Form 10-Q
period 1996-03-31
AMERISTAR CASINOS INC
filed 1996-05-15
CIK 912145

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        March 31, 1996

                                OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to


         Commission file number                    0-22494

                        AMERISTAR CASINOS, INC.
      (Exact name of Registrant as Specified in its Charter)


                 Nevada                           88-0304799
    (State or other jurisdiction of            (I.R.S. employer
incorporation or organization)                identification no.)

             P.O. Box 259, Jackpot, Nevada      89825
             (Address of principal executive offices)


                              (702) 755-6011
       (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X       No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class of Stock              Outstanding at May 10, 1996
      Common Stock, $.01 par value            20,360,000 shares




                      AMERISTAR CASINOS, INC.
                             Form 10-Q

                               INDEX
                                                            Page No.
Part I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

           A.    Condensed Consolidated Balance Sheets
                 at March 31, 1996 (unaudited)
                 and December 31, 1995                         3 - 4

           B.    Condensed Consolidated Statements of
                 Income (unaudited) for the three months
                 ended March 31, 1996 and 1995                  5

           C.    Condensed Consolidated Statements of
                 Cash Flows (unaudited) for the
                 three months ended March 31, 1996 and 1995     6

           D.    Notes to Condensed Consolidated
                 Financial Statements                          7 - 8


   Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations            9 - 14

Part II.  OTHER INFORMATION                                    15

SIGNATURE                                                      16
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                         March 31,     December 31,
                                           1996            1995
                                       ----------       ----------
                                       (unaudited)
CURRENT ASSETS:

Cash                                   $   13,565       $   14,787
Restricted cash                               265              256
Restricted security deposit                   -             11,511
Receivables, net                              983              888
Receivables from affiliates                   115              115
Income tax refund receivable                  467              311
Inventories                                 1,570            2,273
Prepaid expenses                            2,366            2,467
Deferred income taxes                       1,199            1,199
                                       ----------       ----------
Total current assets                       20,530           33,807

PROPERTY AND EQUIPMENT AND LEASEHOLD
   INTERESTS, at cost, less accumulated
   depreciation and amortization of
   $45,891 and $42,716, respectively      173,075          163,217

DEPOSITS AND OTHER ASSETS                   2,788            2,055

PREOPENING COSTS                              206            3,141
                                       ----------       ----------
Total                                  $  196,599       $  202,220
                                       ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.



                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         March 31,     December 31,
                                           1996            1995
                                       ----------      ----------
                                       (unaudited)
CURRENT LIABILITIES:

Accounts payable                       $    4,742      $    3,767
Construction contracts payable              2,190           7,838
Accrued liabilities                        12,148          10,394
Current obligations under
  capitalized leases                          474             506
Current maturities of notes
  payable and long-term debt                6,375           6,895
                                       ----------      ----------
Total current liabilities                  25,929          29,400

DEFERRED INCOME TAXES                       5,904           5,904

OBLIGATIONS UNDER CAPITALIZED LEASES,
  net of current maturities                 7,316           7,441

NOTES PAYABLE AND LONG-TERM DEBT,
  net of current maturities                92,975          94,428
                                       ----------      ----------
Total liabilities                         132,124         137,173
                                       ----------      ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value:
  Authorized - 30,000,000 shares
    Issued  - None                            -               -
  Common stock, $.01 par value:
  Authorized - 30,000,000 shares
    Issued and outstanding -
       20,360,000 shares                      204             204
  Additional paid-in capital               43,043          43,043
  Retained earnings                        21,228          21,800
                                       ----------      ----------
Total stockholders' equity                 64,275          65,047
                                       ----------      ----------
Total                                  $  196,599      $  202,220
                                       ==========      ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.



                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  Three Months
                                                 Ended March 31,
                                                1996           1995
                                                ----           ----
REVENUES:
   Casino                                  $   37,379     $   23,278
   Food and beverage                            4,731          4,702
   Rooms                                        1,515          1,683
   General store                                  538            589
   Other                                        1,170          1,416
                                           ----------     ----------
                                               45,333         31,668
   Less-Promotional allowances                  2,427          2,587
                                           ----------     ----------
       Net revenues                            42,906         29,081
                                           ----------     ----------
OPERATING EXPENSES:
   Casino                                      17,176         10,525
   Food and beverage                            3,012          3,041
   Rooms                                          528            582
   General store                                  497            532
   Other                                        1,152          1,121
   Selling, general and administrative          7,926          4,947
   Business development                           423            222
   Utilities and maintenance                    2,321          1,805
   Preopening costs                             5,856             -
   Depreciation and amortization                3,270          2,263
                                           ----------     ----------
                                               42,161         25,038
                                           ----------     ----------
INCOME FROM OPERATIONS                            745          4,043
OTHER INCOME (EXPENSE):
   Interest income                                193             59
   Interest expense                            (1,908)        (1,271)
   Net gain on disposition of assets               63             -
                                           ----------     ----------
INCOME (LOSS) BEFORE INCOME TAX PROVISION        (907)         2,831
   Income tax provision (benefit)                (335)           996
                                           ----------     ----------
NET INCOME (LOSS)                          $     (572)    $    1,835
                                           ==========     ==========
EARNINGS (LOSS) PER SHARE                  $    (0.03)    $     0.09
                                           ==========     ==========
AVERAGE SHARES OUTSTANDING                 20,360,000     20,360,000
                                           ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                         Three Months
                                                       Ended March 31,
                                                       1996        1995
                                                       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $  (572)  $  1,835
                                                    -------   --------
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                    3,270      2,263
     Change in deferred income taxes                    -          399
     Net gain on disposition of assets                  (63)       -
     (Increase) decrease in other current assets        700       (217)
     Decrease in other non-current assets             2,202         65
     (Increase) decrease in income tax receivable      (156)       646
     Increase (decrease) in other current liabilities 2,729     (1,565)
                                                   --------   --------
     Total adjustments                                8,682      1,591
                                                   --------   --------
       Net cash provided by operating activities      8,110      3,426
                                                   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                           (12,703)    (5,803)
     Decrease in construction contracts payable      (5,648)      (210)
     Proceeds from sale of assets                        63        -
                                                   --------   --------
       Net cash used in investing activities:       (18,288)    (6,013)
                                                   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt           -        9,425
     Restricted security deposit                     11,511        -
     Principal payments of long-term debt
       and capital leases                            (2,555)   (11,474)
                                                   --------   --------
          Net cash provided by (used in)
          financing activities:                       8,956     (2,049)
                                                   --------   --------
Net decrease in cash and cash equivalents            (1,222)    (4,636)

Cash and cash equivalents at beginning of period     14,787      9,169
                                                   --------   --------
Cash and cash equivalents at end of period         $ 13,565   $  4,533
                                                   ========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid during the period for interest
       (net of amount capitalized)                 $  1,731   $  1,100
     Assets purchased with long-term debt          $    313   $     31
     Assets purchased with capital leases          $    107   $    -


The accompanying notes are an integral part of these condensed consolidated financial statements.


1. -- Principles of consolidation and basis of presentation -

     Ameristar Casinos, Inc. ("Ameristar" or "ACI"), through its wholly owned subsidiaries, owns and operates four gaming and entertainment properties in Nevada, Mississippi and Iowa. The Cactus Pete's, Inc. ("CPI") subsidiary owns and operates Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. Ameristar, through Ameristar Casino Vicksburg, Inc. ("ACVI"), owns and operates a riverboat-themed dockside casino ("Vicksburg Casino") and related land-based facilities (collectively, "Ameristar Vicksburg") in Vicksburg, Mississippi on a site along the bank of the Mississippi River near the Interstate 20 bridge. The Ameristar Casino Council Bluffs, Inc. ("ACCBI") subsidiary owns and operates a cruise riverboat casino (the "Council Bluffs Casino"), which opened on January 19, 1996. Construction of ACCBI's land-based facilities in Council Bluffs, Iowa is expected to be completed in the third quarter of 1996. The Council Bluffs Casino and related land-based facilities (collectively, "Ameristar Council Bluffs") are located near the Nebraska Avenue exit of Interstate 29 south across the Missouri River from Omaha, Nebraska. In addition, Ameristar Casino Las Vegas, Inc. ("ACLVI") was created on April 30, 1996 to be the operating entity for the recently announced acquisition of Gem Gaming Inc., a Henderson, Nevada, based hotel/casino company building The Reserve Hotel and Casino at the intersection of Interstate 515 and Lake Mead Drive. Ameristar, together with its wholly owned subsidiaries, are collectively referred to herein as "the Company."

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles. However, the accompanying unaudited condensed consolidated financial statements do contain all adjustments that, in the opinion of management, are necessary to present fairly the financial position and the results of operations for the interim periods included therein. The interim results reflected in the condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


2. -- Reducing revolving credit facility -

          On July 5, 1995, the Company entered into a new Revolving Credit Facility with a syndicate of banks totaling a maximum of $94.5 million (the "Revolving Credit Facility"). As of March 31, 1996, the Company had drawn $80.0 million on the Revolving Credit Facility. These borrowings have been used to repay prior borrowings of $44.8 million and to fund the continued development of Ameristar Council Bluffs. The remainder of the proceeds of the Revolving Credit Facility will be used to fund additional advances from the Company to ACCBI for the construction of the Ameristar Council Bluffs project and, after completion of Ameristar Council Bluffs, for the working capital needs of the Company and its subsidiaries.


3. -- Commitments and contingencies -

     Development of Ameristar Council Bluffs is expected to cost approximately $103 million, which includes the cost of land, building, and riverboat and equipment. As of March 31, 1996, the Company had invested approximately $78 million in Ameristar Casino Council Bluffs, including $18 million on vessel construction.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

     Ameristar Casinos, Inc. ("Ameristar" or "ACI"), through its wholly owned subsidiaries, owns and operates four gaming and entertainment properties in Nevada, Mississippi and Iowa. The Cactus Pete's, Inc. ("CPI") subsidiary owns and operates Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. Ameristar, through Ameristar Casino Vicksburg, Inc. ("ACVI"), owns and operates a riverboat-themed dockside casino ("Vicksburg Casino") and related land-based facilities (collectively, "Ameristar Vicksburg") in Vicksburg, Mississippi on a site along the bank of the Mississippi River near the Interstate 20 bridge. The Ameristar Casino Council Bluffs, Inc. ("ACCBI") subsidiary owns and operates a cruise riverboat casino (the "Council Bluffs Casino"), which opened on January 19, 1996. Construction of ACCBI's land-based facilities in Council Bluffs, Iowa is expected to be completed in the third quarter of 1996. The Council Bluffs Casino and related land-based facilities (collectively, "Ameristar Council Bluffs") are located near the Nebraska Avenue exit of Interstate 29 south across the Missouri River from Omaha, Nebraska. In addition, Ameristar Casino Las Vegas, Inc. ("ACLVI") was created on April 30, 1996 to be the operating entity for the recently announced acquisition of Gem Gaming Inc., a Henderson, Nevada, based hotel/casino company building The Reserve Hotel and Casino at the intersection of Interstate 515 and Lake Mead Drive. (See Subsequent Events.) Ameristar, together with its wholly owned subsidiaries, are collectively referred to herein as "the Company."

     The Company's quarterly and annual operating results may be affected by competitive pressures, the timing of the commencement of new gaming operations, the amount of preopening costs incurred by the Company, construction at existing facilities and general weather conditions. Consequently, the Company's operating results for any quarter or year may not be indicative of results to be expected for future periods.

Summary

     The improvement in operating results for 1996 over 1995 (net of preopening expenses) was primarily due to the opening of the Council Bluffs Casino in January 1996 and improved operating margins at Ameristar Vicksburg.

     Consolidated net revenues for the first quarter of 1996 were $42.9 million compared with $29.0 million for the same period in 1995, a 47.5% increase. Income from operations was $6.6 million in the first quarter of 1996 before preopening expenses and $745,000 after preopening expenses of $5.8 million associated with the opening of Ameristar Council Bluffs, as compared to income from operations of $4.0 million in the first quarter of 1995.

     Total operating expenses before preopening expenses as a percentage of net revenue decreased to 84.6% in the first quarter of 1996 from 86.1% in the same period in 1995. Total operating expenses including Ameristar Council Bluffs preopening expenses of $5.8 million, were 98.3% of net revenues for the first quarter of 1996.

     Net loss for the quarter ended March 31, 1996 was $572,000. Excluding the after-tax effect of preopening expenses totaling $3.7 million, net income of $3.1 million was generated in the first quarter of 1996. Earnings (loss) per share for the first quarter of 1996 were $.15 before preopening expenses and ($.03) after preopening expenses compared to $.09 in the first quarter of 1995.

Revenue

     The Jackpot Properties produced net revenues of $11.7 million for the first quarter of 1996, a decrease of $1.3 million or 10.3% from the first quarter of 1995. Management believes this decrease was due to adverse weather in Jackpot and southern Idaho during January and February of 1996.

     Ameristar Vicksburg continued to be the market leader in Warren County, Mississippi in the first quarter of 1996 with an average market share during the first quarter of 32%, due in part to aggressive promotional strategies. Net revenues for Ameristar Vicksburg were $16.3 million for the first quarter of 1996 compared with $16.0 million for the same quarter in 1995.

     Ameristar Council Bluffs, which was open for the last 73 days of the first quarter of 1996, had net revenues of $14.8 million and operating income (before preopening expenses) of $3.4 million. Management believes that the completion of the land-based facilities at Ameristar Council Bluffs, expected in the third quarter, will result in a material improvement in ACCBI's gaming revenues and operating income.

     On a consolidated basis, casino revenues increased $14.1 million or 60.6% due primarily to the opening of the Council Bluffs Casino, partially offset by a decrease at the Jackpot Properties. Food and beverage revenues remained relatively stable, while rooms revenue decreased $168,000 or 10.0%, primarily due to the adverse weather conditions affecting the Jackpot Properties. Other revenues decreased $246,000 or 17.4% in the first quarter of 1996 compared to the first quarter of 1995 primarily due to a significant reduction in showroom entertainment revenue at Ameristar Vicksburg. The Company now utilizes the showroom on a more strategic basis by opening it for weekend and special events entertainment rather than having the showroom operating on a full-time basis as in the first quarter of 1995.

Expenses

     Casino expenses increased $6.7 million or 63.2% from 1995 to 1996. This was due primarily to the opening of the Council Bluffs Casino. Food and beverage expenses decreased 1% in the first quarter of 1996 compared to the first quarter of 1995 due primarily to cost containment measures implemented at Ameristar Vicksburg. For the Jackpot Properties, expenses remained relatively constant between the 1995 and 1996 first quarters.

     Selling, general and administrative expenses increased $3.0 million or 60.2%, utilities and maintenance expenses increased $515,000 or 28.5% from the first quarter of 1995 to the first quarter of 1996, and depreciation increased $1.0 million or 44.5%. Preopening expenses of $5.8 million related to the opening of the Council Bluffs Casino were expensed in the first quarter of 1996. All of these increases were related to the opening and operations of Ameristar Council Bluffs.

     Business development costs increased $201,000 or 90.5% in the first quarter of 1996 compared to the first quarter of 1995. The
Company continues to explore potential gaming opportunities in other jurisdictions.

     Interest expense was $1.9 million, net of capitalized interest of $389,000 in the first quarter of 1996, an increase of $637,000 or 50.1% as compared to the same period in 1995 due primarily to increases in debt outstanding related to Ameristar Council Bluffs' construction. The Company's incremental borrowing rate was 8.5% in 1996 compared to 10.0% in 1995.

     The Company's effective federal tax rate on income before extraordinary loss was 37% in both 1996 and 1995 versus the federal statutory rate of 35%, due to certain non-deductible expenses.


Liquidity and Capital Resources

    The Company's cash flow from operations was $8.1 million for the quarter ended March 31, 1996 as compared to $3.4 million for the quarter ended March 31, 1995. The Company had cash of approximately $13.6 million at March 31, 1996. The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures through bank debt and other debt financing. The Company's current assets decreased by approximately $13.7 million from December 31, 1995 to
March 31, 1996 primarily as a result of continued construction expenditures at ACCBI of approximately $13.0 million.

    The Company, as borrower, and its principal operating subsidiaries, as guarantors, maintain a Revolving Credit Facility with First Interstate Bank of Nevada, NA ("FIB") and a syndicate of banks (the "Revolving Credit Facility"). The maximum principal available at March 31, 1996 was $94.5 million. However, the Company may not borrow under the Revolving Credit Facility in excess of 3.5 times its rolling four quarter EBITDA ("Earnings before Interest, Taxes, Depreciation and Amortization"). As of March 31, 1996, 3.5 times the Company's rolling four quarter EBITDA exceeded the maximum funds available under the Revolving Credit Facility. The maximum available principal reduces semi-annually commencing July 1, 1997 on a sliding scale (ranging from $4.7 million to $7.1 million in reductions) with a final principal payment of $42 million due at maturity on December 31, 2001.

    Borrowings under the Revolving Credit Facility bear interest at a rate based either on LIBOR or on FIB's prime rate, at the election of the Company, and the ratio of the Company's consolidated total debt to consolidated cash flow, as measured by an EBITDA formula. As of March 31, 1996, the Company had three LIBOR draws outstanding totaling $80.0 million with a current average interest rate of 8.35 percent per annum.

    The Revolving Credit Facility is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The Revolving Credit Facility binds the Company to a number of affirmative and negative covenants, including promises to maintain certain financial ratios within defined parameters. As of March 31, 1996, the Company was in compliance with these covenants.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for additional information relating to the Revolving Credit Facility.

    As of March 31, 1996, the Company had drawn $80.0 million on the Revolving Credit Facility. These borrowings have been used to repay prior borrowings of $44.8 million and to fund the continued development of Ameristar Council Bluffs. The remainder of the proceeds of the Revolving Credit Facility will be used to fund additional advances from the Company to ACCBI for the construction of the Ameristar Council Bluffs project and, after completion of Ameristar Council Bluffs, for the working capital needs of the Company and its subsidiaries.

    The Company's subsidiary, ACCBI, has entered into several other borrowing arrangements with ACI as guarantor. ACCBI entered into a preferred ship mortgage with General Electric Credit Corp. on December 28, 1995 for the sum of $11,511,000. Proceeds from an equipment loan entered into with FIB on December 12, 1995 for $7,137,400 were used to finance ACCBI's slot machines, surveillance equipment and property signage. ACCBI also entered into several additional equipment financing agreements in 1995 totaling approximately $0.9 million. ACCBI intends to borrow an additional $3.4 million in 1996 for equipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for additional information relating to ACCBI's borrowings.

    Capital expenditures in the first quarter of 1996 were $12.7 million compared to approximately $5.8 million in the first quarter of 1995. The majority of expenditures in 1995 were related to the construction and development of Ameristar Council Bluffs. The Company funded these capital expenditures from net cash provided by operating activities and bank debt, including the Revolving Credit Facility.

    The Company anticipates making additional capital expenditures of approximately $30.0 million in 1996 for its existing properties and properties under development, $25 million of which is expected to be used for the completion of Ameristar Council Bluffs. These capital expenditure requirements are anticipated to be funded out of operating cash flow, and purchase money financing and additional draws on the Revolving Credit Facility. Management believes that these sources will be sufficient to meet the Company's currently anticipated capital expenditure and working capital requirements during 1996, including those in connection with the merger described below under "Subsequent Event." However, if the Company undertakes any additional expansion projects in 1996, additional funds may be required and there can be no assurance that sources of such funding will be available to the Company on acceptable terms.


Subsequent Event

    On April 16, 1996, Ameristar Casinos, Inc. entered into a letter of intent to merge with privately held Gem Gaming Inc. which is developing the Reserve Hotel & Casino currently under construction in the Las Vegas suburb of Henderson-Green Valley. Subject to the negotiation of a final agreement and the approval of Ameristar's Board of Directors and shareholders and various regulatory agencies and lenders. The letter of intent contemplates that Ameristar will exchange 7.5 million shares of common stock for The Reserve. The Reserve will be operated as a wholly owned subsidiary of Ameristar Casinos, Inc. Due to the number of preconditions beyond the control of the Company, no assurance can be given that the merger will be completed.

    The Reserve, with an African game reserve theme, is located on a 53-acre site at the southeast corner of Interstate 515 and Lake Mead Drive between Henderson and Green Valley with Phase I scheduled to open on October 1, 1996. Phase I will include approximately 1,000 slot machines, 35 table games, a 225-room hotel and a variety of diverse dining and retail options. With the merger, the Reserve will begin planning Phase II, which will expand the development to include a total of approximately 500 hotel rooms, 50,000 square feet of casino space and a 500-seat buffet. The master plan for the project includes a total of 1,500 hotel rooms, 2000 slot machines, 75 table games, additional restaurants, meeting and convention facilities and other recreational amenities.

    The development costs of Phase I of the Reserve are anticipated to be paid for primarily through borrowings by Gem Gaming, Inc. and its stockholder's equity. The development costs of Phase II will be provided by Ameristar, for which various financing alternatives are under consideration. No assurance can be given that sources of such funding will be available to the Company on acceptable terms.



PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings


     See additional information relating to legal proceedings included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Items 2., 3., 4. and 5. of Part II are not applicable.


ITEM 6.    Exhibits and Reports on Form 8-K

          A. The following exhibits are filed as a part of this report:

                 10.1 Letter of Intent between Ameristar Casinos, Inc. and Gem Gaming, Inc. dated April 16, 1996.

                 27        Financial Data Schedule

           B.  Reports on Form 8-K

               None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AMERISTAR CASINOS, INC.
                                  Registrant





Date:    May 10, 1996               /s/ Thomas Steinbauer
                                  Thomas Steinbauer
                                  Sr. Vice President
                                  Chief Financial Officer