Form 10-Q
period 1996-06-30
AMERISTAR CASINOS INC
filed 1996-08-14
CIK 912145

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended        June 30, 1996

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

             Class of Stock             Outstanding at August 9, 1996
      Common Stock, $.01 par value            20,360,000 shares

                        AMERISTAR CASINOS, INC.

                               Form 10-Q

                                 INDEX
                                                             Page No.
Part I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

           A.    Condensed Consolidated Balance Sheets
                 at June 30, 1996 (unaudited)
                 and December 31, 1995                         3 - 4

           B.    Condensed Consolidated Statements of
                 Income (unaudited) for the three months
                 and six months ended June 30, 1996
                 and 1995                                       5

           C.    Condensed Consolidated Statements of
                 Cash Flows (unaudited) for the
                 six months ended June 30, 1996 and 1995        6

           D.    Notes to Condensed Consolidated
                 Financial Statements                          7 - 8


   Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                           9 - 15


Part II.  OTHER INFORMATION                                  16 - 21


SIGNATURE                                                      22

EXHIBIT INDEX                                                  23
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                 AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS
                                         June 30,      December 31,
                                           1996            1995
                                         --------        --------
                                       (unaudited)

CURRENT ASSETS:

Cash                                     $  8,732        $ 14,787
Restricted cash                               273             256
Restricted security deposit                   -            11,511
Receivables, net                              768             888
Receivables from affiliates                   -               115
Income tax refund receivable                  654             311
Inventories                                 2,157           2,273
Prepaid expenses                            3,429           2,467
Deferred income taxes                       1,656           1,199
                                         --------        --------
Total current assets                       17,669          33,807

PROPERTY AND EQUIPMENT AND LEASEHOLD
   INTERESTS, at cost, less accumulated
   depreciation and amortization of
   $49,416 and $42,716, respectively      183,056        163,217

DEPOSITS AND OTHER ASSETS                   2,103          2,055

PREOPENING COSTS                              947          3,141
                                         --------       --------
     Total                               $203,775       $202,220
                                         ========       ========

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30,      December 31,
                                           1996            1995
                                         --------        --------
                                       (unaudited)
CURRENT LIABILITIES:

Accounts payable                         $  5,306        $   3,767
Construction contracts payable              3,372            7,838
Accrued liabilities                        12,779           10,394
Current obligations under
   capitalized leases                         411              506
Current maturities of notes
   payable and long-term debt               5,814            6,895
                                         --------         --------
Total current liabilities                  27,682           29,400

DEFERRED INCOME TAXES                       5,904            5,904

OBLIGATIONS UNDER CAPITALIZED LEASES,
   net of current maturities                7,288            7,441

NOTES PAYABLE AND LONG-TERM DEBT,
   net of current maturities               94,710           94,428
                                         --------         --------
Total liabilities                         135,584          137,173
                                         --------         --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
   Authorized - 30,000,000 shares
   Issued   -   None                          -                -
   Common stock, $.01 par value:
   Authorized - 30,000,000 shares
   Issued and outstanding -
         20,360,000 shares                    204              204
   Additional paid-in capital              43,043           43,043
   Retained earnings                       24,944           21,800
                                         --------         --------
   Total stockholders' equity              68,191           65,047
                                         --------         --------
       Total                             $203,775         $202,220
                                         ========         ========

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)

                                       Three Months        Six Months
                                      Ended June 30,     Ended June 30,
                                      1996      1995    1996      1995
                                      ----      ----    ----      ----
REVENUES:
   Casino                           $41,246   $25,889  $78,625   $49,167
   Food and beverage                  5,684     5,036   10,415     9,738
   Rooms                              1,986     2,114    3,501     3,797
   General store                        623       678    1,160     1,268
   Other                              1,370     1,298    2,540     2,713
                                    -------   -------  -------   -------
                                     50,909    35,015   96,241    66,683
   Less-promotional allowances        3,099     2,667    5,525     5,254
                                    -------   -------  -------   -------
                                     47,810    32,348   90,716    61,429
                                    -------   -------  -------   -------
OPERATING EXPENSES:
   Casino                            20,000    11,578   37,175    22,102
   Food and beverage                  2,996     3,137    6,008     6,178
   Rooms                                587       601    1,115     1,183
   General store                        514       572    1,011     1,104
   Other                              1,174     1,914    2,327     3,035
   Selling, general and admin.        8,358     4,948   16,285     9,895
   Business development                 379       775      802       997
   Utilities and maintenance          2,616     1,741    4,937     3,547
   Depreciation and amortization      3,531     2,230    6,801     4,493
   Preopening costs                     291         -    6,146         -
                                    -------   -------  -------   -------
                                     40,446    27,496   82,607    52,534
                                    -------   -------  -------   -------
INCOME FROM OPERATIONS                7,364     4,852    8,109     8,895
OTHER INCOME (EXPENSE):
   Interest income                       73        31      266        90
   Interest expense                  (1,604)   (1,292)  (3,513)   (2,563)
   Net gain on disposition of assets    -         -         63       -
                                    -------   -------  -------   -------
INCOME BEFORE INCOME TAX PROVISION    5,833     3,591    4,925     6,422
   Income tax provision               2,117     1,221    1,781     2,217
                                     ------   -------  -------   -------
NET INCOME                          $ 3,716   $ 2,370  $ 3,144   $ 4,205
                                    =======   =======  =======   =======
EARNINGS PER SHARE                  $   .18   $   .12  $   .15   $   .21
                                    =======   =======  =======   =======

WEIGHTED AVERAGE SHARES OUTSTANDING  20,360    20,360   20,360    20,360
                                    =======   =======  =======   =======

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERISTAR CASINOS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                              (In thousands)
                                (Unaudited)

                                                         Six Months
                                                        Ended June 30,
                                                       1996       1995
                                                       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  3,144   $  4,205
                                                     --------   --------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                        6,801      4,493
   Change in deferred income taxes                        -        1,165
   Net gain on disposition of fixed assets                (63)       -
   Increase in other current assets                    (1,085)      (621)
   Decrease  (increase) in other non-current assets     2,172       (983)
   (Increase) decrease in income tax receivable          (343)       803
   Increase in income tax payable                         -          879
   Increase (decrease) in other current liabilities     3,924     (5,616)
                                                     --------   --------
      Total adjustments                                11,406        120
                                                     --------   --------
      Net cash provided by operating activities        14,550      4,325
                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                               (26,666)   (16,099)
   Increase in construction contracts payable          (4,465)       -
   Proceeds from sale of assets                            63        -
                                                     --------   --------
      Net cash used in investing activities:          (31,068)   (16,099)
                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt             3,525     21,102
   Restricted security deposit                         11,511        -
   Principal payments of long-term debt
      and capital leases                               (4,573)    (15,100)
                                                     --------    --------
      Net cash provided by financing activities:       10,463       6,002
                                                     --------    --------
Net decrease in cash                                   (6,055)     (5,772)
Cash at beginning of period                            14,787       9,169
                                                     --------    --------
Cash at end of period                                $  8,732    $  3,397
                                                     ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid during the period for interest
      (net of amount capitalized)                   $  4,378    $  2,064
   Cash paid for income taxes                       $  2,450    $    370
   Assets purchased with long-term debt             $    313    $     31
   Assets purchased with capital leases             $    107    $    -

      The accompanying notes are an integral part of these condensed consolidated financial statements.



1. -- Principles of consolidation and basis of presentation -

     Ameristar Casinos, Inc. ("Ameristar" or "ACI"), through its wholly owned subsidiaries, owns and operates four gaming and entertainment properties in Nevada, Mississippi and Iowa. The Cactus Pete's, Inc. ("CPI") subsidiary owns and operates Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. Ameristar, through Ameristar Casino Vicksburg, Inc. ("ACVI"), owns and operates a riverboat-themed dockside casino ("Vicksburg Casino") and related land-based facilities (collectively, "Ameristar Vicksburg") in Vicksburg, Mississippi on a site along the bank of the Mississippi River near the Interstate 20 bridge. The Ameristar Casino Council Bluffs, Inc. ("ACCBI") subsidiary owns and operates a cruise riverboat casino (the "Council Bluffs Casino"). The Council Bluffs Casino and related land-based facilities (collectively, "Ameristar Council Bluffs") are located near the Nebraska Avenue exit of Interstate 29 south across the Missouri River from Omaha, Nebraska. The Council Bluffs Casino opened on January 19, 1996 and the Main Street Pavilion opened on June 17, 1996. Construction of ACCBI's land-based facilities in Council Bluffs, Iowa is expected to be completed in the fourth quarter of 1996, although no assurance can be given that construction will be completed as expected. The failure to complete construction by January 17, 1997, could result in a loss of ACCBI's gaming license and otherwise have a material adverse effect on the Company. In addition, Ameristar Casino Las Vegas, Inc. ("ACLVI") was created on April 30, 1996 to be the operating entity for the previously announced acquisition of Gem Gaming Inc., a Henderson, Nevada, based hotel/casino company building The Reserve Hotel and Casino at the intersection of Interstate 515 and Lake Mead Drive. Ameristar, together with its wholly owned subsidiaries, are collectively referred to herein as the "Company."

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

     On July 5, 1995, the Company entered into a Revolving Credit Facility with a syndicate of banks totaling a maximum of $94.5 million (the "Revolving Credit Facility"). As of June 30, 1996, the Company had drawn $82.5 million on the Revolving Credit Facility. These borrowings have been used to repay prior borrowings of $44.8 million and to fund the continued development of Ameristar Council Bluffs. The remainder of the proceeds of the Revolving Credit Facility will be used to fund additional advances from the Company to ACCBI for the construction of the Ameristar Council Bluffs project and, after completion of Ameristar Council Bluffs, for the working capital needs of the Company and its subsidiaries.


3. -- Commitments and contingencies -

     Development of Ameristar Council Bluffs is expected to cost approximately $106 million, which includes the cost of land, building, and riverboat and equipment. As of June 30, 1996, the Company had invested approximately $100 million in Ameristar Casino Council Bluffs, including $18 million on vessel construction.

     On May 31, 1996, the Company signed a definitive agreement to merge with privately held Gem Gaming, Inc., which is developing The Reserve Hotel and Casino currently under construction in the Las Vegas Suburb of Henderson-Green Valley. The transaction is subject to approval from the Nevada Gaming Control Board, the Nevada Gaming Commission, Ameristar's stockholders, various regulatory agencies and lenders and other closing conditions. Ameristar will issue 7.5 million shares of common stock in the merger.


Management's Discussion and Analysis of Financial
Condition and Results of Operations (unaudited)


     Ameristar Casinos, Inc. ("Ameristar" or "ACI"), through its wholly owned subsidiaries, owns and operates four gaming and entertainment properties in Nevada, Mississippi and Iowa. The Cactus Pete's, Inc. ("CPI") subsidiary owns and operates Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. Ameristar, through Ameristar Casino Vicksburg, Inc. ("ACVI"), owns and operates a riverboat-themed dockside casino ("Vicksburg Casino") and related land-based facilities (collectively, "Ameristar Vicksburg") in Vicksburg, Mississippi on a site along the bank of the Mississippi River near the Interstate 20 bridge. The Ameristar Casino Council Bluffs, Inc. ("ACCBI") subsidiary owns and operates a cruise riverboat casino (the "Council Bluffs Casino"). The Council Bluffs Casino and related land-based facilities (collectively, "Ameristar Council Bluffs") are located near the Nebraska Avenue exit of Interstate 29 south across the Missouri River from Omaha, Nebraska. The Council Bluffs Casino opened on January 19, 1996 and the Main Street Pavilion opened on June 17, 1996. Construction of ACCBI's land-based facilities in Council Bluffs, Iowa is expected to be completed in the fourth quarter of 1996, although no assurance can be given that construction will be completed as expected. The failure to complete construction by January 17, 1997 could have a material adverse effect on the Company. (See "Part II. Item 5. Other Information --Deadline for Completion of Ameristar Council Bluffs.") In addition, Ameristar Casino Las Vegas, Inc. ("ACLVI") was created on April 30, 1996 to be the operating entity for the previously announced acquisition of Gem Gaming Inc., a Henderson, Nevada, based hotel/casino company building The Reserve Hotel and Casino at the intersection of Interstate 515 and Lake Mead Drive. (See "Liquidity and Capital Resources" and "Part II. Item 5. Other Information") Ameristar, together with its wholly owned subsidiaries, are collectively referred to herein as the "Company."

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

     Consolidated net revenues for the three and six months ended June 30, 1996, respectively, were $47.8 million and $90.7 million compared with $32.3 million and $61.4 million, respectively, for the same periods in 1995, a 48.0% and 47.7% increase, respectively. Income from operations was $7.4 million and $8.1 million ($7.7 million and $14.3 million before preopening expenses) for the three and six months ended June 30, 1996, respectively, compared to $4.9 million and $8.9 million for the same periods in the prior year. Preopening expenses of $291,000 and $6.1 million, respectively, for the three and six months ended June 30, 1996 are associated with the opening of Ameristar Council Bluffs.

     Total operating expenses before preopening expenses as a percentage of net revenue decreased to 84% in both the three and six months ending June 30, 1996, as compared to 85% and 86%, respectively, in the prior year.

     Net income for the three and six months ended June 30, 1996 was $3.7 million and $3.1 million, respectively, compared to net income of $2.4 million and $4.2 million, respectively, in the same periods in 1995. Excluding the after-tax effect of preopening expenses totaling $185,000 and $3.9 million, net income of $3.9 million and $7.0 million was generated in the three and six months ended June 30, 1996. Earnings per share for the three and six months ended June 30, 1996 were $.19 and $.35, respectively, before preopening expenses and $.18 and $.15, respectively, after preopening expenses, compared to $.12 and $.21, respectively, for the same periods in the prior year.

Revenue

     The Jackpot Properties produced net revenues of $13.5 million and $25.2 million for the three and six months ended June 30, 1996, respectively, as compared to $14.4 million and $27.5 million, respectively, for the same periods in the prior year. Management believes increased competition in Jackpot and from Native American casinos in the outer market, including Washington, Oregon and Alberta, Canada, is having a negative impact on revenues. The performance of the Jackpot Properties was also affected by adverse weather conditions during the first quarter of 1996 and a below-average table games win percentage during the second quarter. An average table games win percentage would have resulted in approximately $350,000 in additional casino revenues in the second quarter. In an effort to improve its competitiveness, Cactus Petes is increasing its direct marketing efforts to out-lying marketing areas and is upgrading its slot product by replacing approximately 250 slot machines.

     Ameristar Vicksburg continued to be the market leader in Warren County, Mississippi in the second quarter of 1996 with an average market share during the second quarter of 33.5%, due in part to aggressive promotional strategies. Net revenues for Ameristar Vicksburg were $16.9 million and $33.2 million for the three and six months ended June 30, 1996, respectively, compared with $17.8 million and $33.8 million for the same periods in the prior year.

     Ameristar Council Bluffs, which opened January 19, 1996, had net revenues of $17.3 million and $32.1 million for the three and six months ended June 30, 1996. Operating income (before preopening expenses of $291,000 and $6.1 million, respectively) was $2.6 million and $6.0 million, respectively, for the three and six months ended June 30, 1996. Management believes that the completion of the land-based facilities at Ameristar Council Bluffs, expected in the fourth quarter, will result in improved gaming revenues and operating income.

     On a consolidated basis, casino revenues increased $15.4 million or 59% and $29.5 million or 60%, respectively, for the three and six months ended June 30, 1996, due primarily to the opening of the Council Bluffs Casino, partially offset by decreases at the Jackpot Properties and Ameristar Vicksburg. Food and beverage revenues increased by $648,000 or 12% and $677,000 or 7%, respectively, for the three and six months ended June 30, 1996 as compared to the prior periods. Rooms revenue decreased $128,000 or 6% and $296,000 or 8%, respectively for the three and six month periods ended June 30, 1996 primarily due to the adverse weather conditions and increased competition affecting the Jackpot Properties as discussed above. Other revenues increased $72,000 or 6% for the three months ended June 30, 1996 and decreased $173,000 or 6% for the six months ended June 30, 1996, compared to the three and six months ended June 30, 1995, primarily due to a significant reduction in showroom entertainment revenue at Ameristar Vicksburg. The Company now utilizes the showroom on a more strategic basis by opening it for special events and nationally known entertainment.

Expenses

     Casino expenses increased $8.4 million or 73% and $15.1 million or 68%, respectively, for the three and six months ended June 30, 1995 as compared to the same periods in the prior year. This was due primarily to the opening of the Council Bluffs Casino. Food and beverage expenses decreased $141,000 or 4% and $170,000 or 3%, respectively in the three and six months ended June 30, 1996, compared to the three and six months ended June 30, 1995 due primarily to cost containment measures implemented at Ameristar Vicksburg. For the Jackpot Properties, expenses remained relatively constant between the three and six months ended June 30, 1996 and for the same periods of the prior year.

     Selling, general and administrative expenses increased $3.4 million or 69% and $6.4 million or 65% from the three and six months ended June 30, 1995, respectively, to the three and six months ended June 30, 1996. Utilities and maintenance and depreciation expenses also showed increases in the quarter and the six months. All of these increases were related primarily to the opening and operations of Ameristar Council Bluffs. Preopening expenses of $5.8 million related to the opening of the Council Bluffs Casino were expensed in the first quarter of 1996 and $291,000 associated with the opening of the Main Street Pavilion were expensed in the second quarter of 1996.

     Business development costs decreased $396,000 or 51% and 195,000 or 20%, respectively for the three and six months ended June 30, 1996, compared to the same periods of the prior year. The Company continues to explore potential gaming development opportunities in other jurisdictions and potential acquisitions in the gaming industry.

     Interest expense was $1.6 million and $3.5 million, net of capitalized interest of $559,000 and $1.0 million in the three and six months ended June 30, 1996, respectively, an increase of $312,000 or 24% and $950,000 or 37%, respectively, as compared to the same period in 1995 due primarily to increases in debt outstanding related to Ameristar Council Bluffs construction. The Company's incremental borrowing rate was 8.5% in 1996 compared to 10.0% in 1995.

     The Company's effective federal tax rate on income for the three and six months ended June 30, 1996 were 36.3% and 36.2%, respectively, versus the federal statutory rate of 35%, due to certain non-deductible expenses.


Liquidity and Capital Resources

     The Company's cash flow from operations was $14.6 million for the six months ended June 30, 1996 as compared to $4.3 million for the six months ended June 30, 1995. The Company had unrestricted cash of approximately $8.7 million as of June 30, 1996. The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures through bank debt and other debt financing. The Company's current assets decreased by approximately $16.1 million from December 31, 1995 to June 30, 1996 primarily as a result of continued construction expenditures at ACCBI of approximately $25.4 million.

     The Company, as borrower, and its principal operating subsidiaries, as guarantors, maintain a Revolving Credit Facility with Wells Fargo Bank, NA (formerly known as First Interstate Bank of Nevada, NA) ("WFB") and a syndicate of banks (the "Revolving Credit Facility"). The maximum principal available at June 30, 1996 was $94.5 million. However, the Company may not borrow under the Revolving Credit Facility in excess of 3.5 times its rolling four quarter EBITDA ("Earnings before Interest, Taxes, Depreciation and Amortization"). As of June 30, 1996, 3.5 times the Company's rolling four quarter EBITDA exceeded the maximum funds available under the Revolving Credit Facility. The maximum available principal reduces semi-annually commencing July 1, 1997 on a sliding scale (ranging from $4.7 million to $7.1 million in reductions) with a final principal payment of $42 million due at maturity on December 31, 2001.

     Borrowings under the Revolving Credit Facility bear interest at a rate based either on LIBOR or on WFB's prime rate, at the election of the Company, and the ratio of the Company's consolidated total debt to consolidated cash flow, as measured by an EBITDA formula. As of June 30, 1996, the Company had three LIBOR draws outstanding totaling $82.5 million with a current average interest rate of 8.5 percent per annum. These borrowings have been used to repay prior borrowings of $44.8 million and to fund the continued development of Ameristar Council Bluffs. The remainder of the proceeds of the Revolving Credit Facility will be used to fund additional advances from the Company to ACCBI for the construction of the Ameristar Council Bluffs project and, after completion of Ameristar Council Bluffs, for the working capital needs of the Company and its subsidiaries.

     The Revolving Credit Facility is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The Revolving Credit Facility binds the Company to a number of affirmative and negative covenants, including promises to maintain certain financial ratios within defined parameters. As of June 30, 1996, the Company was in compliance with these covenants.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for additional information relating to the Revolving Credit Facility.

     The Company's subsidiary, ACCBI, has entered into several other borrowing arrangements with ACI as guarantor. ACCBI entered into a preferred ship mortgage with General Electric Credit Corp. on December 28, 1995 for the sum of $11,511,000. Proceeds from an equipment loan entered into with WFB on December 12, 1995 for $7,137,400 were used to finance ACCBI's slot machines, surveillance equipment and property signage. ACCBI also entered into several additional equipment financing agreements in 1995 totaling approximately $0.9 million. ACCBI intends to borrow an additional $3.4 million in 1996 for equipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for additional information relating to ACCBI's borrowings.

     Capital expenditures in the three and six months ended June 30, 1996 were $13.5 million and $26.8 million, respectively, compared to approximately $11.1 million and $16.8 million for the three and six months ended June 30, 1995, respectively. The majority of these expenditures were related to the construction and development of Ameristar Council Bluffs. The Company funded these capital expenditures from net cash provided by operating activities and bank debt, including the Revolving Credit Facility.

     The Company anticipates making additional capital expenditures of approximately $30 million in 1996 for its existing properties and properties under development, $6 million of which is expected to be used for the completion of Ameristar Council Bluffs and $20 million for The Reserve. These capital expenditure requirements are anticipated to be funded out of operating cash flow, purchase money financing and additional draws on the Revolving Credit Facility. The Company is currently in negotiations with WFB to expand its bank line to approximately $175 million. While there can be no assurance that these negotiations will be completed, management is confident that terms at least as favorable as the existing facility can be obtained. Management believes that these sources will be sufficient to meet the Company's currently anticipated capital expenditure, including those in connection with the development of The Reserve, and working capital requirements during 1996. However, as discussed below under "Part II. Item 5. Other Information -- Gem Gaming Merger," the plans for The Reserve are currently being redesigned and the development budget for the initial development phase(s), portions of which will be expended in both 1996 and 1997, has not yet been determined. In addition, if the Company undertakes any additional expansion projects in 1996, additional funds may be required and there can be no assurance that sources of such funding will be available to the Company on acceptable terms.


Factors Affecting Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to growth and expansion plans, the effects of competition and potential competition, the adequacy of the Company's liquidity and capital resources and the completion of financing transactions, the completion of construction of properties under development, the closing of the acquisition of The Reserve, the effects of regulatory requirements and the Company's ability to meet such requirements and the anticipated outcome of contingent claims against the Company. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and, accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. Information concerning some of the factors that could cause future actual results to differ from those projected in or anticipated or contemplated by the forward-looking statements can be found elsewhere in this Report on Form 10-Q and in the Company's other publicly available reports filed with the Securities and Exchanged Commission under the Securities Exchange Act of 1934, including but not limited to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In particular, attention is directed to the cautionary statements included in this Report under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II. Item 5. Other Information" and in the Form 10-K report under the captions "Business -- Current Operations," "Business -- Expansion Strategy," "Business -- Government Regulations," "Description of Property" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



     PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings

Mississippi DEQ

     Ameristar Vicksburg has resolved the matter it had pending before the State of Mississippi Department of Environmental Quality ("DEQ"). On February 21, 1996, Ameristar Vicksburg received notice from the DEQ that Ameristar Vicksburg had engaged in apparent violations of DEQ regulations and the Mississippi Pollution Control Law as they relate to a waste water pond at Ameristar Vicksburg's mobile home park in Vicksburg. The pond was drained in March 1995 to facilitate the repair of construction defects that Ameristar Vicksburg believed posed an imminent risk of failure of the embankment following heavy rains. On March 27, 1996, Ameristar Vicksburg received a letter from the DEQ alleging four separate violations of applicable state and federal law and requested a meeting. That meeting was held, and Ameristar Vicksburg and the DEQ entered into an order whereby Ameristar Vicksburg agreed to pay a fine and to connect the sewer lagoon to the City of Vicksburg sewer system. The amount of the fine and the cost of connecting to the City sewer system are immaterial.

     See additional information relating to legal proceedings included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Items 2. and 3. of Part II are not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     a. The Company's Annual Meeting of Stockholders was held on June 7, 1996.

b and c. The following table shows the tabulation of votes for all matters put to vote at the Company's Annual Meeting of Stockholders.


                                                    Abstentions/
                                         Against/      Broker
Matters Put to Vote          For         Withheld    Non-votes

Election of Directors
   Class A Directors
   John R. Spina           20,252,486      11,312
   Larry A. Hodges         20,252,321      11,477


The terms of the following directors have continued after the meeting:
Class B Directors (term expiring in 1997):  Paul I. Corddry and
Thomas M. Steinbauer

Class C Director (term expiring in 1998):  Craig H. Neilsen


ITEM 5.   Other Information

Gem Gaming Merger

     On May 31, 1996, the Company, a newly formed subsidiary of the Company, Ameristar Casino Las Vegas, Inc. ("ACLVI"), and Gem Gaming, Inc. ("Gem") signed a Merger Agreement providing for the merger of Gem into ACLVI. The Board of Directors of the Company approved the transaction at its meeting held on June 7, 1996.

     Gem is developing a hotel and casino project in Henderson, Nevada, to be called The Reserve Hotel & Casino. After the merger, the Company will complete the development of The Reserve and will operate The Reserve through ACLVI. As part of the merger, the Company will issue 7.5 million shares of its common stock to the shareholders of Gem. Steven W. Rebeil, the CEO of Gem, owns approximately 96.6% of the Gem stock and will acquire approximately 7,245,000 shares of the Company's common stock in the merger. Following the merger, Mr. Rebeil will be elected to the Company's Board of Directors and be appointed Vice Chair. Dominic J. Magliarditi, the only other stockholder of Gem, will acquire approximately 255,000 shares of the Company's common stock in the merger and will be elected as Senior Vice President/Co-General Counsel of the Company.

     The merger agreement contains a provision adjusting the number of shares of stock to be issued by the Company if the Company receives a license to operate a casino in western Maryland. Currently Maryland does not authorize casino gambling. Should authorizing legislation pass, and should the Company obtain a license to operate a casino in western Maryland, Messrs. Rebeil and Magliarditi (as the recipients of the Company's common stock issued in the merger) may be required to return a portion of the shares to the Company. The number of shares will be determined by a formula, but in no event will it exceed an aggregate of 1 million shares of common stock.

     The closing of the merger is subject to a number of conditions, including receipt of certain approvals from the Nevada Gaming Commission, the Company's lenders and the Company's stockholders. Management currently anticipates that the merger will close in the fourth quarter of 1996.

     The Reserve is located on a 53-acre site at the southeast corner of Interstate 515 and Lake Mead Drive between Henderson and Green Valley. It is designed to capture the spirit of an exotic and mysterious safari adventure with the interior decor replicating the natural environment of an African game reserve. At the request of the Company and with the cooperation of Gem, the project is being redesigned. It will consist of three phases. The first phase will consist of a 30,000 square-foot casino, a 225-room hotel tower, a buffet, a 24-hour restaurant, and two specialty restaurants. Phase II will expand the casino to approximately 60,000 square feet and add a specialty restaurant, a food court, a children's activity center, a cabaret lounge and a sports bar. A second hotel tower is planned for the third phase. Because of the extent of the changes, the Company has not yet determined a revised development budget or opening date for The Reserve. Based on the original design plans, The Reserve was previously anticipated to open in the fourth quarter of 1996.


Potential Additional Mississippi Competition

     The Mississippi Gaming Commission is considering an application from Multi Gaming Management to construct an approximately $125 million casino and auto race track development on the Big Black River. The Mississippi Gaming Commission has announced that the matter will be considered at a meeting to be held in early September 1996.

     The proposed site on the Big Black River is near Interstate 20 between Jackson and Vicksburg. Management believes that such a development would provide a significant competitive advantage over Ameristar Vicksburg and other gaming operations in Warren County due to its closer proximity to Jackson. However, there currently is no exit off Interstate 20 in the vicinity of this site, the area surrounding this site is undeveloped and lacks any infrastructure and the site may not meet the navigable waterway requirements of Mississippi law for the development of a casino. Nevertheless, if the Mississippi Gaming Commission grants the license, and if the project is in fact constructed, Ameristar Casino Vicksburg and the Company will likely be materially and adversely affected.


Deadline for Completion of Ameristar Council Bluffs

     The Iowa Racing and Gaming Commission conditioned the award of the license to Ameristar Council Bluffs upon all of the Company's facilities being completed one year after the opening of the
casino.   The one year anniversary is January 19, 1997.  The
Agreement between Iowa West Racing Association and Ameristar Council Bluffs requires the facilities to be substantially complete within two years from the date the Iowa Racing and Gaming Commission awarded the license or the per person admission fee payable to Iowa West Racing Association increases from $1.50 to $4.50 until the facilities are substantially complete. The two year anniversary is January 27, 1997.

     Currently all of the land based facilities are complete except the hotel, the steak house, the sports bar, and the swimming pool for the hotel. The hotel is currently under construction and is expected to be completed in the fourth quarter. The sports bar and swimming pool have been designed and put out to bid but construction has not yet commenced and the steak house is still in the design stage. Although management expects all of these facilities will be completed in the fourth quarter of 1996, no assurances can be given that construction will be completed as expected. If all of the land-based facilities are not completed by the above-indicated anniversary dates, and if either the Iowa Racing and Gaming Commission or Iowa West Racing Association takes the position and prevails that such failure violates Ameristar's promise to such organization, such failure could have a material adverse effect on Ameristar Council Bluffs and the Company, including a potential loss of the gaming license and/or the occurrence of an event of default under one or more credit facilities.

Compliance with Iowa Cruising Requirements

     Under Iowa law, wagering on a "gambling game" is legal when conducted by a licensee on an "excursion gambling boat." An "excursion gambling boat" is a self-propelled excursion boat. "Gambling game" means any game of chance authorized by the Iowa Racing & Gaming Commission. The excursion season is from April 1 through October 31 of each calendar year. The vessel must operate at least one "excursion" each day for 100 days during the excursion
season to operate during the off season.   Each excursion must
consist of a minimum of two hours.

     The Iowa Racing and Gaming Commission has defined an "excursion" as taking a defined route (an "official cruise"). The route defined for the Ameristar Council Bluffs excursion gambling boat requires it to go under the I-80 bridge. Because of high water, the Ameristar Council Bluffs excursion gambling boat has not been able to go under the bridge very often during the 1996 excursion season, and based on the number of days remaining in the excursion season, it is highly unlikely that the Ameristar Council Bluffs excursion boat will be able to obtain 100 official cruises.

     During those days when the captain of the Ameristar Council Bluffs excursion gambling vessel determines it is safe to sail on the river, but the vessel cannot go under the bridge, the vessel sails to the bridge and then reverses course. This "limited cruise" still lasts two hours. Barring unforseeable mechanical, weather or other problems, management believes it is likely that the Council Bluffs excursion gambling vessel will cruise a combined total of at least 100 "limited cruises" and "official cruises" during the 1996 excursion season.

     The Company has requested an exemption from the Iowa Racing & Gaming Commission so that limited cruises will count as official cruises. Management is optimistic that it will obtain such an exception; however, no assurances can be given. If the Iowa Racing & Gaming Commission refuses to count limited cruises as satisfying the excursion requirement, the Council Bluffs excursion boat would have to cease operations between November 1 and April 1. This would have a material adverse effect on the Company.

Nebraska Ballot Initiative to Authorize Gaming

     There is an initiative currently before the Nebraska Secretary of State for certification for inclusion upon the ballot in November 1996. This initiative would authorize certain types of slot machines in connection with certain Keno parlors and casino gambling by certain licensed racetracks either at the racetracks or within 15 miles of the racetracks. Currently there are four racetracks in Nebraska that satisfy the requirement, including tracks in Omaha and Lincoln. The Secretary of State is currently in the process of validating the signatures.

     If the initiative is certified for inclusion on the ballot, and if the initiative passes, the resulting legalization of gaming in Nebraska likely would have a material adverse effect on Ameristar Council Bluffs and the Company.


ITEM 6.    Exhibits and Reports on Form 8-K

     A. The following exhibits are filed as a part of this report:

               10.1 Merger Agreement by and among Gem Gaming, Inc.,
                    Ameristar Casinos, Inc., Ameristar Casino Las Vegas, Inc., Steven w. Rebeil, and Dominic J. Magliarditi, dated May 30, 1996. See also
                    Exhibit 99.1

               10.2 Operating Agreement of Nevada AG Air, LTD.
                    dated July 5, 1996.

               10.3 Sublease between Nevada AG Air, LTD. and
                    Ameristar Casinos, Inc. dated June 30, 1996.

               10.4 Aircraft Operating Agreement between Ameristar
                    Casinos, Inc. and Gem Air, Inc., dated July 5,
                    1996.

               10.5 First Amendment to Merger Agreement by and
                    among Gem Gaming, Inc., Ameristar Casinos,
                    Inc., Ameristar Casino Las Vegas, Inc., Steven
                    W. Rebeil, and Dominic J. Magliarditi, dated
                    July 2, 1996.

               10.6 Purchase Agreement between Gem Air, Inc.
                    and Ameristar Casinos, Inc. dated June 30, 1996

               27   Financial Data Schedule

               99.1 Agreement to furnish the Securities and
                    Exchange Commission exhibits and schedules to certain exhibits on Report on Form 10-Q

     B.   Reports on Form 8-K

               None
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERISTAR CASINOS, INC.
                                 Registrant





Date:    August 12, 1996          /s/ Thomas Steinbauer
                                  Thomas Steinbauer
                                  Sr. Vice President
                                  Chief Financial Officer


     Exhibit
     Number    Description of Exhibit

     10.1 Merger Agreement by and among Gem Gaming, Inc., Ameristar Casinos, Inc., Ameristar Casino Las Vegas, Inc., Steven w. Rebeil, and Dominic J. Magliarditi, dated May 30, 1996. See also Exhibit 99.1

     10.2           Operating Agreement of Nevada AG Air, LTD.
               dated July 5, 1996.

     10.3           Sublease between Nevada AG Air, LTD. and
               Ameristar Casinos, Inc. dated June 30, 1996.

     10.4 Aircraft Operating Agreement between Ameristar Casinos, Inc. and Gem Air, Inc., dated July 5, 1996.

     10.5 First Amendment to Merger Agreement by and among Gem Gaming, Inc., Ameristar Casinos, Inc., Ameristar Casino Las Vegas, Inc., Steven W. Rebeil, and Dominic J. Magliarditi, dated July 2, 1996.

     10.6           Purchase Agreement between Gem Air, Inc. and
               Ameristar Casinos, Inc. dated June 30, 1996

     27             Financial Data Schedule

     99.1           Agreement to furnish the Securities and
               Exchange Commission exhibits and schedules to certain exhibits on Report on Form 10-Q