Form 10-Q
period 1996-09-30
AMERISTAR CASINOS INC
filed 1996-11-14
CIK 912145

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        September 30, 1996

                                    OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                 to


             Commission file number                    0-22494

                            AMERISTAR CASINOS, INC.
          (Exact name of Registrant as Specified in its Charter)


                 Nevada                           88-0304799
    (State or other jurisdiction of            (I.R.S. employer
incorporation or organization)                identification no.)

               P.O. Box 92200, Henderson, Nevada      89009
                 (Address of principal executive offices)


                                  (702) 737-0777
           (Registrant's telephone number, including area code)

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

             Class of Stock            Outstanding at November 13, 1996
Common Stock, $.01 par value                  20,360,000 shares

                          AMERISTAR CASINOS, INC.

                                 Form 10-Q

                                   INDEX
                                                             Page No.
Part I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

           A.    Condensed Consolidated Balance Sheets
                 at September 30, 1996 (unaudited)
                 and December 31, 1995                         3 - 4

           B.    Condensed Consolidated Statements of
                 Income (unaudited) for the three months
                 and nine months ended September 30, 1996
                 and 1995                                       5

           C.    Condensed Consolidated Statements of
                 Cash Flows (unaudited) for the
                 nine months ended September 30, 1996 and 1995  6

           D.    Notes to Condensed Consolidated
                 Financial Statements                         7 - 10

   Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                          11 - 18


Part II.  OTHER INFORMATION                                  19 - 22


SIGNATURE                                                      23

EXHIBIT INDEX                                                  24

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                 AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS

                                       September 30,   December 31,
                                           1996            1995
                                       (unaudited)

CURRENT ASSETS:

Cash                                     $11,008          $14,787

Restricted    cash                           279              256

Restricted   security   deposit                -           11,511

Receivables, net                           1,224              888

Receivables   from   affiliates                -              115

Income   tax  refund  receivable             550              311

Inventories                                2,122            2,273

Prepaid expenses                           4,070            2,467

Deferred income taxes                      1,199            1,199
                                         -------          -------
Total      current     assets             20,452           33,807

PROPERTY AND EQUIPMENT AND LEASEHOLD
   INTERESTS, at cost, less accumulated
   depreciation and amortization of
   $53,191 and $42,716, respectively     190,390          163,217

DEPOSITS AND OTHER ASSETS                  2,027            2,055

PREOPENING COSTS                           1,341            3,141
                                        --------         --------
Total                                   $214,210         $202,220
                                        ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       September 30,   December 31,
                                           1996            1995
                                       (unaudited)
CURRENT LIABILITIES:

Accounts payable                         $  4,485         $  3,767
Construction  contracts  payable            5,183            7,838
Accrued liabilities                        14,415           10,394
Current obligations under
   capitalized leases                         416              506
Current maturities of notes
   payable and long-term debt               6,824            6,895
                                         --------         --------
Total    current    liabilities            31,323           29,400

DEFERRED INCOME TAXES                       5,904            5,904

OBLIGATIONS UNDER CAPITALIZED LEASES,
   net of current maturities                7,172            7,441

NOTES PAYABLE AND LONG-TERM DEBT,
   net of current maturities               99,193           94,428
                                         --------         --------
Total liabilities                         143,592          137,173

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
   Authorized - 30,000,000 shares
   Issued    -   None                          -                 -
   Common stock, $.01 par value:
   Authorized - 30,000,000 shares
   Issued and outstanding -
      20,360,000 shares                      204               204
   Additional paid-in capital             43,043            43,043
   Retained earnings                      27,371            21,800
                                        --------          --------
   Total stockholders' equity             70,618            65,047
                                        --------          --------
     Total                              $214,210          $202,220
                                        ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)


                                       Three Months       Nine Months
                                   Ended September 30, Ended September 30,
                                      1996      1995    1996      1995
                                      ----      ----    ----      ----

REVENUES:
   Casino                          $ 43,359  $ 27,346 $121,984  $ 76,513
   Food and beverage                  7,267     5,309   17,681    15,047
   Rooms                              2,297     2,465    5,798     6,261
   General store                        661       728    1,821     1,996
   Other                              1,507     1,331    4,048     4,045
                                    -------   ------- --------  --------
                                     55,091    37,179  151,332   103,862
   Less-promotional allowances        3,637     2,895    9,162     8,149
                                    -------   ------- --------  --------
                                     51,454    34,284  142,170    95,713
                                    -------   ------- --------  --------
OPERATING EXPENSES:
   Casino                            19,363    11,614   56,538    33,716
   Food and beverage                  6,226     3,781   12,234     9,958
   Rooms                                593       611    1,708     1,794
   General store                        589       627    1,600     1,732
   Other                              1,383     1,545    3,710     4,580
   Selling, general & administrative 11,346     4,780   27,631    14,675
   Business development                 462       398    1,264     1,395
   Utilities and maintenance          1,830     1,852    6,766     5,399
   Depreciation and amortization      3,774     2,301   10,575     6,794
   Preopening costs                       -         -    6,147       -
                                    -------   ------- --------  --------
                                     45,566    27,509  128,173    80,043
INCOME FROM OPERATIONS                5,888     6,775   13,997    15,670
                                    -------   ------- --------  --------
OTHER INCOME (EXPENSE):
   Interest income                       45        47      311       137
   Interest expense                  (2,089)   (1,490)  (5,602)   (4,053)
    Net  gain  on  disposition
       of  assets                         -         -       63         -
                                    -------   ------- --------  --------
INCOME BEFORE INCOME TAX PROVISION
  AND EXTRAORDINARY ITEM              3,844     5,332    8,769    11,754
   Income tax provision               1,416     1,914    3,198     4,132
                                    -------   ------- --------  --------
INCOME BEFORE EXTRAORDINARY ITEM      2,428     3,418    5,571     7,622
   Extraordinary item-loss on early
   retirement of debt, net of
   applicable income tax benefit          -      (657)       -      (657)
                                    -------   ------- --------  --------
NET INCOME                          $ 2,428   $ 2,761  $ 5,571   $ 6,965
                                    =======   =======  =======  ========

EARNINGS PER SHARE :
     Before extraordinary item      $  0.12   $  0.17  $  0.27   $  0.37
     Extraordinary item                   -     (0.03)       -     (0.03)
                                    -------   -------  -------   -------
     Net income                     $  0.12   $  0.14  $  0.27   $  0.34
                                    =======   =======  =======   =======

WEIGHTED AVERAGE SHARES OUTSTANDING  20,360    20,360   20,360    20,360
                                    =======   =======  =======  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERISTAR CASINOS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                              (In thousands)
                                (Unaudited)
                                                         Nine Months
                                                     Ended September 30,
                                                       1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  5,571    $ 6,965
                                                     --------    -------
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                     10,575      6,794
     Extraordinary loss on early retirement of debt       -        1,010
      Change  in deferred income taxes                    -        1,165
Net gain on disposition of assets                         (63)       -
     Amortization of preopening costs                   6,147        -
      Increase  in other current assets                (4,319)      (951)
Decrease  (increase) in other non-current assets           28     (2,299)
(Increase)  decrease in income tax receivable            (239)       803
Increase  in income tax payable                           -        1,161
Increase in other current liabilities                   4,738      3,039
                                                      -------    -------
        Total  adjustments                             15,143     10,722
                                                      -------    -------
Net cash provided by operating activities              20,714     17,687
                                                      -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                             (34,634)   (34,953)
      Decrease  in construction contracts payable      (2,655)    (2,161)
Proceeds from sale of assets                               63        -
                                                      -------    -------
       Net cash used in investing activities:         (37,226)   (37,114)
                                                      -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt           8,057     80,366
     Restricted security deposit                       11,511        -
     Principal payments of long-term debt
       and capital leases                              (6,835)   (61,199)
                                                      -------    -------
       Net cash provided by financing activities:      12,733     19,167
                                                      -------    -------
Net decrease in cash                                   (3,779)      (260)
Cash at beginning of period                            14,787      9,169
                                                      -------    -------
Cash at end of period                                $ 11,008    $ 8,909
                                                     ========    =======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid during the period for interest
       (net of amount capitalized)                   $  4,908    $ 2,647
                                                     ========    =======
     Cash paid for income taxes                      $  2,900    $   670
                                                     ========    =======
     Assets purchased with long-term debt            $  3,006    $    32
                                                     ========    =======
     Assets purchased with capital leases            $    107    $   -
                                                     ========    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

       Notes to Condensed Conolidated Financial Statements

1. -- Principles of consolidation and basis of presentation -

     Ameristar Casinos, Inc. ("Ameristar" or "ACI"), through its wholly owned subsidiaries, owns and operates four gaming and entertainment properties in Nevada, Mississippi and Iowa. The Cactus Petes, Inc. ("CPI") subsidiary owns and operates Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. Ameristar, through Ameristar Casino Vicksburg, Inc. ("ACVI"), owns and operates a riverboat-themed dockside casino ("Vicksburg Casino") and related land-based facilities (collectively, "Ameristar Vicksburg") in Vicksburg, Mississippi on a site along the bank of the Mississippi River near the Interstate 20 bridge. The Ameristar Casino Council Bluffs, Inc. ("ACCBI") subsidiary owns and operates a cruise riverboat casino (the "Council Bluffs Casino") in Council Bluffs, Iowa. The Council Bluffs Casino and related land-based facilities (collectively, "Ameristar Council Bluffs") are located near the Nebraska Avenue exit of Interstate 29 South across the Missouri River from Omaha, Nebraska. The Council Bluffs Casino opened on January 19, 1996, the Main Street Pavilion opened on June 17, 1996, and the Ameristar Hotel opened on November 1, 1996. The remaining Ameristar Council Bluffs facilities (a sports bar cabaret, swimming pool and steak house) are under construction. Although no assurances can be given, management expects the sports bar cabaret to be completed by December 31, 1996, the swimming pool to be completed by February 1, 1997 and the steak house to be completed by March 1, 1997, absent in each case construction, weather or other delays. The failure to complete construction by January 19, 1997, could result in the imposition of fines or the loss or restriction of ACCBI's gaming license or otherwise could have a material adverse effect on the Company. Although no assurances can be given, management believes it is probable that ACCBI would be able to obtain regulatory relief to avoid any material regulatory consequences of a failure to complete Ameristar Council Bluffs by January 19, 1997. See "Part II. Other Information - Item 5. Other Information - Deadline for Completion of Ameristar Council Bluffs." Ameristar Casino Las Vegas, Inc. ("ACLVI") was incorporated on April 30, 1996 to be the operating entity for The Reserve Hotel and Casino ("The Reserve") under development in Henderson, Nevada at the intersection of Interstate 515 and Lake Mead Drive. This acquisition was completed on October 9, 1996 (See note "4 - Subsequent events - Acquisition of The
Reserve").   In connection with this acquisition the Company
established Nevada AG Air Ltd. ("NVAGAIR"), a limited liability company, in July 1996 to hold certain aviation assets the Company controls through a majority interest in NVAGAIR. Ameristar, together with its wholly owned subsidiaries and NVAGAIR, are collectively referred to herein as the "Company."

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


2. -- Reducing revolving credit facility -

     On July 5, 1995, the Company entered into a Revolving Credit Facility with a syndicate of banks totaling a maximum of $94.5 million (the "Revolving Credit Facility"). This amount was subsequently increased to $99.0 million on October 4, 1996. As of September 30, 1996, the Company had drawn $86.5 million on the Revolving Credit Facility. These borrowings have been used to repay prior borrowings of $44.8 million and to fund the continued development of Ameristar Council Bluffs. The remainder of the proceeds of the Revolving Credit Facility will be used to fund additional advances from the Company to ACCBI for the construction of the Ameristar Council Bluffs project and for the repayment of approximately $11.4 million in borrowings outstanding on The Reserve upon its acquisition by the Company. After completion of Ameristar Council Bluffs, any available balance may be used for the working capital needs of the Company and its subsidiaries (See note "4 - Subsequent Events - Reducing Revolving Credit Facility" for additional information on use of the Revolving Credit Facility).


3. -- Commitments and contingencies -

     Development of Ameristar Council Bluffs is expected to cost approximately $107.0 million , which includes the cost of land, building, and riverboat and equipment. As of the date of this Report, the Company had invested approximately $100.9 million in Ameristar Council Bluffs, including $18.0 million on vessel construction.

4. -- Subsequent Events -

ACQUISITION OF THE RESERVE

     On October 9, 1996 the Company completed the acquisition of The Reserve under development in Henderson, Nevada, through the merger of Gem Gaming, Inc. ("Gem") into ACLVI. The merger was consummated pursuant to a Merger Agreement originally entered into as of May 31, 1996, among the Company, ACLVI, Gem and Gem's stockholders, and amended as of July 2, 1996 and on October 2, 1996 effective as of September 27, 1996 (collectively, the "Merger Agreement"). ACLVI will complete the development of The Reserve and will operate it.

     The merger consideration to the Gem shareholders consisted of
(i) the right to receive cash, subject to reduction as described below, equal to the amount of the net proceeds (after payment of certain offering expenses) in excess of $4.0 million of an underwritten public offering of 7.5 million shares of Ameristar's Common Stock, or (ii) if such offering is not completed by June 1, 1997, receive a three-year, eight percent promissory notes in an aggregate principal amount equal to (A) the average 10-day closing price of the Company's Common Stock as of June 1, 1997 (B) multiplied by 7,500,000 (C) minus $4.0 million and (D) minus certain offering expenses. Depending on the amount of the per share net offering proceeds, the merger consideration may be subject to an additional reduction of up to $1.2 million.

     Although the Company agreed in the Merger Agreement to use commercially reasonable efforts to conclude the contemplated offering prior to June 1, 1997, the Company has not entered into any agreements or understandings with any potential underwriters for such offering or otherwise begun to make preparations for such offering. There can be no assurance that Ameristar will seek to make a public offering of its Common Stock prior to June 1, 1997, or that any public offering undertaken will be successfully completed. As of the date of this Report, the Company believes it is unlikely that the Offering, if commenced, would be completed prior to the second quarter of 1997.

     In connection with the closing of the merger, which occurred
October 9, 1996, the Company repaid the outstanding balance
(approximately $11.4 million) of a bank loan of Gem that was secured by The Reserve. The Company funded this repayment through additional borrowings under its Revolving Credit Facility.

     The Reserve is located on a 53-acre site at the southeast corner of Interstate 515 and Lake Mead Drive between Henderson and Green Valley, of which 46 acres are developable. ACLVI owns 23 acres of the site and the remaining property is under option. The Reserve is designed to capture the spirit of an exotic and mysterious safari adventure with the interior decor replicating the natural environment of an African game reserve.

     Although the redesign process is ongoing and the design of The Reserve is still subject to change, the following description reflects the Company's current intentions for the development of The Reserve. The Reserve will be constructed in two phases and will be opened upon the completion of phase I. Phase I will include approximately 319,000 square feet of space, which will include a 70,000 square foot casino, 225 hotel rooms, a swimming pool, a race and sports book and bingo area, a buffet, a 24-hour restaurant, a steak house, an Italian restaurant and a entertainment lounge, video lounge, sports lounge and a parking structure.

     Phase II of the Reserve is contemplated to add a second hotel tower with approximately 250 rooms, meeting rooms, an additional restaurant, a children's activity center and an additional swimming pool and court yard. Construction of phase II is planned to commence subsequent to phase I opening.

     Because of the extent of the design changes, which remain subject to modification, the Company is not currently in a position to provide information concerning the opening date or development budget for The Reserve.

     For additional information concerning The Reserve and its acquisition, see the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 1996. Information concerning the financing of the continuing development of The Reserve is also included in the Form 8-K Report and in this Form 10-Q Report under "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

REDUCING REVOLVING CREDIT FACILITY

     In connection with the acquisition of The Reserve, the Company obtained an increase in its Revolving Credit Facility from $94.5 to $99.0 million on October 4, 1996. As of October 10, 1996 the balance outstanding was $99.0 million, the maximum allowable balance under the current agreement. As a result of the increase in the Revolving Credit Facility, the first semi-annual reduction in available principal under the Revolving Credit Facility will occur on January 1, 1997 instead of July 1, 1997. The January 1, 1997 scheduled principal reduction is in the amount of $4.5 million. The Company anticipates that it will need to obtain additional financing in order to fund the initial scheduled principal reduction under the Revolving Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

Management's Discussion and Analysis of Financial Condition and
              Results of Operations (unaudited)

     Ameristar Casinos, Inc. ("Ameristar" or "ACI"), through its wholly owned subsidiaries, owns and operates four gaming and entertainment properties in Nevada, Mississippi and Iowa. The Cactus Petes, Inc. ("CPI") subsidiary owns and operates Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. Ameristar, through Ameristar Casino Vicksburg, Inc. ("ACVI"), owns and operates a riverboat-themed dockside casino ("Vicksburg Casino") and related land-based facilities (collectively, "Ameristar Vicksburg") in Vicksburg, Mississippi on a site along the bank of the Mississippi River near the Interstate 20 bridge. The Ameristar Casino Council Bluffs, Inc. ("ACCBI") subsidiary owns and operates a cruise riverboat casino (the "Council Bluffs Casino") in Council Bluffs, Iowa. The Council Bluffs Casino and related land-based facilities (collectively, "Ameristar Council Bluffs") are located near the Nebraska Avenue exit of Interstate 29 South across the Missouri River from Omaha, Nebraska. The Council Bluffs Casino opened on January 19, 1996, the Main Street Pavilion opened on June 17, 1996, and the Ameristar Hotel opened on November 1, 1996. The remaining Ameristar Council Bluffs facilities (a sports bar cabaret, swimming pool and steak house) are under construction. Although no assurances can be given, management expects the sports bar cabaret to be completed by December 31, 1996, the swimming pool to be completed by February 1, 1997 and the steak house to be completed by March 1, 1997, absent in each case construction, weather or other delays. The failure to complete construction by January 19, 1997, could result in the imposition of fines or the loss or restriction of ACCBI's gaming license or otherwise could have a material adverse effect on the Company. Although no assurances can be given, management believes it is probable that ACCBI would be able to obtain regulatory relief to avoid any material regulatory consequences of a failure to complete Ameristar Council Bluffs by January 19, 1997. See "Part II. Other Information - Item 5. Other Information - Deadline for Completion of Ameristar Council Bluffs." Ameristar Casino Las Vegas, Inc. ("ACLVI") was incorporated on April 30, 1996 to be the operating entity for The Reserve Hotel and Casino ("The Reserve") under development in Henderson, Nevada at the intersection of Interstate 515 and Lake Mead Drive. This acquisition was completed on October 9, 1996 (See note "4 - Subsequent events - Acquisition of The
Reserve").   In connection with this acquisition the Company
established Nevada AG Air Ltd. ("NVAGAIR"), a limited liability company, in July 1996 to hold certain aviation assets the Company controls through a majority interest in NVAGAIR. Ameristar, together with its wholly owned subsidiaries and NVAGAIR, are collectively referred to herein as the "Company."

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


Summary

     The growth in year-to-date operating levels for the first nine months of 1996 over 1995 (net of preopening costs) is primarily due to the opening of the Council Bluffs Casino in January 1996 and a continuation of improved operating margins at Ameristar Vicksburg.

     Consolidated net revenues for the three and nine months ended September 30, 1996, respectively, were $51.4 million and $142.2 million compared with $34.3 million and $95.7 million, respectively, for the same periods in 1995, increases of 49.9% and 48.6%, respectively.

     Income from operations was $5.9 million and $14.0 million ($5.9 million and $20.1 million before preopening costs) for the three and nine months ended September 30, 1996, respectively, compared to $6.8 million and $15.7 million for the same periods in the prior year. Preopening costs of $6.1 million for the nine months ended June 30, 1996 are associated with the opening of certain facilities at Ameristar Council Bluffs.

     Total operating expenses before preopening costs as a percentage of net revenue increased to 89% and 86% for the three and nine months ended September 30, 1996, as compared to 80% and 84%, respectively, in the prior year. These increases are a result of growing competitive pressures in the Council Bluffs and Jackpot markets and to increases in corporate costs related to the Company's continuing growth and the relocation of its executive offices to Las Vegas, Nevada.

     Net income for the three and nine months ended September 30, 1996 was $2.4 million and $5.6 million, respectively, compared to net income of $2.8 million and $7.0 million, respectively, in the same periods in 1995. Excluding the after-tax effect of preopening costs totaling $3.9 million, net income of $9.5 million was generated in the nine months ended September 30, 1996.

     Earnings per share for the three and nine months ended
September 30, 1996 was $.12 and $.27, respectively. Before preopening costs earnings per share for these periods was $.12 and $.47, respectively. Earnings per share was $.14 and $.34, respectively, for the three and nine month comparable periods ended September 30, 1995.

Revenue

     The Jackpot Properties produced net revenues of $15.0 million and $40.2 million for the three and nine months ended September 30, 1996, respectively, as compared to $16.2 million and $43.7 million, respectively, for the same periods in the prior year. Management believes that competition in Jackpot (which has added some new and renovated facilities since early 1995) and from Native American and other casinos in the outer market, including Washington, Oregon and Alberta, Canada, is having a negative impact on revenues. Management believes that recent declines in the rates of population and economic growth in southern Idaho also have adversely affected the Jackpot Properties. The nine-month performance of the Jackpot Properties in 1996 was also affected by adverse weather conditions and below-average table games win percentage experienced during the second quarter. In an effort to improve its competitive position, the Jackpot Properties are attempting to increase visitation by its existing customers through the use of direct mail in outlying areas to develop new customers. The Jackpot Properties are also introducing approximately 460 new slot machines in the fourth quarter of 1996 and the first quarter of 1997. Innovative slot machine layouts and enhanced slot signage are also being implemented in connection with these upgrades.

     Ameristar Vicksburg continued to be the market leader in Warren County, Mississippi in the third quarter of 1996 with an average market share during the third quarter of approximately 32%. Net revenues for Ameristar Vicksburg were $17.1 million and $50.3 million for the three and nine months ended September 30, 1996, respectively, compared with $17.8 million and $51.8 million for the same periods in the prior year. These decreases in 1996 were related to overall shrinkage in the Vicksburg market for the quarter compared to the third quarter of 1995, a loss of market share from the 1995 to 1996 periods and a lower table games hold percentage for the nine months ended September 30, 1996 as compared to the same period in the prior year.

     Ameristar Council Bluffs, which opened its casino on January 19, 1996 and portions of its land-based facilities on June 17 and November 1, 1996, had net revenues of $19.3 million and $51.4 million for the three and nine months ended September 30, 1996. Operating income (before preopening costs of $6.1 million during the first nine months; There were no preopening costs expensed in the third quarter) was $1.0 million and $7.0 million, respectively,
for the three and nine months ended September 30, 1996.   Although
no assurances can be given, management believes that the operating performance of Ameristar Council Bluffs will improve following the completion of the remaining land-based facilities, expected in December 1996 and the first quarter of 1997. See "Part II. Other Information - Item 5. Other Information - Deadline for Completion of Ameristar Council Bluffs."

     On a consolidated basis, casino revenues increased $16.0 million and $45.5 million or 59%, respectively, for the three and nine months ended September 30, 1996 in comparison to the same periods in 1995, due primarily to the opening of the Council Bluffs Casino. For the nine-month period the increases due to the Council Bluffs Casino were partially offset by decreases at the Jackpot Properties ($2.2 million) and Ameristar Vicksburg ($0.6 million). Food and beverage revenues increased by $2.0 million or 37% and $2.6 million or 18%, respectively, for the three and nine months ended September 30, 1996 as compared to the comparable periods of the prior year. These increases are largely attributable to the opening of two new outlets at Ameristar Council Bluffs on June 17, 1996. Rooms revenue decreased $0.2 million or 7% and $0.5 million or 7%, respectively for the three and nine months ended September 30, 1996, primarily due to the adverse weather conditions, increased competition and market factors affecting the Jackpot Properties as discussed above. Other revenues increased $0.2 million or 13% for the three months ended September 30, 1996 and were flat the nine months ended September 30, 1996, compared to the three and nine months ended September 30, 1995.

Expenses

     Casino expenses increased $7.7 million or 67% and $22.8 million or 68%, respectively, for the three and nine months ended
September 30, 1996 as compared to the same periods in the prior year. These increases are due to the opening of the Council Bluffs Casino offset slightly by a reduction in casino costs at the Company's other properties.

     Food and beverage expenses increased $2.4 million or 65% and $2.3 million or 23%, respectively, in the three and nine months ended September 30, 1996, compared to the same periods in the prior year. These increases reflect the opening of the two new restaurants at Ameristar Council Bluffs in June 1996 partially offset by cost control improvements implemented at Ameristar Vicksburg.

     Selling, general and administrative expenses increased $6.6 million or 137% and $13.0 million or 88% from the three and nine months ended September 30, 1995, respectively, to the comparable periods in the current year. These increases are primarily due to the opening of the Council Bluffs property in stages during 1996. In addition, corporate expenses have increased due to the relocation of the Company's executive offices to Las Vegas, Nevada in the third quarter and other recurring expenses associated with the growth of the Company.

     Business development costs increased $0.1 million or 16% and decreased $0.1 million or 9%, respectively, for the three and nine months ended September 30, 1996, compared to the same periods of the prior year. The Company continues to explore gaming development opportunities in other jurisdictions and potential acquisitions in the gaming industry.

     Utilities and maintenance expenses remained constant for the three months ended September 30,1996 when compared to the same period in 1995. The increase in utilities and maintenance expenses in the 1996 quarter for the new Ameristar Council Bluffs property were substantially offset by site maintenance costs at Ameristar Vicksburg in the 1995 quarter. The increase in utilities and maintenance costs for the nine-month period ended September 30,1996 from the 1995 period are related to the new Council Bluffs property. Depreciation costs also increased during the quarter and nine-month periods due to the addition of the Ameristar Council Bluffs facilities to the Company's asset base.

     Preopening costs of $6.1 million related to the opening of the Ameristar Council Bluffs facilities were expensed during the first and second quarters of 1996.

     Interest expense was $2.1 million and $5.6 million, net of capitalized interest of $0.6 million and $1.6 million in the three and nine months ended September 30, 1996, respectively, an increase of $0.6 million or 40% and $1.5 million or 38%, respectively, as compared to the same periods in 1995. These increases were related to an increase in debt outstanding due to Ameristar Council Bluffs construction.

     The Company's effective federal tax rate for the three and nine months ended September 30, 1996 was 36.8% and 36.5%, respectively, versus the federal statutory rate of 35%, due to certain non-deductible expenses.

Liquidity and Capital Resources

     The Company's cash flow from operations was $20.7 million for the nine months ended September 30, 1996 as compared to $17.7 million for the nine months ended September 30, 1995. The Company had unrestricted cash of approximately $11.0 million as of September 30, 1996. The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures through bank debt and other debt financing. The Company's current assets decreased by approximately $13.4 million from December 31, 1995 to September 30, 1996, primarily as a result of continued construction activity at ACCBI of approximately $33.3 million.

     The Company, as borrower, and its principal operating subsidiaries (including ACLVI), as guarantors, maintain a Revolving Credit Facility with Wells Fargo Bank, NA (formerly First Interstate Bank of Nevada, NA) ("WFB") and a syndicate of banks (the "Revolving Credit Facility"). The maximum principal available at September 30, 1996 was $94.5 million. However, the Company may not borrow under the Revolving Credit Facility in excess of 3.5 times its rolling four quarter EBITDA ("Earnings before Interest, Taxes, Depreciation and Amortization"). As of September 30, 1996,
3.5 times the Company's rolling four quarter EBITDA exceeded the maximum funds available under the Revolving Credit Facility.

     Borrowings under the Revolving Credit Facility bear interest at a rate based either on LIBOR or WFB's prime rate, at the election of the Company, and the ratio of the Company's consolidated total debt to consolidated cash flow, as measured by an EBITDA formula. As of September 30, 1996, the Company had four LIBOR draws outstanding totaling $86.5 million with a current average interest rate of 8.5 percent per annum. These borrowings have been used to repay pre-existing borrowings of $44.8 million and to fund the continued development of Ameristar Council Bluffs.

     The Company obtained a $4.5 million increase in the Revolving Credit Facility to $99.0 million on October 4, 1996 in order to fund certain costs in connection with the acquisition of The Reserve. On October 8, 1996 the Company borrowed the remaining $12.5 million available under the Revolving Credit Facility to pay acquisition-related costs and approximately $1.0 million of construction costs for Ameristar Council Bluffs. As of the date of this Report, the outstanding principal balance of the Revolving Credit Facility is $99.0 million. In connection with the increase in the Revolving credit Facility, the bank lenders gave their consent for Ameristar to make capital contributions to ACLVI of up to $0.5 million and to make loans to ACLVI of up to $16 million (which intercompany loans may be funded out of borrowings under the Revolving Credit Facility). Following the completion of Ameristar Council Bluffs, the Revolving Credit Facility permits draws under the Revolving Credit Facility to be used only for general working capital purposes and the funding of permitted intercompany loans to ACLVI.

     The maximum borrowings available under the Revolving Credit Facility reduces semi-annually commencing January 1, 1997 on a sliding scale (ranging from $4.5 million to $7.1 million in reductions) with a final principal payment of $42 million due at maturity on December 31, 2001.

     The Revolving Credit Facility is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries other than ACLVI. The Revolving Credit Facility binds the Company to a number of affirmative and negative covenants, including promises to maintain certain financial ratios within defined parameters. As of September 30, 1996, the Company was in compliance with these covenants.

     In connection with the acquisition of The Reserve, the Company also assumed additional debts of $.7 million secured by an aircraft controlled by the Company. This note matures in August 1998 and accrues interest at a rate of 8.03% per year. The monthly payments are approximately $10,326. Additionally, the Company assumed a 10 year capital lease for approximately $1.3 million for signage for The Reserve. The lease accrues interest at a rate of 9.5% with a monthly payment commencing December 1996 of approximately $33,000.

     The Company's ACCBI subsidiary has entered into several other borrowing arrangements with Ameristar as guarantor. ACCBI entered into a preferred ship mortgage with General Electric Credit Corp. on December 28, 1995 for the sum of $11,511,000. Proceeds from an equipment loan entered into with WFB on December 12, 1995 for approximately $7.1 million were used to finance ACCBI's slot machines, surveillance equipment and property signage. ACCBI also entered into several additional equipment financing agreements in 1995 totaling approximately $0.9 million. On June 27, 1996, ACCBI entered into an agreement with PDS Financial Corporation ("PDS") for borrowings of up to approximately $2.1 million collaterialized by certain furniture, fixtures and equipment. The PDS loan has also been guaranteed by Ameristar. The outstanding balance of this loan at September 30, 1996 was $1.2 million. ACCBI has the right to draw an additional $0.9 million on this loan when certain holdback conditions are met.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for additional information relating to Company borrowings.

     Capital expenditures in the three and nine months ended September 30, 1996 were approximately $8.0 million and $34.6 million, respectively, compared to approximately $18.9 million and $35.0 million for the three and nine months ended September 30, 1995, respectively. The majority of these expenditures were related to the construction and development of Ameristar Council Bluffs. The Company funded these capital expenditures from net cash provided by operating activities and bank debt, including the Revolving Credit Facility.

     The Company anticipates making additional capital expenditures of approximately $12 million in 1996 following the date of this Report for its existing properties and properties under development, of which $4 million is expected to be used for the completion of Ameristar Council Bluffs and $5 million is expected to be used in connection with the development of The Reserve. In addition, a $4.5 million scheduled principal repayment will be due on January 1, 1997, under the Company's Revolving Credit Facility, and additional capital expenditures will be required in 1997 for the development of The Reserve and other activities of the Company. These capital expenditure requirements are anticipated to be funded out of operating cash flow, lease financing and through other borrowing sources. The Company previously disclosed that it was in negotiations with WFB and other banks to replace its Revolving Credit Facility with an increased bank credit facility. While such replacement of the Revolving Credit Facility remains under consideration, the Company is also considering alternative financing arrangements. Although management believes that the Company will be able to obtain additional borrowings at such times as shall be necessary to meet its capital expenditure requirements, no assurances can be given that such additional borrowings will be timely obtained or at all. In addition, if the Company undertakes any additional expansion projects, additional funds would likely be required, and there can be no assurance that sources of such funding would be available at terms acceptable to the Company.

Factors Affecting Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to growth and expansion plans, the effects of competition and potential competition, the adequacy of future operating performance, the adequacy of the Company's liquidity and capital resources and the completion of financing transactions, the completion of construction of properties under development, the effects of regulatory requirements and the Company's ability to meet such requirements and the anticipated outcome of contingent claims against the Company. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and, accordingly, such results may differ, in some cases materially, from those projected in or anticipated or contemplated by forward-looking statements made by or on behalf of the Company. Information concerning some of the factors that could cause future actual results to differ from those projected in or anticipated or contemplated by the forward-looking statements can be found elsewhere in this Report on Form 10-Q and in the Company's other publicly available reports filed with the Securities and Exchanged Commission under the Securities Exchange Act of 1934, including but not limited to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In particular, attention is directed to the cautionary statements included in this Report under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II. Item 5. Other Information" and in the Form 10-K report under the captions "Business -- Current Operations," "Business -- Expansion Strategy," "Business -- Government Regulations," "Description of Property" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     PART II.  OTHER INFORMATION


ITEM 1. Legal Proceedings

PERINI V.ACCBI

     Perini-Anderson, a joint venture in which Perini Building Company is a principal, is the general contractor for the construction of the pavilion and hotel at Ameristar Council Bluffs. The contract between Perini-Anderson and ACCBI contains a guaranteed maximum price and specific dates for completion. The contract also contains provisions for liquidated damages if Perini-Anderson fails to meet the established completion dates.

     On September 20, 1996, ACCBI received from Perini-Anderson a demand for arbitration regarding the amounts due under the contract. The demand does not contain a plea for a specific dollar amount of damages, and instead requests an award for extra or changed work, delayed, disrupted and accelerated work, together with inefficiencies and impacts experienced on the project, along with unpaid retainage and certain other costs. ACCBI submitted a counterclaim for approximately $6,850,000 for cost overruns in excess of the guaranteed maximum price that ACCBI has had to pay, liquidated damages for delay and certain other costs. Perini-Anderson has asserted that it is entitled to equitable extensions to the scheduled completion date for, among other things, delays caused by change orders and unanticipated severe weather conditions, that eliminate liability of Perini-Anderson to ACCBI for cost overruns and liquidated damages.

     The arbitration proceedings will be conducted in accordance with the rules of the American Arbitration Association and will be held in Council Bluffs, Iowa. The parties are in the process of selecting the arbitrators, and as of the date of this Report a hearing date has not been set. Management is not able at this time to make an assessment with respect to the outcome of this arbitration proceeding.

MARGARET BOTSFORD V. ACVI

     On October 30, 1996, Margaret Botsford commenced a lawsuit in the Circuit Court of Warren County, Mississippi, entitled Margaret Botsford v. Ameristar Casino Vicksburg et al. The case number is 96,205-CI. Ms. Botsford was an employee of ACVI. She alleges in the complaint that she was wrongfully asked to take a breathalyzer test for alcohol, She claims that the tests showed that she was neither under the influence of alcohol, nor was she impaired. She further alleges that ACVI wrongfully terminated her. According to the complaint, ACVI's actions defamed her, failed to hold certain information confidential, and falsely arrested her. She ask for $500,000 in compensatory damages and $5 million in punitive damages. ACVI is investigating the matter and has not yet filed a answer.

DONALD RAY YOUNG V. ACI AND ACVI

     This case was filed in the Circuit Court of Warren County, Mississippi, on August 13, 1996, as case number 960149CI. The nature of the lawsuit is personal injury occurring during the construction of the vessel for ACVI. The plaintiff was an employee of Yates Construction Company, the general contractor for the project, and alleges that ACVI and ACI did not supply a safe place to work. He alleges he incurred some back injuries, and seeks damages totaling $875,000.

     At the time of the accident (August 13, 1993), ACI had not yet been formed. ACI has moved for dismissal on that ground, but that motion has not yet been heard. ACVI is continuing to investigate the matter.

     For additional information relating to legal proceedings see the Company's Annual Report on Form 10-K for the year ended
December 31, 1995.


ITEM 5.   Other Information

POTENTIAL ADDITIONAL MISSISSIPPI COMPETITION

     The Mississippi Gaming Commission is considering an application from Horseshoe Gaming, Inc. to construct an approximately $125 million casino and auto race track development on the Big Black River. The Mississippi Gaming Commission has announced that the matter will be considered at a meeting to be held on November 15, 1996.

     The proposed site on the Big Black River is near Interstate 20 between Jackson and Vicksburg, Mississippi. Management believes that such a development would provide a significant competitive advantage over Ameristar Vicksburg and other gaming operations in Warren County due to its closer proximity to Jackson. However, there currently is no exit off Interstate 20 in the vicinity of this site, the area surrounding this site is undeveloped and lacks any infrastructure and the site may not meet the navigable waterway requirements of Mississippi law for the development of a casino. Nevertheless, if the Mississippi Gaming Commission grants the license, and if the project is in fact constructed, Ameristar Casino Vicksburg and the Company will likely be materially and adversely affected.

DEADLINE FOR COMPLETION OF AMERISTAR COUNCIL BLUFFS

     The Iowa Racing and Gaming Commission conditioned the award of the license to ACCBI upon all of the Company's facilities being completed one year after the opening of the casino. The one year anniversary is January 19, 1997. The Agreement between Iowa West

Racing Association and ACCBI requires certain of the Ameristar Council Bluffs facilities to be substantially complete within two years from the date the Iowa Racing and Gaming Commission awarded the license or the per person admission fee payable to Iowa West Racing Association increases from $1.50 to $4.50 until these facilities are substantially complete. The two year anniversary is January 27, 1997.

     Currently all of the land-based facilities are complete except the steak house, the sports bar cabaret, and the swimming pool for the hotel, all of which are currently under construction. Although no assurances can be given, management believes that the sports bar cabaret will be completed and opened by December 31, 1996, that the swimming pool (which management does not believe is included in the gaming license completion requirement) can be completed by February 1, 1997 and that the steak house likely will be completed approximately March 1, 1997, in each case absent construction, weather or other delays.

     Based on informal communications between the Company and the staff of the Iowa Racing and Gaming Commission and representatives of the City of Council Bluffs, management believes it is probable that the Company would be able to obtain regulatory relief to avoid any material regulatory consequences of a failure to complete Ameristar Council Bluffs by January 19, 1997. However, no assurance can be given that such relief will be obtained. The failure to obtain such relief could result in the imposition of fines or the loss or restriction of the gaming license for the Council Bluffs Casino, which may have a material adverse effect on ACCBI and the Company, including possibly the occurrence of an event of default under one or more credit facilities.

     In the absence of a significant casualty loss or other force majeure event, management believes that any increase in admission fees to Iowa West Racing Association, if payable, will not have a material adverse effect on the Company.


COMPLIANCE WITH IOWA CRUISING REQUIREMENTS

     As of September 30, 1996, the Company has fulfilled its cruising requirements for the period April 1, 1996 through October 31, 1996 of this year, favorably resolving the previously disclosed issue regarding cruising requirements. This annual requirement will begin again for ACCBI on April 1, 1997.


NEBRASKA BALLOT INITIATIVE TO AUTHORIZE GAMING

     In its Report on Form 10-Q for the quarter ended June 30, 1996, the Company disclosed the possibility of an initiative being placed on the November 5, 1996 election ballot that would authorize slot machines and casino gaming at certain locations in Nebraska, including Omaha, which is across the Missouri River from Ameristar

Council Bluffs. This initiative was not placed on the November election ballot due to the determination of the Nebraska Secretary of State that an insufficient number of petition signatures were obtained.


ITEM 6.    Exhibits and Reports on Form 8-K

     A. The following exhibits are filed as a part of this report:

            10.1    AIA Standard Form of Agreement between CAMCO
PACIFIC CONSTRUCTION COMPANY, INC. and Gem
Gaming, Inc., dated October 25, 1995.

            10.2    AIA Standard Form of Agreement between CAMCO
PACIFIC CONSTRUCTION COMPANY, INC. and Gem
Gaming, Inc., dated October 25, 1995.

            10.3 Ameristar Casinos, Inc. Management Stock Option Incentive Plan, As Amended and Restated Through
September 4, 1996.

            10.4    Consent to Merger and Increased Commitment
Agreement between Ameristar Casinos, Inc. And
Wells Fargo Bank, National Association, dated
October 4, 1996.

            27      Financial Data Schedule

            99.1 Agreement to furnish to the Securities and Exchange Commission certain long-term debt instruments.


     B.   Reports on Form 8-K

               None during the quarter ended September 30, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERISTAR CASINOS, INC.
                                 Registrant





Date:    November 13, 1996        /s/ Thomas M. Steinbauer
                                  Thomas M. Steinbauer
                                  Sr. Vice President
                                  Chief Financial Officer

Exhibit
Number         Description of Exhibit


10.1      AIA Standard Form of Agreement between CAMCO PACIFIC
CONSTRUCTION COMPANY, INC. and Gem Gaming, Inc., dated
October 25, 1995 for the construction of The Reserve
Hotel.

10.2      AIA Standard Form of Agreement between CAMCO PACIFIC
CONSTRUCTION COMPANY, INC. and Gem Gaming, Inc., dated
October 25, 1995 for the construction of The Reserve
Casino facility.

10.3 Ameristar Casinos, Inc. Management Stock Option Incentive Plan, Amended and Restated on September 4, 1996

10.4 Consent to Merger and Increased Commitment Agreement between Ameristar Casinos, Inc. And Wells Fargo Bank,
National Association, dated October 4, 1996.

27        Financial Data Schedule

99.1 Agreement to furnish to the Securities and Exchange Commission certain long-term debt instruments.