Form 10-K405
period 1996-12-31
AMERISTAR CASINOS INC
filed 1997-04-15
CIK 912145

FORM10K
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

                               or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to

                Commission file number:  0-22494

                     AMERISTAR CASINOS, INC.
     (Exact Name of Registrant as Specified in Its Charter)

            Nevada                          88-0304799
(State or Other Jurisdiction of   (I.R.S Employer Identification
Incorporation or Organization)                 No.)

                   3773 Howard Hughes Parkway
                         Suite 490 South
                    Las Vegas, Nevada  89109
            (Address of Principal Executive Offices)

         Registrant's Telephone Number:  (702) 567-7000

   Securities registered pursuant to Section 12(b) of the Act:
                              None
                        (Title of Class)

   Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, $.01 par value
                        (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    [X]      No    [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

As of March 31, 1997, 20,360,000 shares of Common Stock of the registrant were issued and outstanding. The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 31, 1997 was approximately $13,220,000, based on the Nasdaq-NMS closing price for the registrant's Common Stock on such date.

Portions of the registrant's definitive Proxy Statement for its June 6, 1997 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.
                                PART I

Item 1.   Business

Introduction

     Ameristar Casinos, Inc., a Nevada corporation ("Ameristar" or "ACI"), is a multi-jurisdictional gaming company that owns and operates four casino entertainment facilities located in Nevada, Mississippi and Iowa and is developing a fifth property in Henderson, Nevada, a suburb of Las Vegas. All of the Company's principal operations are conducted through its subsidiaries. As used in this Report, the term "Company" refers to Ameristar and its subsidiaries on a consolidated basis. The Company's properties are:

     The Jackpot Properties -- Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel and Casino (the "Horseshu"; collectively, the "Jackpot Properties"), were the Company's first two casino-hotels and are located on U.S. Highway 93 in Jackpot, Nevada at the Idaho border.

     Ameristar Vicksburg -- Ameristar Vicksburg is located one-quarter mile north of Interstate 20 in Vicksburg, Mississippi,
approximately  45  miles  west of Jackson.   Ameristar  Vicksburg
includes a permanently moored, dockside casino (the "Vicksburg Casino") and related land-based facilities, including a 144-room hotel currently under construction (collectively, "Ameristar Vicksburg").

     Ameristar Council Bluffs -- Ameristar Council Bluffs is located near the Nebraska Avenue exit of Interstate 29 South in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska. Ameristar Council Bluffs includes a cruising riverboat casino (the "Council Bluffs Casino"), an Ameristar hotel and other related land-based facilities (collectively, "Ameristar Council Bluffs").

     The Reserve -- On October 9, 1996, the Company acquired The Reserve, an African safari and big game reserve-themed casino-hotel under construction at the junction of Interstate 515 and Lake Mead Drive in Henderson, Nevada. The Company has redesigned The Reserve to expand the scope and size of the project.
Construction   of   The  Reserve  has  been  suspended   due   to
uncertainties   concerning  the  form  and   amount   of   merger
consideration payable in connection with the acquisition of The Reserve that has adversely affected the Company's ability to obtain financing for the completion of the project. On March 26, 1997, the Company commenced an arbitration proceeding against the former stockholders of Gem Gaming, Inc. ("Gem"), the original developer of The Reserve. See "Business -- Terms of the Merger Agreement; Dispute with Gem Stockholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

      Business and Marketing Strategies

     The Company's business strategy is to include quality dining, lodging, entertainment and other non-gaming amenities at affordable prices to complement and enhance its gaming operations. The Company believes this strategy will continue to distinguish the Company from its competitors, many of whom outside of Las Vegas have not emphasized non-gaming amenities in their operations to the same extent as the Company. In selecting markets, the Company seeks locations with strong demographics and a favorable competitive environment. The Company also emphasizes courteous and responsive service to promote customer loyalty.

     The Company's properties emphasize slot machine play, and the Company periodically invests in new slot equipment to promote customer satisfaction and loyalty. Historically, slot revenues at each property have exceeded 65% of total gaming revenue. All of the Company's properties include table games such as blackjack, craps and roulette. Cactus Petes and Ameristar Vicksburg also offer poker, as will The Reserve. Keno and sports book wagering are also offered at the Jackpot Properties. The Reserve will offer race and sports book wagering and may offer keno. The Company generally emphasizes competitive minimum and maximum betting limits based on each market.

     The Company's gaming revenues are derived and are expected to continue to be derived from a broad base of customers, and therefore the Company does not depend upon high-stakes players. The Company extends credit to its Nevada and Mississippi gaming customers only in limited circumstances and limited amounts on a short-term basis and in accordance with the credit restrictions imposed by gaming regulatory authorities. The Iowa gaming statutes prohibit the issuance of casino credit.

     Management believes that the reputation of its properties is the Company's most effective marketing tool. Accordingly, the Company's marketing strategy seeks to maintain and improve the quality and reputation of its properties to attract and retain customers with larger gaming budgets. The Company's marketing programs emphasize high-quality amenities (including lodging and food)  at  affordable prices.  The Company uses players clubs  at each property to identify preferred players and develop promotions and special events to encourage increased gaming activity by these customers. The Company's marketing programs also include a number of promotions, designed primarily to increase the frequency of customer visits within local markets, as well as tour and travel promotional packages in certain markets. The Company uses a variety of advertising media to market its properties, including print, television, radio and outdoor advertising and direct mail promotions. The level of marketing and promotional efforts varies among properties based on competitive and seasonal factors in each market.

Expansion Strategy

     The Company seeks to expand its operations through a variety of means, including entering new North American markets created by the legalization of casino gaming, developing new casinos or buying existing casinos in established North American casino gaming markets and expansion projects through Native American reservations in North

      America.  Although the Company's preference is to  own  and operate each of its gaming properties, the Company also considers expansion opportunities involving management contracts. Pending the availability of additional financing for the completion of Phase I of The Reserve, the Company does not anticipate undertaking any additional expansion opportunities that would require a material amount of capital expenditures by the Company.

     Management believes that the Company's long-term success in expanding into new markets will be dependent in part upon the Company's ability to distinguish its operations from those of its known and anticipated competitors. The Company's strategy of including quality non-gaming amenities in its facilities, such as lodging, dining and entertainment is intended to provide these competitive distinctions. The scope of non-gaming amenities to be offered at future expansion projects will be determined in part by competitive factors within a particular market and the nature of the Company's participation in a particular project. In addition, management believes the selection of attractive expansion markets and quality locations within those markets will continue to be important to the growth of the Company.

      Property Profiles

     The following table presents selected statistical and other information concerning the Company's properties as of March 31, 1997.

                                  Ameristar    Ameristar     The
             Cactus       The     Vicksburg     Council    Reserve
              Petes    Horseshu   (Vicksburg,    Bluffs   (Phase I)
            (Jackpot,  (Jackpot,    MS)       (Council    (Henderson,
               NV)        NV)                   Bluffs,       NV)
                                                  IA)
Opening Date  1956       1956     Feb. 1994    Jan. 1996      To be
                                                            announced
Casino
Square       25,448      3,540     32,000        27,500       70,000
Footage

Slot           883        156        955         1,012        1,850
Machines                                                      (est)

Table          36          7         47            42        50 (est)
Games

Hotel          298        120       1441          160        224
Rooms

Number of
Restaurants     4/3        1/1        3/6         4/3        4/6
/Bars

Restaurant
/Bar         460/80     124/40     873/136      800/47     1,463/99
Seating
Capacity

Guest          658        223       1,069        1,785       1,074
Parking
Spaces

Other       356-Seat   Keno;      379-Seat     Kids Quest   Race and
Amenities   Showroom;  Swimming   Showroom;    Children's   Sports
            Sports     Pool;      Gift Shop    Activity     Book;
            Book(2);   General                 Center(2);   Swimming
            Keno;      Store;                  Meeting      Pool;
            Meeting    Service                 Space;       Bingo;
            Space;     Station                 140-Room     Gift Shop
            Swimming                           Holiday
            Pool;                              Suites
            Gift                               Hotel(2);
            Shop;                              Indoor
            Amusement                          Swimming
            Arcade                             Pool &
                                               Spa; Gift
                                               Shop;
                                               Amusement
                                               Arcade

(1)The  Company has begun site work for the development of  a  144-
 room  hotel  at Ameristar Vicksburg expected to be completed  in
 late  1997.   In connection with this project, the  Company  has
 recently  taken out of service 54 budget motel rooms  that  pre-
 existed the development of Ameristar Vicksburg.
(2)Operated by a third party.

      Current Operations

     The  Jackpot Properties.  The Jackpot Properties, which have been  operating since 1956, have been designed and developed  and are marketed to appeal to three separate markets: budget, quality
and  luxury.   The Company sets its prices for hotel rooms,  food
and  other non-gaming amenities at levels that are affordable  to its  separate customer bases.  The Company's objective is  to  be perceived  by  its  customers as providing good  value  and  high quality for the price charged.  Cactus Petes is promoted  by  the
Company  as  a  destination  resort throughout  the  northwestern
United  States  and southwestern Canada.  The Jackpot  Properties are  owned  and operated by Cactus Pete's, Inc., a  wholly  owned subsidiary of Ameristar ("CPI").

     Following  the  completion of a major expansion  project  in
1991,  Cactus  Petes became one of nine casino-hotels  in  Nevada that  currently  has  a  Four Diamond rating  from  the  American
Automobile  Association  ("AAA"), the  highest  rating  currently awarded  to any Nevada hotel.  The Horseshu Hotel has received  a
Three  Diamond  rating  from  the AAA.   The  food  and  beverage
operations  at  the Jackpot Properties include a buffet,  a  fine dining  restaurant, a 24-hour restaurant, a  coffee  shop  and  a
snack   bar,   a   showroom   that  features   nationally   known
entertainment and cocktail lounges with entertainment.

     In  January 1997, the Company completed a renovation of  its slot  gaming  equipment at the Jackpot Properties, including  the
introduction   of   approximately  460  new  slot   machines   in
replacement of older models, the linkage of all slot machines  at the  Jackpot Properties to the Company's player tracking  system, innovative  slot  machine  layouts and  improved  sensory  appeal
(including  touch  screens  and  enhanced  signage,  sounds   and
colors).   In  addition to promoting customer satisfaction,  this
renovation  is  intended  to improve the  effectiveness  of  both targeted marketing and general advertising programs.

     Business  in Jackpot is seasonal, with the months  of  March through  October being the strongest period.  As  a  result,  the
second   and   third  calendar  quarters  typically   produce   a
disproportionate  amount of the income  from  operations  of  the
Jackpot Properties.  In addition, adverse weather conditions  may adversely  affect  the  business of the Jackpot  Properties,  and operations during the winter months typically vary from  year  to year  based  on the severity of the winter weather conditions  in the northwestern United States.

     Market.  Management believes that approximately 50%  of  the customer base of the Jackpot Properties consists of residents  of
Idaho  who  generally frequent the properties on an overnight  or turnaround  basis.  Management believes that recent  declines  in the  rates  of  population and economic growth in southern  Idaho
have   adversely   affected  the  performance  of   the   Jackpot
Properties.  The balance of the Company's Jackpot customers  come primarily  from Oregon, Washington, Montana, northern  California and  the southwestern Canadian provinces.  Although many  of  the customers  from beyond southern Idaho are tourists  traveling  to other destinations, a significant portion of these customers come to Jackpot as a final destination.

     Competition.  The Company has developed a dominant share  of the  market in Jackpot.  The Jackpot Properties compete with four
other  hotels and motels (three of which also have casinos).   As
of   March  31,  1997,  the  Jackpot  Properties  accounted   for
approximately 54% of

      the lodging rooms, 58% of the slot machines and 74% of  the table games in Jackpot. Management believes Cactus Petes offers a more attractive environment and a broader and higher quality range of gaming and leisure activities than those of its competitors. Some additional or renovated facilities have been introduced in Jackpot by the Company's competitors since early
1995. The Company is not aware of any additional expansion plans by existing competitors in Jackpot.

     At least two casinos with video lottery terminals similar to slot  machines  are operated on Native American  land  in  Idaho, including  one with approximately 200 VLT machines near Pocatello that has been in operation for approximately three years.  Casino gaming  began on Native American lands in both western Washington and  northeast  Oregon  in  1995, and  casinos  also  operate  in
Alberta, Canada.  Except for the casino near Pocatello,  none  of these  casinos is closer to the Company's primary southern  Idaho market than Jackpot.  Management believes that these casinos have
negatively  impacted  the  recent  performance  of  the   Jackpot
Properties.

     In  addition,  the  Company  is aware  of  past  efforts  to establish additional gaming facilities on Native American land in
Idaho.  However, a 1992 Idaho constitutional amendment, upheld by the  Idaho  Supreme Court, prohibits all gaming  except  a  state lottery,  charitable raffles and bingo, and pari-mutuel wagering.
The amendment expressly prohibits any form of casino gaming.  The
Indian  Gaming  Regulatory Act of 1988 ("IGRA") restricts  gaming operations  on Native American land to those allowed under  state
law.   Previous legal efforts challenging these restrictions have been unsuccessful.  The Company and various Idaho state officials believe  that the VLT casinos currently being operated on  Native
American  lands  in  Idaho  are in violation  of  IGRA;  however, federal  officials have not taken any enforcement action  against
these  operations.   Although the Company is  not  aware  of  any
current  proposals for the expansion of casino gaming  on  Native
American  lands  in  southern Idaho, eastern  Oregon  or  eastern
Washington,  such expansion could have a material adverse  effect on the Jackpot Properties and the Company.

     Ameristar  Vicksburg.  Ameristar Vicksburg, which opened  in
February  1994, represents the Company's first expansion  project
outside  of  Jackpot.   Management believes  Ameristar  Vicksburg
provides   superior  and  larger  facilities  than  its   current
competitors in the Vicksburg area and has competitive  advantages by  virtue of its close proximity to Interstate 20.  Nonetheless,
Vicksburg  is  an  intensely competitive gaming  market  and  the
Company's  operations  there to date have  been  dependent  to  a
substantial  degree  upon  a  continuous  casino  marketing   and
promotional campaign.  Ameristar Casino Vicksburg, Inc. ("ACVI"), a  wholly  owned  subsidiary  of  Ameristar,  owns  and  operates
Ameristar Vicksburg.

     The   permanently  moored,  dockside  Vicksburg  Casino   is
approximately 315 feet long and approximately 120 feet wide.  Due to the width of the Vicksburg Casino, the casino, restaurants and
showroom  have  the spacious feel of a land-based facility.   The
Vicksburg  Casino  has  three  levels,  which  are  connected  by escalators and elevators.  The casino is on the bottom and middle levels  and  has wide aisles with an open feel which  provides  a comfortable  and inviting atmosphere.  The Vicksburg  Casino  has entrances  on both the lower and middle levels, with  the  lower-
level entrance providing access from valet parking and the middle-
level

      entrance providing access from the self-parking area.   The
Vicksburg Casino is open 24 hours a day.

     The  Vicksburg Casino has two restaurants, six bars (one  of which  offers  live cabaret-style entertainment) and  a  showroom
(which  is  used  on an intermittent basis for entertainment  and players club promotions).  Ameristar Vicksburg also includes  the
Delta  Point  River Restaurant, a locally well-known  fine-dining restaurant situated on a bluff overlooking the Vicksburg  Casino.
To   date,   operations  in  Vicksburg  have   experienced   some
seasonality, with August and the winter months being  the  slower periods.

     Management   believes   Ameristar  Vicksburg's   competitive
advantages  include  its location, the size  and  design  of  the project  and the range and quality of its amenities.  The primary locational advantages of Ameristar Vicksburg are its proximity to
Interstate  20 and its ease of access.  As discussed  above,  the
Vicksburg  Casino  is significantly wider than typical  riverboat casinos.  In addition, management believes the overall range  and quality  of  the  facilities, food service and  entertainment  at
Ameristar  Vicksburg  are  superior to  those  available  at  its existing competitors.

     As  part of a long-term plan to enhance Ameristar Vicksburg, the  Company acquired 18 acres across Washington Street from  the main  entrance  to  the  casino for  the  future  development  of additional improvements.  The Company is constructing a  144-room hotel  on  a portion of this parcel.  Site work for this  project has begun, and it is currently anticipated that construction will be  completed in late 1997, absent any unforeseen construction or other  delays.  The Delta Point Inn, a 54-room budget motel  that pre-existed  the  development of Ameristar  Vicksburg,  has  been taken  out  of service and will be demolished in connection  with
this  expansion.   Based on preliminary design plans,  management
believes  that the development cost of the hotel will be  between
$9.0 million and $9.5 million, including capitalized construction period  interest.  Management expects that a substantial  portion of  these  development costs will be funded through a  short-term loan  and the balance will be funded out of ACVI's operating cash
flow.   See  "Management's Discussion and Analysis  of  Financial
Condition  and  Results  of Operations --  Liquidity  and  Capital
Resources."  Although management believes the Company is under no legal  obligation to construct this hotel, the Mississippi Gaming
Commission  has  advised the Company that  the  Commission  would consider  it a negative factor if this hotel is not completed  by
January 21, 1998, the date on which ACVI's gaming license expires and  must be renewed.  The Mississippi Gaming Commission, as well as  the Company, believes that the development of additional non-
gaming amenities in Vicksburg is necessary for the growth of  the local gaming market.

     Market.   The  primary  market for  Ameristar  Vicksburg  is
residents  of the Jackson and Vicksburg, Mississippi and  Monroe,
Louisiana areas; tourists coming to Vicksburg primarily to  visit the Vicksburg National Military Park; and other traffic traveling on  Interstate  20, a major east-west thoroughfare that  connects
Atlanta and Dallas.

     Vicksburg,   with  a  population  of  approximately   25,000
persons,  is  located 45 miles west of Jackson,  the  capital  of
Mississippi.  According to the 1990 U.S. Census, the Jackson

      and Vicksburg metropolitan areas had a total population  of approximately 440,000 persons.  Approximately 800,000 people live
within   Ameristar  Vicksburg's  17-county  market   area.    The
Vicksburg National Military Park, located within three  miles  of
Ameristar   Vicksburg,  draws  approximately  900,000  registered
visitors  a  year.   Interstate 20 (which  connects  Atlanta  and
Dallas)  passes  directly through Vicksburg.   According  to  the
Mississippi    Department   of   Transportation,    approximately
7.3  million  vehicles drove across the Interstate 20  bridge  at
Vicksburg  during  1996.   As of March 31,  1997,  Vicksburg  has
approximately  1,556  lodging rooms.  The  Vicksburg  Chamber  of
Commerce has estimated that the 1996 average hotel occupancy rate in Vicksburg was approximately 70%.

     Competition.   Ameristar Vicksburg  is  subject  to  intense
competition  from its local competitors and to  a  lesser  extent from  casinos  in  Shreveport, Louisiana and  a  Native  American casino in Philadelphia, Mississippi.  Ameristar Vicksburg's local competition currently consists of three other casinos.  Ameristar
Vicksburg has approximately 1,287 gaming positions or 34% of  the
total  number of positions that are in Warren County.   Based  on
data published by governmental authorities and other sources, the
Company has calculated its average market share of gaming revenue for 1995 and 1996 at approximately 33.3% and 32.5%, respectively.
Management  believes Ameristar Vicksburg is currently the  market leader in Warren County.  Due to the intensity of competition  in the  Vicksburg market, Ameristar Vicksburg's business to date has been  dependent  upon  continuous and  aggressive  marketing  and promotional efforts.

     Several potential gaming sites still exist in Warren  County and Vicksburg and from time to time potential competitors propose the  development  of  additional casinos in  or  near  Vicksburg.
Although   management  believes  the  current  market  size   and
competitive  environment  in Warren  County  will  be  likely  to dissuade  others  from  building additional  casinos  in  western
Warren  County  for the foreseeable future, no assurance  can  be given that additional competitors will not enter the market.

     In  addition, the Company is aware of potential sites on the
Big Black River near Interstate 20 between Jackson and Vicksburg, which,  if  developed,  would provide a  significant  competitive advantage over Ameristar Vicksburg and other gaming operations in
Warren  County due to its closer proximity to Jackson.   However,
there  currently is no exit off Interstate 20 in the vicinity  of these sites, the area surrounding these sites is undeveloped  and lacks  any  infrastructure  and these  sites  may  not  meet  the navigable  waterway  requirements  of  Mississippi  law  for  the development  of  a  casino.  In December  1996,  the  Mississippi
Gaming Commission rejected an application for the development  of a  casino at one of these sites, and the denial is being appealed by  an  adjoining landowner.  The development of a casino on  the
Big  Black  River likely would have a material adverse effect  on
Ameristar  Vicksburg  and the Company.  If Mississippi  law  were amended  to permit gaming in Jackson, the development of  one  or more  casinos  there would materially impact Ameristar  Vicksburg
and  the  Company.   Management  is  not  aware  of  any  current
proposals  that  would  permit such an  expansion  of  gaming  in
Mississippi.

           Ameristar Council Bluffs.  As part of its strategy  of capitalizing  on unique market opportunities, the Company  opened the Council Bluffs Casino on January 19, 1996, under one of three
gaming  licenses issued for Pottawattamie County, Iowa.   On  the
bank of the Missouri River across from Omaha, Nebraska, Ameristar
Council  Bluffs  is  adjacent  to the  Nebraska  Avenue  Exit  on
Interstate 29 immediately north of the junction of Interstate  29
and  Interstate  80.   Portions of  the  land-based  Main  Street
Pavilion (including two restaurants) opened on June 17, 1996, the
Ameristar  hotel opened on November 1, 1996 and  the  sports  bar cabaret  opened  on December 26, 1996.  The remaining  land-based facilities,  a steak house and an indoor swimming pool  and  spa, opened on February 25 and March 3, 1997, respectively.  Ameristar
Council  Bluffs is owned and operated by Ameristar Casino Council
Bluffs, Inc., a wholly owned subsidiary of Ameristar ("ACCBI").

     The  Company designed Ameristar Council Bluffs as a complete
destination   resort  intended  to  serve  as  an   entertainment
centerpiece  of  the region.  Ameristar Council  Bluffs  features architecture  reminiscent of a gateway river  town  in  the  late
1800s.   The  design  complements  existing  characteristics   of
Council  Bluffs  while giving the facility  its  own  distinctive personality.  The approximately 50-acre Ameristar Council  Bluffs site  is  large enough to accommodate future land-based expansion should  the  Company deem it beneficial for the  success  of  the property.

     The  Council Bluffs Casino is an approximately 40,000 square foot,  two-level  riverboat measuring 272 feet long  by  98  feet wide.  By building the vessel with only two levels that have high ceilings  and making it 98 feet wide, the casino has the spacious feel of a land-based facility.  The casino is open 24 hours a day and  is required to make a two-hour cruise a minimum of 100  days within  the  "excursion  season," which is  defined  as  April  1
through  October  31.   If the riverboat fails  to  satisfy  this
cruising  requirement, it will not be allowed to  operate  during the  balance  of  the year.  The Council Bluffs Casino  satisfied these cruising requirements for 1996.

     Both levels of the riverboat are connected by escalators and
an  elevator.   Guests  enter the riverboat  from  shore  via  an
enclosed  ramp from the 68,000-square foot Main Street  Pavilion.
The Main Street Pavilion is a self-contained complex featuring an
Ameristar  hotel,  restaurants  and  entertainment  options   for
children and adults.  The interior of the Pavilion is designed to replicate  a  Victorian-era main street.  The main level  of  the
Pavilion  includes a buffet, a 24-hour restaurant, a steak  house and  a  sports  bar  cabaret, all of which are  operated  by  the
Company.   Rising  above the Pavilion is a five-story,  160-room,
full-service Ameristar hotel that offers a panoramic view of  the
Missouri  River and the Council Bluffs Casino.  The  Main  Street
Pavilion  also includes a children's activity center operated  by
New Horizon Kids Quest, Inc. and owned by a joint venture between that company and ACCBI.

     The  Company  has leased a portion of the Ameristar  Council
Bluffs  site to an entity controlled by Iowa-based Kinseth  Hotel
Corporation for a limited-service 140-room Holiday Suites hotel that opened on March 31, 1997. The Kinseth entity developed and operates this hotel. The Holiday Suites hotel and the Main
Street Pavilion are connected by a climate-controlled walkway that also connects to the indoor pool, spa and an exercise room.

           The  development  and  opening  of  Ameristar  Council
Bluffs,  including  real  property and land-based  and  riverboat
construction,   cost   approximately  $109   million   of   which
approximately $2.5 million remained to be paid as  of  March  31,
1997.   However, ACCBI and the general contractor  for  Ameristar
Council  Bluffs are currently arbitrating a dispute, the  outcome of  which  may affect the total development cost of the  project.
See  "Management's Discussion and Analysis of Financial Condition
and  Results of Operations -- Liquidity and Capital Resources" and
"Business -- Legal Proceedings."

     Market.   Council  Bluffs has a population of  approximately
54,600  people.  Council Bluffs forms part of the greater  Omaha,
Nebraska/Council Bluffs, Iowa metropolitan area, which  according to  the  1990  U.S.  Census  had  a population  of  approximately
640,000.   Approximately 1,050,000 people live within  a  50-mile
radius,  and 1,600,000 people live within a 100-mile  radius,  of
Council  Bluffs.   The  median household income  of  the  greater
metropolitan  area is approximately $36,000, with an unemployment rate of approximately 3%.

     Competition.   Three gaming licenses have  been  issued  for
Pottawattamie  County,  Iowa  to Iowa  West  Racing  Association.
ACCBI operates the Council Bluffs Casino pursuant to an operating agreement  with Iowa West Racing Association.  The other  casinos operating under these licenses are Harveys Casino Resorts,  which operates  a  riverboat  casino in close  proximity  to  Ameristar
Council  Bluffs, and Bluffs Run, a year-round dog track owned  by
Iowa West Racing Association that has a gaming license limited to
the  operation of a reel-style slots only casino.   This  casino,
which  opened  in  March  1995,  has  approximately  1,200   slot
machines, a restaurant, buffet and lounge entertainment.   During
1996,  Bluffs Run was the market leader in Council  Bluffs.   The
Company  believes  that  Bluffs  Run  will  continue  to  provide significant  competition due to its advantage of  being  a  land-
based facility.

     Management  believes Harveys provides and will  continue  to
provide  serious competition for Ameristar Council  Bluffs.   The
Harveys  casino opened on January 1, 1996, and substantially  all the  other  Harveys facilities opened in May 1996, except  for  a restaurant  and the swimming pool at Harveys that have  not  been completed  as  of  the date of this Report.  Management  believes that the access of Ameristar Council Bluffs from Interstate 29 is superior  to that of Harveys.  Ameristar Council Bluffs also  has more  restaurant  capacity than Harveys.  Due to  the  impact  of construction of Ameristar Council Bluffs and Harveys in 1996  and
early   1997,  management  believes  that  the  relative   market
positions  of the three casinos in Council Bluffs remain  subject to change.

     Currently, Iowa law does not limit the number of licenses that can be issued in a county. While no assurances can be given that additional licenses will not be issued in Pottawattamie
County, it is management's belief that the Iowa Racing and Gaming
Commission is concerned about market saturation and will not issue additional licenses that would impair existing operations.
There is legislation pending in Iowa to place a moratorium on issuing any new gaming licenses. Should this legislation pass, it would have a positive effect on the Company.

           A  ballot initiative was proposed in 1996  that  would have  authorized  slot  machines and  casino  gaming  at  certain locations  in  Nebraska, including Omaha,  which  is  across  the
Missouri  River  from Council Bluffs.  This  initiative  was  not placed  on  the November ballot due to the determination  of  the
Nebraska  Secretary  of  State that  an  insufficient  number  of petition signatures were obtained.  Although no assurances can be given,  management believes that it is unlikely that any  further legislative  action  or voting referendum  that  would  authorize
casino gaming in Nebraska will be acted upon prior to 1998.   The
introduction  of  casino gaming in Nebraska,  especially  in  the
Omaha  area, likely would have a material adverse effect  on  the
Company.

The Reserve

     The  Reserve,  with an African safari and big  game  reserve theme  that  includes statues of elephants,  giraffes  and  other animals, is being developed in phases at the southeast corner  of the  junction of Lake Mead Drive and Interstate 515 in Henderson,
Nevada.   The  Company acquired The Reserve on  October  9,  1996
through  the  merger (the "Merger") of Gem into Ameristar  Casino
Las   Vegas,  Inc.,  a  wholly  owned  subsidiary  of   Ameristar
("ACLVI").   See  "Business  -- Terms  of  the  Merger  Agreement;
Dispute with Gem Stockholders."

     Following the May 1996 execution of the Merger Agreement  by which  The Reserve was acquired, the Company commenced a redesign of  The  Reserve  intended to expand the scope and  size  of  the project,  including a doubling of the casino square  footage,  to increase  revenues  and  to  improve  The  Reserve's  competitive
position.   In  late  March 1997, the Company  had  substantially
completed  the  redesign of The Reserve  and  had  scheduled  the closing of an increased bank credit facility that would provide a substantial  portion of the financing for the completion  of  The
Reserve.   Shortly  before  the loan closing,  the  bank  lenders
advised  the Company that they would not proceed with the closing due  to  uncertainties concerning the amount and form  of  merger consideration  payable by the Company to the former  stockholders
of  Gem.   Pending the availability of additional financing,  the
Company  has suspended construction of The Reserve.  Accordingly, no  assurance can be given when or if The Reserve will open.  See
"Business  --  Terms  of the Merger Agreement;  Dispute  with  Gem
Stockholders"  and  "Management's  Discussion  and  Analysis   of
Financial  Condition and Results of Operations  --  Liquidity  and
Capital Resources."

     As redesigned, The Reserve will be constructed in two phases and  will  be opened upon the completion of Phase I,  subject  to obtaining  all regulatory approvals.  Phase I of The  Reserve  is planned  to  have  approximately 319,000 square  feet  of  space,
including approximately 70,000 square feet of casino space.   The
Reserve's  food and beverage operations are planned to include  a
buffet,   a  24-hour  restaurant,  a  steak  house,  an   Italian
restaurant, an entertainment lounge, a video lounge and a  sports lounge.  A parking structure may also be constructed in Phase  I, depending  on budgetary constraints.  The Company has established a  construction budget (including capitalized construction period interest  and  preopening costs) of approximately $125.0  million for  Phase  I of The Reserve (including amounts incurred  by  Gem prior to the Merger), of which approximately $31.0 million had

      been expended through March 31, 1997.  This budget is based
on   current  estimates,  and  the  actual  budget  at  the  time construction recommences may differ from the current budget.

     Construction of the hotel has been substantially  completed, subject  to the installation of furniture, fixtures and equipment to be provided by the Company and the application of the exterior
finish.   The  shell  of the casino and food  service  areas  for
Phase  I,  as originally planned, is approximately 85% completed, and  the  mechanical, electrical, plumbing and HVAC  systems  for this  portion of Phase I have been installed.  Construction of  a
40,000-square  foot expansion for back-of-house operations  began in  February  1997, and construction will be suspended  upon  the completion of the foundation for this expansion area.

     Phase  II  of  the Reserve is contemplated to add  a  second hotel  tower  with  approximately 250 rooms,  meeting  rooms,  an additional  restaurant, an animal habitat, a children's  activity center, an enhanced swimming pool and a court yard.  Construction of  Phase II is planned to commence subsequent to the opening  of
Phase  I.   There  can  be  no assurance that  the  Company  will
undertake  to  develop Phase II of The Reserve or that  financing will be available to the Company for the Phase II expansion.

     Market.   The gaming market in the greater metropolitan  Las
Vegas  area  includes segments for local residents and  visitors, and  both  segments  of this market are subject  to  intense  and dynamic  competition.  The Company expects that The Reserve  will compete  primarily  for  local customers in  the  Henderson-Green
Valley  suburban community.  The Company also intends  to  market
The  Reserve to visitors, including persons driving to  and  from
Arizona  via  Interstate 515, persons driving between  California and Lake Mead and other visitors to the Las Vegas area who desire lodging in Henderson-Green Valley.

     The  greater metropolitan area of Las Vegas, which  includes
Henderson-Green  Valley,  has been one  of  the  fastest  growing metropolitan  areas  in the United States  during  the  five-year period  of 1990 through 1995.  Henderson was the fastest  growing city  in  the  United  States during  this  period,  with  a  57%
population   growth  rate.   As  of  July  1995,  the   estimated
population  of Clark County was approximately 1,041,000  and  the estimated  combined population of Henderson and Boulder  City  (a
community  south  of  Henderson) was approximately  133,000.   In
1995, 8,637 building permits were issued for new single and multi-
family  residential  housing units  in  Henderson.   However,  no
assurance can be given that the Las Vegas metropolitan  area  and
Henderson-Green  Valley  will continue to  experience  population growth or that growth will continue for any particular period  of time or at the same rates as in the recent past.*

     According   to  the  Nevada  Department  of  Transportation,
approximately 65,000 vehicles per day currently pass through  the junction of Interstate 515 and Lake Mead Drive, the site  of  The
Reserve.   Upon  the completion of Interstate 215  to  Lake  Mead
Drive  approximately  3.5 miles west of  The  Reserve,  currently
anticipated    in    late    1997,    the    Nevada    Department
of

*Historical demographic data in this paragraph is from the 1996 Las
Vegas Perspective, published by Metropolitan Research Association.

      Transportation has estimated that the traffic  counts  at the Interstate 515/Lake Mead Drive junction will increase to approximately 115,000 vehicles per day.

     Competition.   The  Company  expects  The  Reserve  to  face
significant  competition  in the Henderson-Green  Valley  market.
Station  Casinos,  Inc. is developing Sunset Station,  a  casino-
hotel  approximately 3.5 miles north of The  Reserve  site  along
Interstate  515  that  is expected to open in  mid-1997.   Sunset
Station  will  be  larger than The Reserve, and Station  Casinos,
Inc. has operated casinos aimed at local Las Vegas residents  for
many  years.   Plans have also been announced for the development
of   two  additional  casino-hotels,  each  of  which  would   be
approximately  3.5-miles from The Reserve.   Management  believes
that  construction  of  one  of  these  casino-hotels,  near  the junction of Interstate 215 and Lake Mead Drive, will commence  in late  1997 or early 1998.  The other proposed casino-hotel  would be  connected to a shopping mall across from Sunset Station.  The current  owner of this property has stated that it  will  not  be able to pursue development unless it obtains project financing.
Another  company  has  also recently announced  an  agreement  to acquire another casino approximately 4.5 miles southeast  of  The
Reserve,  with expansion plans that include enlarging the  casino and  building  up  to 550 hotel rooms.  Management  is  aware  of several additional sites in Henderson-Green Valley that have been zoned  for  casino-hotels and believes it  is  likely  additional casino resorts ultimately will be developed in this market  area.
Competing  casino-hotels  that open in  advance  of  The  Reserve likely will obtain competitive advantages through the development of  customer loyalty and other factors.  In addition, The Reserve will  compete to a lesser extent with a number of small,  limited service casinos that currently operate within a five-mile  radius and  several  other  casino-hotels in the  southeastern  area  of metropolitan Las Vegas.

Terms of the Merger Agreement; Dispute with Gem
          Stockholders

     The Company acquired The Reserve through the Merger of Gem into ACLVI on October 9, 1996, pursuant to a merger agreement entered into as of May 31, 1996, as amended in July and October
1996 (the "Merger Agreement"). The following description of the terms of the Merger Agreement and related agreements is qualified in its entirety by, and made subject to, the actual provisions of such agreements, which have been filed as exhibits to reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

     In  addition to the Company, ACLVI and Gem, the  parties  to the  Merger  Agreement  are Steven W. Rebeil  in  his  individual capacity  and  in  his capacity as trustee of the  Karizma  Trust created  under a Trust Agreement dated July 21, 1991, as  amended
("Rebeil"),  and  Dominic  J. Magliarditi  ("Magliarditi").   The
Karizma  Trust and Magliarditi (the "Gem Stockholders") were  the only  stockholders  of Gem immediately prior to  the  Merger  and owned  approximately 96.9 percent and 3.1 percent,  respectively, of the outstanding common stock of Gem prior to the Merger.

The  Merger  Agreement, as originally entered into,  contemplated that 7.5 million shares of the Company's Common Stock, subject to
adjustment  in  certain  cases,  would  be  issued  to  the   Gem
Stockholders  as merger consideration.  Under the amended  Merger
Agreement, all of the outstanding shares of Gem common stock were cancelled at the merger closing and were converted into the right  to  receive cash, subject to reduction in  certain  cases, equal  to  the  amount  of  the net proceeds  (after  payment  of
underwriters'   discounts  and  commissions  and  certain   other
offering  expenses) in excess of $4.0 million of an  underwritten public  offering  (the  "Post-Merger Offering")  of  7.5  million shares  of the Company's Common Stock (the "Post-Merger  Offering
Stock")  if the Post-Merger Offering is concluded by the  Company by June 1, 1997.  If the Post-Merger Offering is not completed by
June  1,  1997,  the  Merger  Agreement  provides  for  the   Gem
Stockholders to receive the Gem Notes, as described below.

     In   the  Merger  Agreement,  the  Company  agreed  to   use
commercially  reasonable  efforts  to  conclude  the  Post-Merger
Offering  prior to June 1, 1997, and the Gem Stockholders  agreed to  reasonably cooperate with the Company in connection with  the
Post-Merger  Offering.   The  Merger Agreement  provides  certain
limited  rights  to the Gem Stockholders in connection  with  the
Post-Merger  Offering, including the right of Rebeil  to  approve the  lead  managing  underwriter proposed by the  Company,  which approval is not to be unreasonably withheld or denied.

     The  Merger  Agreement  provides  that  if  the  Post-Merger
Offering is not concluded prior to June 1, 1997, the Company will deliver  to  the  Gem  Stockholders promissory  notes  (the  "Gem
Notes") in an aggregate principal amount equal to (i) the Average
10-Day  Closing  Price of the Common Stock  (as  defined  in  the
Merger  Agreement)  as of June 1, 1997, (ii)  multiplied  by  7.5 million  (iii) minus $4.0 million and (iv) minus certain expenses related  to  the  Post-Merger Offering.  The Gem Notes  would  be unsecured,  would  mature  on June  1,  2000,  and  would  accrue
interest  at the rate of eight percent (8%) per annum.   Interest
payments  would  be due on a monthly basis.  The Gem  Notes  were executed by the Company at the Merger closing and delivered to an escrow  agent for completion of the principal amount and delivery to  the  Gem  Stockholders if the Gem Notes are  required  to  be issued.

     On  March  26,  1997, the Company commenced  an  arbitration proceeding  against  the Gem Stockholders  for  breaches  of  the
Merger Agreement and the implied covenant of good faith and  fair dealing  related to the Merger.  The Company's complaint  alleges that  the  Gem  Stockholders have wrongfully  and  in  bad  faith interfered with and impeded the Post-Merger Offering because they believed the Post-Merger Offering would result in a lesser amount
of   merger  consideration  than  the  Gem  Notes.   Among  other
allegations, the Company's complaint alleges that Rebeil  refused to  approve a prominent national investment banking firm proposed by the Company to serve as lead managing underwriter for the Post-
Merger   Offering  and  categorically  refused  to  approve   the
engagement  of  any other firm suggested by the Company  as  lead
managing   underwriter,  and  that  the  Gem  Stockholders   have
threatened  to  bring suit and have engaged in other  conduct  to dissuade  potential underwriters from participating in the  Post-
Merger Offering and otherwise to preclude the offering.

     The  Company has alleged that these actions effectively have thwarted  its ability to consummate the Post-Merger Offering  and
have   excused   the  Company's  obligation  to  deliver   merger
consideration  to  the Gem Stockholders in the  form  and  amount provided  by the Merger Agreement.  The Company's complaint  also alleges  breaches  by  the  Gem  Stockholders  of  various  other representations  and  warranties and covenants  included  in  the
Merger  Agreement.        The complaint further alleges that  the conduct  of  the Gem Stockholders was a proximate  cause  of  the cancellation by the Company's bank lenders of the late March 1997 closing  of an increased credit facility to provide a portion  of the financing for the completion of Phase I of The Reserve.

     As a consequence of the actions of the Gem Stockholders, the Company has determined that the Post-Merger Offering cannot be concluded before June 1, 1997, and the Company has terminated its efforts to consummate the Post-Merger Offering. The Company is seeking damages from the Gem Stockholders arising from their conduct and declaratory relief to establish the amount and terms of payment of the merger consideration in light of the conduct of the Gem Stockholders.

     As   of  the  date  of  filing  of  this  Report,  the   Gem
Stockholders have not answered the arbitration complaint.  Due to the  very  preliminary nature of this proceeding, the Company  is not  in a position to provide any assessment with respect to  its potential outcome.  See also "Business -- Government Regulations --
Regulatory Approvals in Connection with the Merger."

Employees

     As  of  March  15, 1997, the Company employed  approximately
2,631   full-time   employees  and   558   part-time   employees.
Additional employees will need to be hired in connection with the opening  of The Reserve.  None of the Company's current employees is  employed  pursuant to collective bargaining  or  other  union
arrangements.   Management believes its  employee  relations  are
good.

Government Regulations

     The  ownership and operation of casino gaming facilities are subject to extensive state and local regulations.  The Company is required  to obtain and maintain gaming licenses in each  of  the
jurisdictions  in  which  the  Company  conducts   gaming.    The
limitations, conditioning or suspension of gaming licenses  could
(and  revocation  of gaming licenses would) materially  adversely affect the operations of the Company in that jurisdiction.

     Nevada.   The  ownership  and  operation  of  casino  gaming
facilities  in  Nevada  are subject to:  (i)  the  Nevada  Gaming
Control   Act   and   the   regulations  promulgated   thereunder
(collectively, "Nevada Act"); and (ii) various local regulations.
The  Company's  operations  are  subject  to  the  licensing  and regulatory  control  of  the  Nevada Gaming  Commission  ("Nevada
Commission"),  the  Nevada State Gaming  Control  Board  ("Nevada
Board"),  and, in the case of the Jackpot Properties, the  Liquor
Board  of Elko County.  The Company's operations proposed  to  be conducted  at  The Reserve will also be subject to licensing  and
regulatory  control  of the Liquor Board of  Clark  County.   The
Nevada  Commission, the Nevada Board, and the  Liquor  Boards  of
Elko  and  Clark  Counties are collectively referred  to  as  the
"Nevada Gaming Authorities."

           The  laws, regulations and supervisory  procedures  of the  Nevada  Gaming  Authorities are based upon  declarations  of
public policy which are concerned with, among other things:   (i)
the  prevention of unsavory or unsuitable persons from  having  a direct or indirect involvement with gaming at any time or in  any capacity;  (ii)  the establishment and maintenance  of  effective controls over the financial practices of licensees, including the establishment  of minimum procedures for internal fiscal  affairs and  the  safeguarding  of assets and revenues,  (iii)  providing reliable  record  keeping and requiring the  filing  of  periodic reports  with the Nevada Gaming Authorities; (iv) the  prevention of  cheating and fraudulent practices; and (v) providing a source of  state and local revenues through taxation and licensing fees.
Change  in  such laws, regulations and procedures could  have  an adverse effect on the Company's gaming operations.

     CPI,  which  operates  the Jackpot Properties'  casinos,  is required  to  be  licensed by the Nevada Gaming Authorities,  and
ACLVI,  which  will operate The Reserve, will be required  to  be licensed  by the Nevada Gaming Authorities.  The gaming  licenses require  the  periodic  payment of fees and  taxes  and  are  not
transferable.   Ameristar is registered by the Nevada  Commission
as a publicly traded corporation (a "Registered Corporation") and has  been  found  suitable to own the stock of CPI,  which  is  a corporate licensee ("Corporate Licensee") under the terms of  the
Nevada  Act.  Ameristar will be required to be found suitable  to own  the  stock  of ACLVI, which, if licensed,  will  also  be  a
Corporate  Licensee.  As a Registered Corporation,  Ameristar  is
required  periodically to submit detailed financial and operating
reports   to  the  Nevada  Commission  and  furnish   any   other
information which the Nevada Commission may require.   No  person
may become a stockholder of, or receive any percentage of profits from,  a Corporate Licensee without first obtaining licenses  and approvals  from the Nevada Gaming Authorities.  The  Company  and
CPI  have obtained from the Nevada Gaming Authorities the various registrations,  findings of suitability, approvals,  permits  and
licenses  currently  required  in  order  to  engage  in   gaming
activities  in  Nevada.   ACLVI and/or Ameristar  have  filed  or
intend  to  file applications with the Nevada Gaming  Authorities
for   the   various   registrations,  findings  of   suitability,
approvals,  permits  and licenses required to  engage  in  gaming activities at The Reserve.  No assurance can be given that  ACLVI will  be licensed, or if licensed, that it will be licensed on  a timely  basis.  If ACLVI is licensed, it will also become subject to the following regulatory requirements.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with,
CPI,  ACLVI  or  Ameristar  in order to  determine  whether  such individual  is  suitable  or should be  licensed  as  a  business associate of a gaming licensee.  Officers, directors and  certain key  employees of CPI and ACLVI must file applications  with  the
Nevada  Gaming Authorities and may be required to be licensed  or
found  suitable  by  the  Nevada Gaming  Authorities.   Officers,
directors  and  key employees of Ameristar who are  actively  and directly  involved in gaming activities of CPI or  ACLVI  may  be required  to  be reviewed or found suitable by the Nevada  Gaming
Authorities.   The  Nevada  Gaming  Authorities   may   deny   an
application  for  licensing  for  any  cause  which   they   deem
reasonable.  A finding of suitability is comparable to licensing, and  both  require submission of detailed personal and  financial information followed by a thorough investigation.  The  applicant for  licensing or a finding of suitability must pay all the costs of  the investigation.        Changes in licensed positions  must be  reported to the Nevada Gaming Authorities, and in addition to
their  authority  to  deny  an  application  for  a  finding   of
suitability  or  licensure, the Nevada  Gaming  Authorities  have jurisdiction to disapprove a change in a corporate position.

     If  the  Nevada Gaming Authorities were to find an  officer, director  or key employee unsuitable for licensing or  unsuitable to  continue having a relationship with CPI, ACLVI or  Ameristar, the companies involved would have to sever all relationships with such person.  In addition, the Nevada Commission may require CPI,
ACLVI or Ameristar to terminate the employment of any person  who
refuses  to  file  appropriate applications.   Determinations  of
suitability  or  of  questions pertaining to  licensing  are  not subject to judicial review in Nevada.

     CPI and Ameristar are required (and ACLVI will be required) to submit detailed financial and operating reports to the Nevada
Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by CPI and ACLVI must be reported to, or approved by, the Nevada Commission.

     If  it  were determined that the Nevada Act was violated  by
CPI  or  ACLVI, the gaming licenses it holds or has  applied  for could  be  limited,  denied, conditioned, suspended  or  revoked, subject  to  compliance  with certain  statutory  and  regulatory
procedures.   In addition, CPI, ACLVI, Ameristar and the  persons
involved  could be subject to substantial fines for each separate violation  of  the  Nevada Act at the discretion  of  the  Nevada
Commission.   Further, a supervisor could  be  appointed  by  the
Nevada  Commission to operate CPI's or ACLVI's gaming  properties and,  under certain circumstances, earnings generated during  the supervisor's appointment (except for the reasonable rental  value of  the  casinos)  could be forfeited to  the  State  of  Nevada.
Limitation, conditioning or suspension of any gaming  license  or the  appointment of a supervisor could (and denial or  revocation
of   any   gaming  license  would)  materially  adversely  affect
Ameristar's gaming operations.

     Any  beneficial  holder  of Ameristar's  voting  securities, regardless of the number of shares owned, may be required to file an  application, be investigated, and have his suitability  as  a beneficial holder of Ameristar's voting securities determined  if the  Nevada Commission has reason to believe that such  ownership would  otherwise be inconsistent with the declared policy of  the
State   of   Nevada.   The  applicant  must  pay  all  costs   of
investigation  incurred  by  the  Nevada  Gaming  Authorities  in conducting any such investigation.

     The Nevada Act requires any person who acquires more than 5%
of  a  Registered Corporation's voting securities to  report  the acquisition  to the Nevada Commission.  The Nevada  Act  requires
that   beneficial  owners  of  more  than  10%  of  a  Registered
Corporation's  voting securities apply to the  Nevada  Commission for  a  finding  of  suitability within  thirty  days  after  the
Chairman  of the Nevada Board mails the written notice  requiring
such  filing.   Under  certain circumstances,  an  "institutional
investor", as defined in the Nevada Act, which acquires more than
10%,  but not more than 15%, of a Registered Corporation's voting securities  may apply to the Nevada Commission for  a  waiver  of such  finding of suitability if such institutional investor holds
the   voting  securities  for  investment  purposes   only.    An
institutional  investor  shall  not  be  deemed  to  hold  voting
securities  for  investment  purposes        unless  the   voting
securities were acquired and are held in the ordinary  course  of business as an institutional investor and not for the purpose  of causing,  directly or indirectly, the election of a  majority  of
the   members  of  the  board  of  directors  of  the  Registered
Corporation, any change in the Registered Corporation's corporate charter,  bylaws,  management,  policies  or  operations  of  the
Registered Corporation, or any of its gaming affiliates,  or  any other action which the Nevada Commission finds to be inconsistent with  holding the Registered Corporation's voting securities  for investment purposes only.  Activities which are not deemed to  be
inconsistent  with  holding  voting  securities  for   investment
purposes  only  include: (i) voting on all matters  voted  on  by stockholders;  (ii)  making  financial  and  other  inquiries  of management  of the type normally made by securities analysts  for
informational  purposes  and  not  to  cause  a  change  in   its
management,  policies  or  operations;  and  (iii)   such   other
activities  as  the  Nevada  Commission  may  determine   to   be
consistent with such investment intent.  If the beneficial holder of voting securities who must be found suitable is a corporation, partnership  or  trust,  it  must submit  detailed  business  and financial information including a list of beneficial owners.  The applicant is required to pay all costs of investigation.

     Any  person  who fails or refuses to apply for a finding  of suitability or a license within 30 days after being ordered to do so  by the Nevada Commission or the Chairman of the Nevada Board,
may be found unsuitable.  The same restrictions apply to a record owner  if the record owner, after request, fails to identify  the
beneficial  owner.   Any  stockholder found  unsuitable  and  who
holds,  directly or indirectly, any beneficial ownership  of  the common  stock of a Registered Corporation beyond such  period  of time  as may be prescribed by the Nevada Commission may be guilty of  a  criminal  offense.  Ameristar is subject  to  disciplinary action  if,  after it receives notice that a person is unsuitable to  be  a  stockholder  or  to have any other  relationship  with
Ameristar,  CPI  or ACLVI, Ameristar, (i) pays  that  person  any dividend  or  interest upon voting securities of Ameristar,  (ii)
allows  that  person  to exercise, directly  or  indirectly,  any voting  right  conferred through securities held by  the  person,
(iii)  pays remuneration in any form to that person for  services rendered or otherwise, or (iv) fails to pursue all lawful efforts to  require  such  unsuitable person  to  relinquish  his  voting securities  including,  if necessary, the immediate  purchase  of said  voting  securities by Ameristar, for cash  at  fair  market
value.   Additionally, the Liquor Board of Elko  County  and  the
City  of  Henderson  have the authority to  approve  all  persons owning or controlling the stock of any corporation controlling  a gaming license within their jurisdictions.

     The Nevada Commission may, at its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if it has reason to believe that such holder's acquisition of such ownership would otherwise be inconsistent with the declared policy of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada
Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

     Ameristar is required to maintain a current stock ledger  in
Nevada which may be examined by the Nevada Gaming Authorities  at any time.  If any securities are held in trust by an agent or  by a  nominee,  the  record holder may be required to  disclose  the
identity   of   the  beneficial  owner  to  the   Nevada   Gaming
Authorities.   A failure to make such disclosure may  be  grounds
for  finding  the  record holder unsuitable.  Ameristar  is  also required to render maximum assistance in determining the identity of  the beneficial owner.  The Nevada Commission has the power to require  Ameristar stock certificates to bear a legend indicating that  the securities are subject to the Nevada Act.  However,  to date, the Nevada Commission has not imposed such a requirement on
Ameristar.

     Ameristar  may not make a public offering of its  securities without  the  prior  approval of the  Nevada  Commission  if  the securities or the proceeds therefrom are intended to be  used  to construct, acquire or finance gaming facilities in Nevada, or  to
retire  or  extend obligations incurred for such purposes.   Such
approval, if given, does not constitute a finding, recommendation or  approval by the Nevada Commission or the Nevada Board  as  to
the  accuracy  or  adequacy of the prospectus or  the  investment merits  of  the  securities offered.  Any representation  to  the contrary is unlawful.

     Changes    in   control   of   Ameristar   through   merger,
consolidation,  stock  or  asset  acquisitions,   management   or
consulting agreements, or any act or conduct by a person  whereby he  obtains control, may not occur without the prior approval  of the Nevada Commission.  Entities seeking to acquire control of  a
Registered  Corporation must satisfy the Nevada Board and  Nevada
Commission in a variety of stringent standards prior to  assuming control  of  such Registered Corporation.  The Nevada  Commission may  also  require controlling stockholders, officers,  directors and  other  persons having a material relationship or involvement with  the entity proposing to acquire control, to be investigated and  licensed  as  part of the approval process relating  to  the transaction.

     The  Nevada  legislature has declared  that  some  corporate
acquisitions  opposed  by  management,  repurchases   of   voting
securities   and  corporate  defense  tactics  affecting   Nevada
Corporate  Licensee gaming licensees, and Registered Corporations that  are  affiliated with those operations, may be injurious  to stable  and  productive corporate gaming.  The Nevada  Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's  gaming
industry  and  to  further Nevada's policy to:   (i)  assure  the
financial  stability of Corporate Licensees and their affiliates;
(ii)  preserve the beneficial aspects of conducting  business  in the  corporate form; and (iii) promote a neutral environment  for the  orderly governance of corporate affairs.  Approvals are,  in certain circumstances, required from the Nevada Commission before the  Registered  Corporation can make exceptional repurchases  of voting  securities  above the current market  price  thereof  and before  a  corporate  acquisition opposed by  management  can  be
consummated.   The Nevada Act also requires prior approval  of  a
plan of recapitalization proposed by the Registered Corporation's
Board of Directors in response to a tender offer made directly to the  Registered Corporation's stockholders for the  purposes of acquiring control of the Registered Corporation.

     License  fees and taxes, computed in various ways  depending on  the  type of gaming or activity involved, are payable to  the
State  of  Nevada  and to the counties and cities  in  which  the
Nevada licensee's respective operations are conducted.  Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based  upon either: (i) a percentage of the gross revenues received; (ii) the number  of gaming devices operated; or (iii) the number of  table
games  operated.   A casino entertainment tax  is  also  paid  by
casino  operations where entertainment is furnished in connection with the selling of food, refreshments or merchandise.

     Any  person  who  is  licensed,  required  to  be  licensed, registered, required to be registered, or is under common control with  such persons (collectively, "Licensees"), and who  proposes to  become  involved  in a gaming venture outside  of  Nevada  is required  to  deposit  with  the  Nevada  Board,  and  thereafter maintain,  a revolving fund in the amount of $10,000 to  pay  the
expenses   of  investigation  of  the  Nevada  Board   of   their
participation  in  such foreign gaming.  The  revolving  fund  is subject  to increase or decrease at the discretion of the  Nevada
Commission.   Thereafter, Licensees are required to  comply  with
certain  reporting  requirements  imposed  by  the  Nevada   Act.
Licensees  are also subject to disciplinary action by the  Nevada
Commission  if  they knowingly violate any laws  of  the  foreign jurisdiction pertaining to the foreign gaming operation, fail  to conduct  the  foreign  gaming operation in  accordance  with  the standards  of  honesty and integrity required  of  Nevada  gaming operations, engage in activities that are harmful to the State of
Nevada or its ability to collect gaming taxes and fees, or employ a  person in the foreign operation who has been denied a  license or  finding  of suitability in Nevada on the ground  of  personal unsuitability.

     Mississippi.    The  ownership  and  operation   of   casino
facilities  in  Mississippi are subject to  extensive  state  and local  regulation.  Regulation is primarily effected through  the licensing  and  regulatory  control  of  the  Mississippi  Gaming
Commission  (the  "Mississippi Commission")  and  the  regulatory control  of  the  Mississippi State Tax Commission (collectively, the "Mississippi Gaming Authorities").

     The  Mississippi Gaming Control Act (the "Mississippi Act"),
which  legalized  dockside  casino  gaming  in  Mississippi,  was
enacted   on   June  29,  1990.   Although  not  identical,   the
Mississippi Act is similar to the Nevada Gaming Control Act.  The
Mississippi Commission adopted regulations which are also similar in many respects to the Nevada gaming regulations.

     The   laws,   regulations  and  supervisory  procedures   of
Mississippi  and the Mississippi Commission seek to: (i)  prevent unsavory or unsuitable persons from having any direct or indirect involvement  with  gaming at any time or in  any  capacity;  (ii)
establish  and  maintain  responsible  accounting  practices  and procedures;  (iii) maintain effective control over the  financial practices of licensees, including establishing minimum procedures for  internal  fiscal  affairs and  safeguarding  of  assets  and revenues,  providing reliable record keeping and making  periodic reports to the Mississippi Commission; (iv) prevent cheating  and fraudulent  practices; (v) provide a source  of  state  and local  revenues  through taxation and licensing  fees;  and  (vi)
ensure  that gaming licensees, to the extent practicable,  employ
Mississippi residents.  The regulations are subject to  amendment
and  interpretation  by the Mississippi Commission.   Changes  in
Mississippi law or regulations may limit or otherwise  materially affect  the types of gaming that may be conducted and could  have an  adverse  effect on the Company and the Company's  Mississippi gaming operations.

     The  Mississippi Act provides for legalized dockside  gaming at  the discretion of the 14 eligible counties that border either the Mississippi Gulf Coast or the Mississippi River, but only  if the voters in such counties have not voted to prohibit gaming  in
that   county.   As  of  March  1,  1997,  dockside  gaming   was
permissible in nine of the 14 eligible counties in the State  and gaming  operations  had  commenced in  Adams,  Coahoma,  Hancock,
Harrison,   Tunica,  Warren  and  Washington   counties.    Under
Mississippi   law,  gaming  vessels  must  be  located   on   the
Mississippi  River  or on navigable waters in  eligible  counties along  the  Mississippi River, or in the waters of the  State  of
Mississippi  lying south of the State in eligible counties  along the Mississippi Gulf Coast.  At least one lawsuit is pending with respect  to the expansion of eligible gaming sites in Mississippi
Gulf  Coast counties, and another lawsuit is pending in  which  a
landowner  has  appealed  a  finding  of  unsuitability  by   the
Mississippi  Gaming Authorities of a site on the Big Black  River
in   Warren  County  near  Interstate  20  between  Jackson   and
Vicksburg.    The   law  permits  unlimited  stakes   gaming   on
permanently  moored  vessels  on a 24-hour  basis  and  does  not restrict  the  percentage  of space which  may  be  utilized  for
gaming.   There  are  no  limitations on  the  number  of  gaming
licenses which may be issued in Mississippi.

     Ameristar,  and any subsidiary of Ameristar that operates  a casino in Mississippi (a "Gaming Subsidiary"), is subject to  the licensing  and  regulatory  control  of  the  Mississippi  Gaming
Authorities.   Ameristar is required to register  as  a  publicly
traded  holding  company  of  ACVI  under  the  Mississippi  Act.
Ameristar  is required periodically to submit detailed  financial and  operating reports to the Mississippi Commission and  furnish any  other  information  which  the  Mississippi  Commission  may
require.   If  Ameristar  is unable to continue  to  satisfy  the
registration  requirements of the Mississippi Act, Ameristar  and its  Gaming  Subsidiaries cannot own or operate gaming facilities
in  Mississippi.   Each Gaming Subsidiary must  obtain  a  gaming
license  from  the Mississippi Commission to operate  casinos  in
Mississippi.   A  gaming  license is issued  by  the  Mississippi
Commission  subject  to certain conditions,  including  continued
compliance  with  all applicable state laws and  regulations  and physical inspection of the casinos prior to opening.

     Gaming  licenses are not transferable, are initially  issued
for   a   two-year  period  and  must  be  renewed   periodically
thereafter.  ACVI was granted a renewal of its gaming license  by
the  Mississippi  Commission on January  21,  1996.   The  gaming
license  for ACVI must be renewed in January of 1998.  No  person may  become a stockholder of or receive any percentage of profits from  a  gaming licensee subsidiary of a holding company  without first  obtaining  licenses  and approvals  from  the  Mississippi
Commission.  Ameristar has obtained such approvals in  connection with ACVI's gaming license.

           Certain  officers and employees of Ameristar  and  the officers,  directors  and certain key employees  of  each  Gaming
Subsidiary  must  be  found  suitable  or  be  licensed  by   the
Mississippi Commission.  The Company believes it has obtained  or applied for all necessary findings of suitability with respect to such  persons  associated with Ameristar or  ACVI,  although  the
Mississippi Commission, in its discretion, may require additional
persons   to  file  applications  for  findings  of  suitability.
Employees  associated with gaming must obtain work  permits  that are  subject to immediate suspension under certain circumstances.
In  addition,  any  person  having  a  material  relationship  or involvement with the Company may be required to be found suitable or  licensed, in which case those persons must pay the costs  and
fees   associated  with  such  investigation.   The   Mississippi
Commission  may deny an application for a license for  any  cause that  it deems reasonable.  Changes in certain licensed positions must  be reported to the Mississippi Commission.  In addition  to
its   authority  to  deny  an  application  for  a  license,  the
Mississippi Commission has jurisdiction to disapprove a change in a licensed position.  The Mississippi Commission has the power to require  any Gaming Subsidiary or Ameristar to suspend or dismiss
officers,   directors   and  other   key   employees   or   sever
relationships  with other persons who refuse to file  appropriate applications or whom the authorities find unsuitable  to  act  in such capacities.

     At  any  time, the Mississippi Commission has the  power  to investigate and require the finding of suitability of any  record or beneficial stockholder of Ameristar.  Mississippi law requires any  person who acquires more than 5% of Ameristar's common stock to report the acquisition to the Mississippi Commission, and such person  may  be required to be found suitable.  Also, any  person who  becomes  a beneficial owner of more than 10% of  Ameristar's
common   stock,  as  reported  to  the  Securities  and  Exchange
Commission,  must  apply  for a finding  of  suitability  by  the
Mississippi Commission and must pay the costs and fees  that  the
Mississippi  Commission incurs in conducting  the  investigation.
The Mississippi Commission has generally exercised its discretion to  require a finding of suitability of any beneficial  owner  of more  than  5% of a public company's common stock.  However,  the
Mississippi Commission has adopted a policy that permits  certain institutional investors to own beneficially up to 10% of a public
company's  common stock without a finding of suitability.   If  a
stockholder   who  must  be  found  suitable  is  a  corporation,
partnership  or  trust,  it  must submit  detailed  business  and financial information including a list of beneficial owners.

     Any  person  who fails or refuses to apply for a finding  of suitability  or  a  license within thirty (30) days  after  being ordered  to  do  so by the Mississippi Commission  may  be  found
unsuitable.   Management  believes that compliance  by  Ameristar
with the licensing procedures and regulatory requirements of  the
Mississippi Commission will not affect the marketability  of  its securities.  Any person found unsuitable and who holds,  directly or  indirectly,  any beneficial ownership of  the  securities  of
Ameristar   beyond  such  time  as  the  Mississippi   Commission
prescribes, may be guilty of a misdemeanor.  Ameristar is subject to  disciplinary action if, after receiving notice that a  person
is   unsuitable  to  be  a  stockholder  or  to  have  any  other
relationship   with   Ameristar  or  its   Gaming   Subsidiaries,
Ameristar: (i) pays the unsuitable person any dividend  or  other distribution  upon  the  voting  securities  of  Ameristar;  (ii)
recognizes  the exercise, directly or indirectly, of  any  voting rights  conferred  by securities held by the  unsuitable  person;
(iii)  pays  the unsuitable person any remuneration in  any  form
for services  rendered  or  otherwise,  except  in   certain
limited  and specific circumstances; or (iv) fails to pursue  all lawful efforts to require the unsuitable person to divest himself
of   the  securities,  including,  if  necessary,  the  immediate purchase of the securities for cash at a fair market value.

     Ameristar  may  be required to disclose to  the  Mississippi
Commission,  upon  request, the identities of  security  holders, including  the holders of any debt securities.  In addition,  the
Mississippi  Commission under the Mississippi  Act  may,  in  its discretion,  (i) require holders of debt securities of  Ameristar to  file  applications, (ii) investigate such holders, and  (iii)
require  such  holders  to be found suitable  to  own  such  debt
securities.   Although the Mississippi Commission generally  does
not  require the individual holders of obligations such as  notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to, a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of  the entity  in  question.  Any holder of debt securities required  to apply  for  a  finding of suitability must pay all  investigative fees  and costs of the Mississippi Commission in connection  with such an investigation.

     ACVI  must  maintain a current stock ledger in its principal office in Mississippi and Ameristar must maintain a current  list of  shareholders  in  the principal office  of  ACVI  which  must reflect  the  record ownership of each outstanding share  of  any class  of  equity security issued by Ameristar.  The  stockholder list may thereafter be maintained by adding reports regarding the ownership  of  such securities that it receives from  Ameristar's
transfer  agent.   The  ledger  and  stockholder  lists  must  be
available  for  inspection by the Mississippi Commission  at  any
time.   If  any securities of Ameristar are held in trust  by  an
agent  or  by  a  nominee, the record holder may be  required  to disclose  the identity of the beneficial owner to the Mississippi
Commission.  A failure to make such disclosure may be grounds for finding the record holder unsuitable.  Ameristar must also render maximum  assistance in determining the identity of the beneficial owner.

     The   Mississippi   Act  requires  that   the   certificates
representing securities of a publicly traded corporation that has a Gaming Subsidiary bear a legend to the general effect that such securities are subject to the Mississippi Act and the regulations
of   the  Mississippi  Commission.   Ameristar  has  received  an
exemption  from  this  legend requirement  from  the  Mississippi
Commission.  The Mississippi Commission has the power  to  impose additional  restrictions on the holders of Ameristar's securities at any time.

     Substantially  all  loans, leases, sales of  securities  and similar  financing  transactions by a Gaming Subsidiary  must  be reported to or approved by the Mississippi Commission.  A  Gaming
Subsidiary may not make an issuance or a public offering  of  its securities, but may pledge or mortgage casino facilities,  if  it
obtains   the  prior  approval  of  the  Mississippi  Commission.
Ameristar  may not make an issuance or a public offering  of  its
securities   without  the  prior  approval  of  the   Mississippi
Commission if any part of the proceeds of the offering is  to  be used  to  finance the construction, acquisition or  operation  of
gaming   facilities  in  Mississippi  or  to  retire  or   extend
obligations   incurred   for   one   or   more   such   purposes.
Such approval,   if   given,   does   not    constitute    a
recommendation  or  approval  of the  investment  merits  of  the securities  subject to the offering.  Any representation  to  the contrary is unlawful.

     Changes    in   control   of   Ameristar   through   merger,
consolidation,  acquisition of assets, management  or  consulting agreements or any form of takeover, and certain recapitalizations and  stock  repurchases by Ameristar, cannot  occur  without  the prior  approval  of the Mississippi Commission.  The  Mississippi
Gaming  Commission  may  also require  controlling  stockholders,
officers,   directors  and  other  persons  having   a   material
relationship or involvement with the entity proposing to  acquire control,  to be investigated and licensed as part of the approval process relating to the transaction.

     The Mississippi legislature has declared that some corporate
acquisitions  opposed  by  management,  repurchases   of   voting
securities  and  other  corporate  defense  tactics  that  affect corporate gaming licensees in Mississippi and corporations  whose
stock   is  publicly  traded  that  are  affiliated  with   those
licensees,  may  be injurious to stable and productive  corporate
gaming.   The Mississippi Commission has established a regulatory
scheme  to  ameliorate the potentially adverse effects  of  these business  practices  upon Mississippi's gaming  industry  and  to
further   Mississippi's  policy  to:  (i)  assure  the  financial
stability  of  corporate gaming operations and their  affiliates;
(ii)  preserve the beneficial aspects of conducting  business  in the  corporate form; and (iii) promote a neutral environment  for the  orderly governance of corporate affairs.  Approvals are,  in certain  circumstances, required from the Mississippi  Commission before  Ameristar  may  make exceptional  repurchases  of  voting securities  above  the current market price of its  common  stock
(commonly  called "greenmail") or  before a corporate acquisition opposed  by management may be consummated.  Mississippi's  gaming regulations  will also require prior approval by the  Mississippi
Commission   if  Ameristar  adopts  a  plan  of  recapitalization
proposed  by its Board of Directors opposing a tender offer  made directly to the stockholders for the purpose of acquiring control of Ameristar.

     Neither  Ameristar nor any subsidiary may engage  in  gaming activities in Mississippi while also conducting gaming operations outside  of  Mississippi  without  approval  of  the  Mississippi
Commission  or  a  waiver  of  such  approval.   The  Mississippi
Commission  may require determinations that, among others,  there are  means  for  the  Mississippi Commission to  have  access  to information concerning the out-of-state gaming operations of  the
Company and its affiliates.  Ameristar has previously obtained  a waiver of foreign gaming approval from the Mississippi Commission for  operations in Nevada and Iowa and will be required to obtain the  approval  or a waiver of such approval from the  Mississippi
Commission  prior  to  engaging in any additional  future  gaming operations outside of Mississippi.

     If   the   Mississippi  Commission  decides  that  a  Gaming
Subsidiary  violated a gaming law or regulation, the  Mississippi
Commission could limit, condition, suspend or revoke the  license of  the  Gaming  Subsidiary.  In addition, a  Gaming  Subsidiary,
Ameristar   and  the  persons  involved  could  be   subject   to
substantial fines for each separate violation.  Because of such a violation,  the Mississippi Commission could seek  to  appoint  a
supervisor   to  operate  the  casino  facilities.    Limitation,
conditioning   or   suspension   of   any   gaming   license   or
the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect Ameristar's and the Gaming Subsidiary's gaming operations.

     License  fees and taxes, computed in various ways  depending on  the  type  of gaming involved, are payable to  the  State  of
Mississippi  and  to the counties and cities in  which  a  Gaming
Subsidiary's respective operations will be conducted.   Depending
upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based  upon
(i)  a  percentage of the gross gaming revenues received  by  the casino  operation, (ii) the number of slot machines  operated  by the  casino  or (iii) the number of table games operated  by  the
casino.   The license fee payable to the State of Mississippi  is
based upon "gaming receipts" (generally defined as gross receipts less  payouts to customers as winnings) and equals 4%  of  gaming receipts of $50,000 or less per month, 6% of gaming receipts over
$50,000  and  less  than $134,000 per month,  and  8%  of  gaming receipts over $134,000 per month.  The foregoing license fees are allowed as a credit against the Company's Mississippi income  tax liability  for the year paid.  The gross revenue fee  imposed  by the  City  of  Vicksburg equals approximately 4%  of  the  gaming receipts.

     In October of 1994, the Mississippi Commission adopted a regulation requiring as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Notwithstanding the Company's belief that it is in compliance with this requirement, the Mississippi Commission has advised the Company that it believes the expansion of non-gaming amenities by the Company and its competitors in the Vicksburg market is necessary for the growth of this market.
Management agrees with this view, and the Company is constructing a 144-room hotel at Ameristar Vicksburg. Site work for this project has begun, and it is anticipated that construction will be completed in late 1997, absent unforeseen construction or other delays. The Mississippi Commission has advised the Company that the Commission would consider it as a negative factor if this hotel is not completed by the January 21, 1998 expiration date of the Company's gaming license. Although the Company does not believe that a failure to complete the hotel by January 21, 1998, will affect the renewal of its gaming license, no assurance can be given with respect to the actions, if any, that the Mississippi Commission may take against the Company if the hotel is not completed by that date.

     Iowa.  The Company's Council Bluffs operations are conducted by  ACCBI and are subject to Chapter 99F of the Iowa Code and the
regulations   promulgated  thereunder.   The   Company's   gaming
operations are subject to the licensing and regulatory control of
the   Iowa  Racing  and  Gaming  Commission  (the  "Iowa   Gaming
Commission").

     Under Iowa law, wagering on a "gambling game" is legal, when
conducted  by  a  licensee on an "excursion gambling  boat."   An
"excursion  gambling  boat" is a self-propelled  excursion  boat.
"Gambling game" means any game of chance authorized by  the  Iowa
Gaming  Commission.  The excursion season must be from April  1st
through  October  31st of each calendar year.   The  vessel  must
operate  at least one excursion each day for 100 days during  the
excursion  season  to  operate  during  the  off  season.    Each
excursion must consist of a minimum of two hours.  The Iowa
Gaming Commission has determined that the excursions conducted by the  Council  Bluffs  Casino  during  the  1996  cruising  season satisfied  the requirements of Iowa law for the conduct  of  off-
season  operations, notwithstanding the failure of  such  minimum number  of  excursions to follow a defined route  due  to  safety concerns.

     The   legislation  permitting  riverboat  gaming   in   Iowa
authorizes  the  granting  of licenses to  "qualified  sponsoring organizations."  A "qualified sponsoring organization" is defined as  a person or association that can show to the satisfaction  of the  Iowa  Gaming  Commission that the person or  association  is
eligible  for  exemption  from  federal  income  taxation   under
Section 501(c)(3), (4), (5), (6), (7), (8), (10) or (19)  of  the
Internal Revenue Code (hereinafter "not-for-profit corporation").
The   not-for-profit-corporation  is  permitted  to  enter   into
operating  agreements with persons qualified to conduct riverboat gaming  operations.  Such operators must be approved and licensed by  the  Iowa Gaming Commission.  On February 28, 1995, the  Iowa
Gaming Commission authorized the issuance of a license to conduct gambling  games on an excursion gambling boat to  the  Iowa  West
Racing  Association, a not-for-profit corporation  organized  for the  purpose of facilitating riverboat gaming in Council  Bluffs,
Iowa  (the  "Association").   The  Association  entered  into  an
agreement  with  ACCBI  authorizing ACCBI  to  operate  riverboat gaming  operations  in  Council Bluffs  under  the  Association's gaming  license (the "Operator's Contract").  This  contract  was
approved  by  the  Iowa  Gaming  Commission.   The  term  of  the
Operator's Contract runs until December 31, 2002, with two  five-
year  renewal  options.  The license awarded by the  Iowa  Gaming
Commission  was recently renewed for a one-year term expiring  on
March 31, 1998.

     Substantially  all  of  ACCBI's  material  transactions  are subject  to  review  and approval by the Iowa Gaming  Commission.
All  contracts or business arrangements, verbal or written,  with any related party or in which the term exceeds three years or the total value of the contract exceeds $50,000 must be submitted  in
advance   to   the   Iowa   Gaming   Commission   for   approval.
Additionally,  contracts negotiated between ACCBI and  a  related
party   must   be   accompanied  by  economic   and   qualitative
justification.

     ACCBI must submit detailed financial, operating and other reports to the Iowa Gaming Commission. ACCBI must file monthly gaming reports indicating adjusted gross receipts received from gambling games and the total number and amount of money received from admissions. Additionally ACCBI must file annual financial statements covering all financial activities related to its operations for each fiscal year. ACCBI must also keep detailed records regarding its equity structure and owners.

     Iowa has a graduated wagering tax equal to five percent (5%) of the first one million dollars of adjusted gross receipts, ten percent (10%) on the next two million dollars of adjusted gross receipts and twenty percent (20%) on adjusted gross receipts over three million dollars. In addition, the state charges other fees on a per customer basis. Additionally, ACCBI pays to the City of Council Bluffs a fee equal to $0.50 per passenger.

     Under   the  Operator's  Contract,  ACCBI  also   pays   the
Association an admissions fee of $1.50 per passenger.  ACCBI  has
interpreted   the   Operator's   Contract   to   mean   that    a
person may  leave and re-enter Council  Bluffs  Casino  (for example,  to  visit the restaurants at Ameristar Council  Bluffs)
without ACCBI being obligated to pay an additional admissions fee to the Association.  ACCBI received a letter from the Association in  August  1996  in  which  the  Association  asserted  that  an additional  fee  is  due each time a person  enters  the  Council
Bluffs  Casino,  including re-entries.  In  January  1997,  ACCBI received  another letter from the Association invoking the  audit procedures  under the Operator's Contract.  ACCBI is  cooperating in  the  audit  but  has  advised the Association  that  it  will vigorously  resist any attempt to collect an additional  fee  for passengers re-entering the boat.

     If the Iowa Gaming Commission decides that a gaming law or regulation has been violated, the Iowa Gaming Commission has the power to assess fines, revoke or suspend licenses or to take any other action as may be reasonable or appropriate to enforce the gaming rules and regulations.

     Regulatory  Approvals in Connection with  the  Merger.   The
Merger  did  not  require the prior approval or  consent  of  any gaming  regulatory authority in the States of Nevada, Mississippi
and  Iowa.   Each  of  the Gem Stockholders, Messrs.  Rebeil  and
Magliarditi,  applied to the Nevada Commission for a  finding  of suitability to be associated with Ameristar, although pursuant to the  Merger Agreement, as amended, Mr. Rebeil agreed  not  to  be associated with Ameristar in any capacity.  The Merger  Agreement provided  for  Ameristar to hire Mr. Magliarditi as  an  officer, although  Mr. Magliarditi agreed that until the Nevada Commission acted upon his application for a finding of suitability, he would not  assume any position as an officer of Ameristar.  The  Nevada
Commission  denied the application of each of Messrs. Rebeil  and
Magliarditi  in  January  and February 1997,  respectively.   The
Company  terminated Mr. Magliarditi's employment upon the  denial of his application by the Nevada Commission.

     A  record  or beneficial owner of the Gem Notes, if  issued, could be required by one or more gaming regulatory authorities to be  found suitable, and such owner would be required to apply for a  finding  of suitability within 30 days after request  of  such gaming  authority or within such other time period prescribed  by such  gaming authority.  If such a record or beneficial owner  is required to be found suitable and is not found suitable  by  such gaming regulatory authority, such owner may be required by law to dispose  of  the  Gem Notes.  If any gaming regulatory  authority determines that a person is unsuitable to own the Gem Notes, then the  Company may be subject to sanctions, including the  loss  of its  regulatory approvals, if, without the prior approval of  the applicable gaming regulatory authorities, it (i) pays interest on the  Gem Notes to the unsuitable person, (ii) pays the unsuitable person remuneration in any form or (iii) makes any payment to the unsuitable  person  by way of principal, redemption,  conversion,
exchange,  liquidation  or  similar  transaction.   Although  the
Nevada Commission in January and February 1997 found each of  the
Gem  Stockholders  unsuitable for certain  purposes,  the  Nevada
Commission has not found either of them to be unsuitable to  hold the  Gem Notes.  If any gaming regulatory authority finds  a  Gem
Stockholder  unsuitable to own the Gem Notes, a  dispute  between the  Company  and  the person or persons found unsuitable  likely would  arise,  which may have a material adverse  effect  on  the
Company's   business,   financial  condition   and   results   of
operations.

           The  Company has been advised that if the Company  and the Gem Stockholders reach a negotiated settlement of the pending arbitration claims, the settlement terms will require the prior approval of the Nevada Commission. In addition, the Company has been advised that the terms of an arbitration award may require the approval of the Nevada Commission if they differ from the terms of the Merger Agreement. There can be no assurance that the Nevada Commission would approve settlement terms determined by the Board of Directors to be acceptable to the Company or the terms of any arbitration award. See "Business -- Terms of the Merger Agreement; Dispute with Gem Stockholders."

     The Company has been advised by the Mississippi Commission that it is monitoring the actions of the Nevada Commission with respect to the Merger and the Company's relationships with each of the Gem Stockholders. As of the date of this Report, the Mississippi Commission has not taken any action or imposed any requirements on the Company with respect to the Merger or the Company's relationships with either of the Gem Stockholders.

     Other Jurisdictions. The Company expects to be subject to similar rigorous regulatory standards in each jurisdiction in which it seeks to conduct gaming operations. There can be no assurance that regulations adopted or taxes imposed by other jurisdictions will permit profitable operations by the Company.

     Federal  Regulation  of  Slot  Machines.   The  Company   is
required to make annual filings with the U.S. Attorney General in connection  with  the  sale, distribution or  operation  of  slot machines.  All requisite filings for the most recent year and the current year have been made.

     Currency Transaction Reporting Requirements.  Pursuant to  a
1985  agreement between the State of Nevada and the United States
Department   of  the  Treasury  (the  "Treasury"),   the   Nevada
Commission  and the Nevada Board have authority to enforce  their own  cash transaction reporting laws applicable to casinos  which
substantially parallel the Federal Bank Secrecy Act.   Under  the
Money  Laundering Suppression Act of 1994, which  was  passed  by
Congress,  the Secretary of the Treasury retained the ability  to permit states, including Nevada, to continue to enforce their own
cash  transaction  reporting  laws applicable  to  casinos.   The
Nevada Act requires most gaming licensees to file reports related to  cash  purchases of chips, cash wagers, cash deposits or  cash payment of gaming debts, if any such transactions aggregate  more than  $10,000  in  a  24-hour period.  Casinos  are  required  to monitor  receipts  and  disbursements of currency  in  excess  of
$10,000  and  report them to the Treasury.  Although  it  is  not possible to quantify the full impact of these requirements on the
Company's  business, the changes are believed to  have  had  some adverse effect on results of operations since inception.

     On  November  28,  1994,  the  Treasury  enacted  amendments
(effective December 1, 1994) to the federal regulations under the
Bank Secrecy Act.  The amendments require casinos subject to  the
Bank Secrecy Act to implement written programs no later than June
1,  1995  to assure and monitor compliance with the Bank  Secrecy
Act.   Such  programs  must  include  "know  your  customer"  and
suspicious  transaction  reporting components.   Although  Nevada
      casinos are exempt from Title 31, the Nevada Commission has recently  enacted amendments to the Nevada Act that  parallel  in several respects the amendments to the Bank Secrecy Act.

     Potential Changes in Tax and Regulatory Requirements.   From
time  to  time, federal and state legislators and officials  have proposed  changes  in tax law, or in the administration  of  such
laws,  affecting  the  gaming industry.   Recent  proposals  have
included  a  federal gaming tax and increases in state  or  local gaming taxes.  They have also included limitations on the federal income  tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would  require  withholding on amounts won  by  customers  or  on negotiated  discounts provided to customers on  amounts  owed  to gaming companies.  It is not possible to determine with certainty the  likelihood  of  possible  changes  in  tax  law  or  in  the administration of such law.  Such changes, if adopted, could have a materially adverse effect on the Company's financial results.

     The  United  States Congress has recently passed legislation which  creates a national gaming study commission (the  "National
Gaming   Commission").   The  National  Gaming  Commission   will
generally  have  the  duty to conduct a comprehensive  legal  and factual  study  of  gambling in the United  States  and  existing federal,  state and local policies and practices with respect  to the  legalization  or  prohibition  of  gambling  activities,  to formulate and propose changes in such policies and practices  and to  recommend  legislation and administrative  actions  for  such
changes.   It  is  not possible to predict the future  impact  of
these  proposals  on  the Company and its operations.   Any  such
proposals  could have a material adverse affect on the  Company's business.

     Non-Gaming Regulations.  The sale of alcoholic beverages  by the  Company is or will be subject to the licensing, control  and regulation  in  Jackpot by the Liquor Board of  Elko  County,  in
Henderson by the City of Henderson, in Vicksburg by both the City of  Vicksburg and the Alcoholic Beverage Control Division of  the
Mississippi  State Tax Commission, and in Council Bluffs  by  the
Alcoholic  Beverage Division of the Iowa Department  of  Commerce
(collectively,    the   "Liquor   License   Authorities").     In
Mississippi, Ameristar Vicksburg has been designated as a special
resort   area,  which  allows  the  Company  to  serve  alcoholic
beverages  on a 24-hour basis.  In Nevada, the applicable  liquor laws  allow  24-hour service of alcoholic beverages  without  any additional  permits.  In Iowa, the applicable liquor  laws  allow the  sale  of liquor during legal hours which are Monday  through
Saturday from 6 a.m. to 2 a.m. and Sunday from 8 a.m. to  2  a.m.
All  licenses  are  revocable and not transferable.   The  Liquor
License  Authorities  have the full power  to  limit,  condition, suspend  or revoke any such license or to place a liquor licensee on  probation  with or without conditions.  Any such disciplinary action  could  (and  revocation would) have  a  material  adverse
effect  upon  the operations of the Company's business.   Certain
officers  and managers of ACVI and ACLVI must be investigated  by the  applicable  Liquor License Authorities  in  connection  with
ACVI's and ACLVI's liquor permits.  Changes in licensed positions must be approved by the applicable Liquor License Authorities.

           All  cruising  vessels operated by  the  Company  must comply  with U.S. Coast Guard requirements as to safety and  must hold  a Certificate of Inspection.  These requirements set limits on  the  operation of the vessel and require that each vessel  be operated by a minimum complement of licensed personnel.  Loss  of the  vessel's Inspection Certificate would preclude its use as  a riverboat.  Every five years, vessels must be dry-docked  for  an inspection  of the outside of the hull resulting  in  a  loss  of
service  that  may have an adverse effect on the  Company.   Less
stringent rules apply to permanently moored vessels.

     In order to comply with the federal Merchant Marine Act of 1936, as amended, and the federal Shipping Act of 1916, as amended, and applicable regulations thereunder, the Company's
Bylaws contain provisions designed to prevent persons who are not citizens of the United States from holding, in the aggregate, more than 24.9% of the Company's outstanding common stock.

     All  shipboard  employees of the Company  employed  on  U.S.
Coast Guard-approved vessels, even those who have nothing to do with the actual operations of the vessel, such as dealers, waiters and security personnel, are subject to the Jones Act, which, among other things, exempts those employees from state limits on workers' compensation awards.

     The   Company  is  also  required  to  comply  with  various
environmental regulations.  See "Properties."

Item 2.   Properties

     Jackpot.  Cactus Petes is located on a 35-acre site and  The
Horseshu is located on a 30-acre site.  The Cactus Petes and  The
Horseshu  sites  are across from each other on U.S.  Highway  93.
The Company also owns 204 housing units in Jackpot, including  90 units  in  two  apartment  complexes developed  as  Farmers  Home
Administration  ("FmHA") projects.  These housing  units  support the  primary  operations of the Jackpot Properties.  The  Jackpot
Properties  are subject to deeds of trust securing the  Revolving
Credit  Facility, and the FmHA housing projects  are  subject  to mortgage loans in favor of the FmHA.

     The  Company  owns a gas station adjacent to Highway  93  in
Jackpot,  which  it  operates under  a  franchise  from  Chevron.
Management  believes that this facility is in material compliance with  applicable environmental and other regulatory requirements.
The Company has previously operated two other gas stations at the
Jackpot  Properties,  one of which was  abandoned  prior  to  the adoption of modern environmental abandonment standards.  Although management  believes  that all tanks for this  gas  station  were removed in the mid-1970s, the Company has not conducted tests for the  presence  of any environmental contamination from  this  gas
station.   Management believes that the likelihood of a  material
unfavorable  outcome  with  respect  to  potential  environmental liabilities relating to this former gas station is remote.

     Vicksburg.  In connection with the development of  Ameristar
Vicksburg,  the Company has acquired seven parcels  in  Vicksburg
along  Washington  Street  near  Interstate  20.   These  parcels
comprise approximately 43.4 acres, approximately 30 of which  are developable.  Of the seven parcels, three have been  acquired  by
direct  purchase and four have been acquired by lease.   The
aggregate  monthly  rent under the leases at March  1,  1997  was approximately $54,000.  Each lease provides for the Company to be responsible  for  all  taxes, insurance premiums,  utilities  and other  ownership and operating costs associated with the property during the entire term of the lease.  Each lease includes options for  the  Company  to  purchase the applicable  parcels,  for  an aggregate price which decreases over time from approximately $5.9 million to approximately $2.0 million.  A substantial portion  of the purchase prices may be paid in installments with interest  at stated  rates.  The Company does not have any plans  to  exercise any of these purchase options prior to its expiration.

     The  Vicksburg  Casino,  the Company's  leasehold  interests relating to the Ameristar Vicksburg site and substantially all of that portion of the Ameristar Vicksburg site owned by the Company serve  as  collateral  for the Company's  obligations  under  the
Revolving   Credit  Facility.   The  hotel  being  developed   at
Ameristar  Vicksburg and the underlying property are expected  to be  subject to a deed of trust securing a loan to fund a  portion of the hotel construction costs.

     In addition, the Company has developed a 20-acre mobile home
park  with  30  single- and 20 double-wide  mobile  homes.   This
mobile  home park is located seven miles from Ameristar Vicksburg and  sites are available for rent by employees and other persons.
The  mobile home park rental rates are competitive with the local market.

     Council   Bluffs.   Ameristar  Council  Bluffs  is   on   an
approximately  50-acre site along the bank of the Missouri  River and  adjacent  to  the  Nebraska Avenue  exit  on  Interstate  29
immediately north of the junction of Interstates 29 and 80.   The
Company  owns approximately 27 acres of this site and has  rights to  use  the remaining portion of the site that is owned  by  the
State  of  Iowa  for  a  50-year term.  The  Company  has  leased approximately 0.623 acres of the Ameristar Council Bluffs site to
Kinseth  Hotel Corporation for the development and  operation  by
Kinseth  of a 140-room limited service Holiday Suites hotel  that opened  on  March  31, 1997.  All of the Company's  interests  in
Ameristar  Council  Bluffs  are subject  to  collateral  security instruments  securing  the Revolving Credit  Facility  and  other indebtedness  in  the original principal amount of  approximately
$19.8 million.

     The  Reserve.  The Reserve is at the southeastern corner  of the  junction of Lake Mead Drive and Interstate 515 in Henderson,
Nevada  on  a  site containing approximately 53 acres,  of  which approximately  46  acres are developable.  The Company  currently owns  28  acres  of  the  site and has  options  to  acquire  the remainder of the site.  Each option exercise must be for at least five acres and a minimum of five acres of the option land must be acquired  each year (commencing October 1, 1997) or the remaining options  expire.  The Company exercised an option for five  acres of  the  site  in April 1997.  The option exercise prices,  which increase  at the rate of 8% per annum from October 1,  1995,  are
$217,800  per acre for the first 17 acres and $152,460  per  acre for  each  remaining acre, in each case plus 8%  per  annum  from
October  1,  1995 through the date of exercise.  The construction of  Phase  I  of The Reserve may require the Company to  exercise
options  for  an  additional  seven  acres  of  land.   Phase  II
construction would also require the Company to acquire additional land, the area of which has not yet been determined.

           The Reserve site was previously used for surface waste disposal activities for approximately 50 years. Prior to 1994, the site had large areas of debris, rubble and some stained soils resulting from these waste activities. Site studies revealed asbestos, lead and pesticide concentrations in the surface soils.
Following a surface remediation program by a third party in 1994, the Nevada Division of Environmental Protection approved a closure of the remediation and indicated that no further work was required.

     A  1995 Phase I environmental assessment on 23 acres of  the site now owned by the Company showed that some rubble remained on portions  of  the property, but that all hazardous  material  had been removed.  A 1997 Phase I environmental assessment on the  30 acres  of  The Reserve site under option or subsequently acquired by  the  Company indicated the property does not appear  to  have
been   adversely  impacted  since  the  completion  of  the  1994 remediation  program.  Phase I environmental assessments  involve the  conduct  of  limited procedures and  may  not  identify  the existence or extent of actual environmental conditions.

     Other. The Company leases approximately 16,000 square feet of office space in Las Vegas, Nevada for its executive offices, which the Company occupied in March 1997.

     The  Company  owns  a one-half interest  in  a  1982  Cessna
Citation ISP jet aircraft (the "Aircraft"); the other one-half interest in the Aircraft is owned by Gem Air, Inc. ("Gem Air"), an affiliate of Rebeil. As members of Nevada AG Air Ltd.
("NVAGAIR"), a limited liability operating company, the Company and Gem Air own a hangar and related ground lease rights (the
"Hangar") at McCarran International Airport in Las Vegas, Nevada, at which the Aircraft is based. NVAGAIR has leased the Hangar to the Company on a long-term basis. Under the agreements between the Company and Gem Air, the Company has operational control of the Aircraft and the Hangar and is responsible for all costs, including debt service, associated with the Aircraft and the Hangar, other than certain variable costs associated with the use of the Aircraft by Gem Air or its affiliates.

Item 3.   Legal Proceedings

     Roy  Patel v. Ameristar Casino Vicksburg, Inc.  On March 23,
1994,  Roy  Patel ("Patel") filed a lawsuit against ACVI  for  $5 million  in  compensatory and $12.5 million in punitive  damages.
The  suit  was  filed  in  the Circuit Court  of  Warren  County,
Mississippi,  as  case number 940042CI.  ACVI's  security  system videotaped Mr. Patel allegedly "pinching" bets at a craps  table.
Mr.  Patel was expelled from the casino.  Mr. Patel alleged  this was  done  wrongfully  and in a fashion  that  constituted  false imprisonment  and  caused him embarrassment and  great  emotional
distress.   After  a trial in January 1997, the jury  returned  a
verdict  in  favor  of ACVI and a finding of no  liability.   The
plaintiff filed a motion for a new trial, which was denied by the
court.   The  plaintiff  has stated an intention  to  appeal  the
judgment.   ACVI's  general  liability  insurance  carriers  have
accepted  the  tender of the defense, but under a reservation  of
rights.   Management does not believe that ACVI has any  material
exposure,  and  even if there is a subsequent determination  that there is any liability management believes it would be covered by insurance (subject to the deductible).

           Clothe  H. James, et al. v. Ameristar  Casinos,  Inc.,
Ameristar  Casino Vicksburg, Inc., et al.  On January  18,  1996,
the plaintiffs commenced a lawsuit against the Company, ACVI, and
Riverboat Corporation of Mississippi, d/b/a Isle of Capri Casino.
The  suit  is  filed in the Circuit Court of the  First  Judicial
District of Hinds County, Mississippi, as Civil Action No. 251-96-
54CN.   The plaintiffs filed an amended complaint on February  6,
1996.  The plaintiffs seek $5 million in actual damages and  $7.5 million in punitive damages.  This case involves alleged wrongful
death  and  personal  injuries to four persons.   The  plaintiffs
allege  that  ACVI and the Isle of Capri Casino each  negligently served  alcohol to a visibly intoxicated person who later crashed
his  vehicle.   Two  persons were killed  and  two  persons  were
severely injured.  Ameristar and ACVI have answered the complaint in  which they have denied liability.  Discovery is ongoing,  and
Ameristar  and has filed a motion for summary judgment to  remove
Ameristar as a defendant in the proceedings.  However, the  court has  not  yet  ruled  on this motion.  ACVI's  general  liability insurance  carriers have accepted the tender of the defense,  but
have   notified  the  Company  that  the  insurers  may  not   be
responsible for any punitive damages.  Legal counsel has  advised the  Company  that  Mississippi law generally does  not  preclude
punitive   damage  awards  being  covered  by  general  liability
policies, although there is no Mississippi case on point with the alleged facts of the James case.

     Perini-Anderson v. ACCBI.  Perini-Anderson, a joint venture, in  which Perini Building Company is a principal, is the  general contractor  for  the construction of the main  pavilion  and  the
Ameristar  hotel  at  Ameristar  Council  Bluffs.   The  contract
between  Perini-Anderson and ACCBI contains a guaranteed  maximum
price  and  specific  dates for completion.   The  contract  also
contains  provisions  for liquidated damages  if  Perini-Anderson fails to meet the established completion dates.

     On September 20, 1996, ACCBI received from Perini-Anderson a demand  for  arbitration  regarding the  amounts  due  under  the
contract.   The  demand does not contain a plea  for  a  specific
amount  of  damages, and instead requests an award for  extra  or changed  work, delayed, disrupted and accelerated work,  together with inefficiencies and impacts experienced on the project, along
with  unpaid  retainage  and certain other  costs.   Based  on  a
statement of damages filed in the arbitration by Perini-Anderson, management understands that Perini-Anderson's claims are  for  an amount  of  approximately $4.6 million,  which  includes  certain amounts  due  to  subcontractors that have been  paid  by  ACCBI.
ACCBI  submitted  a  counterclaim in  the  arbitration  for  cost overruns in excess of the guaranteed maximum price that ACCBI has had to pay, liquidated damages for delay and certain other costs.
ACCBI  has  submitted a statement of damages in  the  arbitration seeking  $7.1 million from Perini-Anderson.  Perini-Anderson  has asserted  that  it  is entitled to equitable  extensions  to  the scheduled completion date for, among other things, delays  caused by change orders and unanticipated severe weather conditions that eliminate liability of Perini-Anderson to ACCBI for cost overruns and liquidated damages.

     The arbitration proceedings will be conducted in accordance with the rules of the American Arbitration Association and will be held in Council Bluffs, Iowa. There are three arbitrators, one selected by ACCBI, one selected by Perini-Anderson and one selected by the other two arbitrators. The hearing is scheduled to commence in July 1997. Management is not able at this time to make an assessment with respect to the outcome of this arbitration proceeding.

     Margaret  Botsford v. ACVI.  On October 30,  1996,  Margaret
Botsford  commenced  a  lawsuit in the Circuit  Court  of  Warren
County,  Mississippi,  entitled Margaret  Botsford  v.  Ameristar
Casino  Vicksburg  et  al.  The case number  is  96,205-CI.   Ms.
Botsford  was an employee of ACVI.  She alleges in the  complaint that  she  was wrongfully asked to take a breathalyzer  test  for
alcohol.   She claims that the tests showed that she was  neither
under  the  influence  of alcohol, nor  was  she  impaired.   She
further  alleges that ACVI wrongfully terminated her.   According
to  the  complaint, ACVI's actions defamed her,  failed  to  hold
certain information confidential, and falsely arrested her.   She
ask  for  $500,000  in compensatory damages  and  $5  million  in punitive damages.  ACVI has denied liability in an answer to  the complaint and the matter is currently in discovery.

     Bryan  K.  and  Dawn H. Hafen v. Steven W. Rebeil,  et.  al.
This lawsuit was filed in the Clark County District Court as case
number  A  347722.   A named defendant in the amended  complaint,
filed on January 29, 1996, action is Gem.  ACLVI is the successor-
in-interest  by  merger  to Gem.  The  case  arises  out  of  the purchase  of  land  in Mesquite, Nevada by Steven  W.  Rebeil,  a former  stockholder of Gem.  The plaintiffs allege that  the  Gem
Stockholders   (Messrs.   Rebeil  and  Magliarditi)   and   their
controlled  entities (including Gem) engaged in a  conspiracy  to defraud the plaintiffs in connection with the land purchase.  The plaintiffs  allege violations of Nevada's racketeering  statutes, fraud  and  unjust  enrichment.  The total  damages  claimed  are alleged  to  be approximately $10 million.  The case  is  in  the beginning stages of discovery.

     The Gem Stockholders are required to indemnify ACLVI against the  claims  in  the Hafen litigation under the Merger  Agreement pursuant to which Gem was merged into ACLVI, which obligation was acknowledged  in  a letter from Mr. Magliarditi  to  the  Company
dated  June  11,  1996.   The Company is seeking  indemnification
against this claim in the arbitration proceeding it has commenced against the Gem Stockholders.

     Other Legal Proceedings and Claims. See "Business -- Terms of the Merger Agreement; Dispute with Gem Stockholders" and
"Business -- Government Regulations -- Iowa" for information concerning an arbitration proceeding recently commenced by the Company against the Gem Stockholders and a contract dispute between ACCBI and Iowa West Racing Association, the holder of the gaming license under which the Council Bluffs Casino operates.

     From time to time, the Company is a party to litigation which arises in the ordinary course of business. Except for the matters described or referred to above, the Company is not currently a party to any litigation that management believes would be likely, if adversely determined, to have a material adverse effect on the Company.

           Item  4.  Submission of Matters to a Vote of  Security
Holders.

     None.

                                PART II

Item 5.   Market  for  the Registrant's  Common
          Equity    and   Related   Stockholder
          Matters

     Ameristar's  Common Stock is traded on the  Nasdaq  National
Market  System  ("Nasdaq-NMS")  under  the  symbol  "ASCA."   The
following table sets forth, for the fiscal quarter indicated, the high  and  low sale prices for the Common Stock, as  reported  by
Nasdaq:

                               High          Low
                 1995
          First Quarter      $ 8.75       $ 4.50
          Second Quarter      10.50         6.13
          Third Quarter        8.50         6.25
          Fourth Quarter       7.13         5.75

                 1996
          First Quarter        7.50         6.00
          Second Quarter      14.75         6.25
          Third Quarter       13.13         5.25
          Fourth Quarter       6.13         4.75

     On March 31, 1997, there were 329 holders of record of Ameristar's Common Stock.

     No dividends on Ameristar's Common Stock have been declared during the last two fiscal years. The Company intends to retain all earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Revolving Credit Facility obligates the Company to comply with certain financial covenants that may restrict or prohibit the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

      Item 6.  Selected Financial Data

     The following data has been derived from the audited financial statements of the Company and should be read in conjunction with those statements, which are included in this Report.

                     AMERISTAR CASINOS, INC.
              CONSOLIDATED SELECTED FINANCIAL DATA
                      For the  For the  For the   For the   For the   For the
                       year     year   three mos.  year      year       year
                       ended    ended    ended     ended     ended     ended
Income Statement      9/30/92  9/30/93  12/31/93  12/31/94  12/31/95  12/31/96
Data:                 -------  -------  --------  --------  --------  --------
                             (amounts in thousands, except per share data)
REVENUES:
Casino                 $29,741  $32,285 $ 7,938   $ 90,882  $ 99,364  $161,338
Food and beverage        9,713   10,164   2,521     17,494    19,303    24,250
Rooms                    6,095    6,812   1,491      7,580     7,861     7,641
General Store            2,431    2,283     582      2,557     2,595     2,389
Other                    2,066    3,464     935      5,265     5,161     5,371
                       -------  -------  ------   --------  --------  --------
                        50,046   55,008  13,467    123,778   134,284   200,989
Less: Promotional
allowances               4,450    4,982   1,308      9,425    10,417    12,524
                       -------  ------- -------   --------  --------  --------
Net revenues            45,596   50,026  12,159    114,353   123,867   188,465
                       -------  ------- -------   --------  --------  --------
COSTS AND EXPENSES:
Casino                  11,497   13,067   3,310     40,347    44,503    75,685
Food and beverage        6,469    6,758   1,922     12,469    11,747    16,773
Rooms                    1,911    1,971     312      2,249     2,404     2,368
General Store            2,106    2,024     367      2,213     2,292     2,108
Other                    2,818    4,071   1,024      6,199     5,919     4,946
Selling, general &
administrative           6,316    6,378   1,795     20,599    20,437    37,006
Business development       -        418     122      1,446     1,704     1,622
Utilities &
maintenance              2,994    3,274     795      6,417     7,056     9,130
Depreciation and
amortization             4,054    4,185     993      7,062     9,721    14,135
Preopening costs           -        -       -        5,408       -       7,379
                       -------  ------- -------   --------  --------  --------
Total costs & expenses  38,165   42,146  10,640    104,409   105,783   171,152
                       -------  ------- -------   --------  --------  --------
Income from operations   7,431    7,880   1,519      9,944    18,084    17,313


OTHER INCOME
(EXPENSE):
Interest income             31       43       9         86       205       354
Interest expense        (1,192 )   (750)    (30)    (3,379)   (3,958)   (8,303)
Other                      (23)      26       2         (5)      -         (77)
                       -------  ------- -------   --------   -------  --------
Income before income
tax provision            6,247    7,199   1,500      6,646    14,331     9,287
Income tax provision       -      2,294     575      2,426     5,236     3,390
                       -------  ------- -------   --------  --------  --------
Income before
extraordinary loss
and cumulative effect
of a change in
accounting principle     6,247    4,905     925      4,220     9,095     5,897

Extraordinary loss on
early retirement of
debt, net of income
tax benefit
of $353                    -        -       -          -        (657)      -

                        AMERISTAR CASINOS, INC.
              CONSOLIDATED SELECTED FINANCIAL DATA
                           (continued)
                     For the   For the   For the  For the   For the    For the
                      year      year    three mos. year      year       year
                      ended     ended     ended    ended     ended      ended
Income Statement     9/30/92   9/30/93  12/31/93  12/31/94  12/31/95   12/31/96
Data (continued):   --------  --------  --------  --------  --------   --------
                       (amounts in thousands, except per share data)
Cumulative effect of a
change in accounting
principle:  Adoption
of SFAS 109
"Accounting for
Income Taxes"            -         -         720        -         -          -
                    --------  --------  --------  ---------  ---------  --------
NET INCOME          $  6,247  $  4,905  $  1,645  $   4,220  $   8,438  $  5,897
                    ========  ========  ========  =========  =========  ========
PRO FORMA NET INCOME
(unaudited):
Income before pro
forma income tax
provision           $  6,247   $ 7,778
Pro forma income tax
provision              2,124     2,645
                    --------   -------
Pro forma net income $ 4,123   $ 5,133
                    ========   =======

EARNINGS PER SHARE:
Income before
extraordinary loss                                  $0.21     $0.45      $0.29
Extraordinary loss                                    -       (0.03)       -
                                                    -----     -----      -----
Net income                                          $0.21     $0.42      $0.29
                                                    =====     =====      =====
PRO FORMA EARNINGS PER
SHARE (unaudited)                 $0.27   $0.08
                                  =====   =====
WEIGHTED AVERAGE
SHARES OUTSTANDING                                 20,360    20,360      20,360
                                                   ======    ======      ======
PRO FORMA WEIGHTED
AVERAGE SHARES
OUTSTANDING:                    18,444   19,971
                                ======   ======
                      as of     as of    as of     as of     as of
Balance Sheet and    9/30/92   9/30/93 12/31/94  12/31/95  12/31/96
Other Data:          -------   ------- --------  --------  --------
                              (amounts in thousands)

Cash                 $ 1,787   $ 2,853 $  9,169  $ 14,787  $ 10,724
Total assets          42,205    66,711  125,347   202,220   270,052
Total notes payable
and long-term debt,
net of current
maturities            11,761    24,686   45,300   101,869   143,893
Stockholders' equity  25,291    26,844   56,609    65,047    70,944
Capital expenditures   2,263    26,158   33,329    64,783    76,388

Financial data as of dates and for periods ending prior to November 1993 reflect restated financial statements giving retroactive effect to a corporate reorganization completed immediately prior to the closing of the Company's initial public offering. Pursuant to the reorganization, CPI and ACVI, then companies under the common control of Craig H. Neilsen, became wholly owned subsidiaries of the Company.

The Vicksburg Casino and certain other portions of Ameristar Vicksburg opened in late February 1994. The remaining Ameristar Vicksburg facilities were completed and opened through May 1994. The Council Bluffs Casino opened in mid-January 1996. Portions of the land-based facilities at Ameristar Council Bluffs opened in June, November and December 1996. The Company's remaining land-based facilities at Ameristar Council Bluffs opened in February and March 1997.

      Item   7.   Management's  Discussion  and
          Analysis  of Financial Condition  and
          Results of Operations

Results of Operations

     Ameristar Casinos, Inc. ("Ameristar" or "ACI") owns and operates casino-hotels through three wholly owned subsidiaries, Cactus Pete's, Inc. ("CPI"), Ameristar Casino Vicksburg, Inc. ("ACVI") and Ameristar Casino Council Bluffs, Inc. ("ACCBI"). In addition, Ameristar is developing a casino-hotel through a fourth subsidiary, Ameristar Casino Las Vegas, Inc. ("ACLVI"), and holds a majority interest in Nevada AG Air Ltd. ("NVAGAIR"). Collectively, Ameristar together with the aforementioned wholly owned subsidiaries and NVAGAIR are referred to herein as the "Company."

     CPI owns and operates Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. ACVI owns and operates a riverboat-themed dockside casino (the "Vicksburg Casino") and related land-based facilities (collectively, "Ameristar Vicksburg") in Vicksburg, Mississippi. ACCBI owns and operates a riverboat casino (the "Council Bluffs Casino") and related land-based hotel and other facilities (collectively, "Ameristar Council Bluffs") in Council Bluffs, Iowa. The Council Bluffs Casino opened on January 19, 1996, portions of the Main Street Pavilion opened on June 17, 1996, the hotel opened on November 1, 1996, and the remainder of Ameristar Council Bluffs opened in early 1997.

     ACLVI will be the operating entity for The Reserve Hotel and Casino ("The Reserve") under development in Henderson, Nevada at the intersection of Interstate 515 and Lake Mead Drive. The
Company, through the merger of the initial developer of The Reserve into ACLVI, acquired The Reserve on October 9, 1996. ACLVI will complete construction of The Reserve, and will operate the property upon its completion. Construction on The Reserve has been suspended pending the availability of additional financing. Uncertainties concerning the form and amount of merger consideration payable in connection with the acquisition of The Reserve caused the Company's bank lenders to cancel the closing of an increased credit facility for the Company scheduled to occur in late March 1997. See "Liquidity and Capital Resources" below.

     In  connection with the acquisition of The Reserve, in  July
1996   the  Company  established  NVAGAIR,  a  limited  liability company, to hold certain aviation-related assets the Company controls though its majority interest in NVAGAIR.

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

      Year Ended December 31, 1996 Versus Year Ended December 31,
1995

Summary

     The opening of Ameristar Council Bluffs, beginning with the Council Bluffs Casino in January 1996, brought a year of significant growth in Ameristar's consolidated net revenues and income from operations before preopening costs.

     Consolidated net revenues increased over 50% from $123.9 million in 1995 to $188.4 million in 1996. Income from operations rose to $24.7 million in 1996 before the $7.4 million charge for preopening costs associated with the opening of Ameristar Council Bluffs, a 36.5% increase over income from operations of $18.1 million in the prior year. Income from operations after preopening costs was $17.3 million in 1996.

     Total operating expenses as a percentage of net revenues were 90.8% in 1996 (86.9% before the Ameristar Council Bluffs preopening costs) versus 85.4% in 1995. The increase reflects, in addition to the preopening costs, a higher casino expenses to casino revenues ratio in the new Council Bluffs Casino than at the Company's other properties. See "Costs and Expenses" below.

     On a year-to-year comparable basis (i.e., before preopening costs in 1996 and an extraordinary charge in 1995), net income increased $1.5 million to $10.6 million in 1996 from $9.1 million in 1995, reflecting the positive impact of the opening of Ameristar Council Bluffs. After preopening costs, net income for the year ended December 31, 1996 was $5.9 million versus net income for the year ended December 31, 1995 of $8.4 million. Earnings per share before preopening costs were $.52 for 1996 ($.29 after preopening costs). Earnings per share were $.42 for 1995 after an extraordinary charge of $.03 per share for the refinancing of the Company's credit line.

Revenues

     During 1996, Ameristar Council Bluffs was one of the top gaming revenue producers in the State of Iowa, while both
Ameristar Vicksburg and the Jackpot Properties remained market share leaders in their areas.

     With nearly a full year of casino operations and a partial year of non-gaming operations, Ameristar Council Bluffs had total net revenues of $70.3 million for 1996. Despite the opening of land-based facilities in the middle and at the end of the year, Ameristar Council Bluffs was the leader in both casino and total revenues among the Company's four operating casino properties.

     Net revenues for Ameristar Vicksburg were $66.1 million for the year ended December 31, 1996 compared with $67.6 million for the prior year. Though showing a slight decrease in revenues, management believes Ameristar Vicksburg was able to maintain its leading position in the Vicksburg market through effective promotional strategies and by continuing to provide customers with superior service and quality gaming and nongaming products.

     The Jackpot Properties produced net revenues of $51.6 million, a 7.7% decrease from the $55.9 million produced in 1995. Management believes that the decrease is primarily the result of additional competition for the traditional gaming customer base of the Jackpot Properties. This competition has come from new and renovated facilities in Jackpot, as well as the addition of Native American and other casinos in the outer market, including Washington, Oregon and Canada. The 1996 net revenues were also affected by adverse weather conditions during the year and below-average table games win percentages in the second quarter. Management also believes that declines in the rates of population and economic growth in southern Idaho have adversely affected the Jackpot Properties. A decline in casino revenues of $2.8 million, combined with an increase in promotional allowances of $0.5 million, account for the majority of the decline in net revenues.

     In  an  effort  to improve their competitive  position,  the
Jackpot Properties have begun new direct mail programs to outlying areas to develop new customers and retain current customers. In addition, approximately 460 new state-of-the-art slot machines with innovative layouts and improved sensory appeal (including touch screens and enhanced signs, sounds and colors) have been introduced to improve customers' entertainment experiences and encourage repeat visits.

Costs and Expenses

     As noted above, the Company's overall operating expense ratio was higher in 1996 than in 1995, due primarily to the Ameristar Council Bluffs preopening costs and to an expense-to-revenue ratio in the Council Bluffs Casino that is significantly higher than at the Vicksburg Casino or the Jackpot Properties. Since 1996 was the first year of operations for the Council Bluffs Casino, the higher operating expense ratio had the effect of increasing the Company's overall operating expense ratio. The higher casino expense ratio in the Council Bluffs Casino is caused by a gaming tax rate in Iowa that is significantly higher than in the other jurisdictions in which the Company operates, as well as an admissions fee payable in Iowa that is not charged against the Company's other operations. If the gaming tax rate in Iowa was similar to the rate in Nevada or Mississippi, operating expenses (excluding preopening costs) as a percentage of net revenues would have shown a decrease in 1996, reflecting the Company's efforts to contain controllable costs while still providing an outstanding experience and value for its customers. Without the Iowa admissions fee, the decrease in the expense ratio would have been even more significant.

     Casino costs and expenses increased $31.2 million in 1996 due to the opening of the Council Bluffs Casino in January 1996. As a percentage of casino revenues, casino expenses increased to 46.9% in 1996 compared with 44.8% in 1995. While most of this increase relates to the higher gaming tax rate and the admissions fee in Iowa, an increase also occurred at the Jackpot Properties from 40.4% to 43.2%. While casino revenues declined somewhat at the Jackpot Properties, as previously discussed, the corresponding casino expenses could not be proportionally reduced, due to the Company's desire to maintain high customer service standards. The Vicksburg Casino's expense to revenue ratio in the casino department decreased from 47.4% in 1995 to 42.4% in 1996, reflecting the success of that property's continued efforts to control costs.

     The Company's food and beverage costs and expenses increased $5.0 million in 1996 due to the opening of several dining facilities at Ameristar Council Bluffs during the year. The Company's food and beverage expense to revenue ratio increased from 60.9% in 1995 to 69.2% in 1996. This increase reflects a food and beverage expense ratio of 91.8% at Ameristar Council Bluffs, caused mainly by the inefficiencies of restaurant start-ups that accompanied the opening of the dining establishments during the year.

     Selling, general and administrative costs and expenses increased $16.6 million or 81.7% from 1995 to 1996. This significant increase accompanies the notable growth experienced by the Company in 1996. The majority of the increase relates to the opening of Ameristar Council Bluffs in 1996 and the associated marketing, riverboat operations and other general and administrative costs incurred during the year. Additionally, corporate expenses increased due to the relocation of the Company's executive offices to Las Vegas, Nevada in the third quarter of 1996.

     Utilities and maintenance expenses increased $2.1 million or 29.4% and depreciation and amortization expenses increased $4.4 million or 45.4% from 1995 to 1996. Absent the new Ameristar Council Bluffs properties, both of these expense categories would have seen moderate decreases in 1996.

     Business development costs decreased slightly during the year, reflecting Ameristar's concentration on current projects, including the completion of Ameristar Council Bluffs and the acquisition and development of The Reserve. Although the Company continues to explore potential expansion opportunities in new and existing jurisdictions, management does not anticipate undertaking any expansion projects that would require a material amount of capital expenditures by the Company until the Company has obtained financing for the completion of Phase I of The Reserve. Investments in expansion projects may be made through wholly owned subsidiaries, joint ventures, partnerships or other arrangements. No assurances can be given, however, that the Company will commence gaming operations at any expansion project undertaken or, if such operations are commenced, that they will be profitable.

     Preopening  costs of $7.4 million were expensed during  1996 as  construction  of  each  significant  component  of  Ameristar
Council Bluffs was completed and placed into service.

     Interest expense, net of capitalized interest of $2.3 million in 1996 and $1.9 million in 1995, increased $4.3 million or 109.8% from 1995. This increase primarily reflects the additional debt outstanding to finance the Company's expansion. In addition, as Ameristar Council Bluffs' facilities were completed during 1996, the capitalization of interest on funds borrowed to construct the project was discontinued and subsequent interest costs were reflected as an expense on the income statement rather than as an additional cost of the project on the balance sheet.

           The Company's average borrowing rate was 8.90% in 1996 compared to 8.21% in 1995. The Company expects to incur increased interest expense in 1997 due to an increase in the amount of debt, some of which will be capitalized as part of construction costs.

     The Company's effective federal tax rate on income was 36.5% in both 1996 and 1995 versus the federal statutory rate of 35%, due to the effects of certain expenses incurred by the Company which are not deductible for federal income tax purposes.

Year Ended December 31, 1995 Versus Year Ended December 31, 1994

Summary

     The improvement in operating results for 1995 over 1994 was primarily due to a full year of operations at the Ameristar
Vicksburg casino and the absence of any preopening costs in 1995.

     Consolidated net revenues for 1995 were $123.9 million compared with $114.4 million in 1994, an 8.3% increase. Income from operations rose to $18.1 million in 1995. During 1994, income from operations of $9.9 million reflected $5.4 million in preopening costs amortization associated with the Ameristar Vicksburg facility which commenced operations in February 1994. Before the amortization of preopening costs in 1994, income from operations rose 17.8% in 1995 due primarily to 3% revenue growth at the Jackpot Properties and the two months of additional operations at Ameristar Vicksburg.

     Total operating expenses decreased as a percentage of net revenues from 91.3% in 1994 to 85.4% in 1995. Excluding Ameristar Vicksburg's preopening costs of $5.4 million, 1994's total operating expenses as a percentage of net revenues were 86.6%.

     Net income for the year ended December 31, 1995 was $8.4 million, which included an after tax extraordinary loss of $657,000 related to the refinancing of the Company's bank credit facility. Including the after tax effect of preopening costs totaling $3.5 million, net income of $4.2 million was generated in 1994. Earnings per share for 1995 were $.42 (after the extraordinary loss of $.03 per share due to the refinancing mentioned above) versus $.21 (after amortization of preopening costs of $.17 per share) in 1994.

Revenues

     Both the Jackpot Properties and Ameristar Vicksburg were market share leaders during 1995. The Jackpot Properties produced record revenues of $55.9 million, an increase of $1.6 million or 3.0% over 1994. While slot revenues at the Jackpot Properties increased only 0.7% from 1994, table game revenues rose 15.8%. Ameristar Vicksburg had an average market share of 34% in 1995 due to aggressive promotional strategies. Revenues for Ameristar Vicksburg were $67.6 million for the year ended December 31, 1995 compared with $59.8 million for the 10 months the facility was open in 1994.

           Other  revenues decreased $0.1 million  or  2.0%  from
1994 primarily due to a significant reduction in showroom entertainment revenue at Ameristar Vicksburg. Due to low attendance, the Company began utilizing the showroom on a more strategic basis by opening it for weekend and special events entertainment rather than having the showroom open on a full-time basis as in 1994.

Costs and Expenses

     Casino costs and expenses increased $4.2 million or 10.3% from 1994 to 1995. This was due primarily to a full year of operations at Ameristar Vicksburg in 1995. Food and beverage costs and expenses decreased $0.7 million or 5.8% in 1995 from 1994 due primarily to cost containment measures implemented at Ameristar Vicksburg. For the Jackpot Properties, costs and expenses remained relatively constant between the two years.

     Selling, general and administrative costs and expenses decreased $0.2 million or 0.8% from 1994 to 1995. Utilities and maintenance costs and expenses increased $0.6 million or 10.0% from 1994 to 1995. Depreciation and amortization increased $2.7 million or 37.7%.

     Business development costs increased $0.3 million or 17.8% from 1994 to 1995. While the Company was unsuccessful in its bid in 1995 to obtain a gaming license in Lawrenceburg, Indiana, the Company continued to explore potential gaming opportunities in other jurisdictions.

     Interest  expense,  net  of  capitalized  interest  of  $1.9 million in 1995 and $0.2 million in 1994, increased $0.6 million or 17.1% from 1994. The Company's incremental borrowing rate was 8.21% in 1995 compared to 10.5% in 1994.

     The Company's effective federal tax rate on income before extraordinary loss was 37% in both 1995 and 1994 versus the federal statutory rate of 35%, due to certain non-deductible expenses.

Liquidity and Capital Resources

     The Company's cash flow from operations was $33.2 million for the year ended December 31, 1996, as compared to $23.0 million for the year ended December 31, 1995. The Company had unrestricted cash of approximately $10.7 million as of December 31, 1996. The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures through bank debt and other debt financing. The Company's current assets decreased by approximately $13.6 million from December 31, 1995 to December 31, 1996, primarily as a result of expenditures related to the completion and opening of Ameristar Council Bluffs, including the application of an $11.5 million restricted security deposit.

     Ameristar, as borrower, and its principal operating subsidiaries (including ACLVI), as guarantors, maintain a Revolving Credit Facility with Wells Fargo Bank, NA (formerly First Interstate Bank of Nevada, NA; "WFB") and a syndicate of banks (the "Revolving Credit Facility"). The maximum principal available at December 31, 1996 was $99.0 million; however, the maximum principal available reduced to $94.5 million on January 1, 1997, pursuant to the terms of the Revolving Credit Facility. The Company may not borrow under the Revolving Credit Facility in excess of 3.5 times its rolling four quarter EBITDA ("Earnings before Interest, Taxes, Depreciation and Amortization"). As of December 31, 1996, 3.5 times the Company's rolling four quarter EBITDA exceeded the maximum funds available under the Revolving Credit Facility.

     Borrowings under the Revolving Credit Facility bear interest at a rate based either on LIBOR or WFB's prime rate, at the election of the Company, and the ratio of the Company's consolidated total debt to consolidated cash flow, as measured by an EBITDA formula. As of December 31, 1996, the Company had outstanding one $91.0 million LIBOR draw and two prime rate draws totaling $2.5 million at an average interest rate of 8.56% per annum. These borrowings have been used to repay pre-existing borrowings of $44.8 million, to fund the continued development of Ameristar Council Bluffs and to pay certain costs related to the acquisition of The Reserve, including the repayment of $11.5 million in indebtedness secured by The Reserve.

     In connection with the acquisition of The Reserve, the bank lenders under the Revolving Credit Facility gave their consent for Ameristar to make capital contributions to ACLVI of up to $0.5 million and to make loans to ACLVI of up to $16.0 million (which intercompany loans may be funded out of borrowings under the Revolving Credit Facility). Following the completion of Ameristar Council Bluffs, the Revolving Credit Facility permits draws under the Revolving Credit Facility to be used only for general working capital purposes and the funding of permitted intercompany loans to ACLVI.

     The maximum borrowings available under the Revolving Credit Facility reduce semi-annually commencing January 1, 1997 on a sliding scale (ranging from $4.5 million to $7.1 million in reductions) with a final principal payment of $42.0 million due at maturity on December 31, 2001.

     The Revolving Credit Facility is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries other than The Reserve. The Revolving Credit Facility prohibits any secondary liens on these properties without the prior written approval of the lenders. Certain changes in control of the Company may constitute a default under the Revolving Credit Facility. The Revolving Credit Facility also requires the Company to expend two percent of consolidated revenues on capital maintenance annually. The Revolving Credit Facility prohibits Ameristar from declaring or paying any dividends on the Common Stock of Ameristar if such declaration or payment would result in an event of default under the Revolving Credit Facility or if the Company's total leverage ratio (as defined) would be less than 2.00:1.00. The Revolving Credit Facility binds the Company to a number of affirmative and negative covenants, including promises to maintain certain financial ratios within defined parameters. As of December 31, 1996, the Company was in compliance with these covenants.

           In November 1996, the Company began negotiations  with
WFB and other banks for the replacement of the Revolving Credit Facility with a $175 million long-term credit facility (the "1997 Credit Facility"). The Company and the lenders had scheduled a closing for the 1997 Credit Facility for late March 1997. However, due to uncertainties related to the amount and form of merger consideration payable to the former stockholders of Gem
Gaming, Inc. ("Gem") in connection with the acquisition of The Reserve, the bank lenders cancelled the closing. See "Business -- Terms of the Merger Agreement; Dispute with Gem Stockholders." Pending the availability of additional financing, the Company has suspended construction on The Reserve. Although the Company is exploring financing alternatives, there can be no assurance that additional financing for the construction of The Reserve will be available on terms acceptable to the Company or at all.

     Pending the anticipated closing of the 1997 Credit Facility, the Company obtained short-term unsecured loans from a private lender totaling $12.0 million. The Company anticipated repaying these short-term loans out of the initial draws under the 1997 Credit Facility. Following the cancellation of the closing of the 1997 Credit Facility, the Company obtained a short-term loan from WFB in the amount of $20.0 million, which matures on May 31, 1997. The proceeds of this loan have been used to repay the prior short-term loans of $12.0 million, to pay the costs to complete the redesign of The Reserve and certain construction activities initiated prior to the suspension of construction of The Reserve, and for other working capital purposes.

     The Company, WFB and the other lenders under the Revolving Credit Facility are negotiating the terms of an amendment to the Revolving Credit Facility for the purpose of increasing the maximum principal available to repay the $20.0 million short-term loan from WFB, modifying the principal reduction schedule and modifying certain covenants in the Revolving Credit Facility. If by April 1, 1998, the dispute with the Gem Stockholders has not been resolved through arbitration or settlement and the Company has not restructured its long-term debt, management anticipates that the Company would need to seek waivers of certain covenants under the Revolving Credit Facility, and no assurance can be given that a request for such waivers would be granted.

     ACCBI entered into a preferred ship mortgage with General Electric Credit Corp. ("GECC") on December 28, 1995 for the sum of $11,511,000. The loan is secured by the Council Bluffs Casino. The GECC loan is amortized over four years with the first year's amortization calculated as if it were a 36-month loan. Principal outstanding at the end of the first year is amortized over the remaining 36 months of the loan. The monthly principal payments were $320,000 for the first 12 months and $213,000 for the remaining 36 months. The loan matures on January 1, 2000. The interest rate is fixed at 9.12% for the life of the loan.

     Proceeds of $7,137,400 from an equipment loan entered into by ACCBI with WFB on December 12, 1995, were used to finance Ameristar Council Bluffs' slot machines, surveillance equipment and property signage. The loan is secured by the equipment and a preferred ship mortgage on the Council Bluffs Casino subordinate to the GECC loan. The loan amortizes over four years with monthly principal payments of approximately $149,000. The interest rate on this loan is equal to the LIBOR rate or base rate available from time to time under the Revolving Credit Facility, as selected by ACCBI. The final payment is due on December 12, 1999.

     At December 31, 1996, the Company had other debt outstanding of approximately $14.7 million (excluding a $34.3 million obligation to the Gem Stockholders that has been recorded on the Company's balance sheet pending the final determination of the form and amount of merger consideration), with an average per annum interest rate of 12.6%.

     The Company intends that ACVI will borrow approximately $7.0 million in 1997 for the purpose of funding a portion of the construction costs of a 144-room hotel at Ameristar Vicksburg. The balance of these construction costs (approximately $2.0 million to $2.5 million) are expected to be funded out of ACVI's operating cash flow. The Company is currently negotiating with a private lender for a nonrecourse loan that would be secured by the hotel. The Company anticipates that this loan will have a maturity date of not earlier than June 1, 1998 and require monthly or quarterly interest payments. However, no assurance can be given that this or any other loan will be obtained on these terms or other terms acceptable to the Company. The Company currently intends to use the proceeds of the anticipated loan to reduce the outstanding balance under the Revolving Credit Facility and to reborrow funds under the Revolving Credit Facility for the payment of construction costs as they are incurred.

     Capital expenditures in the year ended December 31, 1996, were approximately $76.4 million (including approximately $22.7 million expended by Gem prior to the Merger), compared to approximately $64.8 million in the year ended December 31, 1995. Of the 1996 expenditures, $46.3 million were related to the development of Ameristar Council Bluffs and $29.2 million were related to the development of The Reserve. The majority of the 1995 capital expenditures related to the development of Ameristar Council Bluffs. The Company funded its capital expenditures in 1996 from net cash provided by operating activities, bank debt (including the Revolving Credit Facility), purchase money financing and short-term debt.

     The Company anticipates making capital expenditures of approximately $26.0 million in 1997, including approximately $9.8 million for the development and construction of Phase I of The Reserve, approximately $7.0 million for the development and construction of a 144-room hotel at Ameristar Vicksburg (including capitalized construction period interest), approximately $6.5 million for the payment of the remaining costs of completing Ameristar Council Bluffs and approximately $2.7 million for maintenance of existing facilities and other purposes. The anticipated amount of capital expenditure spending in 1997 does not reflect any amounts that would be expended if the Company is able to resume construction on The Reserve, which was suspended following the cancellation of the closing of the 1997 Credit Facility. The total construction budget, including capitalized construction period interest and preopening costs, established by the Company for Phase I of The Reserve is $125.0 million, of which approximately $31.0 million had been incurred as of March 31, 1997. This budget remains subject to change based on design changes and refinements and changes in construction bid amounts at the time construction recommences.

     Management anticipates that the above-described capital expenditure requirements will be funded out of short-term borrowings intended to be replaced by an increase in the
Revolving Credit Facility, the proceeds of a loan for the development of the Ameristar Vicksburg hotel, purchase money and lease financing related to the acquisition of furniture, fixtures and equipment (including gaming equipment) and operating cash flow. Although no assurance can be given, the Company anticipates that it will have sufficient funds to meet its capital expenditure requirements in 1997. However, an adverse change in the Company's operations or operating cash flow may affect the Company's ability to meet its capital expenditure requirements and/or maintain compliance with the terms of the Revolving Credit Facility or other borrowings.

     Management believes that currently available and anticipated capital resources will be sufficient to complete Phase I of The Reserve as budgeted. However, if cost overruns are incurred on any capital project or if any unforeseen contingencies arise that are not covered by insurance or otherwise reimbursable, additional capital resources will be required in order to the Company to complete construction of The Reserve.

     Additional capital resources will be required in order for the Company to resume construction of The Reserve, if cost overruns are incurred on any capital project or if any unforeseen contingencies arise that are not covered by insurance or otherwise reimbursable. The Company does not anticipate using any material capital resources to pursue or develop any additional expansion project until it has obtained financing for the completion of Phase I of The Reserve. There can be no assurance that sources of funding for any currently unanticipated requirements would be permitted by restrictions included in the Revolving Credit Facility or would be available on terms acceptable to the Company.

     Under the terms of the Merger Agreement, the Company may be required to issue three-year 8% interest bearing promissory notes (the "Gem Notes") to the Gem Stockholders. The Merger Agreement provides for the Gem Notes to be in a principal amount equal to
7.5   million  multiplied  by  the  average  closing   price   of
Ameristar's Common Stock during the last 10 trading days of May 1997, minus $4.0 million and certain other reductions. Although the Company has commenced an arbitration proceeding against the Gem Stockholders in which the Company has alleged it has been excused from issuing the Gem Notes, no assurance can be given the Company will not issue the Gem Notes. See "Business -- Terms of the Merger Agreement; Dispute with Gem Stockholders."

     The ability of the Company to meet its debt service requirements and to comply with the covenants under the Revolving Credit Facility and other indebtedness will be dependent upon whether and in what amount the Gem Notes are issued, the terms of the contemplated amendment to the Revolving Credit Facility and the future performance of the Company, which is subject to financial, economic, competitive, regulatory and other factors affecting the Company, many of which are beyond its control. The failure of the Company to satisfy these requirements could force the Company to adopt one or more alternatives, such as reducing or delaying any other planned expansions or capital expenditures, selling or leasing assets, restructuring debt or obtaining additional equity capital. There can be no assurance that any of these alternatives could be effected on satisfactory terms or within any particular time frame, and the adoption of one or more of such alternatives could impair the Company's competitive position and reduce its future cash flow.

     Ameristar has not declared any dividends on its Common Stock during the last two fiscal years, and the Company intends for the foreseeable future to retain all earnings for use in the development of its business instead of paying cash dividends. In addition, as described above, the Revolving Credit Facility obligates the Company to comply with certain financial covenants that may restrict or prohibit the payment of dividends.

Factors Affecting Forward-Looking Statements

     This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in the material set forth above in this section and under "Business" as well as within this Report generally. Also, documents subsequently filed by the Company with the Securities and Exchange Commission may contain forward-looking statements. Actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors described below and elsewhere in this Report that are beyond the control of the Company. The Company cautions the reader, however, that such factors may not be exhaustive, particularly with respect to future filings. Among the factors to be considered by current and prospective stockholders of the Company are the following:

     The Company currently does not have the financing necessary to complete Phase I of The Reserve and construction has been suspended. Due to the uncertain outcome of the pending arbitration proceedings with the Gem Stockholders, no assurance can be given as to when or if the Company will obtain additional financing to complete Phase I of The Reserve.

     The Company cannot estimate when the recently commenced arbitration proceeding between the Company and the Gem
Stockholders will be completed or otherwise resolved or the outcome of such proceeding. Management believes it is unlikely that the Company will be able to pursue any expansion opportunities until this proceeding is completed or settled unless any such expansion opportunities do not require a material amount of capital expenditures by the Company. In addition, depending on the outcome of this proceeding, the expansion of the Company may continue to be limited or restricted by its financial or other obligations to the Gem Stockholders.

     The Company's ability to satisfy its covenant and other requirements under the Revolving Credit Facility and other long-term indebtedness will be dependent upon the completion of the contemplated amendment of the Revolving Credit Facility on favorable terms and the future operating performance of the Company. In addition, no assurance can be given that the Company will be able to obtain waivers of covenant requirements under the
      Revolving Credit Facility, which management  believes  will be  necessary  by  April 1, 1998, if the  dispute  with  the  Gem
Stockholders has not been resolved and the Company has not restructured its long-term debt.

     Some of the Company's known or future competitors in various markets have or may have greater name recognition and financial and marketing resources than the Company. In addition, each of the Company's currently operating properties is subject to changes in competitive conditions, including those resulting from the legalization or expanded legalization of gaming in jurisdictions in which the Company operates or bordering jurisdictions, that could have a material adverse effect on the Company. See "Business."

     Construction and expansion projects of the Company entail significant risks, including shortages of materials (including slot machines or other gaming equipment) or skilled labor, unforeseen construction scheduling, engineering, environmental or geological problems, work stoppages, weather interference, floods, fires, other casualty losses, and unanticipated cost increases. No assurance can be given that any project will be completed on time, if at all, or on budget.

     The   Company  is  dependent  upon  Craig  H.  Neilsen,  the
Company's president and chief executive officer, who controls approximately 86.9% of the outstanding shares of Common Stock of Ameristar, and Mr. Neilsen's management team. The Company has experienced and expects to continue to experience strong competition in hiring and retaining qualified operating and corporate management personnel. In addition, the death of Mr. Neilsen could result in the need for his estate, heirs or devisees to sell a substantial number of shares of the Common Stock to obtain funds to pay inheritance tax liabilities.

     The Company's riverboat and dockside facilities in Mississippi and Iowa could be lost from service due to casualty, mechanical failure, extended or extraordinary maintenance, floods or other severe weather conditions. Cruises of the Council Bluffs Casino are subject to risks generally incident to the movement of vessels on inland waterways, including risks of casualty due to river turbulence and severe weather conditions. The loss of a riverboat or dockside facility from service for any period of time likely would adversely affect the Company's operating results and could result in the occurrence of an event of a default under one or more credit facilities or contracts.

Item 8.   Financial       Statements        and
          Supplementary Data

     The Report of the Company's Independent Public Accountants appears at page F-1 hereof, and the Consolidated Financial
Statements and Notes to Consolidated Financial Statements of  the
Company appear at pages F-2 through F-26 hereof.

Item 9.   Changes  in  and  Disagreements  with
          Accountants    on   Accounting    and
          Financial Disclosure.

     None.



                            PART III

Item 10.  Directors  and Executive Officers  of
          the Registrant

     The information required by this Item is set forth under the captions "Item 1 -- Election of Directors -- Information Concerning the Nominees" and "-- Directors and Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

Item 11.  Executive Compensation

     The information required by this Item is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

Item 12.  Security    Ownership   of    Certain
          Beneficial Owners and Management

     The information required by this Item is set forth under the caption "Item 1 -- Election of Directors -- Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

Item 13.  Certain   Relationships  and  Related
          Transactions.

     The information required by this Item is set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

                             PART IV

Item 14.  Exhibits,     Financial     Statement
          Schedules and Reports on Form 8-K

The following are filed as part of this Report:

  (a)1.     Financial Statements

          Report of Independent Public Accountants.
          Consolidated  Balance Sheets as  of  December  31,
             1995 and 1996.
          Consolidated  Statements of Income for  the  years
             ended December 31, 1994, 1995 and 1996.
                Consolidated  Statements  of   Stockholders'
             Equity for the years ended December 31, 1994, 1995 and 1996.
          Consolidated  Statements of  Cash  Flows  for  the
             years ended December 31, 1994, 1995 and 1996. Notes to Consolidated Financial Statements.

  (a)2.     Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and
     Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

  (a)3.     Exhibits

          The following exhibits listed are filed or incorporated by reference as part of this Report.

  Exhibi
    t        Description of Exhibit          Method of Filing
  Number

  2.1     Plan of Acquisition.           See Exhibits 10.8(a)-(i).
          See Exhibits 10.8(a)-(i).
  3.1     Articles of Incorporation.     Incorporated by reference
                                         to Exhibit 3.1 to
                                         Registration Statement on
                                         Form S-1 filed by
                                         Ameristar Casinos, Inc.
                                         ("ACI") under the
                                         Securities Act of 1933,
                                         as amended (File No. 33-
                                         68936) (the "Form S-1").
  3.2     Bylaws.                        Incorporated by reference
                                         to Exhibit 3.2 to ACI's
                                         Annual Report on Form 10-
                                         K for the year ended
                                         December 31, 1995 (the
                                         "1995 10-K").
  4.1     Specimen Common Stock          Incorporated by reference
          Certificate.                   to Exhibit 4 to Amendment
                                         No. 2 to the Form S-1.
  4.2     Long-Term Debt.                See Exhibits 10.7(a) and
          See Exhibits 10.7(a) and       10.8.
          10.7(b).

* 10.1(a) Employment Agreement, dated    Incorporated by reference
          November 15, 1993, between     to Exhibit 10.1(a) to
          ACI and Thomas M. Steinbauer.  ACI's Annual Report on
                                         Form 10-K for the year
                                         ended December 31, 1994
                                         (the "1994 10-K").
* 10.1(b) Employment Agreement, dated    Incorporated by reference
          March 21, 1995, between ACI    to Exhibit 10.1(c) to the
          and John R. Spina, and         1994 10-K.
          related letter agreement.
* 10.2    Ameristar Casinos, Inc. 1993   Incorporated by reference
          Non-Employee Director Stock    to Exhibit 10.2 to ACI's
          Option Plan, as amended and    Quarterly Report on Form
          restated.                      10-Q for the quarter
                                         ended June 30, 1994.
* 10.3    Ameristar Casinos, Inc.        Incorporated by reference
          Management Stock Option        to Exhibit 10.3 to ACI's
          Incentive Plan, as amended     Quarterly Report on Form
          and restated.                  10-Q for the quarter
                                         ended September 30, 1996
                                         (the "September 1996 10-
                                         Q").
* 10.4    Form of Indemnification        Incorporated by reference
          Agreement between ACI and      to Exhibit 10.33 to
          each of its directors and      Amendment No. 2 to the
          officers.                      Form S-1.
* 10.5    Housing Agreement, dated       Incorporated by reference
          November 15, 1993 between      to Exhibit 10.17 to the
          Cactus Pete's Inc. ("CPI")     1994 10-K.
          and Craig H. Neilsen.
  10.6    Plan of Reorganization, dated  Incorporated by reference
          November 15, 1993, between     to Exhibit 2.1 to the
          ACI and Craig H. Neilsen in    1994 10-K.
          his individual capacity and
          as trustee of the
          testamentary trust created
          under the last will and
          testament of Ray Neilsen
          dated October 9, 1963.
  10.7(a) Credit Agreement, dated        Incorporated by reference
          June 1, 1995, among ACI, the   to Exhibits 10.1 and 99.1
          lenders listed therein and     to ACI's Quarterly Report
          Wells Fargo Bank, N.A., as     on Form 10-Q for the
          the successor to First         quarter ended June 30,
          Interstate Bank of Nevada,     1995.
          N.A. ("WFB/FIB"), as agent,
          together with a list
          describing omitted schedules
          and exhibits thereto.
  10.7(b) Consent to Merger and          Incorporated by reference
          Increased Commitment           to Exhibit 10.4 to the
          Agreement, dated October 4,    September 1996 10-Q.
          1996, among ACI, the lenders
          listed therein and WFB/FIB,
          as agent.
  10.8(a) Merger Agreement, dated as of  Incorporated by reference
          May 31, 1996, among Gem, ACI,  to Exhibits 10.1 and 99.1
          ACLVI, Steven W. Rebeil        to ACI's Quarterly Report
          ("Rebeil") and Dominic J.      on Form 10-Q for the
          Magliarditi ("Magliarditi"),   quarter ended June 30,
          together with a list           1996 (the "June 1996 10-
          describing omitted schedules   Q").
          and exhibits thereto.
  10.8(b) First Amendment to Merger      Incorporated by reference
          Agreement, dated July 2,       to Exhibit 10.5 to the
          1996, among Gem, ACI, ACLVI,   June 1996 10-Q.
          Rebeil and Magliarditi.
  10.8(c) Second Amendment to Merger     Incorporated by reference
          Agreement, dated as of         to Exhibits 10.3 and 99.1
          September 27, 1996, among      to ACI's Current Report
          Gem, ACI, ACLVI, Rebeil and    on Form 8-K filed on
          Magliarditi, together with a   October 24, 1996 (the
          list describing omitted        "October 1996 8-K").
          schedules and exhibits
          thereto.
  10.8(d) Gem Individuals' Notes Escrow  Incorporated by reference
          Agreement and Escrow           to Exhibit 10.4 to the
          Instructions, dated as of      October
          September 27, 1996, among      1996 8-K.
          ACI, Rebeil and Magliarditi.
  10.8(e) Letter agreement, dated        Incorporated by reference
          October 3, 1996, between ACI   to Exhibit 10.5 to the
          and Magliarditi.               October
                                         1996 8-K.
  10.8(f) Purchase Agreement, dated as   Incorporated by reference
          of June 30, 1996, between ACI  to Exhibit 10.6 to the
          and Gem Air, Inc. ("Gem        June 1996 10-Q.
          Air").
  10.8(g) Aircraft Operating Agreement,  Incorporated by reference
          dated as of July 5, 1996,      to Exhibit 10.4 to the
          between ACI and Gem Air.       June 1996 10-Q.
  10.8(h) Operating Agreement of Nevada  Incorporated by reference
          AG Air, Ltd. ("NVAGAIR"),      to Exhibit 10.2 to the
          dated as of July 5, 1996.      June 1996 10-Q.
  10.8(i) Sublease, dated as of          Incorporated by reference
          June 30, 1996, between ACI     to Exhibit 10.3 to the
          and NVAGAIR.                   June 1996 10-Q.
  10.9(a) Lease, dated September 8,      Incorporated by reference
          1992, between Magnolia Hotel   to Exhibit 10.2 to the
          Company and ACVI as the        Form S-1.
          assignee of Craig H. Neilsen.
  10.9(b) First Amendment to Agreement,  Incorporated by reference
          dated July 14, 1993, between   to Exhibit 10.2(b) to the
          Magnolia Hotel Company and     1995 10-K.
          ACVI as the assignee of Craig
          H. Neilsen.
  10.9(c) Second Amendment to Lease      Incorporated by reference
          Agreement, dated June 1,       to Exhibit 10.2(c) to the
          1995, between Magnolia Hotel   1995 10-K.
          Company and ACVI.
  10.10(a)Lease, dated September 18,     Incorporated by reference
          1992, between R.R. Morrison,   to Exhibit 10.3 to the
          Jr. and ACVI as the assignee   Form S-1.
          of Craig H. Neilsen.
  10.10(b)First Amendment to Lease       Incorporated by Reference
          Agreement, dated June 1,       to Exhibit 10.3 to the
          1995, between R.R. Morrison &  1995 10-K.
          Son, Inc. and ACVI.
  10.11(a)Lease, dated December 11,      Incorporated by reference
          1992, between Martha Ker       to Exhibit 10.4 to the
          Brady Lum et. al. and ACVI as  Form S-1.
          the assignee of Craig H.
          Neilsen.
  10.11(b)First Amendment to Lease       Incorporated by reference
          Agreement, dated June 1,       to Exhibit 10.4(b) to the
          1995, between Lawrence O.      1995 10-K.
          Branyan, Jr., as trustee of
          the Brady-Lum Family Trust
          dated May 15, 1993 and ACVI.
  10.12   Settlement, Use and            Filed electronically
          Management Agreement and DNR   herewith.
          Permit, dated May 15, 1995,
          between the State of Iowa
          acting through the Iowa
          Department of Natural
          Resources and ACCBI as the
          assignee of Koch Fuels, Inc.
          See also Exhibit 99.1
  10.13   Option Agreement, dated July   Filed electronically
          11, 1995, between Levy Realty  herewith.
          Trust and ACLVI as the
          successor to Gem Gaming, Inc.
          ("Gem").
  10.14   Contract, dated December 19,   Incorporated by reference
          1995, between ACCBI and        to Exhibit 10.16 to the
          Perini-Andersen, a joint       1995 10-K.
          venture.
  10.15(a)AIA Standard Form of           Incorporated by reference
          Agreement between Owner and    to Exhibit 10.1 to the
          Contractor (Form No. A101-     September 1996 10-Q.
          1987) and First Addendum to
          Contractor's Agreement (Hotel
          Tower), dated October 25,
          1995, between ACLVI (as the
          successor to Gem) and Camco
          Pacific Construction Company,
          Inc. ("Camco Pacific").

  10.15(b)AIA Standard Form of           Incorporated by reference
          Agreement between Owner and    to Exhibit 10.2 to the
          Contractor (Form No. A101-     September 1996 10-Q.
          1987) and First Addendum to
          Contractor's Agreement
          (Casino), dated October 25,
          1995, between ACLVI (as the
          successor to Gem) and Camco
          Pacific.
  10.16   Excursion Boat Sponsorship     Incorporated by reference
          and Operations Agreement,      to Exhibit 10.15 to the
          dated September 15, 1994,      1995 10-K.
          between Iowa West Racing
          Association and ACCBI.
  21.1    Subsidiaries of ACI.           Filed electronically
                                         herewith.
  23.1    Consent of Arthur Andersen     Filed electronically
          LLP.                           herewith.
  27.1    Financial Data Schedule.       Filed electronically
                                         herewith.
  99.1    Agreement to furnish the       Filed electronically
          Securities and Exchange        herewith.
          Commission omitted exhibits
          and schedules to certain
          exhibits and certain
          instruments defining the
          rights of holders of certain
          long-term debt.

* Denotes   a  management  contract  or  compensatory   plan   or
   arrangement.

  (b)       Reports on Form 8-K

          Form  8-K  filed  on October 24, 1996, reporting  under
     Item 2 the acquisition by the Company of The Reserve Hotel &
     Casino, Henderson, Nevada, through the merger of Gem into ACLVI.

          Form 8-K/A (Amendment No. 1) filed on December 23, 1996, including under Item 7 (i) balance sheets of Gem as of December 31, 1994 and 1995 and as of October 8, 1996, and related statements of operations, stockholders' equity and cash flows for the period from Gem's inception (March 9, 1994) to December 31, 1994, for the year ended December 31, 1995 and for the period from January 1, 1996 to October 8, 1996, and cumulative for the period from inception to October 8, 1996, together with the related notes and audit report of Arthur Andersen LLP, and (ii) pro forma balance sheet of the Company as of September 30, 1996 and pro forma statements of income of the Company for the nine months ended September 30, 1996 and year ended December 31, 1995, and related notes.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERISTAR CASINOS, INC.
                          (Registrant)

April 14, 1997                By:       /s/ CRAIG H. NEILSEN
                                   Craig H. Neilsen
                                   President, Chairman of the
                                   Board and CEO

     Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature              Name and Title           Date

                         Craig H. Neilsen,
                         President, Chairman of
/s/ CRAIG H. NEILSEN     the Board and CEO           April 14,
                         (principal executive          1997
                         officer)

                         Thomas M. Steinbauer,
                         Senior Vice President of
                         Finance and
                         Administration
/s/ THOMAS M.            (principal financial        April 14,
STEINBAUER               officer and principal         1997
                         accounting officer) and
                         Director



/s/ JOHN R. SPINA        John R. Spina, Director     April 14,
                                                       1997



/s/ PAUL I. CORDDRY      Paul I. Corddry,            April 14,
                         Director                      1997



/s/ LARRY A. HODGES      Larry A. Hodges,            April 14,
                         Director                      1997
           On  this 14th of April 1997, Craig H. Neilsen directed
Christine L. Hinton, in his presence as well as our own, to sign the foregoing document as "Craig H. Neilsen." Upon viewing the signatures as signed by Christine L. Hinton and in our presence, Craig H. Neilsen declared to us that he adopted them as his own signatures.

                              /s/Diane Foster
                              Witness


                              /s/ Cheryl Atchison
                              Witness

STATE OF NEVADA          )
                         ):ss.
COUNTY OF CLARK          )

     I, Janice S. Lupton, Notary Public in and for said county and state, do hereby certify that Craig H. Neilsen personally appeared before me and is known or identified to me to be the president and chief executive officer of Ameristar Casinos, Inc. the corporation that executed the within instrument or the person who executed the instrument on behalf of said corporation. Craig
H. Neilsen, who being unable due to physical incapacity to sign his name or offer his mark, did direct Christine L. Hinton, in his presence, as well as my own, to sign his name to the foregoing document. Craig H. Neilsen, after viewing his name as signed by Christine L. Hinton, thereupon adopted the signatures as his own by acknowledging to me his intention to so adopt as if he had personally executed the same both in his individual capacity and in behalf of said corporation, and further acknowledged to me that such corporation executed the same.

     IN WITNESS WHEREOF, I have hereunto set my hand and official seal this 14th day of April 1997.

                              /s/Janice S. Lupton
                              Notary Public

My Commission Expires:   October 23, 2000

Residing at:   Las Vegas, Nevada

               AMERISTAR CASINOS, INC.

               CONSOLIDATED FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 1995 AND 1996
               TOGETHER WITH AUDITORS' REPORT

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Ameristar Casinos, Inc.:


We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameristar Casinos, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 14, 1997
(except with respect to the matter discussed in Note 11, as to which the date is March 26, 1997)

                      AMERISTAR CASINOS, INC.
                    CONSOLIDATED BALANCE SHEETS

                              ASSETS
                      (Amounts in Thousands)


                                                       December 31,
                                                     1995       1996
                                                   --------   --------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 14,787   $ 10,724
  Restricted cash                                       256        418
  Restricted security deposit                        11,511       -
  Accounts receivable, net                            1,003      1,408
  Income tax refund receivable                          311       -
  Inventories                                         2,273      2,385
  Prepaid expenses                                    2,467      3,081
  Deferred income taxes                               1,199      2,138
                                                   --------   --------
    Total current assets                             33,807     20,154
                                                   --------   --------
PROPERTY AND EQUIPMENT, at cost:
  Buildings and improvements                         98,217    169,004
  Building under capitalized lease                      800        800
  Furniture, fixtures and
   equipment                                         34,741     53,857
  Furniture, fixtures and equipment
   under capitalized leases                           1,029      1,029
                                                   --------   --------
                                                    134,787    224,690
    Less: Accumulated depreciation and
      amortization                                   42,716     56,253
                                                   --------   --------
                                                     92,071    168,437
  Land                                               14,989     25,009
  Land under capitalized leases                       4,865      4,865
  Construction in progress                           51,292     27,159
                                                   --------   --------
                                                    163,217    225,470
                                                   --------   --------

PREOPENING COSTS                                      3,141      2,594
                                                   --------   --------

EXCESS OF PURCHASE PRICE OVER FAIR
 MARKET VALUE OF NET ASSETS ACQUIRED                   -        19,043
                                                   --------   --------

DEPOSITS AND OTHER ASSETS                             2,055      2,791
                                                   --------   --------
                                                   $202,220   $270,052
                                                   ========   ========

 The accompanying notes are an integral part of these consolidated balance sheets.

                      AMERISTAR CASINOS, INC.
                    CONSOLIDATED BALANCE SHEETS
                            (Continued)

               LIABILITIES AND STOCKHOLDERS' EQUITY
             (Amounts in Thousands, Except Share Data)


                                                       December 31,
                                                     1995       1996
                                                   --------   --------
CURRENT LIABILITIES:
  Accounts payable                                 $  3,767   $  7,303
  Construction contracts payable                      7,838      5,336
  Accrued liabilities                                10,394     13,564
  Current obligations under
   capitalized leases                                   506        506
  Current maturities of notes payable
   and long-term debt                                 6,895     19,740
  Federal income tax payable                           -            49
                                                   --------   --------
    Total current liabilities                        29,400     46,498
                                                   --------   --------
OBLIGATIONS UNDER CAPITALIZED
 LEASES, net of current maturities                    7,441      8,333
                                                   --------   --------
NOTES PAYABLE AND LONG-TERM DEBT,
 net of current maturities                           94,428    135,560
                                                   --------   --------
DEFERRED INCOME TAXES                                 5,904      8,446
                                                   --------   --------
MINORITY INTEREST                                      -           271
                                                   --------   --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value:
   Authorized - 30,000,000 shares;
   Issued - None                                       -          -
  Common stock, $.01 par value:
   Authorized - 30,000,000 shares;
   Issued and outstanding -
   20,360,000 shares at
   December 31, 1995 and 1996                           204        204
  Additional paid-in capital                         43,043     43,043
  Retained earnings                                  21,800     27,697
                                                   --------   --------
                                                     65,047     70,944
                                                   --------   --------
                                                   $202,220   $270,052
                                                   ========   ========

 The accompanying notes are an integral part of these consolidated balance sheets.

                      AMERISTAR CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
           (Amounts in Thousands, Except Per Share Data)


                                            Years ended December 31,
                                            1994      1995      1996
                                          --------  --------  --------
REVENUES:
  Casino                                  $ 90,882  $ 99,364  $161,338
  Food and beverage                         17,494    19,303    24,250
  Rooms                                      7,580     7,861     7,641
  General Store                              2,557     2,595     2,389
  Other                                      5,265     5,161     5,371
                                          --------  --------  --------
                                           123,778   134,284   200,989
  Less: Promotional
   allowances                                9,425    10,417    12,524
                                          --------  --------  --------
    Net revenues                           114,353   123,867   188,465
                                          --------  --------  --------

OPERATING EXPENSES:
  Casino                                    40,347    44,503    75,685
  Food and beverage                         12,469    11,747    16,773
  Rooms                                      2,249     2,404     2,368
  General Store                              2,213     2,292     2,108
  Other                                      6,199     5,919     4,946
  Selling, general and
   administrative                           20,549    20,237    36,872
  Related party expenses                        50       200       134
  Business development                       1,446     1,704     1,622
  Utilities and maintenance                  6,417     7,056     9,130
  Depreciation and amortization              7,062     9,721    14,135
  Preopening costs                           5,408      -        7,379
                                          --------  --------  --------
    Total operating expenses               104,409   105,783   171,152
                                          --------  --------  --------
    Income from operations                   9,944    18,084    17,313

OTHER INCOME (EXPENSE):
  Interest income                               86       205       354
  Interest expense                          (3,379)   (3,958)   (8,303)
  Other                                         (5)     -          (77)
                                          --------  --------  --------
INCOME BEFORE INCOME TAX
 PROVISION                                   6,646    14,331     9,287
  Income tax provision                       2,426     5,236     3,390
                                          --------  --------  --------

                      AMERISTAR CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                            (Continued)
           (Amounts in Thousands, Except Per Share Data)


                                            Years ended December 31,
                                            1994      1995      1996
                                          --------  --------  --------

INCOME BEFORE EXTRAORDINARY
 LOSS                                     $  4,220  $  9,095  $  5,897

EXTRAORDINARY LOSS ON
 EARLY RETIREMENT OF
 DEBT, net of income tax
 benefit of $354                              -         (657)     -
                                          --------  --------  --------

NET INCOME                                $  4,220  $  8,438  $  5,897
                                          ========  ========  ========

EARNINGS PER SHARE:
  Income before
   extraordinary loss                     $   0.21   $  0.45  $   0.29
  Extraordinary loss                          -        (0.03)     -
                                          --------  --------  --------
  Net income                              $   0.21   $  0.42  $   0.29
                                          ========  ========  ========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                20,360    20,360    20,360
                                          ========  ========  ========

 The accompanying notes are an integral part of these consolidated financial statements.

                      AMERISTAR CASINOS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          (Amounts in Thousands, Except Number of Shares)


                            Capital Stock
                         ------------------ Additional
                           No. of            Paid-In   Retained
                           Shares   Balance  Capital   Earnings  Total
                         ---------- ------- ---------- -------- -------
Balance,
 December 31, 1993       20,360,000 $  204    $43,043   $ 9,142 $52,389

  Net income                  -        -         -        4,220   4,220
                         ---------- ------- ---------- -------- -------
Balance,
 December 31, 1994       20,360,000     204    43,043    13,362  56,609

  Net income                  -        -         -        8,438   8,438
                         ---------- ------- ---------- -------- -------
Balance,
 December 31, 1995       20,360,000     204    43,043    21,800  65,047

  Net income                  -        -         -        5,897   5,897
                         ---------- ------- ---------- -------- -------
Balance,
 December 31, 1996       20,360,000 $   204   $43,043   $27,697 $70,944
                         ========== ======= ========== ======== =======

 The accompanying notes are an integral part of these consolidated financial statements.

                      AMERISTAR CASINOS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in Thousands)


                                            Years ended December 31,
                                            1994      1995      1996
                                          --------  --------  --------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net income                              $  4,220  $  8,438  $  5,897
                                          --------  --------  --------
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and
      amortization                           7,062     9,721    14,135
    Change in deferred income
      taxes                                 (1,513)    3,209      (181)
    Net (gain) loss on
      disposition of assets                      5      -          (56)
    Amortization of debt
      issuance costs                           149       205       229
    Amortization of preopening
      costs                                  5,408      -        7,379
    Extraordinary loss on early
      retirement of debt                      -        1,011      -
    Changes in current assets
      and liabilities:
       Restricted cash                        (130)      (16)     (162)
       Receivables, net                     (1,185)      260       (94)
       Inventories                            (559)     (735)     (112)
       Prepaid expenses                       (729)   (1,165)     (468)
       Accounts payable                      1,136        10     3,524
       Accrued liabilities                   4,559     2,110     3,037
       Income taxes payable                   -         -           49
                                          --------  --------  --------
  Total adjustments                         14,203    14,610    27,280
                                          --------  --------  --------
Net cash provided by operating
 activities                                 18,423    23,048    33,177
                                          --------  --------  --------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Capital expenditures                     (26,521)  (63,559)  (43,087)
  Increase (decrease) in
   construction contracts
   payable                                  (3,986)    3,318    (4,791)
  Proceeds from sale of assets                   3      -           56
  Increase in deposits and other
   assets                                   (3,529)   (2,781)   (5,924)
                                          --------  --------  --------
Net cash used in investing
 activities                                (34,033)  (63,022)  (53,746)
                                          --------  --------  --------

                      AMERISTAR CASINOS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (continued)
                      (Amounts in Thousands)


                                            Years ended December 31,
                                            1994      1995      1996
                                          --------  --------  --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Proceeds from issuance of long-
   term debt                              $ 32,393  $ 75,839  $ 44,628
  Debt issuance costs                         (413)   (1,403)      -
  Restricted security deposit                 -      (11,511)   11,511
  Principal payments of long-
   term debt and capitalized
   leases                                  (10,591)  (17,333)  (39,633)
                                          --------  --------  --------
Net cash provided by financing
 activities                                 21,389    45,592    16,506
                                          --------  --------  --------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                        5,779     5,618    (4,063)

CASH AND CASH EQUIVALENTS --
 BEGINNING OF YEAR                           3,390     9,169    14,787
                                          --------  --------  --------

CASH AND CASH EQUIVALENTS -- END
 OF YEAR                                  $  9,169  $ 14,787  $ 10,724
                                          ========  ========  ========

 The accompanying notes are an integral part of these consolidated financial statements.

                      AMERISTAR CASINOS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of significant accounting policies

  Principles of consolidation and basis of presentation

     The consolidated financial statements of Ameristar Casinos, Inc. ("ACI" or the "Company"), a Nevada corporation, include the accounts of the Company and its wholly owned subsidiaries, Cactus Petes, Inc. ("CPI"), Ameristar Casino Vicksburg, Inc. ("ACVI"), Ameristar Casino Council Bluffs, Inc. ("ACCBI"), Ameristar Casino Las Vegas, Inc. ("ACLVI"), and Ameristar Casino Lawrenceburg, Inc. ("ACLI"), as well as a majority interest in Nevada AG Air, Ltd. ("NVAGAIR").

     CPI owns and operates two casino-hotels in Jackpot, Nevada -- Cactus Petes Resort Casino and The Horseshu Hotel and Casino. ACVI owns and operates Ameristar Vicksburg, a riverboat-themed dockside casino, and related land-based facilities in Vicksburg, Mississippi. ACCBI owns and operates Ameristar Council Bluffs, a riverboat casino and associated hotel and other land-based facilities in Council Bluffs, Iowa. ACLVI owns and is developing The Reserve Casino and Hotel ("The Reserve") in the Henderson-Green Valley suburban area of Las Vegas, Nevada. ACLI was established to pursue gaming opportunities in Indiana. However, in 1996, the Company made a decision to discontinue such activity and has dissolved this entity.

     The gaming licenses granted to ACVI and ACCBI must be periodically renewed by the respective state gaming authorities to continue gaming operations.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Material intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements.

  Cash and cash equivalents

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market, due to the short-term maturities of these instruments.

  Accounts receivable

     Gaming receivables are included as part of the Company's accounts receivable balance. An allowance of $140,000 and $256,000 at December 31, 1995 and 1996, respectively, has been applied to reduce receivables to amounts anticipated to be collected.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted average basis. The value of inventories associated with the General Store and Gift Shop operations is determined by the retail method.

  Depreciation and capitalization

     Property and equipment is recorded at cost, including interest charged on funds borrowed to finance construction. Interest of $227,000, $1,850,000 and $2,313,000 was capitalized for the years ended December 31, 1994, 1995 and 1996, respectively. Depreciation is provided on both the straight-line and accelerated methods in amounts sufficient to relate the cost of depreciable assets to operations. Amortization of building and furniture, fixtures and equipment under capitalized leases is provided over the shorter of the estimated useful life of the asset or the term of the associated lease (including lease renewal or purchase options the Company expects to exercise). Depreciation and amortization is provided over the following estimated useful lives:

          Buildings and improvements         5 to 40 years
          Building under capitalized lease   39 years
          Furniture, fixtures and equipment  3 to 15 years
          Furniture, fixtures and equipment
           under capitalized leases          3 to 5 years

     Betterments, renewals and repairs that extend the life of an asset are capitalized. Ordinary maintenance and repairs are charged to expense as incurred.

  Dividends

     The Company intends to retain future earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

  Gaming revenues and promotional allowances

     In accordance with industry practice, the Company recognizes as gaming revenues the net win from gaming activities, which is the difference between gaming wins and losses. Gross revenues include the retail value of complimentary food, beverage and lodging services furnished to customers. The retail value of these promotional allowances is deducted to compute net revenues. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following:

                                            Years ended December 31,
                                            1994      1995      1996
                                          --------  --------  --------
                                             (Amounts in Thousands)

     Food and beverage                     $6,078    $7,999   $ 9,560
     Room                                     544       438       732
     Other                                    921       -         469
                                          --------  --------  --------
                                           $7,543    $8,437   $10,761
                                          ========  ========  ========

  Advertising

     The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $2,682,000, $3,685,000 and $6,144,000 for the years ended December 31, 1994,
1995 and 1996, respectively.

  Business development expenses

     Business development expenses are general costs incurred in connection with identifying, evaluating and pursuing opportunities to expand into existing or emerging gaming jurisdictions. Such costs include, among others, legal fees, land option payments and fees for applications filed with regulatory agencies and are expensed as incurred.

  Preopening costs

     Preopening costs primarily represent direct personnel and other operating costs incurred prior to the opening of new facilities. These costs are capitalized as incurred. Upon commencement of operations, the Company expenses all such preopening costs.

  Federal income taxes

     Income taxes are recorded in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  Reclassifications

     Certain reclassifications, having no effect on net income, have been made to the prior periods' consolidated financial statements to conform with the current year presentation.

Note 2 - Accrued liabilities

     Accrued liabilities consist of the following:

                                              December 31,
                                            1995       1996
                                          -------    -------
                                        (Amounts in Thousands)
          Compensation and related
           benefits                       $ 3,717    $ 5,496
          Taxes other than income
           taxes                            2,292      2,623
          Progressive slot machine
           jackpots                           897        916
          Interest                            835        939
          Deposits and other
           accruals                         2,653      3,590
                                          -------    -------
                                          $10,394    $13,564
                                          =======    =======

Note 3 - Federal income taxes

     The components of the income tax provision are as follows:

                                            Years ended December 31,
                                            1994      1995      1996
                                          --------  --------  --------
                                             (Amounts in Thousands)
     Current                              $ 3,939   $ 2,027   $ 3,571
     Deferred                              (1,513)    3,209      (181)
                                          --------  --------  --------
       Provision on income before
          extraordinary item                2,426     5,236     3,390
     Tax benefit of extraordinary item        -        (354)      -
                                          --------  --------  --------
                                          $ 2,426   $ 4,882   $ 3,390
                                          ========  ========  ========

     The reconciliation of income tax at the federal statutory rates to income tax expense is as follows:

                                            Years ended December 31,
                                            1994      1995      1996
                                          --------  --------  --------
          Federal statutory rate             35%       35%       35%
          Nondeductible expenses              2%        2%        2%
                                          --------  --------  --------
                                             37%       37%       37%
                                          ========  ========  ========

     Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability consisted of the following:

                                              December 31,
                                            1995       1996
                                          --------   --------
                                        (Amounts in Thousands)
     Deferred tax assets:
       Preopening expenses                $  1,248   $  2,940
       Accrued book expenses not
        currently deductible                   976      1,269
       Alternative minimum tax credit (1)      949        949
       Project development costs               474        914
       Asset reserves                           76         90
       Other                                    86         69
                                          --------   --------
          Total deferred tax assets          3,809      6,231
                                          --------   --------
     Deferred tax liabilities:
       Tax depreciation in
        excess of book depreciation         (7,087)    (9,107)
       Book capitalized interest
        in excess of tax                      (340)      (325)
       Tax book difference in
        acquired land (2)                      -       (1,784)
       Other                                (1,087)    (1,323)
                                          --------   --------
          Total deferred tax liabilities    (8,514)   (12,539)
                                          --------   --------
     Net deferred tax liability           $ (4,705)  $ (6,308)
                                          ========   ========

     _____________
     (1) The excess of the alternative minimum tax over regular federal income tax is a tax credit which can be carried forward indefinitely to reduce future federal income tax liabilities.

     (2) In connection with the acquisition of Gem
         Gaming, Inc. as described in Note 10, the Company recognized a step-up in the basis of land of $5.0 million which resulted in a deferred tax liability of approximately $1.8 million computed at the statutory rate of 35 percent.


Note 4 - Supplemental cash flow disclosures

     The Company made cash payments for interest, net of amounts capitalized, of $3,175,000, $3,386,000 and $7,930,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     The Company made cash payments for federal income taxes of $4,875,000, $1,220,000 and $2,900,000 for the years ended
December 31, 1994, 1995 and 1996, respectively.

     The Company acquired assets through capitalized leases of $696,000 and $1,083,000 during the years ended December 31, 1994 and 1995, respectively.

     The Company acquired assets through the issuance of notes payable of $6,112,000, $141,000 and $3,173,000 during the years ended December 31, 1994, 1995 and 1996, respectively.

     The Company retired the balance of $44,810,000 under the 1993 Revolving Credit Facility by entering into a new Revolving Credit
Facility (see Note 5) during the year ended December 31, 1995.

     The Company assumed a note payable of $311,000 and recognized a minority interest of $271,000 in connection with the purchase of certain aviation-related assets.

     The following reflects the noncash components of the Company's acquisition of Gem Gaming, Inc. (amounts in thousands):

          Purchase price -- Notes payable
            to former stockholders of
            Gem Gaming, Inc. (net of
            discount)                              $33,650
                                                   -------
          Fair value of net assets
            acquired:
             Prepaid expenses                          146
             Property and equipment                 29,546
             Preopening costs                        1,873
             Accounts payable                          (12)
             Construction contracts
               payable                              (2,289)
             Accrued liabilities                      (133)
             Long-term debt                        (11,400)
             Capitalized lease                      (1,340)
             Deferred tax liability                 (1,784)
                                                   -------
                                                    14,607
                                                   -------
          Excess of purchase price over
            fair market value of net
            assets acquired                        $19,043
                                                   =======

Note 5 - Notes payable and long-term debt

     Notes payable and long-term debt consist of the following:

                                              December 31,
                                            1995       1996
                                          --------   --------
                                        (Amounts in Thousands)
  Revolving Credit Facility (see
   below).                                 $80,000   $93,500

  Note payable, with interest at 9.12
   percent, collateralized by a
   preferred ship mortgage, guaranteed
   by ACI, due in monthly payments of
   principal plus interest through
   December 1999.                           11,511     7,674

  Note payable to bank, with variable
   interest at a rate equivalent to
   that required by the revolving
   credit facility, collateralized by
   certain equipment of ACCBI,
   guaranteed by ACI, due in monthly
   payments of $148,696 plus interest
   through December 1999.                    7,137     5,204

  Contracts payable for the purchase
   of gaming equipment, with variable
   interest at prime plus two percent
   (10.5 percent at December 31,
   1995), collateralized by gaming
   equipment, due in monthly payments
   of principal plus interest of
   approximately $270,000 through
   January 1996.                               268      -

  Mortgages payable to Farmers Home
   Administration with variable
   interest (effective rates of
   approximately 4.5 and 3.8 percent
   for the years ended December 31,
   1995 and 1996, respectively),
   collateralized by a first deed of
   trust on certain apartment units
   and land, due in variable monthly
   payments of not less than $4,725,
   including interest, through
   November 2016 and October 2033.           1,421     1,378

  Note payable to insurance finance
   corporation, with interest at 6.9
   percent, due in monthly principal
   and interest payments totaling
   $134,207 through August 1996 and at
   6.9 percent, due in monthly
   principal and interest payments
   totaling $148,817 through June
   1997.                                       918       846

  Note payable to lender, with
   interest at 15 percent, unsecured,
   interest payable monthly, principal
   due in April 1997.                         -       10,000

  Notes payable to former stockholders
   of Gem Gaming, Inc., noninterest-
   bearing through May 31, 1997,
   thereafter at 8 percent, interest
   payable monthly, due May 31, 2000
   (net of unamortized discount of
   $1,120,000 for imputed interest
   during the noninterest-bearing term
   of the notes) (see Note 10).               -       34,255

  Note payable to financing company,
   with interest at 10.75 percent,
   collateralized by certain
   equipment, due in monthly principal
   and interest payments of $53,177
   through January 1999.                      -        1,148

  Note payable to equipment financing
   company, with interest at 8.03
   percent, collateralized by
   aircraft, due in monthly principal
   and interest payments of $10,326
   through July 1998, with remaining
   unpaid principal and interest due
   in August 1998.                            -          643

  Note payable to bank, with interest
   at 9.0 percent, collateralized by
   certain aviation-related assets,
   due in monthly principal and
   interest payments of $3,875 through
   January 1999, with remaining unpaid
   principal and interest due in
   February 1999.                             -          311

  Other                                         68       341
                                          --------  --------
                                           101,323   155,300

  Less: Current maturities                   6,895    19,740
                                          --------  --------
                                          $ 94,428  $135,560
                                          ========  ========

     On October 5, 1993, CPI entered into a $50.0 million Reducing Revolving Credit Facility (the "1993 Revolving Credit Facility") with a syndicate of banks, with interest at Wells Fargo Bank's (formerly First Interstate Bank) ("WFB") prime rate plus the "applicable margin" (as defined), adjusted quarterly. The applicable margin could range from 0.25 percentage points to 3.5 percentage points, based on the Company's funded debt to cash flow ratio (as defined). The 1993 Revolving Credit Facility required monthly interest payments and semi-annual principal payments.

     On July 5, 1995, the Company, as borrower, and its principal operating subsidiaries, as guarantors, entered into a new Revolving Credit Facility (the "Revolving Credit Facility") with WFB and a syndicate of banks. The maximum borrowings initially available was $70.0 million, which increased to $94.5 million upon the Company meeting certain loan conditions. The maximum principal available was increased to $99.0 million in connection with the Company's acquisition of The Reserve. In connection with the acquisition of The Reserve, the lenders under the Revolving Credit Facility gave their consent for ACI to make capital contributions to ACLVI of up to $0.5 million and to make loans to ACLVI of up to $16.0 million (which intercompany loans may be funded out of borrowings under the Revolving Credit Facility). As a result of the retirement of the 1993 Revolving Credit Facility, the Company incurred an extraordinary pre-tax loss (related primarily to the write-off of unamortized loan costs) of $1,011,000.

     As of December 31, 1996, the Company had drawn $93.5 million on the Revolving Credit Facility. These borrowings were used to repay the 1993 Revolving Credit Facility of $44.8 million, to fund the development of Ameristar Council Bluffs, and to pay certain costs related to the acquisition of The Reserve, including the repayment of indebtedness secured by The Reserve. Following the completion of Ameristar Council Bluffs, the Revolving Credit Facility permits additional draws under the Revolving Credit Facility to be used only for general working capital purposes or the funding of permitted intercompany loans to ACLVI.

     The Company may not borrow under the Revolving Credit Facility in excess of 3.5 times its rolling four quarter EBITDA (earnings before interest, taxes, depreciation and amortization). As of December 31, 1996, 3.5 times the Company's rolling four quarter EBITDA exceeded the maximum funds available from the Revolving Credit Facility. The maximum amount available under the Revolving Credit Facility reduces semi-annually commencing January 1, 1997 on a sliding scale

(ranging from $4.5 million to $7.1 million in reductions) with a final reduction of $42.0 million at maturity on December 31, 2001.

     Under the terms of the Revolving Credit Facility, concurrent with each loan draw, the Company may select the interest rate based on either the London Interbank Offering Rate ("LIBOR") or WFB's prime interest rate. The maximum number of outstanding draws at any time using a LIBOR rate is five, with a minimum draw amount of $5.0 million per draw. A LIBOR draw can be for a one-, two-, three- or six-month term with interest accruing monthly and due at the end of the term, but in no event less frequently than quarterly. The interest rate is fixed throughout the term of a LIBOR-based draw and ranges from LIBOR plus 1.5 percentage points to LIBOR plus 3.5 percentage points. On a prime interest rate draw, the interest rate is variable and ranges from a minimum of prime to a maximum of prime plus 2.0 percentage points with interest payable monthly in arrears. As of December 31, 1996, the Company has taken LIBOR and prime draws totaling $93.5 million with an average interest rate of approximately 8.6 percent per annum. The applicable margins for both LIBOR draws and prime interest rate draws adjust semi-annually based on the ratio of the Company's consolidated total debt to consolidated cash flow, as measured by an EBITDA formula.

     The Revolving Credit Facility is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The Revolving Credit Facility prohibits any secondary liens on these properties without the prior written approval of the lenders. Certain changes in control of the Company may constitute a default under the Revolving Credit Facility. The Revolving Credit Facility also requires the Company to expend two percent of consolidated revenues on capital maintenance annually. The Revolving Credit Facility binds the Company to a number of other affirmative and negative covenants. These include promises to maintain certain financial ratios within defined parameters, not to engage in new businesses without lender approval and to make certain reports to the lenders. As of December 31, 1996, the Company was in compliance with these covenants.

     On December 28, 1995, ACCBI entered into a preferred ship mortgage with General Electric Credit Corp. ("GECC"). Borrowing totaled $11,511,000 and occurred on December 29, 1995. GECC required the Company to maintain a cash security deposit (the "Security Deposit") in the full amount of the borrowing until certain conditions precedent were fulfilled, including having the casino at Ameristar Council Bluffs fully operational and open to the general public for gaming operations and satisfying all licensing requirements within 30 days of the borrowing date. The Security Deposit was released by GECC on January 19, 1996.

     This borrowing is secured by Ameristar II, the riverboat casino in Council Bluffs. The loan's principal will be repaid over four years. Principal payments of approximately $320,000 per month for the first 12 months and approximately $213,000 per month for the remaining 36 months are required. The Company may prepay the entire borrowing at a premium ranging from one percent to two percent during the first 18 months of the loan. Thereafter until maturity, the Company may prepay the loan without premium. ACI has entered into an unconditional guaranty of prompt payment and performance with respect to this borrowing.

     Proceeds from an equipment loan entered into with WFB on December 12, 1995 for $7,137,000 were used to finance slot machines, surveillance equipment and property signage at ACCBI. The loan is being amortized over four years with monthly principal payments of approximately $149,000. The interest rate is equivalent to that charged on the Revolving Credit Facility.

     The mortgages payable to Farmers Home Administration provide long-term financing for low income housing facilities constructed by the Company. Monthly principal and interest payments are determined by a formula based upon demographics of the tenants. Interest rates on the mortgages may vary from 1.0 percent to 11.88 percent. Provisions of the loan agreements require that rents received be used to fund operating and maintenance expenses, debt service and reserve accounts.

     In connection with the merger of Gem Gaming, Inc. into ACLVI, the Company acquired a one-half interest in an aircraft owned by Gem Air, Inc., an affiliate of Gem Gaming, Inc. In addition, the Company and Gem Air, Inc. formed NVAGAIR to hold certain other aviation-related assets. Certain aviation-related notes payable were assumed by NVAGAIR or the Company as a result of these transactions.

     The book value of the Company's long-term debt approximates fair value due to the predominantly variable-rate nature of the obligations. Also, fixed rate obligations are at rates that approximate the Company's incremental borrowing rate for debt with similar terms and remaining maturities.

     Maturities of the Company's borrowings for the next five years as of December 31, 1996 are as follows (amounts in thousands):

                    1997                 $ 19,740
                    1998                   15,892
                    1999                   15,865
                    2000                   46,799
                    2001                   13,845
                    Thereafter             43,159
                                         --------
                                         $155,300
                                         ========

Note 6 - Leases

     The Company has entered into capitalized lease agreements for a restaurant, including associated furniture, fixtures and equipment, and land on which Ameristar Vicksburg is situated. Such leases contained initial terms for rental payments covering the period of project development and were converted to the primary lease terms (as defined below) upon the opening of the project.

     Ameristar Vicksburg opened on February 27, 1994, at which time the primary terms of the leases became effective. The primary terms of the leases, expiring from 5 to 30 years from the opening date, require total payments of approximately $655,000 per year. Each lease contains a purchase option exercisable at various times during the term of the lease generally in varying amounts based on the time of exercise. The purchase options lapse in conjunction with the expiration dates of the primary terms of the corresponding leases. Assuming the Company defers the exercise of its purchase option under each lease to the expiration of the purchase option,

     As of December 31, 1996, the Company had drawn $93.5 million 2004 and approximately $480,000 in 2024 to purchase all of the parcels. If the Company were to accelerate its exercise of the purchase options to the earliest possible dates, the Company would pay approximately $4,700,000 currently and $1,250,000 in 1999.

     The Company generally may terminate each lease upon the payment of termination penalties, the maximum aggregate amount of which is $328,000. In addition, if the leases were terminated, the Company may be required to restore certain parcels to their condition prior to the lease commencement date, including the removal of the cofferdam and other improvements lying below the water. However, the Company has no plans to abandon the site.

     ACVI has entered into a seven-year capitalized lease for restaurant equipment, due in monthly payments totaling approximately $118,000 per year, through April 2001. ACVI also entered into a five-year capitalized lease for a computer system. Quarterly payments are required totaling approximately $42,000 per year through October 1998.

     ACI has entered into two three-year capitalized lease agreements for computer equipment on behalf of ACCBI. Monthly payments are required totaling approximately $197,000 per year through November 1998. ACCBI has entered into a five-year capitalized lease agreement for telephone systems and related equipment. Monthly payments totaling approximately $76,000 per year will be required. Payments begin upon satisfactory installation of all equipment, which is expected in April 1997.

     ACLVI has entered into a ten-year capitalized lease agreement for signage at The Reserve, with monthly payments totaling approximately $260,000 per year through November 2007.

     Future minimum lease payments required under capitalized leases for the five years subsequent to December 31, 1996 are as follows (amounts in thousands):

               1997                               $ 1,309
               1998                                 1,267
               1999                                 2,250
               2000                                   928
               2001                                   859
               Thereafter                          12,729
                                                  -------
                                                   19,342
               Less: Amount representing interest  10,503
                                                  -------
               Present value of net minimum
                lease payments                    $ 8,839
                                                  =======

     ACCBI, as lessor, has leased a portion of the Ameristar Council Bluffs site to an independent hospitality company which has agreed to construct and operate a 140-room hotel on the property. The lease is for a period of 50 years beginning March 1, 1996. The lease requires the hospitality company to pay ACCBI base rent of $5,000 per month and percentage rent equal to 5 percent of the hotel's gross sales in excess of $2.0 million per year. The agreement requires the hospitality company's hotel to be completed on or before March 31, 1997.

     ACI has leased office space located in Las Vegas, Nevada to serve as its corporate offices. The office space is leased under two one-year operating lease agreements. The agreements require aggregate monthly payments of approximately $32,000, plus the Company's share of certain common area maintenance expenses. Payments under the leases are subject to annual escalation clauses corresponding to increases in the cost of living. The first lease agreement, covering approximately 90 percent of the office space leased by the Company, contains two three-year renewal options. The initial term of the first lease is through November 1997. The second lease agreement, covering approximately 10 percent of the office space leased by the Company, contains two two-year renewal options. The initial term of the second lease is through January 1998. Rental expense of approximately $32,000 was recorded under these leases in the year ended December 31, 1996.


Note 7 - Benefit plans

  Profit-sharing plan

     The Company had a qualified non-contributory profit-sharing plan covering all employees with one or more years of service. Effective September 30, 1995, the Company's profit-sharing plan was discontinued. Company contributions were discretionary and were set by the Board of Directors. The plan had a September 30 fiscal year end. The Company's annual contributions to the plan were $240,000 and $350,000 for the plan years ended September 30, 1994 and 1995, respectively.

  401(k) plan

     The Company instituted a defined contribution 401(k) plan in March 1996 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50 percent of the first four percent of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contribution was $373,000 for the fiscal year ended December 31, 1996.

  Insurance plan

     The Company has a qualified employee insurance benefit trust covering all employees on a regular basis who work an average of 32 hours or more per week. The amount of the Company's contribution is determined by the Trust Committee. The plan also requires contributions from eligible employees and their dependents. The Company's contribution expense for the plan was approximately $1,292,000, $2,113,000 and $2,258,000 for the years ended
December 31, 1994, 1995 and 1996, respectively.

  Stock Option Plans

     The Company has adopted a Management Stock Option Incentive Plan ("Option Plan") which provides for the grant of options to purchase Common Stock intended to qualify as incentive stock options or non-qualified options. All officers, directors (other than non-employee directors), employees, consultants, advisors, independent contractors and agents are eligible to receive options under the Option Plan, except that only employees may receive incentive stock options. The maximum number of shares available for issuance under the Option Plan is 1,000,000. No person eligible to receive options under the Option Plan may receive options for the purchase of more than an aggregate of 200,000 shares. The Option Plan is administered by the Board of

Directors or, in its discretion, by a Committee of the Board of Directors. In September 1996, the Board of Directors amended the Option Plan, subject to stockholder approval, to increase the number of shares issuable under the Option Plan to 1,600,000 and to expand the eligibility provisions to include non-employee directors of ACI.

     The exercise price of incentive stock options granted under the Option Plan must be at least equal to the fair market value of the shares on the date of grant (110 percent of fair market value in the case of participants who own shares possessing more than 10 percent of the combined voting power of the Company) and may not have a term in excess of 10 years from the date of grant (five years in the case of participants who are more than 10 percent stockholders). With certain limited exceptions, options granted under the Option Plan are not transferable other than by will or the laws of descent and distribution.

     In December 1995, certain stock options were amended to reduce the per share exercise prices to $6.13 (the market price on the date of amendment) from initial exercise prices ranging from $11.00 to $14.00.

     The Company has also adopted a Non-Employee Director Stock Option Plan ("Director Plan") which provides for the grant of non-qualified options to purchase Common Stock to the non-employee members of the Company's Board of Directors. The maximum number of shares of Common Stock available for issuance under the Director Plan is 100,000 shares. The Director Plan is administered by the Board of Directors.

     Under the Director Plan, each non-employee director is automatically granted an initial option to purchase 1,000 shares of Common Stock and will automatically be granted an option to purchase an additional 1,000 shares of Common Stock on each anniversary of such date if he remains a non-employee director on that anniversary date. Options granted under the Director Plan have an exercise price equal to the fair market value of the shares on the date of grant and have a term of 10 years from the date of grant. Options granted under the Director Plan become exercisable one year from the date of grant and are not transferable other than by will or the laws of descent and distribution. Upon stockholder approval of the September 1996 amendments to the Option Plan, the Director Plan will be terminated.

     The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                              December 31,
                                            1995       1996
                                          --------   --------
                                        (Amounts in Thousands,
                                        Except Per Share Data)
  Net income:         As reported          $8,438     $5,897
                      Pro forma             8,371      5,708
  Earnings per share: As reported           $0.42      $0.29
                      Pro forma              0.41       0.28

     The fair value of each option granted (or repriced during the period for which SFAS 123 is effective) is estimated on the date of grant (or repricing) using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants (or repricings) in 1995 and 1996, respectively: risk-free interest rates of 5.7 and 6.4 percent; expected volatility of 60 and 63 percent. The expected lives of the options are 5 years for both 1995 and 1996. No dividends are expected to be paid.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Summarized information for the stock option plans is as follows:

                               1994            1995            1996
                          --------------  --------------  --------------
                                   Wtd.            Wtd.             Wtd.
                                   avg.            avg.             avg.
                                    ex.             ex.              ex.
                          Shares  price   Shares  price   Shares   price
                          ------- ------  ------- ------  ------- ------
  Options outstanding,
   beginning of year      226,500 $11.00  281,000 $11.74  548,000  $6.15
     Granted               72,000  13.88  390,000   6.12   70,000   7.31
     Exercised               -               -               -
     Canceled             (17,500) 11.00 (123,000) 10.84  (52,000)  6.67
                          -------         -------         -------
  Options outstanding,
   end of year            281,000  11.74  548,000   6.15  566,000   6.25
                          =======         =======         =======
  Options available for
   grant                  819,000         552,000         534,000
  Options exercisable,
   end of year             41,800  11.00   52,400   6.50  154,800   6.24
  Weighted average fair
   value of options
   granted                                  $3.49           $4.34

     At December 31, 1996, 541,500 of the 566,000 options outstanding have exercise prices between $5.50 and $6.50, with a weighted average exercise price of $6.09 and a weighted average remaining contractual life of 8.4 years. 22,500 options outstanding have exercise prices between $7.00 and $10.00, with a weighted average exercise price of $9.11 and a weighted average remaining contractual life of 9.5 years. The remaining 2,000 options have an outstanding exercise price of $16.00, with a remaining contractual life of 7.4 years.


Note 8 - Commitments and contingencies

  Development

     In October, 1996, the Company acquired The Reserve, a casino-hotel under construction in Henderson, Nevada. The Company has redesigned The Reserve to expand the scope and size of the project. Construction of The Reserve has been suspended due to uncertainties concerning the form and amount of merger consideration payable in connection with the acquisition of Gem Gaming, Inc., original developers of The Reserve, that has adversely affected the Company's ability to obtain financing for the completion of the Project (see Notes 10 and 11). As redesigned, The Reserve is planned to be constructed in two phases and will be opened upon the completion of Phase I, subject to obtaining all regulatory approvals. The Company has established a construction budget (including capitalized construction period interest and preopening costs, excluding land) of approximately $120.0 million for Phase I of The Reserve (including amounts incurred by Gem Gaming, Inc. prior to the merger), of which approximately $26.1 million had been incurred as of December 31, 1996.

     The Company is continuing the development of the Ameristar Council Bluffs riverboat casino complex. The Ameristar Council Bluffs Casino opened on January 19, 1996, portions of the Main Street Pavilion opened on June 17, 1996, the hotel opened on November 1, 1996, the sports bar on December 31, 1996, and the remainder of Ameristar Council Bluffs opened in early 1997. The total cost of the facilities, including the riverboat, buildings, equipment and preopening costs is approximately $109.0 million. As of December 31, 1996, approximately $105.4 million (including preopening costs) had been incurred to develop the Ameristar Council Bluffs riverboat casino complex.

     In early 1997, the Company began constructing a 144-room hotel at Ameristar Vicksburg expected to be completed in late 1997. In connection with this construction, a 54-room budget motel that pre-existed the development of Ameristar Vicksburg has been taken out of service and will be demolished in connection with this expansion. Based on preliminary design plans, management believes that the development cost of the hotel will be between $9.0 and $9.5 million, including capitalized construction period interest. Management expects that a substantial portion of these development costs will be funded through a short-term loan and the balance will be funded out of ACVI's operating cash flow.

  Litigation

     The Company is engaged in several legal actions arising in the ordinary course of business. With respect to these legal actions, the Company believes that it has adequate legal defenses, insurance coverage or indemnification protection and believes that the ultimate outcome(s) will not have a material adverse impact on the Company's financial position.

     In September 1996, the Company received from the general contractor of the Main Street Pavilion and the hotel for its property in Council Bluffs, Iowa, a demand for arbitration regarding amounts due under the contract. The demand does not contain a plea for a specific amount of damages, and instead requests an award for extra or changed work, delayed, disrupted and accelerated work, together with inefficiencies and impacts experienced on the project, along with unpaid retainage and certain other costs. Based on a statement of damages filed in the arbitration, management understands that the general contractor's claims are for an amount of approximately $4.6 million, which includes certain amounts due to subcontractors that have already been paid by ACCBI. ACCBI submitted a counterclaim in the arbitration for cost overruns in excess of the guaranteed maximum price that ACCBI has had to pay, liquidated damages for delay and certain other costs. ACCBI has submitted a statement of damages in the arbitration proceeding seeking $7.1 million from the general contractor.


Note 9 - Related party transactions

     The Company engages Neilsen and Company to provide certain construction and professional services, office space and other equipment and facilities. Neilsen and Company is controlled by the principal stockholder and President of the Company. Total payments to Neilsen and Company were $87,000, $110,000 and $46,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company also leases office space from the Lynwood Shopping Center which is controlled by the principal stockholder and President of the Company. Total payments to the Lynwood Shopping Center were $94,000 and $88,000 for the years ended December 31, 1995 and 1996, respectively. No such payments were made in 1994. In management's opinion, at the time the above described transactions were entered into, they were in the best interest of the Company and on terms as fair to the Company as could have been obtained from unaffiliated parties.

     During 1995, ACVI purchased for approximately $211,000 a residence from the President of the Company to be used for general corporate purposes.


Note 10 - Gem Gaming, Inc. Merger

     On October 9, 1996, Gem Gaming, Inc. ("Gem"), a Nevada Corporation, was merged with and into ACLVI, pursuant to a merger agreement entered into on May 31, 1996, as amended in July and October, 1996 (the "Merger Agreement"). Gem was originally established to develop The Reserve and has had no operations. Activities relating to the development of The Reserve have been included in the consolidated financial statements of the Company since October 9, 1996. The merger of Gem into ACLVI was recorded using the purchase method of accounting.

     Under the amended Merger Agreement, all of the outstanding shares of Gem common stock were cancelled at the merger closing and were converted into the right for the former stockholders of Gem (the "Gem Stockholders") to receive cash, subject to reduction, equal to the amount of the net proceeds (after payment of underwriter's discounts and commissions and certain other offering expenses) in excess of $4.0 million from an underwritten public offering of 7.5 million shares of the Company's Common Stock (the "Post-Merger Offering"). If the Post-Merger Offering is not concluded in whole or in part prior to June 1, 1997, the Company will deliver to the Gem Stockholders promissory notes (the "Gem Notes") in an aggregate principal amount equal to (i) the average 10-day closing price of the Common Stock as of June 1, 1997, (ii) multiplied by 7.5 million (iii) minus $4.0 million and (iv) minus one-half of any offering expenses. The Gem Notes would be unsecured, would mature on June 1, 2000, and would accrue interest at the rate of eight percent per annum. Interest would be payable on a monthly basis.

     To reflect the obligation to the Gem Stockholders upon the closing of the merger, the Company recorded notes payable at $35,375,000, the amount at which they would have been issued based on the Company's stock price on the closing date of the merger, less a discount of $1,725,000 to reflect imputed interest over the noninterest-bearing term of the obligation. As of December 31, 1996, approximately $605,000 of the discount had been amortized to interest expense. The amount recorded as notes payable exceeds the fair market value of the net assets acquired by the Company in the merger. The excess of purchase price over fair market value of net assets acquired, recorded as a long-term asset on the Company's consolidated balance sheet, will be amortized over the estimated 40-year depreciable life beginning in the period in which the acquired property commences operations.

     The following unaudited supplemental pro forma information shows estimated net income and earnings per share as though the merger had occurred at the beginning of 1995 and 1996, respectively. The pro forma amounts reflect the Company's actual results combined with Gem's actual results for the periods presented, adjusted to reflect additional interest expense as if the Gem Notes had been issued at the beginning of the respective period, and the associated income tax benefit at the federal statutory rate of 35 percent. No pro forma revenues are disclosed because Gem had no operations prior to the merger.

                                        Years ended December 31,
                                            1995       1996
                                          --------   --------
          Pro forma net income before
            extraordinary items (in
            thousands)                     $8,639     $3,756
                                           ======     ======
          Pro forma net income (in
            thousands)                     $7,982     $3,756
                                           ======     ======
          Pro forma earnings per share      $0.39      $0.18
                                           ======     ======

Note 11 - Subsequent event

     In late March, 1997, the Company had scheduled the closing of an increased bank credit facility that would provide a substantial portion of the financing for the completion of Phase I of The Reserve (see Note 8). Shortly before the loan closing, the bank lenders advised the Company that they would not proceed with the closing due to uncertainties concerning the amount and form of merger consideration payable by the Company to the Gem Stockholders. Pending the availability of additional financing, the Company has suspended construction of The Reserve. The Company intends to resume construction upon obtaining the required financing.

     Following the cancellation of the closing of the increased bank credit facility, the Company obtained a commitment for a short-term loan from WFB in the amount of $20.0 million which is expected to mature on May 31, 1997. The Company expects to roll this loan into the increased bank credit facility upon closing of the increased bank credit facility. The proceeds of this loan will be used to repay prior short term loans, to pay the costs to complete the redesign of The Reserve and certain construction activities completed prior to suspension of construction of The Reserve, and for other working capital purposes.

     On March 26, 1997, the Company commenced an arbitration proceeding against the Gem Stockholders for breaches of the Merger Agreement described in Note 10 and the implied covenant of good faith and fair dealing related to the merger. The Company's complaint alleges that the Gem Stockholders have wrongfully and in bad faith interfered with and impeded the Post-Merger Offering because they believed the Post-Merger Offering would result in a lesser amount of merger consideration than the Gem Notes. The Company has alleged that actions of the Gem Stockholders have effectively thwarted its ability to consummate the Post-Merger Offering and have excused the Company's obligation to deliver merger consideration to the Gem Stockholders in the form and amount provided by the Merger Agreement. The complaint further alleges that the conduct of the Gem Stockholders was a proximate cause of the cancellation by the Company's bank lenders of the closing of the increased bank credit facility discussed above. If by April 1, 1998, the dispute with the Gem Stockholders has not been resolved through arbitration or settlement and the Company has not restructured its long-term debt, management anticipates that the Company would need to seek waivers of certain covenants under the Revolving Credit Facility, and no assurance can be given that a request for such waivers would be granted.

     As a consequence of the actions of the Gem Stockholders, the Company has determined that the Post-Merger Offering cannot be concluded before June 1, 1997, and the Company has terminated its efforts to consummate the Post-Merger Offering. The Company is seeking damages from the Gem Stockholders arising from their conduct and declaratory relief to establish the amount and terms of payment of the merger consideration in light of the conduct of the Gem Stockholders. Due to the preliminary nature of this proceeding, the Company is unable to provide any assessment with respect to its potential outcome.



                        INDEX TO EXHIBITS

  Exhibit   Description of Exhibit          Method of Filing
  Number

  2.1     Plan of Acquisition.           See Exhibits 10.8(a)-(i).
          See Exhibits 10.8(a)-(i).
  3.1     Articles of Incorporation.     Incorporated by reference
                                         to Exhibit 3.1 to
                                         Registration Statement on
                                         Form S-1 filed by
                                         Ameristar Casinos, Inc.
                                         ("ACI") under the
                                         Securities Act of 1933,
                                         as amended (File No. 33-
                                         68936) (the "Form S-1").
  3.2     Bylaws.                        Incorporated by reference
                                         to Exhibit 3.2 to ACI's
                                         Annual Report on Form 10-
                                         K for the year ended
                                         December 31, 1995 (the
                                         "1995 10-K").
  4.1     Specimen Common Stock          Incorporated by reference
          Certificate.                   to Exhibit 4 to Amendment
                                         No. 2 to the Form S-1.
  4.2     Long-Term Debt.                See Exhibits 10.7(a) and
          See Exhibits 10.7(a) and       10.8.
          10.7(b).
* 10.1(a) Employment Agreement, dated    Incorporated by reference
          November 15, 1993, between     to Exhibit 10.1(a) to
          ACI and Thomas M. Steinbauer.  ACI's Annual Report on
                                         Form 10-K for the year
                                         ended December 31, 1994
                                         (the "1994 10-K").
* 10.1(b) Employment Agreement, dated    Incorporated by reference
          March 21, 1995, between ACI    to Exhibit 10.1(c) to the
          and John R. Spina, and         1994 10-K.
          related letter agreement.
* 10.2    Ameristar Casinos, Inc. 1993   Incorporated by reference
          Non-Employee Director Stock    to Exhibit 10.2 to ACI's
          Option Plan, as amended and    Quarterly Report on Form
          restated.                      10-Q for the quarter
                                         ended June 30, 1994.
* 10.3    Ameristar Casinos, Inc.        Incorporated by reference
          Management Stock Option        to Exhibit 10.3 to ACI's
          Incentive Plan, as amended     Quarterly Report on Form
          and restated.                  10-Q for the quarter
                                         ended September 30, 1996
                                         (the "September 1996 10-
                                         Q").
* 10.4    Form of Indemnification        Incorporated by reference
          Agreement between ACI and      to Exhibit 10.33 to
          each of its directors and      Amendment No. 2 to the
          officers.                      Form S-1.
* 10.5    Housing Agreement, dated       Incorporated by reference
          November 15, 1993 between      to Exhibit 10.17 to the
          Cactus Pete's Inc. ("CPI")     1994 10-K.
          and Craig H. Neilsen.
  10.6    Plan of Reorganization, dated  Incorporated by reference
          November 15, 1993, between     to Exhibit 2.1 to the
          ACI and Craig H. Neilsen in    1994 10-K.
          his individual capacity and
          as trustee of the
          testamentary trust created
          under the last will and
          testament of Ray Neilsen
          dated October 9, 1963.
  10.7(a) Credit Agreement, dated        Incorporated by reference
          June 1, 1995, among ACI, the   to Exhibits 10.1 and 99.1
          lenders listed therein and     to ACI's Quarterly Report
          Wells Fargo Bank, N.A., as     on Form 10-Q for the
          the successor to First         quarter ended June 30,
          Interstate Bank of Nevada,     1995.
          N.A. ("WFB/FIB"), as agent,
          together with a list
          describing omitted schedules
          and exhibits thereto.
  10.7(b) Consent to Merger and          Incorporated by reference
          Increased Commitment           to Exhibit 10.4 to the
          Agreement, dated October 4,    September 1996 10-Q.
          1996, among ACI, the lenders
          listed therein and WFB/FIB,
          as agent.
  10.8(a) Merger Agreement, dated as of  Incorporated by reference
          May 31, 1996, among Gem, ACI,  to Exhibits 10.1 and 99.1
          ACLVI, Steven W. Rebeil        to ACI's Quarterly Report
          ("Rebeil") and Dominic J.      on Form 10-Q for the
          Magliarditi ("Magliarditi"),   quarter ended June 30,
          together with a list           1996 (the "June 1996 10-
          describing omitted schedules   Q").
          and exhibits thereto.
  10.8(b) First Amendment to Merger      Incorporated by reference
          Agreement, dated July 2,       to Exhibit 10.5 to the
          1996, among Gem, ACI, ACLVI,   June 1996 10-Q.
          Rebeil and Magliarditi.
  10.8(c) Second Amendment to Merger     Incorporated by reference
          Agreement, dated as of         to Exhibits 10.3 and 99.1
          September 27, 1996, among      to ACI's Current Report
          Gem, ACI, ACLVI, Rebeil and    on Form 8-K filed on
          Magliarditi, together with a   October 24, 1996 (the
          list describing omitted        "October 1996 8-K").
          schedules and exhibits
          thereto.
  10.8(d) Gem Individuals' Notes Escrow  Incorporated by reference
          Agreement and Escrow           to Exhibit 10.4 to the
          Instructions, dated as of      October
          September 27, 1996, among      1996 8-K.
          ACI, Rebeil and Magliarditi.
  10.8(e) Letter agreement, dated        Incorporated by reference
          October 3, 1996, between ACI   to Exhibit 10.5 to the
          and Magliarditi.               October
                                         1996 8-K.
  10.8(f) Purchase Agreement, dated as   Incorporated by reference
          of June 30, 1996, between ACI  to Exhibit 10.6 to the
          and Gem Air, Inc. ("Gem        June 1996 10-Q.
          Air").
  10.8(g) Aircraft Operating Agreement,  Incorporated by reference
          dated as of July 5, 1996,      to Exhibit 10.4 to the
          between ACI and Gem Air.       June 1996 10-Q.
  10.8(h) Operating Agreement of Nevada  Incorporated by reference
          AG Air, Ltd. ("NVAGAIR"),      to Exhibit 10.2 to the
          dated as of July 5, 1996.      June 1996 10-Q.
  10.8(i) Sublease, dated as of          Incorporated by reference
          June 30, 1996, between ACI     to Exhibit 10.3 to the
          and NVAGAIR.                   June 1996 10-Q.
  10.9(a) Lease, dated September 8,      Incorporated by reference
          1992, between Magnolia Hotel   to Exhibit 10.2 to the
          Company and ACVI as the        Form S-1.
          assignee of Craig H. Neilsen.
  10.9(b) First Amendment to Agreement,  Incorporated by reference
          dated July 14, 1993, between   to Exhibit 10.2(b) to the
          Magnolia Hotel Company and     1995 10-K.
          ACVI as the assignee of Craig
          H. Neilsen.
  10.9(c) Second Amendment to Lease      Incorporated by reference
          Agreement, dated June 1,       to Exhibit 10.2(c) to the
          1995, between Magnolia Hotel   1995 10-K.
          Company and ACVI.
  10.10(a)Lease, dated September 18,     Incorporated by reference
          1992, between R.R. Morrison,   to Exhibit 10.3 to the
          Jr. and ACVI as the assignee   Form S-1.
          of Craig H. Neilsen.
  10.10(b)First Amendment to Lease       Incorporated by Reference
          Agreement, dated June 1,       to Exhibit 10.3 to the
          1995, between R.R. Morrison &  1995 10-K.
          Son, Inc. and ACVI.
  10.11(a)Lease, dated December 11,      Incorporated by reference
          1992, between Martha Ker       to Exhibit 10.4 to the
          Brady Lum et. al. and ACVI as  Form S-1.
          the assignee of Craig H.
          Neilsen.
  10.11(b)First Amendment to Lease       Incorporated by reference
          Agreement, dated June 1,       to Exhibit 10.4(b) to the
          1995, between Lawrence O.      1995 10-K.
          Branyan, Jr., as trustee of
          the Brady-Lum Family Trust
          dated May 15, 1993 and ACVI.
  10.12   Settlement, Use and            Filed electronically
          Management Agreement and DNR   herewith.
          Permit, dated May 15, 1995,
          between the State of Iowa
          acting through the Iowa
          Department of Natural
          Resources and ACCBI as the
          assignee of Koch Fuels, Inc.
          See also Exhibit 99.1
  10.13   Option Agreement, dated July   Filed electronically
          11, 1995, between Levy Realty  herewith.
          Trust and ACLVI as the
          successor to Gem Gaming, Inc.
          ("Gem").
  10.14   Contract, dated December 19,   Incorporated by reference
          1995, between ACCBI and        to Exhibit 10.16 to the
          Perini-Andersen, a joint       1995 10-K.
          venture.
  10.15(a)AIA Standard Form of           Incorporated by reference
          Agreement between Owner and    to Exhibit 10.1 to the
          Contractor (Form No. A101-     September 1996 10-Q.
          1987) and First Addendum to
          Contractor's Agreement (Hotel
          Tower), dated October 25,
          1995, between ACLVI (as the
          successor to Gem) and Camco
          Pacific Construction Company,
          Inc. ("Camco Pacific").
  10.15(b)AIA Standard Form of           Incorporated by reference
          Agreement between Owner and    to Exhibit 10.2 to the
          Contractor (Form No. A101-     September 1996 10-Q.
          1987) and First Addendum to
          Contractor's Agreement
          (Casino), dated October 25,
          1995, between ACLVI (as the
          successor to Gem) and Camco
          Pacific.
  10.16   Excursion Boat Sponsorship     Incorporated by reference
          and Operations Agreement,      to Exhibit 10.15 to the
          dated September 15, 1994,      1995 10-K.
          between Iowa West Racing
          Association and ACCBI.
  21.1    Subsidiaries of ACI.           Filed electronically
                                         herewith.
  23.1    Consent of Arthur Andersen     Filed electronically
          LLP.                           herewith.
  27.1    Financial Data Schedule.       Filed electronically
                                         herewith.
  99.1    Agreement to furnish the       Filed electronically
          Securities and Exchange        herewith.
          Commission omitted exhibits
          and schedules to certain
          exhibits and certain
          instruments defining the
          rights of holders of certain
          long-term debt.

     * Denotes a management contract or compensatory plan or
                          arrangement.