Form 10-K/A
period 1996-12-31
AMERISTAR CASINOS INC
filed 1997-04-29
CIK 912145

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-K/A-1

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



                                PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND  ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

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

     Proceeds of $7,137,400 from an equipment loan entered into by ACCBI with WFB on December 12, 1995, were used to finance Ameristar Council Bluffs' slot machines, surveillance equipment and property signage. The loan is secured by the equipment and a preferred ship mortgage on the Council Bluffs Casino subordinate to the GECC loan. The

      loan  amortizes  over  four years  with  monthly  principal payments of approximately $149,000. The interest rate on this loan is equal to the LIBOR rate or base rate available from time to time under the Revolving Credit Facility, as selected by ACCBI. The final payment is due on December 12, 1999.

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

     The Company anticipates making capital expenditures of approximately $26.0 million in 1997, including approximately $9.8 million for the development and construction of Phase I of The Reserve, approximately $7.0 million for the development and construction of a 144-room hotel at Ameristar Vicksburg (including capitalized construction period interest), approximately $6.5 million for the payment of the remaining costs of completing Ameristar Council Bluffs and approximately $2.7 million for maintenance of existing facilities and other purposes. The anticipated amount of capital expenditure spending in 1997 does not reflect any amounts that would be expended if the Company is able to resume construction on The Reserve, which was suspended following the cancellation of the closing of the 1997 Credit Facility. The total construction budget, including capitalized construction period interest and preopening costs, established by the Company for Phase I of The Reserve is $125.0 million, of which approximately $31.0 million had been incurred as of March 31, 1997. This budget remains subject to change based on design changes and refinements and changes in construction bid amounts at the time construction recommences.

           Management   anticipates  that   the   above-described
capital expenditure requirements will be funded out of short-term borrowings intended to be replaced by an increase in the
Revolving Credit Facility, the proceeds of a loan for the development of the Ameristar Vicksburg hotel, purchase money and lease financing related to the acquisition of furniture, fixtures and equipment (including gaming equipment) and operating cash flow. Although no assurance can be given, the Company anticipates that it will have sufficient funds to meet its capital expenditure requirements in 1997. However, an adverse change in the Company's operations or operating cash flow may affect the Company's ability to meet its capital expenditure requirements and/or maintain compliance with the terms of the Revolving Credit Facility or other borrowings.

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

     The ability of the Company to meet its debt service requirements and to comply with the covenants under the Revolving Credit Facility and other indebtedness will be dependent upon whether and in what amount the Gem Notes are issued, the terms of the contemplated amendment to the Revolving Credit Facility and the future performance of the Company, which is subject to financial, economic, competitive, regulatory and other factors affecting the Company, many of which are beyond its control. The failure of the Company to satisfy these requirements could force the Company to adopt one or more alternatives, such as reducing or delaying any other planned expansions or capital expenditures, selling or leasing assets, restructuring debt or obtaining additional equity capital. There can be no assurance that any of these alternatives could be effected on satisfactory terms or within any particular time frame, and the adoption of one or more of such alternatives could impair the Company's competitive position and reduce its future cash flow.

     Ameristar has not declared any dividends on its Common Stock during the last two fiscal years, and the Company intends for the foreseeable future to retain all earnings for use in the development of its business instead of paying cash dividends. In addition, as described above, the Revolving Credit Facility obligates the Company to comply with certain financial covenants that may restrict or prohibit the payment of dividends.

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

     The Company's ability to satisfy its covenant and other requirements under the Revolving Credit Facility and other long-term indebtedness will be dependent upon the completion of the contemplated amendment of the Revolving Credit Facility on favorable terms and the future operating performance of the Company. In addition, no assurance can be given that the Company will be able to obtain waivers of covenant requirements under the Revolving Credit Facility, which management believes will be necessary by April 1, 1998, if the dispute with the Gem
Stockholders has not been resolved and the Company has not restructured its long-term debt.

     Some of the Company's known or future competitors in various markets have or may have greater name recognition and financial and marketing resources than the Company. In addition, each of the Company's currently operating properties is subject to changes in competitive conditions, including those resulting from the legalization or expanded legalization

      of gaming in jurisdictions in which the Company operates or bordering jurisdictions, that could have a material adverse effect on the Company. See "Business."

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

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERISTAR CASINOS, INC.
                              (Registrant)

April 28, 1997                By:  /s/ Thomas Steinbauer
                                   Thomas Steinbauer
                                   Sr. Vice President of Finance,
                                   CFO