Form 10-Q
period 1997-03-31
AMERISTAR CASINOS INC
filed 1997-05-15
CIK 912145

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                             FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

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


                          (702) 567-7000
       (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes [X]    No [  ]

As of May 14, 1997, 20,360,000 shares of Common Stock of the registrant were issued and outstanding.

                      AMERISTAR CASINOS, INC.
                             FORM 10-Q

                               INDEX

                                                           Page No.

Part I.  FINANCIAL INFORMATION

  Item 1.Financial Statements:

          A.   Condensed Consolidated Balance
               Sheets at March 31, 1997
               (unaudited) and December 31, 1996            3 - 4

          B.   Condensed Consolidated Statements
               of Income (unaudited) for the three
               months ended March 31, 1997 and
               1996                                           5

          C.   Condensed Consolidated Statements
               of Cash Flows (unaudited) for the
               three months ended March 31, 1997
               and 1996                                       6

          D.   Notes to Condensed Consolidated
               Financial Statements                         7 - 9

  Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       10 - 16

  Item 3.Quantitative and Qualitative Disclosures
          About Market Risk                                  16


Part II.  OTHER INFORMATION

  Item 1.Legal Proceedings                                17 - 18

  Item 6.Exhibits and Reports on Form 8-K                    18


SIGNATURE                                                     19


      PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS


             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

                              ASSETS

                                        March 31,       December 31,
                                           1997             1996
                                        ----------       ----------
                                        (Unaudited)

CURRENT ASSETS:

     Cash and cash equivalents           $ 20,807          $ 10,724

     Restricted cash                          328               418

     Accounts receivable, net               1,125             1,408

     Inventories                            2,137             2,385

     Prepaid expenses and deferred
         income taxes                       4,843             5,219
                                         --------          --------
          Total current assets             29,240            20,154

PROPERTY AND EQUIPMENT AND
  LEASEHOLD INTERESTS, at cost,
  less accumulated depreciation and
  amortization of $59,985 and
  $56,253, respectively                   227,855           225,470

PREOPENING COSTS                            2,884             2,594

EXCESS OF PURCHASE PRICE OVER FAIR
  MARKET VALUE OF NET ASSETS
  ACQUIRED                                 19,043            19,043

DEPOSITS AND OTHER ASSETS                   2,734             2,791
                                         --------          --------
                                         $281,756          $270,052
                                         ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                        March 31,       December 31,
                                           1997             1996
                                        ----------      -----------
                                        (Unaudited)

CURRENT LIABILITIES:

     Accounts payable                    $  4,949        $   7,303
     Construction contracts payable         3,300            5,336
     Accrued liabilities                   13,395           13,564
     Current obligations under
       capitalized leases                     513              506
     Current maturities of notes
       payable and long-term debt           7,543           19,740
     Federal income tax payable             1,475               49
                                         --------         --------
          Total current liabilities        31,175           46,498
                                         --------         --------
OBLIGATIONS UNDER CAPITALIZED
  LEASES, net of current maturities         8,195            8,333
                                         --------         --------
NOTES PAYABLE AND LONG-TERM DEBT,
  net of current maturities               160,223          135,560
                                         --------         --------
DEFERRED INCOME TAXES                       8,446            8,446
                                         --------         --------
MINORITY INTEREST                             263              271
                                         --------         --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par
       value:
       Authorized - 30,000,000
       shares
       Issued - None                        -                 -
     Common stock, $.01 par value:
       Authorized - 30,000,000 shares
       Issued and outstanding -
       20,360,000 shares                      204              204
     Additional paid-in capital            43,043           43,043
     Retained earnings                     30,207           27,697
                                         --------         --------
          Total stockholders' equity       73,454           70,944
                                         --------         --------
                                         $281,756         $270,052
                                         ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                            (UNAUDITED)

                                                  Three Months
                                                Ended March 31,
                                               1997         1996
                                             --------     --------
REVENUES:
   Casino                                    $ 42,192      $ 37,379
   Food and beverage                            7,208         4,731
   Rooms                                        2,164         1,515
   General store                                  551           538
   Other                                        1,297         1,170
                                             --------      --------
                                               53,412        45,333
   Less: Promotional allowances                 3,799         2,427
                                             --------      --------
       Net revenues                            49,613        42,906
                                             --------      --------
OPERATING EXPENSES:
   Casino                                      19,661        17,176
   Food and beverage                            4,580         3,012
   Rooms                                          716           528
   General store                                  506           497
   Other                                        1,246         1,152
   Selling, general and administrative          9,301         7,926
   Business development                           255           423
   Utilities and maintenance                    2,434         2,321
   Depreciation and amortization                3,920         3,270
   Preopening costs                              -            5,856
                                             --------      --------
       Total operating expenses                42,619        42,161
                                             --------      --------
       Income from operations                   6,994           745

OTHER INCOME (EXPENSE):
   Interest income                                 39           193
   Interest expense                            (3,154)       (1,908)
   Other                                          106            63
                                             --------      --------
INCOME (LOSS) BEFORE INCOME TAX
   PROVISION (BENEFIT)                          3,985          (907)
   Income tax provision (benefit)               1,475          (335)
                                             --------      --------
NET INCOME (LOSS)                            $  2,510      $   (572)
                                             ========      ========
EARNINGS (LOSS) PER SHARE                    $   0.12      $   (.03)
                                             ========      ========
WEIGHTED AVERAGE SHARES OUTSTANDING            20,360        20,360
                                             ========      ========

The accompanying notes are an integral part of these condensed consolidate financial statements.

              AMERISTAR CASINOS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)
                            (UNAUDITED)

                                                  Three Months
                                                Ended March 31,
                                                1997        1996
                                              --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $  2,510    $   (572)
                                              --------    --------
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Depreciation and amortization               3,920       3,270
     Amortization of preopening costs             -          5,856
     Net gain on disposition of assets            (143)        (63)
     Decrease in other current assets              997         700
     Increase in income tax receivable            -           (156)
     Increase in federal income tax
       payable                                   1,426        -
     Increase (decrease) in other current
       liabilities                              (2,523)      2,729
                                              --------    --------
  Total adjustments                              3,677      12,336
                                              --------    --------
Net cash provided by operating activities        6,187      11,764
                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (5,203)    (12,703)
  Decrease in construction contracts
     payable                                    (2,036)     (5,648)
  Proceeds from sale of assets                     143          63
  Increase in deposits and other non-
     current assets                               (241)     (3,654)
                                              --------    --------
Net cash used in investing activities:          (7,337)    (21,942)
                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable
     and long-term debt                         23,000        -
  Restricted security deposit                     -         11,511
  Principal payments of notes payable,
     long-term debt and capitalized leases     (11,767)     (2,555)
                                              --------    --------
Net cash provided by financing activities:      11,233       8,956
                                              --------    --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              10,083      (1,222)

CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD                                        10,724      14,787
                                              --------    --------
CASH AND CASH EQUIVALENTS - END OF PERIOD     $ 20,807    $ 13,565
                                              ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the period for interest
     (net of amounts capitalized)             $  3,307    $  1,731
                                              ========    ========
  Assets purchased with long-term debt        $  1,102    $    313
                                              ========    ========
  Assets purchased with capitalized leases    $   -       $    107
                                              ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


      NOTE   1   -  PRINCIPLES  OF  CONSOLIDATION  AND   BASIS   OF
PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. ("Ameristar") and its wholly owned and majority owned subsidiaries (collectively, the "Company"). The Company's principal subsidiaries, all of which are wholly owned, are Cactus Petes, Inc. ("CPI"), Ameristar Casino Vicksburg, Inc. ("ACVI"), Ameristar Casino Council Bluffs, Inc. ("ACCBI") and Ameristar Casino Las Vegas, Inc. ("ACLVI"). All significant intercompany transactions have been eliminated.

     CPI owns and operates two casino-hotels in Jackpot, Nevada - Cactus Petes Resort Casino and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"). ACVI owns and operates Ameristar Vicksburg, a riverboat-themed dockside casino and related land-based facilities in Vicksburg, Mississippi. ACCBI owns and operates Ameristar Council Bluffs, a riverboat casino and related hotel and other land-based facilities in Council Bluffs, Iowa. Ameristar Council Bluffs opened its steakhouse on February 25, 1997 and its indoor swimming pool and spa on March 3, 1997, thereby completing its land-based facilities. ACLVI owns and is developing The Reserve Hotel & Casino ("The Reserve") in the Henderson-Green Valley suburban area of Las Vegas, Nevada.

     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles. However, the accompanying unaudited condensed consolidated financial statements do contain all adjustments that, in the opinion of management, are necessary to present fairly the financial position and the results of operations for the interim periods included therein. The interim results reflected in the condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year.

     Certain reclassifications, having no effect on net income, have been made to the prior period's condensed consolidated financial statements to conform to the current period's presentation.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


      NOTE 2 - NOTES PAYABLE AND LONG-TERM DEBT

     On July 5, 1995, the Company, as borrower, and its principal operating subsidiaries, as guarantors, entered into a reducing revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks. The maximum principal amount available was increased to $99.0 million in connection with the Company's acquisition of The Reserve. The maximum amount available reduced to $94.5 million on January 1, 1997. As of March 31, 1997, the Company had drawn the maximum amount available under the Revolving Credit Facility. The Company has obtained the approval in principle of the bank syndicate to extend the date of a $4.7 million principal reduction, if a new bank credit facility to replace the Revolving Credit Facility, which is currently under negotiation, has not been completed by July 1, 1997. Accordingly, the accompanying balance sheet classifies the amount of this scheduled principal reduction as long-term debt.

     On March 26, 1997, the Company obtained a $20.0 million short-term unsecured loan from a bank. The short-term loan bears interest based either on LIBOR or the bank's prime rate, at the election of the Company, plus an applicable margin. At March 31, 1997, the applicable interest rate was 8.75 percent per annum. The loan matures on May 31, 1997 with both principal and interest being due on that date. Although the bank syndicate for the Revolving Credit Facility has approved in principle an increase in the Revolving Credit Facility that would provide sufficient funds to repay this short-term loan at maturity, the Company has requested the lender to extend the maturity date pending the completion of the new bank credit facility currently under negotiation. Based on the bank syndicate's approval in principle, the accompanying balance sheet classifies this loan as a long-term obligation. Although the contemplated modifications to the Revolving Credit Facility have been approved by the bank syndicate, no assurance can be given that these modifications will, if necessary, be completed on a timely basis, if at all.


     Notes payable and long-term debt at March 31, 1997 includes an obligation to the former stockholders (the "Gem Stockholders") of Gem Gaming, Inc. ("Gem"), for merger consideration in connection with the October 9, 1996 acquisition of The Reserve. Upon the merger closing, the Company recorded notes payable of $35,375,000, the amount at which such notes would have been issued based on Ameristar's stock price on the closing date of the merger, less a discount of $1,725,000 to reflect imputed interest during a noninterest bearing period ending May 31, 1997. As of March 31, 1997, approximately $1,277,000 of the discount had been amortized to interest expense.


NOTE 3 - ACQUISITION OF THE RESERVE

     The amount recorded as notes payable in connection with the Company's acquisition of The Reserve from Gem, the original developer of the property, exceeds the fair market value of the net assets acquired by the Company in the merger. The excess of purchase price over fair market value of net assets acquired, recorded as a long-term asset on the Company's consolidated balance sheet, will be amortized over the estimated 40-year depreciable life beginning in the period in which the acquired property commences operations.


      NOTE 4 - EARNINGS PER SHARE

     In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS
128"), "Earnings Per Share", effective for fiscal years ending after December 15, 1997. The Company will adopt SFAS 128 for the year ending December 31, 1997. SFAS 128 requires the computation and presentation of basic and diluted earnings per share for all periods for which an income statement is presented. For the three months ended March 31, 1997 and 1996, the Company had no material dilutive securities outstanding.

     Options to purchase 531,000 and 550,000 shares of common stock were outstanding at March 31, 1997 and 1996, respectively, at exercise prices of $5.56-$16.00 and $5.94-$16.00, respectively. These options were not included in a pro forma computation of earnings per share assuming dilution because the options' exercise prices were greater than the average market price of the common shares during the respective periods presented.


NOTE  5  -  SUBSEQUENT  EVENT  -  ARBITRATION  AGAINST  FORMER  GEM
STOCKHOLDERS

     On October 9, 1996, Gem was merged with and into ACLVI pursuant to a merger agreement entered into on May 31, 1996, as amended in July and October, 1996 (the "Merger Agreement"). On March 26, 1997, the Company commenced an arbitration proceeding against the Gem Stockholders alleging breaches of the Merger Agreement and the implied covenant of good faith and fair dealing.

     The Company and the Gem Stockholders have entered into a settlement agreement dated as of May 3, 1997, the effectiveness of which is subject to the approval of the Nevada Gaming Control Board and the Nevada Gaming Commission. In lieu of the merger consideration provided for in the Merger Agreement, Ameristar will pay $32,650,000 to the Gem Stockholders in installments, plus interest, and reconvey to an affiliate of one of the Gem Stockholders Ameristar's interests in certain aviation-related assets acquired in July 1996. Based on the effective date of the settlement agreement, Ameristar will make a payment of either $4.0 million or $4.25 million to the Gem Stockholders on the effective date and will issue subordinated unsecured promissory notes for the balance of the cash consideration. The per annum interest rate on these notes will be 8 percent, subject to increase (up to a maximum of 18 percent per annum) following one or more failures to make payments under the notes by scheduled dates. Interest will be paid initially on a quarterly basis and on a monthly basis after October 1998. The notes will require annual principal payments of up to $3.0 million commencing in November 1998 and will mature on December 31, 2004. The notes may be prepaid at any time without penalty and will be subordinate to up to $250 million in senior indebtedness selected by Ameristar.

     Upon the effectiveness of the settlement agreement, the amounts recorded on the Company's balance sheet as notes payable to the Gem Stockholders and the excess of purchase price over fair market value of net assets acquired will be adjusted to reflect the modified terms set forth in the settlement agreement.

      ITEM 2.    MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS


Results of Operations

The Company

     Ameristar Casinos, Inc. ("Ameristar" or "ACI") develops, owns and operates casinos and related hotel, food and beverage, entertainment and other facilities, with four properties in operation in Nevada, Mississippi and Iowa and a fifth property under development in Nevada. Ameristar's principal operations are conducted through four wholly owned subsidiaries: Cactus Petes, Inc. ("CPI"); Ameristar Casino Vicksburg, Inc. ("ACVI"); Ameristar Casino Council Bluffs, Inc. ("ACCBI"); and Ameristar Casino Las Vegas, Inc. ("ACLVI"). Ameristar and its wholly owned and majority owned subsidiaries are collectively referred to herein as the "Company."

     CPI owns and operates Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. ACVI owns and operates a riverboat-themed dockside casino (the "Vicksburg Casino") and related land-based facilities (collectively, "Ameristar Vicksburg") in Vicksburg, Mississippi. ACVI is also developing a 144-room hotel at Ameristar Vicksburg expected to open in late 1997. ACCBI owns and operates a riverboat casino (the "Council Bluffs Casino") and related land-based hotel and other facilities (collectively, "Ameristar Council Bluffs") in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska. Ameristar Council Bluffs was opened in stages during 1996 and early 1997. The Council Bluffs Casino opened on January 19, 1996, and most of the land-based facilities opened during the second and fourth quarters of 1996. The land-based facilities were completed during the first quarter of 1997, with the opening of the steakhouse on February 25 and the indoor swimming pool and spa on March 3, 1997.

     ACLVI is developing The Reserve Hotel & Casino ("The Reserve") in Henderson, Nevada at the intersection of Interstate 515 and Lake Mead Drive. The Company acquired The Reserve on October 9, 1996, through the merger of Gem Gaming, Inc. ("Gem"), the initial developer of The Reserve, into ACLVI. ACLVI will complete construction of The Reserve and will operate the property. In late March 1997, the Company announced its intention to suspend construction on The Reserve resulting from its inability to complete a major financing transaction due to uncertainties concerning the form and amount of merger consideration payable in connection with the acquisition of The Reserve. At that time, the Company commenced an arbitration proceeding against the former stockholders of Gem (the "Gem Stockholders") alleging breaches of contract and the implied covenant of good faith and fair dealing. In early May 1997, the Company and the Gem Stockholders entered into a settlement agreement (the "Gem Settlement Agreement") fixing the amount and terms of payment of the merger consideration. Pending the effectiveness of the settlement, which is subject to regulatory approval, the Company is completing the development plans for The Reserve and is seeking to obtain the financing
necessary   to   accelerate  construction  of  The  Reserve.    See
"Liquidity  and Capital Resources" in this section  and  "Part  II.
Item 1. Legal Proceedings" below.

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

Summary of Operating Results

     Ameristar showed continuing overall growth in revenues and income from operations for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. A full quarter of operations for the Council Bluffs Casino accompanied by the substantially complete land-based amenities, none of which were open during the 1996 quarter, was the main factor for the increase. Consolidated net revenues for the quarter ended March 31, 1997 showed a 16 percent increase to $49.6 million compared to $42.9 million for the quarter ended March 31, 1996.

     Income from operations for the quarter ended March 31, 1997 was $7.0 million compared to $6.6 million before preopening costs for the same quarter in 1996. Total operating expenses before preopening costs as a percentage of net revenues were relatively stable on a year-to-year basis, at 86 percent and 85 percent for the quarters ended March 31, 1997 and 1996, respectively.

     Net income for the quarter ended March 31, 1997 was $2.5 million, compared to net income of $3.1 million before preopening costs in the quarter ended March 31, 1996. After taking into account the pretax write-off of $5.9 million in preopening costs relating to the Ameristar Council Bluffs casino in the first quarter of 1996, the Company showed a net loss of $0.6 million for the quarter ended March 31, 1996. The lower net income before preopening costs for the first quarter of 1997 compared to the first quarter of 1996 primarily reflects increased interest expense, due to higher debt levels and the cessation of interest capitalization on Ameristar Council Bluffs.

     Earnings per share for the quarter ended March 31, 1997 were $0.12 compared to earnings per share before preopening costs of $0.15 for the quarter ended March 31, 1996. After the write-off of preopening costs for the Ameristar Council Bluffs casino, the first quarter of 1996 showed a net loss of $0.03 per share.

Revenues

     A full quarter of operations of the casino and the substantially completed land-based facilities at Ameristar Council Bluffs in 1997 compared to only a partial quarter of casino operations in 1996 propelled Ameristar Council Bluffs' net revenues to $21.7 million for the quarter ended March 31, 1997, compared to $14.8 million for the same quarter in 1996, an increase of $6.9 million or 47 percent. Operating income at Ameristar Council Bluffs increased from $3.4 million (before preopening costs of $5.9 million) in the first quarter of 1996 to $4.1 million in the first quarter of 1997, despite an aggregate increase of $5.9 million in depreciation and amortization and selling, general and administrative expenses relating primarily to the new land-based facilities.

     The Jackpot Properties rebounded in the first quarter of 1997 compared to the first quarter of 1996, posting a 26.1 percent increase in operating income (from $1.725 million to $2.176 million) on a 5 percent increase in revenues (from $11.7 million to $12.3 million). Management believes that these increases are the result of the replacement of older slot machines with 587 state-of-the-art models, as well as the installation of an enhanced slot player tracking system and an aggressive marketing strategy. These actions were taken to offset decreases in revenues experienced in 1996, which management attributed to increased competition in Jackpot and from Native American and other casinos in the outer market, including
      Washington, Oregon and Alberta, Canada, and  recent  declines in the rates of population and economic growth in southern Idaho.

     While Ameristar Vicksburg continued to be the gaming revenue market leader in Warren County, Mississippi in the first quarter of 1997, net revenues decreased approximately 5 percent from $16.3 million for the quarter ended March 31, 1996 to $15.5 million for the quarter ended March 31, 1997. Management believes that the decrease in 1997 reflects shrinkage in the territorial size of the Vicksburg market due to competition from casinos in Shreveport and Bossier City, Louisiana. Operating income for the first quarter of 1997 decreased approximately 9 percent compared to the first quarter of 1996, from $3.2 million to $2.9 million. In an effort to expand the market territory of Ameristar Vicksburg and encourage longer visits, the Company is constructing a 144-room hotel across from the main entrance to the casino, which is expected to open in late 1997.

     On a consolidated basis for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996, casino revenues increased $4.8 million or 13 percent, food and beverage revenues increased $2.5 million or 52 percent, and rooms revenues increased $0.6 million or 43 percent. The increase in consolidated total net revenues is attributable to a full quarter of operations at the substantially completed Ameristar Council Bluffs property and the improvements at the Jackpot Properties partially offset by the net revenues decrease at Ameristar Vicksburg.

Expenses

     Casino expenses increased $2.5 million or 14 percent, food and beverage expenses increased $1.6 million or 52 percent, and rooms expenses increased $0.2 million or 36 percent for the quarter ended March 31, 1997 compared to the 1996 first quarter. As with the increases in net revenues, the increase in each of these expenses is primarily attributable to the expanded operations at Ameristar Council Bluffs.

     Selling, general and administrative expenses increased $1.4 million or 17 percent for the quarter ended March 31, 1997 compared to the same quarter of the prior year, due primarily to the expanded operations at Ameristar Council Bluffs and other costs associated with the Company's continued growth.

     Business development costs decreased $0.2 million in the first quarter of 1997 compared to the same period of the prior year as the Company focused its efforts on current projects, including the development of The Reserve and the hotel at Ameristar Vicksburg and the casino enhancements at the Jackpot Properties. The Company continues to explore gaming development opportunities in other jurisdictions and potential acquisitions in the gaming industry. However, pending the availability of additional financing for construction of The Reserve, the Company does not anticipate undertaking any additional expansion opportunities that would require a material amount of capital expenditures by the Company.

     Depreciation expenses for the first quarter of 1997 increased due to the inclusion of the completed Ameristar Council Bluffs facilities in the Company's depreciable asset base, offset by modest decreases in depreciation expenses at the Jackpot Properties and Ameristar Vicksburg.

           Interest  expense was $3.2 million, net  of  capitalized interest of $0.9 million, for the quarter ended March 31, 1997, an increase of $1.2 million or 65 percent over the same quarter in
1996. The increased interest expense relates primarily to increased debt incurred to finance construction of Ameristar Council Bluffs.

     The Company's effective federal income tax rate for the quarter ended March 31, 1997 was 37 percent, versus the federal statutory rate of 35 percent. The excess of the effective rate over the statutory rate is due to certain expenses deducted in the current period for financial reporting purposes which are not currently deductible for tax purposes.


Liquidity and Capital Resources

     The Company's cash flow from operations was $6.2 million for the quarter ended March 31, 1997 as compared to $11.8 million for the quarter ended March 31, 1996. The Company had unrestricted cash of approximately $20.8 million as of March 31, 1997. The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures primarily through bank debt and other debt financing. The Company's current assets increased by approximately $9.1 million from December 31, 1996 to March 31, 1997, primarily resulting from an increase in cash on hand. This increase in cash resulted from a net increase in borrowings of $11.2 million during the quarter and the $6.2 million of cash flow from operations, partially offset by capital expenditures on The Reserve, Ameristar Council Bluffs and other capital improvement projects.

     Ameristar, as borrower, and its principal subsidiaries, as guarantors, maintain a Revolving Credit Facility with Wells Fargo Bank, NA ("WFB") and a syndicate of banks (the "Revolving Credit Facility"). The maximum principal available under the Revolving Credit Facility at March 31, 1997 was $94.5 million. The Company may not borrow under the Revolving Credit Facility in excess of 3.5 times its rolling four quarter EBITDA ("Earnings before Interest, Taxes, Depreciation and Amortization"). As of March 31, 1997, 3.5 times the Company's rolling four quarter EBITDA exceeded the maximum funds available under the Revolving Credit Facility.

     Borrowings under the Revolving Credit Facility bear interest at a rate based either on LIBOR or WFB's prime rate, at the election of the Company, and the ratio of the Company's consolidated total debt to consolidated cash flow, as measured by an EBITDA formula. As of March 31, 1997, the Company had one LIBOR draw outstanding for the entire $94.5 million, with a current interest rate of approximately 8.72 percent per annum.

     The maximum borrowings available under the Revolving Credit Facility reduce semiannually on January 1 and July 1 on a sliding scale (ranging from $4.7 million to $7.1 million in reductions) with a final principal payment of $42 million due at maturity on December 31, 2001.

     The Revolving Credit Facility is secured by liens on substantially all of the real and personal property of the Company. The Revolving Credit Facility binds the Company to a number of affirmative and negative covenants, including promises to maintain certain financial ratios within defined parameters. As of March 31, 1997, the Company was in compliance with these covenants.
           On  March 26, 1997, Ameristar obtained a  $20.0  million short-term unsecured loan from WFB. A portion of the proceeds from this loan was used to repay other short-term loans in the principal amount of $12.0 million ($10.0 million on March 28, 1997 and $2.0 million on April 10, 1997). The WFB short-term loan bears interest based either on LIBOR or the bank's prime rate, at the election of Ameristar, plus an applicable margin. At March 31, 1997, the applicable interest rate was 8.75 percent per annum. The loan matures on May 31, 1997.

     The Company has obtained the approval in principle of the bank syndicate under the Revolving Credit Facility to increase the maximum principal available under the Revolving Credit Facility by $20.0 million for the repayment of the WFB short-term loan and to extend the July 1, 1997 scheduled principal reduction of $4.7 million under the Revolving Credit Facility. As a result of the recent tentative settlement of the Company's arbitration claims against the Gem Stockholders, the Company has, as described below, commenced negotiations with WFB and other credit sources for the replacement of the Revolving Credit Facility and certain other long-term debt with increased long-term debt facilities. In light of these circumstances, the Company has requested WFB to extend the maturity of the $20.0 million short-term loan instead of proceeding with the amendments to the Revolving Credit Facility. However, if necessary to avoid a default under the Revolving Credit Facility or the WFB short-term loan, the Company would seek to complete the contemplated amendments to the Revolving Credit Facility. Although these amendments have been approved in principle by the lenders, no assurance can be given that these amendments will, if necessary, be completed on a timely basis, if at all.

     Upon the effectiveness of the Gem Settlement Agreement, which is conditioned upon its approval by the Nevada Gaming Control Board and the Nevada Gaming Commission (the "Nevada Gaming Authorities"), Ameristar will make aggregate installment payments to the Gem Stockholders of $32.65 million, plus interest. Ameristar will pay $4.0 or $4.25 million upon effectiveness of the Gem Settlement Agreement, and the balance ($28.65 million or $28.4 million) will be evidenced by subordinated unsecured promissory notes issued by Ameristar (the "Gem Notes"). The variations in the cash and note principal amounts will depend on the date that the Gem Settlement
Agreement becomes effective. See "Part II. Item 1. Legal Proceedings." The per annum interest rate on the Gem Notes will be 8 percent, subject to increase by 3.4 or 3.3 percentage points, up to a maximum of 18 percent per annum, following one or more failures to make payments under the Gem Notes by scheduled dates. Interest is scheduled to be paid initially on a quarterly basis and on a monthly basis after October 1998. A principal reduction payment of $2.0 million is scheduled for November 1998, followed by semiannual principal reduction payments of $1.0 million commencing in July 1999 until January 2002, when the semiannual principal reduction payments will increase to $1.5 million. The Gem Notes may be prepaid in whole or in part at any time without penalty. The Gem Notes will be subordinate to the Revolving Credit Facility and other long-term indebtedness of Ameristar specified by Ameristar up to a maximum of $250 million, plus additional indebtedness incurred in connection with certain interest rate protection or similar agreements related to senior indebtedness. The Gem Notes will be unsecured, will not bind the Company to any affirmative or negative covenants and will not be subject to acceleration upon failure to make a scheduled payment.

     The Company is currently negotiating with various financing sources for long-term debt facilities that, if completed for the amount being sought by the Company, would result in a net increase of approximately $85.5 million in the maximum principal available to the Company under long-term debt, excluding the Gem Notes. No assurance can be given that the contemplated credit facilities will be obtained in the amounts sought by the Company or on terms acceptable to the Company.

           See  "Management's Discussion and Analysis of  Financial
Condition and Results of Operations - Liquidity and Capital Resources" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relating to Company borrowings.

     The Company has begun construction of a 144-room hotel at Ameristar Vicksburg, which is expected to cost approximately $9.5 million, including capitalized construction period interest and preopening costs. The Company intends to borrow approximately $7.0 million in 1997 for the purpose of funding a portion of the construction, with the balance expected to be provided out of operating cash flow. The Company is currently negotiating with a private lender for a nonrecourse loan that would be secured by the hotel. The Company anticipates that this loan will have a maturity date of not earlier than June 1, 1998 and will require monthly or quarterly interest payments. However, no assurance can be given that this or any other loan will be obtained on these terms or other terms acceptable to the Company.

     Capital expenditures in the quarter ended March 31, 1997 were approximately $6.3 million compared to approximately $13.1 million for the quarter ended March 31, 1996. First quarter 1997 capital expenditures included approximately $3.0 million relating to development of The Reserve and approximately $2.1 million relating to Ameristar Council Bluffs in addition to other normal capital improvement projects. The Company funded these capital expenditures primarily from net cash provided by operating activities and borrowings.

     Excluding The Reserve, the Company anticipates making additional capital expenditures in 1997 of approximately $13.2 million, including approximately $7.0 million for the development and construction of the hotel at Ameristar Vicksburg, approximately $1.4 million for the remaining costs for the completion of Ameristar Council Bluffs, $3.0 million for slot equipment at the Jackpot Properties and approximately $1.8 million for capital improvements at existing facilities and other projects.

     The Company anticipates making a minimum of an additional $6.8 million in capital expenditures in 1997 for the development and construction of The Reserve. This amount is subject to increase, which may be substantial, based on the amount and timing of additional debt financing available to the Company. Based on the Company's design plans that were substantially completed in March 1997, the Company had established a preopening construction budget for The Reserve of approximately $120 million, including capitalized construction period interest and preopening costs but excluding land purchase. The plans for The Reserve, the construction budget and the construction schedule are currently being evaluated by the Company as they are dependent upon the amount and timing of availability of financing to the Company. The Company does not expect to commit to additional 1997 capital expenditure obligations related to The Reserve in excess of approximately $6.8 million in the absence of a favorable assessment by management with respect to the availability of additional financing to the Company for these purposes.

     Management believes that the above-described minimum capital expenditure requirements will be funded out of cash on hand, operating cash flow, the proceeds of a loan for the development of the Ameristar Vicksburg hotel and purchase money and lease financing related to the acquisition of furniture, fixtures and equipment (including gaming equipment). Although no assurance can be given, the Company anticipates that it will have sufficient funds to meet these minimum capital expenditure requirements in 1997. However, the Company's ability to meet its capital expenditure requirements and/or maintain compliance with the terms of the Revolving Credit Facility or other borrowings may be adversely affected
      by  such  factors  as  an adverse  change  in  the  Company's operations or operating cash flow, cost overruns on any project or other unforeseen contingencies that are not covered by insurance or otherwise reimbursable.


Factors Affecting Forward-Looking Information

     This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Among others, such forward-looking statements include statements with respect to (i) the effectiveness of the Gem Settlement Agreement, which is subject to approval by the Nevada Gaming Authorities, (ii) the availability to the Company of additional debt financing on terms acceptable to the Company and at the times necessary to satisfy capital expenditure, debt repayment and other requirements, (iii) the completion, if necessary, of the contemplated amendments to the Revolving Credit Facility, (iv) the availability of operating cash flow in amounts and at the times anticipated by management, (v) the adequacy of budgeted amounts for capital expenditure projects and the adequacy of the Company's liquidity and capital resources generally, (vi) the anticipated time of completion of capital projects and (vi) the ability of the Company to continue to satisfy covenant and other requirements under the Revolving Credit Facility and other debt obligations.

     These forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company, and which could significantly affect anticipated future
results,  both  short-term  and long-term.   As  a  result,  actual
results may differ, in some cases materially, from those anticipated or contemplated by forward-looking statements in this Report. In addition to the cautionary statements included in this section and elsewhere throughout this Report, attention is directed to the cautionary statements included in the Company's other publicly available reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, including without limitation the cautionary statements set forth or referenced in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended by Form 10-K/A-1 (the "1996 10-K"), under the caption "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Forward-Looking Statements."


Item 3.Quantitative and Qualitative Disclosures About
       Market Risk

     Not applicable.

      PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     AMERISTAR  CASINOS, INC. AND AMERISTAR CASINO LAS VEGAS,  INC.
V.  STEVEN  W. REBEIL AND DOMINIC J. MAGLIARDITI.  The  arbitration proceeding commenced on March 26, 1997, by the Company against Messrs. Rebeil and Magliarditi, the Gem Stockholders, has been resolved by the Gem Settlement Agreement, subject to the approval of the Gem Settlement Agreement by the Nevada Gaming Authorities. This proceeding arose out of alleged breaches by the Gem Stockholders of the Merger Agreement, as amended (the "Merger
Agreement"), and the implied covenant of good faith and fair dealing relating to the October 1996 merger by which Gem was merged into ACLVI. Additional information concerning this arbitration proceeding and the Merger Agreement is set forth in the 1996 10-K under "Part I. Item 1. Business -- Terms of the Merger Agreement; Dispute with Gem Stockholders."

     The Gem Settlement Agreement provides for Ameristar to make payments to the Gem Stockholders through December 31, 2004, totaling $32,650,000, plus interest, as described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Gem Settlement Agreement also provides for Ameristar to convey to Gem Air, Inc., an affiliate of Mr. Rebeil, Ameristar's entire interests in an aircraft and a limited liability company that owns a hangar facility in Las Vegas, and for the termination of all agreements relating to these aviation assets (the "Gem Aviation Agreements"). Ameristar acquired its interests in these aviation assets through transactions with Gem Air, Inc. in July 1996.

     The Gem Settlement Agreement includes mutual general releases of the parties to the arbitration proceeding and certain of their respective related parties with respect to all obligations arising out of, based upon or relating to the Merger Agreement and the Gem Aviation Agreements, except for certain excluded claims. The released claims include the Company's obligation under the Merger Agreement to pay merger consideration to the Gem Stockholders based on the proceeds of an offering of Ameristar Common Stock or the average trading price of Ameristar Common Stock during the last 10 trading days of May 1997. Among the excluded claims under the Gem Settlement Agreement are certain indemnification obligations of the Gem Stockholders under the Merger Agreement and claims against the Gem Stockholders with respect to Excluded Liabilities (as defined in the Merger Agreement). Approximately $15.0 million of the Gem Notes will be evidenced by non-negotiable promissory notes that will permit Ameristar to offset amounts due under such Gem Notes against any amounts due to the Company from the Gem Stockholders in respect of the excluded claims or otherwise, regardless of any transfers of such Gem Notes by the Gem Stockholders to third parties. The Gem Notes provide that principal reduction payments due prior to maturity will be applied first against the negotiable Gem Notes and second against the non-negotiable Gem Notes.

     The effectiveness of the Gem Settlement Agreement is conditioned upon its approval by the Nevada Gaming Authorities by June 30, 1997, provided that the Company may extend this deadline to July 31, 1997 so long as it is continuing in good faith to pursue such approval. Although the Company has made application for this approval, no assurance can be given that the Nevada Gaming Authorities will approve the Gem Settlement Agreement by July 31, 1997, if at all.

     BRYAN K. AND DAWN H. HAFEN V. STEVEN W. REBEIL, ET. AL. The obligation of the Gem Stockholders to indemnify the Company against claims asserted in this legal proceeding will continue as an excluded claim under the Gem Settlement Agreement. Additional information concerning this case is set forth in the 1996 10-K under "Part I. Item 3. Legal Proceedings."

     ROY PATEL V. AMERISTAR CASINO VICKSBURG, INC. As disclosed in the 1996 10-K, judgment was entered in favor of ACVI in this case following a jury verdict returned in January 1997. Although the plaintiff stated an intention to appeal the judgment, the deadline for the filing of the appeal lapsed in April 1997. Additional information concerning this case is set forth in the 1996 10-K under "Part I. Item 3. Legal Proceedings."


ITEM 6.  Exhibits and Reports on Form 8-K

     A.   Exhibits filed as a part of this report

          2.1  Plan of acquisition.  See Exhibit 10.1

          10.1 Settlement Agreement, dated as of May 3, 1997, among ACI,
               ACLVI, Steven W. Rebeil and Dominic J. Magliarditi, Gem Air, Inc. and Nevada AG Air, Ltd.

          27   Financial Data Schedule


     B.   Reports on Form 8-K

          Form 8-K filed on March 26, 1997, reporting under Item 5 the issuance of a press release announcing (i) the commencement of an arbitration proceeding against the former stockholders of Gem Gaming, Inc. ("Gem"), which was acquired by the Registrant through a merger in October 1996, (ii) the postponement by the Registrant's bank lenders of a previously-scheduled closing of an increased bank credit facility due to uncertainties related to the form and amount of merger consideration payable by the Registrant to the Gem stockholders and
          (iii) a delay in the construction of the Registrant's casino-hotel project, The Reserve, in Henderson, Nevada, until adequate financing can be obtained.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERISTAR CASINOS, INC.
                                 Registrant



Date:  May 14, 1997              /s/ Thomas Steinbauer
                                 Thomas Steinbauer
                                 Senior Vice President of Finance
and Treasurer
                                 (Principal Financial Officer)