Form 10-K/A
period 1996-12-31
AMERISTAR CASINOS INC
filed 1997-06-27
CIK 912145

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-K/A-2
                  (AS AMENDED BY FORM 10-K/A-1)

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

******************************************************************
                        Explanatory Note

Ameristar Casinos, Inc. (the "Registrant" or "ACI") is filing this amendment to its Form 10-K for the fiscal year ended
December 31, 1996, for the purpose of restating Note 11 to
the Registrant's Consolidated Financial Statement to include updated information.
******************************************************************


                             PART IV

Item 14.  Exhibits,     Financial     Statement
          Schedules and Reports on Form 8-K

The following are filed as part of this Report:

  (a)1.     Financial Statements

          Report of Independent Public Accountants.
          Consolidated  Balance Sheets as  of  December  31,
             1995 and 1996.
          Consolidated  Statements of Income for  the  years
             ended December 31, 1994, 1995 and 1996.
          Consolidated  Statements  of   Stockholders'
             Equity for the years ended December 31, 1994, 1995 and 1996.
          Consolidated  Statements of  Cash  Flows  for  the
             years ended December 31, 1994, 1995 and 1996. Notes to Consolidated Financial Statements.

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
          N.A. ("WFB/FIB"), as agent,
          together with a list
          describing omitted schedules
          and exhibits thereto.
  10.7(b) Consent to Merger and          Incorporated by reference
          Increased Commitment           to Exhibit 10.4 to the
          Agreement, dated October 4,    September 1996 10-Q.
          1996, among ACI, the lenders
          listed therein and WFB/FIB,
          as agent.
  10.8(a) Merger Agreement, dated as of  Incorporated by reference
          May 31, 1996, among Gem, ACI,  to Exhibits 10.1 and 99.1
          ACLVI, Steven W. Rebeil        to ACI's Quarterly Report
          ("Rebeil") and Dominic J.      on Form 10-Q for the
          Magliarditi ("Magliarditi"),   quarter ended June 30,
          together with a list           1996 (the "June 1996 10-
          describing omitted schedules   Q").
          and exhibits thereto.
  10.8(b) First Amendment to Merger      Incorporated by reference
          Agreement, dated July 2,       to Exhibit 10.5 to the
          1996, among Gem, ACI, ACLVI,   June 1996 10-Q.
          Rebeil and Magliarditi.
  10.8(c) Second Amendment to Merger     Incorporated by reference
          Agreement, dated as of         to Exhibits 10.3 and 99.1
          September 27, 1996, among      to ACI's Current Report
          Gem, ACI, ACLVI, Rebeil and    on Form 8-K filed on
          Magliarditi, together with a   October 24, 1996 (the
          list describing omitted        "October 1996 8-K").
          schedules and exhibits
          thereto.
  10.8(d) Gem Individuals' Notes Escrow  Incorporated by reference
          Agreement and Escrow           to Exhibit 10.4 to the
          Instructions, dated as of      October
          September 27, 1996, among      1996 8-K.
          ACI, Rebeil and Magliarditi.
  10.8(e) Letter agreement, dated        Incorporated by reference
          October 3, 1996, between ACI   to Exhibit 10.5 to the
          and Magliarditi.               October
                                         1996 8-K.
  10.8(f) Purchase Agreement, dated as   Incorporated by reference
          of June 30, 1996, between ACI  to Exhibit 10.6 to the
          and Gem Air, Inc. ("Gem        June 1996 10-Q.
          Air").
  10.8(g) Aircraft Operating Agreement,  Incorporated by reference
          dated as of July 5, 1996,      to Exhibit 10.4 to the
          between ACI and Gem Air.       June 1996 10-Q.
  10.8(h) Operating Agreement of Nevada  Incorporated by reference
          AG Air, Ltd. ("NVAGAIR"),      to Exhibit 10.2 to the
          dated as of July 5, 1996.      June 1996 10-Q.
  10.8(i) Sublease, dated as of          Incorporated by reference
          June 30, 1996, between ACI     to Exhibit 10.3 to the
          and NVAGAIR.                   June 1996 10-Q.
  10.9(a) Lease, dated September 8,      Incorporated by reference
          1992, between Magnolia Hotel   to Exhibit 10.2 to the
          Company and ACVI as the        Form S-1.
          assignee of Craig H. Neilsen.
  10.9(b) First Amendment to Agreement,  Incorporated by reference
          dated July 14, 1993, between   to Exhibit 10.2(b) to the
          Magnolia Hotel Company and     1995 10-K.
          ACVI as the assignee of Craig
          H. Neilsen.
  10.9(c) Second Amendment to Lease      Incorporated by reference
          Agreement, dated June 1,       to Exhibit 10.2(c) to the
          1995, between Magnolia Hotel   1995 10-K.
          Company and ACVI.
  10.10(a)Lease, dated September 18,     Incorporated by reference
          1992, between R.R. Morrison,   to Exhibit 10.3 to the
          Jr. and ACVI as the assignee   Form S-1.
          of Craig H. Neilsen.
  10.10(b)First Amendment to Lease       Incorporated by Reference
          Agreement, dated June 1,       to Exhibit 10.3 to the
          1995, between R.R. Morrison &  1995 10-K.
          Son, Inc. and ACVI.
  10.11(a)Lease, dated December 11,      Incorporated by reference
          1992, between Martha Ker       to Exhibit 10.4 to the
          Brady Lum et. al. and ACVI as  Form S-1.
          the assignee of Craig H.
          Neilsen.
  10.11(b)First Amendment to Lease       Incorporated by reference
          Agreement, dated June 1,       to Exhibit 10.4(b) to the
          1995, between Lawrence O.      1995 10-K.
          Branyan, Jr., as trustee of
          the Brady-Lum Family Trust
          dated May 15, 1993 and ACVI.
  10.12   Settlement, Use and            Incorporated by reference
          Management Agreement and DNR   to Exhibit 10.12 to ACI's
          Permit, dated May 15, 1995,    Annual Report on Form 10-K
          between the State of Iowa      for the year ended
          acting through the Iowa        December 31, 1996 (the
          Department of Natural          "1996 10-K").
          Resources and ACCBI as the
          assignee of Koch Fuels, Inc.
          See also Exhibit 99.1
  10.13   Option Agreement, dated July   Incoporated by reference
          11, 1995, between Levy Realty  to Exhibit 10.13 to the
          Trust and ACLVI as the         1996 10-K.
          successor to Gem Gaming, Inc.
          ("Gem").
  10.14   Contract, dated December 19,   Incorporated by reference
          1995, between ACCBI and        to Exhibit 10.16 to the
          Perini-Andersen, a joint       1995 10-K.
          venture.
  10.15(a)AIA Standard Form of           Incorporated by reference
          Agreement between Owner and    to Exhibit 10.1 to the
          Contractor (Form No. A101-     September 1996 10-Q.
          1987) and First Addendum to
          Contractor's Agreement (Hotel
          Tower), dated October 25,
          1995, between ACLVI (as the
          successor to Gem) and Camco
          Pacific Construction Company,
          Inc. ("Camco Pacific").
  10.15(b)AIA Standard Form of           Incorporated by reference
          Agreement between Owner and    to Exhibit 10.2 to the
          Contractor (Form No. A101-     September 1996 10-Q.
          1987) and First Addendum to
          Contractor's Agreement
          (Casino), dated October 25,
          1995, between ACLVI (as the
          successor to Gem) and Camco
          Pacific.

  10.16   Excursion Boat Sponsorship     Incorporated by reference
          and Operations Agreement,      to Exhibit 10.15 to the
          dated September 15, 1994,      1995 10-K.
          between Iowa West Racing
          Association and ACCBI.
  21.1    Subsidiaries of ACI.           Incorporated by reference
                                         to Exhibit 21.1 to the
                                         1996 10-K.
  23.1    Consent of Arthur Andersen     Filed electronically
          LLP.                           herewith.
  27.1    Financial Data Schedule.       Incorporated by reference
                                         to Exhibit 27.1 to the
                                         1996 10-K.
  99.1    Agreement to furnish the       Incorporated by reference
          Securities and Exchange        to Exhibit 99.1 to the
          Commission omitted exhibits    1996 10-K.
          and schedules to certain
          exhibits and certain
          instruments defining the
          rights of holders of certain
          long-term debt.

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



                                ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 14, 1997
(except with respect to the matters discussed in Note 11, as to which the date is June 20, 1997)

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

     ACI has leased office space located in Las Vegas, Nevada to serve as its corporate offices. The office space is leased under two operating lease agreements. The agreements require aggregate monthly payments of approximately $32,000, plus the Company's share of certain common area maintenance expenses. Payments under the leases are subject to annual escalation clauses corresponding to increases in the cost of living. The first lease agreement, covering approximately 90 percent of the office space leased by the Company, contains two three-year renewal options. The initial term of the first lease is through November 2001. The second lease agreement, covering approximately 10 percent of the office space leased by the Company, contains two two-year renewal options. The initial term of the second lease is through January 1998. Rental expense of approximately $32,000 was recorded under these leases in the year ended December 31, 1996.


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
                                           ======     ======

Note 11 - Subsequent event

     In late March, 1997, the Company had scheduled the closing of an increased bank credit facility that would provide a substantial portion of the financing for the completion of Phase I of The Reserve (see Note 8). Shortly before the loan closing, the bank lenders advised the Company that they would not proceed with the closing due to uncertainties concerning the amount and form of merger consideration payable by the Company to the Gem Stockholders. Pending the availability of additional financing, the Company suspended construction of The Reserve. The Company intends to resume construction upon obtaining the required financing.

     Following the cancellation of the closing of the increased bank credit facility, the Company obtained a short-term loan from WFB in the amount of $20.0 million which matures on July 31, 1997. The Company expects to roll this loan into the increased bank credit facility upon closing of the increased bank credit facility. The proceeds of this loan will be used to repay prior short term loans, to pay the costs to complete the redesign of The Reserve and certain construction activities completed prior to suspension of construction of The Reserve, and for other working capital purposes.

     On March 26, 1997, the Company commenced an arbitration proceeding against the Gem Stockholders for breaches of the Merger Agreement described in Note 10 and the implied covenant of good faith and fair dealing related to the merger. The Company and the Gem Stockholders entered into a settlement agreement dated as of May 3, 1997, which became effective on June 19, 1997 upon its approval by the Nevada Gaming Commission. In lieu of the merger consideration provided for in the Merger Agreement, Ameristar will pay $32,650,000 to the Gem Stockholders in installments, plus interest, and reconvey to an affiliate of one of the Gem Stockholders Ameristar's interest in certain aviation-related assets acquired in July 1996. Ameristar made an initial payment of $4.0 million to the Gem Stockholderson June 20, 1997 and has issued subordinated unsecured promissory notes for the balance of the cash consideration. The per annum interest rate on these notes is 8 percent, subject to increase (up to a maximum of 18 percent per annum) following one or more failures to make payments under the notes by schedules dates. Interest will be paid initially on a quarterly basis and on a monthly bases after October 1998. The notes will require annual principal payments of up to $3.0 million commencing in November 1998 and will mature on December 31, 2004. The Notes may be prepaid at any time without penalty and will be subordinated to up to $250 million in senior indebtedness selected by Ameristar.


Based on the merger consideration provided for in the settlement agreement, the amounts recorded on the Company's consolidated balance sheet as notes payable to the Gem Stockholders and the excess of purchase price over fair market value of net assets acquired will be adjusted to reflect the modified terms set forth in the settlement agreement.

                         SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERISTAR CASINOS, INC.
                                   (Registrant)



June 24, 1997                 By:  /s/ Thomas Steinbauer
                                   Thomas Steinbauer
                                   Senior Vice President of Finance
                                   and Chief Financial Officer


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
          N.A. ("WFB/FIB"), as agent,
          together with a list
          describing omitted schedules
          and exhibits thereto.
  10.7(b) Consent to Merger and          Incorporated by reference
          Increased Commitment           to Exhibit 10.4 to the
          Agreement, dated October 4,    September 1996 10-Q.
          1996, among ACI, the lenders
          listed therein and WFB/FIB,
          as agent.
  10.8(a) Merger Agreement, dated as of  Incorporated by reference
          May 31, 1996, among Gem, ACI,  to Exhibits 10.1 and 99.1
          ACLVI, Steven W. Rebeil        to ACI's Quarterly Report
          ("Rebeil") and Dominic J.      on Form 10-Q for the
          Magliarditi ("Magliarditi"),   quarter ended June 30,
          together with a list           1996 (the "June 1996 10-
          describing omitted schedules   Q").
          and exhibits thereto.
  10.8(b) First Amendment to Merger      Incorporated by reference
          Agreement, dated July 2,       to Exhibit 10.5 to the
          1996, among Gem, ACI, ACLVI,   June 1996 10-Q.
          Rebeil and Magliarditi.
  10.8(c) Second Amendment to Merger     Incorporated by reference
          Agreement, dated as of         to Exhibits 10.3 and 99.1
          September 27, 1996, among      to ACI's Current Report
          Gem, ACI, ACLVI, Rebeil and    on Form 8-K filed on
          Magliarditi, together with a   October 24, 1996 (the
          list describing omitted        "October 1996 8-K").
          schedules and exhibits
          thereto.
  10.8(d) Gem Individuals' Notes Escrow  Incorporated by reference
          Agreement and Escrow           to Exhibit 10.4 to the
          Instructions, dated as of      October
          September 27, 1996, among      1996 8-K.
          ACI, Rebeil and Magliarditi.
  10.8(e) Letter agreement, dated        Incorporated by reference
          October 3, 1996, between ACI   to Exhibit 10.5 to the
          and Magliarditi.               October
                                         1996 8-K.
  10.8(f) Purchase Agreement, dated as   Incorporated by reference
          of June 30, 1996, between ACI  to Exhibit 10.6 to the
          and Gem Air, Inc. ("Gem        June 1996 10-Q.
          Air").
  10.8(g) Aircraft Operating Agreement,  Incorporated by reference
          dated as of July 5, 1996,      to Exhibit 10.4 to the
          between ACI and Gem Air.       June 1996 10-Q.
  10.8(h) Operating Agreement of Nevada  Incorporated by reference
          AG Air, Ltd. ("NVAGAIR"),      to Exhibit 10.2 to the
          dated as of July 5, 1996.      June 1996 10-Q.
  10.8(i) Sublease, dated as of          Incorporated by reference
          June 30, 1996, between ACI     to Exhibit 10.3 to the
          and NVAGAIR.                   June 1996 10-Q.
  10.9(a) Lease, dated September 8,      Incorporated by reference
          1992, between Magnolia Hotel   to Exhibit 10.2 to the
          Company and ACVI as the        Form S-1.
          assignee of Craig H. Neilsen.
  10.9(b) First Amendment to Agreement,  Incorporated by reference
          dated July 14, 1993, between   to Exhibit 10.2(b) to the
          Magnolia Hotel Company and     1995 10-K.
          ACVI as the assignee of Craig
          H. Neilsen.
  10.9(c) Second Amendment to Lease      Incorporated by reference
          Agreement, dated June 1,       to Exhibit 10.2(c) to the
          1995, between Magnolia Hotel   1995 10-K.
          Company and ACVI.
  10.10(a)Lease, dated September 18,     Incorporated by reference
          1992, between R.R. Morrison,   to Exhibit 10.3 to the
          Jr. and ACVI as the assignee   Form S-1.
          of Craig H. Neilsen.
  10.10(b)First Amendment to Lease       Incorporated by Reference
          Agreement, dated June 1,       to Exhibit 10.3 to the
          1995, between R.R. Morrison &  1995 10-K.
          Son, Inc. and ACVI.
  10.11(a)Lease, dated December 11,      Incorporated by reference
          1992, between Martha Ker       to Exhibit 10.4 to the
          Brady Lum et. al. and ACVI as  Form S-1.
          the assignee of Craig H.
          Neilsen.
  10.11(b)First Amendment to Lease       Incorporated by reference
          Agreement, dated June 1,       to Exhibit 10.4(b) to the
          1995, between Lawrence O.      1995 10-K.
          Branyan, Jr., as trustee of
          the Brady-Lum Family Trust
          dated May 15, 1993 and ACVI.
  10.12   Settlement, Use and            Incorporated by reference
          Management Agreement and DNR   to Exhibit 10.12 to ACI's
          Permit, dated May 15, 1995,    Annual Report on Form 10-K
          between the State of Iowa      for the year ended
          acting through the Iowa        December 31, 1996 (the
          Department of Natural          "1996 10-K").
          Resources and ACCBI as the
          assignee of Koch Fuels, Inc.
          See also Exhibit 99.1
  10.13   Option Agreement, dated July   Incorporated by reference
          11, 1995, between Levy Realty  to Exhibit 10.13 to the
          Trust and ACLVI as the         1996 10-K.
          successor to Gem Gaming, Inc.
          ("Gem").
  10.14   Contract, dated December 19,   Incorporated by reference
          1995, between ACCBI and        to Exhibit 10.16 to the
          Perini-Andersen, a joint       1995 10-K.
          venture.
  10.15(a)AIA Standard Form of           Incorporated by reference
          Agreement between Owner and    to Exhibit 10.1 to the
          Contractor (Form No. A101-     September 1996 10-Q.
          1987) and First Addendum to
          Contractor's Agreement (Hotel
          Tower), dated October 25,
          1995, between ACLVI (as the
          successor to Gem) and Camco
          Pacific Construction Company,
          Inc. ("Camco Pacific").
  10.15(b)AIA Standard Form of           Incorporated by reference
          Agreement between Owner and    to Exhibit 10.2 to the
          Contractor (Form No. A101-     September 1996 10-Q.
          1987) and First Addendum to
          Contractor's Agreement
          (Casino), dated October 25,
          1995, between ACLVI (as the
          successor to Gem) and Camco
          Pacific.
  10.16   Excursion Boat Sponsorship     Incorporated by reference
          and Operations Agreement,      to Exhibit 10.15 to the
          dated September 15, 1994,      1995 10-K.
          between Iowa West Racing
          Association and ACCBI.
  21.1    Subsidiaries of ACI.           Incorporated by reference
                                         to Exhibit 21.1 to the
                                         1996 10-K.
  23.1    Consent of Arthur Andersen     Filed electronically
          LLP.                           herewith.
  27.1    Financial Data Schedule.       Incorporated by reference
                                         to Exhibit 27.1 to the
                                         1996 10-K.
  99.1    Agreement to furnish the       Incorporated by reference
          Securities and Exchange        to Exhibit 99.1 to the
          Commission omitted exhibits    1996 10-K.
          and schedules to certain
          exhibits and certain
          instruments defining the
          rights of holders of certain
          long-term debt.

     * Denotes a management contract or compensatory plan or
                          arrangement.