Form 10-Q
period 1997-06-30
AMERISTAR CASINOS INC
filed 1997-08-14
CIK 912145

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                             FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

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

As of August 12, 1997, 20,360,000 shares of Common Stock of the registrant were issued and outstanding.

                      AMERISTAR CASINOS, INC.
                             FORM 10-Q

                               INDEX

                                                           Page No.

Part I.  FINANCIAL INFORMATION

  Item 1.Financial Statements:

          A.   Condensed Consolidated Balance
               Sheets at June 30, 1997 (unaudited)
               and December 31, 1996                        3 - 4

          B.   Condensed Consolidated Statements
               of Income (unaudited) for the three
               months and six months ended
               June 30, 1997 and 1996                         5

          C.   Condensed Consolidated Statements
               of Cash Flows (unaudited) for the
               six months ended June 30, 1997 and
               1996                                           6

          D.   Notes to Condensed Consolidated
               Financial Statements                         7 - 9

  Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       10 - 19

  Item 3.Quantitative and Qualitative Disclosures
          About
          Market Risk                                         19


Part II.  OTHER INFORMATION

  Item 1.Legal Proceedings                                   20

  Item 4.Submission of Matters to a Vote of
          Security Holders                                   20

  Item 6.Exhibits and Reports on Form 8-K                    21


SIGNATURE                                                    22

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                              ASSETS
                                         June 30,      December 31,
                                          1997            1996
                                       -----------      ----------
                                       (unaudited)
CURRENT ASSETS:

Cash                                   $   12,622       $   10,724

Restricted cash                               286              418

Accounts receivable, net                    1,048            1,408

Inventories                                 2,358            2,385

Prepaid   expenses   and
    deferred income taxes                   5,440            5,219
                                       ----------       ----------
     Total   current   assets              21,754           20,154

PROPERTY AND EQUIPMENT AND LEASEHOLD
   INTERESTS, at cost, less accumulated
   depreciation and amortization of
   $63,131 and $56,253, respectively      231,296          225,470

PREOPENING COSTS                            3,677            2,594

EXCESS OF PURCHASE PRICE OVER FAIR
   MARKET  VALUE  OF NET ASSETS ACQUIRED   15,382           19,043

DEPOSITS AND OTHER ASSETS                   2,947            2,791
                                       ----------       ----------
                                       $  275,056       $  270,052
                                       ==========       ==========
  The accompanying notes are an integral part of these condensed consolidated financial statements.

              AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands)

               LIABILITIES AND STOCKHOLDERS' EQUITY
                                         June 30,      December 31,
                                           1997            1996
                                       ----------      ----------
                                       (unaudited)
CURRENT LIABILITIES:

Accounts payable                        $    3,729     $    7,303
Construction   contracts payable             2,922          5,336
Accrued    liabilities                      14,864         13,564
Current obligations under
   capitalized leases                        1,194            506
Current  maturities   of
   notes payable and long-term debt          9,842         19,740
Federal income tax payable                   2,856             49
                                        ----------     ----------
Total current liabilities                   35,407         46,498
                                        ----------     ----------
OBLIGATIONS UNDER CAPITALIZED LEASES,
   net of current maturities                10,598          8,333
                                        ----------     ----------
NOTES PAYABLE AND LONG-TERM DEBT,
   net of current maturities               147,732        135,560
                                        ----------     ----------
DEFERRED INCOME TAXES                        4,813          8,446
                                        ----------     ----------
MINORITY INTEREST                              -              271
                                        ----------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value:
     Authorized  -  30,000,000 shares
     Issued  -  None                           -              -
  Common  stock,  $.01  par value:
     Authorized  -  30,000,000 shares
     Issued and outstanding  -
         20,360,000 shares                     204            204
     Additional paid-in capital             43,043         43,043
     Retained earnings                      33,259         27,697
                                        ----------     ----------
       Total stockholders' equity           76,506         70,944
                                        ----------     ----------
                                        $  275,056     $  270,052
                                        ==========     ==========
  The accompanying notes are an integral part of these condensed consolidated financial statements.

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data)
                            (Unaudited)


                                       Three Months        Six Months
                                      Ended June 30,     Ended June 30,
                                      1997      1996    1997       1996
                                    -------   -------  -------   -------
REVENUES:
   Casino                           $43,456   $41,246  $85,649   $78,625
   Food and beverage                  7,643     5,684   14,850    10,415
   Rooms                              2,502     1,986    4,666     3,501
   General store                        669       623    1,220     1,160
   Other                              1,457     1,370    2,754     2,540
                                    -------   -------  -------   -------
                                     55,727    50,909  109,139    96,241
   Less:  Promotional allowances      3,757     3,099    7,556     5,525
                                    -------   -------  -------   -------
       Net Revenues                  51,970    47,810  101,583    90,716
                                    -------   -------  -------   -------
OPERATING EXPENSES:
   Casino                            19,535    20,000   39,196    37,175
   Food and beverage                  4,905     2,996    9,485     6,008
   Rooms                                799       587    1,515     1,115
   General store                        524       514    1,030     1,011
   Other                              1,358     1,174    2,604     2,327
   Selling,  general  and
      administrative                  9,791     8,358   19,091    16,285
   Business development                 245       379      500       802
   Utilities and maintenance          2,561     2,616    4,995     4,937
   Depreciation and amortization      4,151     3,531    8,072     6,801
   Preopening costs                    -          291     -        6,146
                                    -------   -------  -------  --------
       Total operating expenses      43,869    40,446   86,488    82,607
                                    -------   -------  -------  --------
Income from operations                8,101     7,364   15,095     8,109

OTHER INCOME (EXPENSE):
   Interest income                      128        73      167       266
   Interest expense                  (2,731)   (1,604)  (5,885)   (3,513)
   Other                               (655)       -      (549)       63
                                    -------   -------  -------   -------
INCOME BEFORE INCOME TAX PROVISION    4,843     5,833    8,828     4,925
   Income tax provision               1,791     2,117    3,266     1,781
                                    -------   -------  -------  --------
NET INCOME                          $ 3,052   $ 3,716  $ 5,562   $ 3,144
                                    =======   =======  =======   =======

EARNINGS PER SHARE                  $   .15   $   .18  $   .27   $   .15
                                    =======   =======  =======   =======

WEIGHTED AVERAGE SHARES OUTSTANDING  20,360    20,360   20,360    20,360
                                    =======   =======  =======   =======

   The accompanying notes are an integral part of these condensed consolidated financial statements.

              AMERISTAR CASINOS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)
                            (UNAUDITED)

                                                   Six Months
                                                 Ended June 30,
                                                1997        1996
                                              -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $ 5,562      $ 3,144
                                              -------      -------
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Depreciation and amortization              8,072        6,801
     Amortization of preopening costs                        6,146
     Net loss (gain) on disposition of
       assets                                     471          (63)
     Change in deferred taxes                  (2,084)         -
     Decrease (increase) in other current
       assets                                     348       (1,085)
     Increase in income tax receivable            -           (343)
     Increase in federal income tax
       payable                                  2,790          -
     (Decrease) increase in other current
       liabilities                             (2,274)       3,924
                                              -------      -------
  Total adjustments                             7,323       15,380
                                              -------      -------
Net cash provided by operating activities      12,885       18,524
                                              -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (15,252)     (26,666)
  Decrease in construction contracts
     payable                                   (2,414)      (4,465)
  Proceeds from sale of assets                    175           63
  Decrease in deposits and other non-
     current assets                            (1,240)      (3,974)
                                              -------     --------
Net cash used in investing activities         (18,731)     (35,042)
                                              -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable
     and long-term debt                        23,424        3,525
  Restricted security deposit                     -         11,511
  Principal payments of notes payable,
     long-term debt and capitalized leases    (15,680)      (4,573)
                                              -------      -------
Net cash provided by financing activities       7,744       10,463
                                              -------      -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              1,898       (6,055)

CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD                                       10,724       14,787
                                              -------      -------
CASH AND CASH EQUIVALENTS - END OF PERIOD     $12,622      $ 8,732
                                              =======      =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the period for interest
     (net of amounts capitalized)             $ 3,307      $ 4,378
                                              =======      =======
  Cash paid for income taxes                  $ 2,510      $ 2,450
                                              =======      =======
  Assets purchased with long-term debt        $   304      $   313
                                              =======      =======
  Assets purchased with capitalized leases    $ 3,212      $   107
                                              =======      =======

 The accompanying notes are an integral part of these condensed consolidated financial statements.

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. ("Ameristar") and its wholly owned and majority owned subsidiaries (collectively, the "Company"). The Company's principal subsidiaries, all of which are wholly owned, are Cactus Pete's, Inc. ("CPI"), Ameristar Casino Vicksburg, Inc. ("ACVI"), Ameristar Casino Council Bluffs, Inc. ("ACCBI") and Ameristar Casino Las Vegas, Inc. ("ACLVI"). All significant intercompany transactions have been eliminated.

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

     Certain reclassifications, having no effect on net income, have been made to the prior periods condensed consolidated financial statements to conform to the current periods' presentation.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1996 and Current Reports on Form 8-K filed on June 24, 1997 and July 30, 1997.

NOTE 2 - NOTES PAYABLE AND LONG-TERM DEBT

     On July 5, 1995, the Company, as borrower, and its principal operating subsidiaries, as guarantors, entered into a reducing revolving credit facility (the "1995 Revolving Credit Facility") with a syndicate of banks. The maximum principal amount available was increased to $99.0 million in connection with the Company's acquisition of The Reserve. The maximum amount available reduced to $94.5 million on January 1, 1997. As of June 30, 1997, the Company had drawn the maximum amount available under the 1995 Revolving Credit Facility. The Company obtained the approval in principle of the bank syndicate to waive a $4.7 million principal reduction scheduled for July 1, 1997, if a new bank credit facility (the "Revolving Credit Facility") to replace the 1995 Revolving Credit Facility had not been completed by that date. Accordingly, the accompanying balance sheets classifies the amount of this scheduled principal reduction as long-term debt.

     On March 26, 1997, the Company obtained a $20.0 million short-term unsecured loan from a bank. The short-term loan bears interest based either on LIBOR or the bank's prime rate, at the election of the Company, plus an applicable margin. At June 30, 1997, the applicable interest rate was 8.7% per annum. The loan was originally scheduled to mature on May 31, 1997. Although the bank syndicate for the Revolving Credit Facility approved in principle an increase in the 1995 Revolving Credit Facility that would provide sufficient funds to repay this short-term loan at maturity, the Company requested the lender to extend the maturity date pending the completion of the Revolving Credit Facility. Based on the bank syndicate's approval in principle, the accompanying balance sheet at June 30, 1997 classifies this loan as a long-term obligation.

     Notes payable and long-term debt at June 30, 1997 include notes payable to the former stockholders (the "Gem Stockholders") of Gem Gaming, Inc. ("Gem"), for merger consideration in connection with the October 9, 1996 acquisition of The Reserve. Based on the settlement agreement with the Gem Stockholders, the outstanding balance of these notes payable at June 30, 1997 was $28.7 million.

NOTE 3 - ACQUISITION OF THE RESERVE

     The amount recorded as notes payable in connection with the Company's acquisition of The Reserve from Gem, the original developer of the property, exceeds the fair market value of the net assets acquired by the Company in the merger. The excess of purchase price over fair market value of net assets acquired, will be amortized over the estimated 40-year depreciable life beginning in the period in which the acquired property commences operations.

NOTE 4 - EARNINGS PER SHARE

     In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS
128"), "Earnings Per Share", effective for fiscal years ending after December 15, 1997. The Company will adopt SFAS 128 for the year ending December 31, 1997. SFAS 128 requires the computation and presentation of basic and diluted earnings per share for all periods for which an income statement is presented. For the three- and six-month periods ended June 30, 1997 and 1996, the Company had no material dilutive securities outstanding.

     Options to purchase 620,000 and 549,000 shares of common stock were outstanding at June 30, 1997 and 1996, respectively, at exercise prices of $5.06-$16.00 and $5.94-$16.00, respectively. These options were not included in a pro forma computation of earnings per share assuming dilution because the options' exercise prices were predominantly greater than the average market price of the common shares during the respective periods presented. Therefore, the effect of dilutive securities on earnings per share was not material.


NOTE 5 - SUBSEQUENT EVENT - REFINANCING OF LONG-TERM DEBT

     In July 1997, the Company completed a refinancing of its long-term debt through the new $125 million Revolving Credit Facility and the sale of $100 million aggregate principal amount of 10-1/2% Senior Subordinated Notes due 2004 Series A (the "Senior Subordinated Notes"). The Revolving Credit Facility was entered into on July 8, 1997, pursuant to a Credit Agreement among Ameristar, CPI, ACVI, ACCBI and ACLVI, a syndicate of banks and Wells Fargo Bank, National Association as Agent Bank, Arranger and Swingline Lender. The 1995 Revolving Credit Facility was terminated and repaid upon the funding  of the initial draw under the Revolving  Credit
Facility.  The Senior Subordinated Notes were issued
by Ameristar at par in a private placement. The net proceeds from the sale of the Senior Subordinated Notes were used to repay $82.4 million in borrowings and interest under the Revolving Credit Facility, $13.1 million in other indebtedness and $800,000 in loan fees for the Revolving Credit Facility. Following the application of the net proceeds from the sale of the Senior Subordinated Notes, the outstanding principal balance of the Revolving Credit Facility was $32.6 million.

     The Revolving Credit Facility will mature on June 30, 2003. Prior to maturity, the maximum principal available under the Revolving Credit Facility will reduce semiannually (commencing on July 1, 1999) by an aggregate of $50.0 million in increasing increments ranging from $2.5 million to $10.0 million. The Revolving Credit Facility is secured by substantially all the real and personal property of the Company.

     The Senior Subordinated Notes were issued under an Indenture dated July 15, 1997. All of Ameristar's current subsidiaries have guaranteed, or will guarantee, Ameristar's payment obligations on the Senior Subordinated Notes. The Senior Subordinated Notes will mature on August 1, 2004, but are subject to earlier redemption in whole or in part under certain circumstances. The Senior Subordinated Notes are not secured and are subordinate to all existing and future Senior Indebtedness (as defined), which includes the Revolving Credit Facility.

ITEM 2.    MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS


OVERVIEW


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

     CPI owns and operates Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. ACVI owns and operates a riverboat-themed dockside casino (the "Vicksburg Casino") and related land-based facilities (collectively, "Ameristar Vicksburg") in Vicksburg, Mississippi. ACVI is also developing a 150-room hotel at Ameristar Vicksburg expected to open in April of 1998. ACCBI owns and operates a riverboat casino (the "Council Bluffs Casino") and related land-based hotel and other facilities (collectively, "Ameristar Council Bluffs") in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska. Ameristar Council Bluffs was opened in stages during 1996 and early 1997. The Council Bluffs
Casino opened on January 19, 1996, and most of the land-based facilities opened during the second and fourth quarters of 1996. The land-based facilities were completed during the first quarter of 1997, with the opening of the steakhouse on February 25 and the indoor swimming pool and spa on March 3, 1997.

     ACLVI is developing The Reserve Hotel & Casino ("The Reserve") in Henderson, Nevada at the intersection of Interstate 515 and Lake Mead Drive. The Company acquired The Reserve on October 9, 1996, through the merger of Gem Gaming, Inc. ("Gem"), the initial developer of The Reserve, into ACLVI. ACLVI has redesigned The Reserve to expand and enhance the property and will complete construction of The Reserve and operate the property. The Company is preparing to accelerate construction of The Reserve, and management expects that construction will be completed to permit an opening of Phase I of The Reserve in January 1998. The settlement agreement between the Company and the former Gem stockholders, which fixed the form and amount of merger consideration payable by the Company for The Reserve, became effective on June 20, 1997 following its approval by the Nevada Gaming Commission.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The following table highlights the results of operations of Ameristar's operating subsidiaries for its principal properties:



                              Three months ended   Six months ended
                              June 30   June 30    June 30  June 30
                              -----------------   -----------------
                               1997      1996       1997     1996
                              -------   -------   --------  -------
Net revenues:

  Jackpot Properties          $14,174   $13,614   $ 26,552  $25,409
  Ameristar Vicksburg          16,751    16,895     32,299   33,183
  Ameristar Council Bluffs     21,045    17,325     42,732   32,124
  Corporate and other             -         (24)      -         -
                              -------   -------   --------  -------
    Total Net Revenues        $51,970   $47,810   $101,583  $90,716
                              =======   =======   ========  =======
Operating income (1)

  Jackpot Properties          $ 3,080   $ 2,744   $  5,301  $ 4,515
  Ameristar Vicksburg           4,038     3,800      6,954    6,999
  Ameristar Council Bluffs      3,311     2,346      7,411     (119)
  Corporate and other          (2,328)   (1,526)    (4,571)  (3,286)
                              -------   -------   --------  -------
    Total Operating Income    $ 8,101   $ 7,364   $ 15,095  $ 8,109
                              =======   =======   ========  =======
EBITDA (2)

  Jackpot Properties          $ 3,820   $ 3,352   $  6,661  $ 5,872
  Ameristar Vicksburg           5,558     5,525     10,056   10,445
  Ameristar Council Bluffs      5,017     3,826     10,734    8,008
  Corporate  and  other        (2,143)   (1,517)    (4,284)  (3,269)
                              -------   -------   --------  -------
    Total EBITDA              $12,252   $11,186   $ 23,167  $21,056
                              =======   =======   ========  =======

(1) Income from operations includes the amortization or expensing of preopening costs of $291,000 and $6.1 million for the three and six months ended June 30, 1996 related to Ameristar Council Bluffs.

  (2) EBITDA consists of income from operations plus depreciation, amortization and preopening costs. EBITDA should not be construed as an alternative to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA information may calculate EBITDA in the same manner as the Company.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Results of Operations

Summary of Operating Results

     Ameristar showed continuing overall growth in revenues and income from operations for the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996. A full three-month period of operations for the Council Bluffs property with its completed land-based amenities and a full six months of casino operations in 1997 were the main factors for these increases. Consolidated net revenues for the three and six months ended June 30, 1997 showed 8.7% and 12.0% increases, respectively, to $52.0 million and $101.6 million, respectively, compared to $47.8 million and $90.7 million respectively for the three and six months ended June 30, 1996.

     Income from operations for the three and six months ended June 30, 1997 was $8.1 million and $15.1 million, respectively, compared to $7.7 million and $14.3 million before preopening costs for the same periods in 1996. Total operating expenses before preopening costs as a percentage of net revenues were relatively stable on a year-to-year basis, at 84.4% and 84.0% for the three-month periods ended June 30, 1997 and 1996, respectively, and 85.1% and 84.3% for the six months ended June 30, 1997 and 1996, respectively.

     Net income for the three and six months ended June 30, 1997 was $3.1 million and $5.6 million, respectively, compared to net income of $3.9 million and $7.1 million, respectively, before preopening costs in the three and six months ended June 30, 1996. After taking into account the pretax write-off of $291,000 and $6.1 million, respectively, in preopening costs relating to Ameristar Council Bluffs in the three- and six-month periods ended June 30, 1996, the Company had net income of $3.7 million and $3.1 million, respectively, for the three- and six-month periods ended June 30, 1996. The lower net income before preopening costs for the three and six months ended June 30, 1997 compared to the same periods in 1996 primarily reflects increased interest expense, due to higher debt levels and the cessation of interest capitalization on Ameristar Council Bluffs and increased depreciation and amortization.

     Earnings per share for the three and six months ended June 30, 1997 were $0.15 and $0.27, respectively, compared to earnings per share before preopening costs of $0.19 and $0.35, respectively, for the three and six months ended June 30, 1996. After the write-off of preopening costs for Ameristar Council Bluffs, the earnings per share for the three and six months ended June 30, 1996 were $0.18 and $0.15, respectively.

Revenues

     A full six months of operations of the casino and a full three months of operations with the completed land-based facilities at Ameristar Council Bluffs in 1997 compared to only casino operations from mid-January to mid-June 1996 and only casino and two restaurant operations during late June 1996 propelled Ameristar Council Bluffs' net revenues to $21.0 million and $42.7 million, respectively, for the three- and six-month periods ended June 30, 1997, compared to $17.3 million and $32.1 million for the same periods in 1996, increases of $3.7 million or 21.5% and $10.6 million or 33.0%, respectively. Operating income at Ameristar Council Bluffs increased from $2.6 million and $6.0 million (before preopening costs of $291,000 and $6.1 million), respectively, for the three- and six-month periods ended June 30, 1996 to $3.3 million and $7.4 million for the same periods in 1997, despite an aggregate increase of $1.3 million and $3.0 million, respectively, in depreciation and amortization and selling, general and

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


administrative expenses relating primarily to the new land-based facilities for the three- and six-month periods ended June 30, 1997.

     The Jackpot Properties improved for the three- and six-month periods ended June 30, 1997 compared to the same periods in 1996, posting 12.2% and 17.4% increases, respectively, in operating income (from $2.7 million to $3.1 million and $4.5 million to $5.3 million, respectively) on 4.1% and 4.5% increases, respectively, in revenues (from $13.6 million to 14.2 million and $25.4 million to $26.6 million, respectively). Management believes that these increases are the result of the replacement of older slot machines with 587 state-of-the-art models, as well as the installation of an enhanced slot player tracking system and an aggressive marketing strategy. These actions were taken to offset decreases in revenues experienced in 1996, which management attributed to increased competition in Jackpot and from Native American and other casinos in the outer market, including Washington, Oregon and Alberta, Canada, and a decline in 1996 in the rates of population and economic growth in southern Idaho.

     While Ameristar Vicksburg continued to be the gaming revenue market leader in Warren County, Mississippi, net revenues decreased approximately 0.9% and 2.7%, respectively, from $16.9 million and $33.2 million for the three months and six months ended June 30, 1996 to $16.8 million and 32.3 million for the three and six months ended June 30, 1997. Management believes that the decrease in 1997 reflects shrinkage in the territorial size of the Vicksburg market due to competition from casinos in Shreveport and Bossier City, Louisiana and Philadelphia, Mississippi. Operating income for the three months ended June 30, 1997 increased by 6.3 % from $3.8 million for the three months ended June 30, 1996 to $4.0 million for the same period in 1997 while operating income for the six months ended June 30, 1997 remained stable at $7.0 million for both years. In an effort to expand the market territory of Ameristar Vicksburg and encourage longer visits, the Company is constructing a 150-room hotel across from the main entrance to the casino, which is expected to open in the second quarter of 1998.

     On a consolidated basis for the three and six months ended June 30, 1997 compared to the same periods in 1996, casino revenues increased $2.2 million or 5.4% and $7.0 million or 8.9%, respectively, food and beverage revenues increased $2.0 million or 34.5%, and $4.4 million or 43.0%, respectively, and rooms revenues increased $0.5 million or 26.0% and $1.2 million or 33.3%, respectively. The increases in consolidated total net revenues are attributable to the completed Ameristar Council Bluffs property and the improvements at the Jackpot Properties partially offset by the net revenues decrease at Ameristar Vicksburg.

Expenses

     For the three- and six-month periods ended June 30, 1997 as compared to the 1996 periods, casino expenses decreased $0.5 million or 2.3% and increased $2.0 million or 5.4%, respectively, food and beverage expenses increased $1.9 million or 63.7% and $3.5 million or 57.9%, respectively, and rooms expenses increased $0.2 million or 36.1% and $0.4 million or 35.9%, respectively. The increases in each of these expenses is primarily attributable to the expanded operations at Ameristar Council Bluffs.

     Selling, general and administrative expenses increased $1.4 million or 17.1% and $2.8 million or 17.2%, respectively, for the three and six months ended June 30, 1997 as compared to the same periods of the prior year, due primarily to the expanded operations at Ameristar Council Bluffs and other costs associated with the Company's continued growth.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Business  development costs decreased $0.1  million  and  $0.3 million for the three- and six-month periods ended June 30, 1997 compared to the same period of the prior year, respectively, as the Company focused its efforts on current projects, including the development of The Reserve and the hotel at Ameristar Vicksburg and the casino enhancements at the Jackpot Properties. The Company continues to explore gaming development opportunities in other jurisdictions and potential acquisitions in the gaming industry. However, pending the availability of adequate funds for the construction of Phases I and II of The Reserve, the Company does not anticipate undertaking any additional expansion opportunities that would require a material amount of capital expenditures by the Company.

     Depreciation expenses for the three and six months ended June 30, 1997 increased due to the inclusion of the completed Ameristar Council Bluffs facilities in the Company's depreciable asset base, offset by modest decreases in depreciation expenses at the Jackpot Properties and Ameristar Vicksburg.

     Interest expense was $2.7 million and $5.9 million, respectively, net of capitalized interest of $0.9 million and $1.8 million, respectively, for the three and six months ended June 30, 1997, an increase of $1.1 million or 70.3% and $2.4 million or 67.5%, respectively, over the same periods in 1996. The increased interest expense relates primarily to increased debt incurred to finance construction of Ameristar Council Bluffs.

     The Company's effective federal income tax rate for the three and six months ended June 30, 1997 was 37%, versus the federal statutory rate of 35%. The excess of the effective rate over the statutory rate is due to certain expenses deducted in the current period for financial reporting purposes which are not currently deductible for tax purposes.


Liquidity and Capital Resources

     The Company's cash flow from operations was $12.9 million and $18.5 million, respectively, for the six months ended June 30, 1997 and 1996. The Company had unrestricted cash of approximately $12.6 million as of June 30, 1997. The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures primarily through bank debt and other debt financing. The Company's current assets increased by approximately $1.6 million from December 31, 1996 to June 30, 1997, primarily resulting from an increase in cash on hand. This increase in cash resulted from a net increase in borrowings of $7.7 million during the six months and the $12.6 million of cash flow from operations, partially offset by capital expenditures related to The Reserve (including a $4.0 million payment to the former Gem stockholders), Ameristar Council Bluffs and other capital improvement projects.

     Until July 15, 1997, Ameristar, as borrower, and its principal subsidiaries, as guarantors, maintained a Revolving Credit Facility with Wells Fargo Bank, NA ("WFB") and a syndicate of banks (the "1995 Revolving Credit Facility"). The maximum principal available under the 1995 Revolving Credit Facility at June 30, 1997 was $94.5 million. Borrowings under the 1995 Revolving Credit Facility bear interest at a rate based either on LIBOR or WFB's prime rate, at the election of the Company, and the ratio of the Company's consolidated total debt to consolidated cash flow, as measured by an EBITDA formula. As of June 30, 1997, the Company had one LIBOR draw outstanding for the entire $94.5 million, with a current interest rate of approximately 8.72% per annum.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     On March 26, 1997, Ameristar obtained a $20.0 million short-term unsecured loan from WFB. A portion of the proceeds from this loan was used to repay other short-term loans in the principal amount of $12.0 million ($10.0 million on March 28, 1997 and $2.0 million on April 10, 1997). The WFB short-term loan bears interest based either on LIBOR or the bank's prime rate, at the election of Ameristar, plus an applicable margin. At June 30, 1997, the applicable interest rate was 8.7% per annum.

     Upon the effectiveness of the settlement agreement with the former Gem stockholders on June 20, 1997 and as part of the consideration for the acquisition of The Reserve, Ameristar issued unsecured subordinated promissory notes to the former Gem stockholders in an aggregate principal amount of $28.7 million (the "Gem Notes"). The per annum interest rate on the Gem Notes is 8%, subject to increases up to a maximum of 18% per annum, following one or more failures to make payments under the Gem Notes by scheduled dates. Any interest not paid when scheduled will thereafter accrue interest as principal. The Gem Notes require annual principal reduction payments ranging from $2.0 million to $3.0 million commencing in November 1998. The Gem Notes mature on December 31, 2004 and may be prepaid in whole or in part without penalty at any time. The Gem Notes are not subject to acceleration or other collection efforts upon failure to make a scheduled payment prior to maturity, and the only remedy for such a failure to make a scheduled payment is an increase in interest rate as described above. The Gem Notes are subordinate to the Revolving Credit Facility (as defined below), the Senior Subordinated Notes (as defined below) and other long-term indebtedness of Ameristar specified by Ameristar up to a maximum of $250 million.

     At June 30, 1997, the Company had other long-term indebtedness in a aggregate principal amount of $20.2 million.

     In  July  1997,  the  Company refinanced  its  long-term  debt through a new $125 million revolving bank credit facility (the "Revolving Credit Facility") and the sale of $100 million aggregate principal amount of 10-1/2% Senior Subordinated Notes due 2004 Series A (the "Senior Subordinated Notes").

     The Revolving Credit Facility was entered into on July 8, 1997, pursuant to a Credit Agreement among Ameristar and CPI, ACVI, ACCBI and ACLVI (the "Borrowers"), a syndicate of bank lenders and WFB as Agent Bank, Arranger and Swingline Lender. The Borrowers made an initial draw of $114.5 million under the Revolving Credit Facility on July 15, 1997, which was used to repay $94.5 million in borrowings outstanding under the 1995 Revolving Credit Facility and the $20.0 million short-term loan from WFB.

     The Senior Subordinated Notes were issued by Ameristar at par in a private placement to certain initial purchasers for resale to qualified institutional buyers pursuant to the exemption provided by Rule 144A of the Securities and Exchange Commission. The net proceeds from the sale of the Senior Subordinated Notes were used to repay $82.4 million in borrowings and interest under the Revolving Credit Facility, $13.1 million in other indebtedness and $800,000 in loan fees for the Revolving Credit Facility. Following the application of the net proceeds from the sale of the Senior Subordinated Notes, the outstanding principal balance of the Revolving Credit Facility was $32.6 million.

     Until Phase I of The Reserve is completed, additional draws under the Revolving Credit Facility may be used only for the construction of The Reserve, the acquisition of additional land for the development of The Reserve currently under option and the replenishment of working capital used to fund the $4.0 million payment paid in June 1997 to the former Gem stockholders related to the acquisition of The Reserve and certain expenses incurred in connection with the Revolving Credit Facility. Draws for

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


construction of The Reserve will be subject to the satisfaction of various conditions typically applicable to construction loans. Following completion of Phase I of The Reserve, Revolving Credit Facility proceeds may be used only for working capital purposes of the Borrowers and funding ongoing capital expenditures for existing facilities, including construction of Phase II of The Reserve and the acquisition of additional land under option adjacent to The Reserve site.

     Borrowings under the Revolving Credit Facility are designated by the Borrowers on a quarterly basis as either base rate or London Interbank Offered Rate ("LIBOR") borrowings. The interest rate generally will be equal to WFB's per annum prime rate in effect from time to time or the per annum LIBOR rate, plus in each case an applicable margin determined by reference to the Borrowers' rolling four-quarter ratio of total funded debt to EBITDA (as defined below). The range of the base rate margin is from 0.25 percentage points to 2.25 percentage points, and the range of the LIBOR margin is from 1.50 percentage points to 3.50 percentage points.

     The Revolving Credit Facility will mature on June 30, 2003. Prior to maturity, the maximum principal available under the Revolving Credit Facility will reduce semiannually (commencing on July 1, 1999) by an aggregate of $50.0 million in increasing increments ranging from $2.5 million to $10.0 million. The Revolving Credit Facility includes covenants and conditions that limit the Borrowers' outstanding borrowings under the Revolving Credit Facility to not more than the lesser of the Borrowers' rolling four-quarter EBITDA multiplied by 3.25 and the Borrowers' total funded debt to not more than the Borrowers' rolling four-quarter EBITDA multiplied initially by 5.0, which multiplier will decline to 4.5 commencing March 31, 1999 and to 4.0 commencing March 31, 2000. For purposes of the Revolving Credit Facility, the Borrowers' EBITDA is generally defined as net income before interest expense, income taxes, depreciation and amortization, preopening costs and certain extraordinary and non-cash items.

     The Revolving Credit Facility also includes covenants requiring the Borrowers to maintain rolling four-quarter gross fixed charge coverage and adjusted fixed charge coverage ratios (as defined) of 1.5 to 1.0 and 1.1 to 1.0, respectively. For purposes of these covenants, principal payments on the Gem Notes will be included only to the extent actually paid in the applicable period. The Revolving Credit Facility prohibits Ameristar from making any dividend or other distribution on its capital stock during any period in which the Borrowers' rolling four-quarter ratio of total funded debt to EBITDA is greater than 2.0 to 1.0.

     The Revolving Credit Facility is secured by liens on substantially all of the real and personal property of the Borrowers. The Revolving Credit Facility prohibits any future secondary liens on these properties without the prior written approval of the lenders. Certain changes in control of Ameristar may constitute a default under the Revolving Credit Facility. The Revolving Credit Facility also requires the Borrowers to expend 2% of their consolidated net revenues on capital maintenance annually. The Revolving Credit Facility binds the Borrowers to a number of additional affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters.

     The Borrowers paid various fees and other loan costs upon the closing of the Revolving Credit Facility that will be amortized over the term of the Revolving Credit Facility. In addition, commencing on the first anniversary of the closing of the Revolving Credit Facility, the Borrowers will be required to pay quarterly commitment fees at an annual rate of 0.50% or 0.375% of the unused portion of the Revolving Credit Facility.

     The 1995 Revolving Credit Facility was terminated early in connection with entering into the Revolving Credit Facility. As a result, the Company will incur a $1.0 million pre-tax non-cash

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


extraordinary charge ($637,000 or $0.03 per share on an after-tax basis) during the 1997 third quarter to reflect the accelerated write-off of unamortized deferred financing costs.

     The Senior Subordinated Notes. The Senior Subordinated Notes were issued under an Indenture dated July 15, 1997 (the "Indenture"). In addition to Ameristar and the Trustee, certain of Ameristar's subsidiaries (the "Guarantors") are parties to the Indenture for the purpose of guaranteeing (the "Guarantees") payments on the Senior Subordinated Notes. The Guarantors include ACVI, ACCBI, ACLVI, A.C. Food Services, Inc. (a food purchasing concern) and AC Hotel Corp. (which will own and develop a 150-room hotel at Ameristar Vicksburg). CPI is currently a Restricted Subsidiary (as defined) and will become a Guarantor pursuant to a Supplemental Indenture subject to the prior approval of the Nevada Gaming Commission, for which an application has been submitted.

     The Senior Subordinated Notes will mature on August 1, 2004. Interest is payable semiannually on February 1 and August 1, commencing February 1, 1998, at the per annum rate of 10.5%. The Senior Subordinated Notes and the Guarantees are not secured and are subordinate to all existing and future Senior Indebtedness (as defined), which includes the Revolving Credit Facility.

     Ameristar may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after August 1, 2001, at redemption prices that decline over time from 105.25% to 101.75%. Senior Subordinated Notes may also be redeemed if the holder or beneficial owner thereof is required to be licensed, qualified or found suitable under applicable Gaming Laws (as defined) and is not so licensed, qualified or found suitable. Ameristar may also be required to redeem a portion of the Senior Subordinated Notes in the event of certain asset sales or the loss of a material gaming license, and each holder of the Senior Subordinated Notes will have the right to require Ameristar to redeem such holder's Senior Subordinated Notes upon a Change of Control (as defined) of Ameristar. The Senior Subordinated Notes are not subject to any mandatory redemption or sinking fund obligations.

     The Indenture includes covenants that restrict the ability of Ameristar and the Restricted Subsidiaries from incurring future Indebtedness (as defined); provided, however, that Ameristar or any Guarantor may incur Indebtedness if the incurrence thereof would not result in the Consolidated Coverage Ratio (as defined) being greater than 2.0 to 1.0 on a rolling four-quarter basis. The Indenture also permits Ameristar or a Restricted Subsidiary to incur Indebtedness without regard to the Consolidated Coverage Ratio test in certain circumstances, including borrowings of up to $140 million under the Revolving Credit Facility, as amended or replaced from time to time, up to $15.0 million in recourse FF&E financings, up to $7.5 million in borrowings for the construction of the hotel at Ameristar Vicksburg and up to $5.0 million of other Indebtedness.

     The Indenture also includes certain covenants that, among other things, limit the ability of Ameristar and its Restricted Subsidiaries to pay dividends or other distributions, make investments, repurchase subordinated obligations or capital stock, create certain liens (except those securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets, issue or sell subsidiary stock, create or permit restrictions on distributions from subsidiaries or enter into certain mergers and consolidations.

     Pursuant to a Registration Rights Agreement among Ameristar, its subsidiaries and the initial purchasers of the Senior Subordinated Notes, Ameristar and its subsidiaries have agreed to file by September 15, 1997, a registration statement under the Securities Act of 1933 with respect to an offer to exchange the Senior Subordinated Notes for debt securities with terms identical to the Senior Subordinated Notes (except for provisions relating to transfer restrictions, registration rights and liquidated damages) and
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


use their best efforts to cause the exchange offer thereunder to be consummated by January 12, 1998. In certain circumstances, Ameristar and its subsidiaries have agreed to file a shelf registration statement for resales of the Senior Subordinated Notes by the holders thereof. If the registration obligations are not satisfied, Ameristar will be required to pay liquidated damages to the holders of the Senior Subordinated Notes under certain circumstances.


     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 and the Current Report on From 8-K filed on July 30, 1997 for additional information relating to Company borrowings.

     The Company has begun construction of a 150-room hotel at Ameristar Vicksburg, which is expected to cost approximately $9.8 million, including capitalized construction period interest and preopening costs. The Company anticipates closing a nonrecourse loan for $7.5 million with a private lender for the purpose of funding a portion of the construction, with the balance expected to be provided out of operating cash flow. The loan is expected to mature no earlier than June 1, 1998 and to require monthly or quarterly interest payments. However, no assurances can be given that this funding will be completed in a timely manner, if at all.

     Capital expenditures for the six months ended June 30, 1997 were approximately $18.8 million, including approximately $11.2 million relating to development of The Reserve, $0.7 million relating to the development of the Ameristar Vicksburg hotel and approximately $3.5 million relating to Ameristar Council Bluffs in addition to other normal capital improvement projects. The Company funded these capital expenditures primarily from net cash provided by operating activities and borrowings.

     The Company anticipates making capital expenditures of approximately $61.7 million in the last half of 1997, including approximately $53.8 million for the development of The Reserve (including capitalized construction period interest and preopening costs), approximately $5.3 million for the development and construction of a 150-room hotel at Ameristar Vicksburg (including capitalized construction period interest), approximately $2.7 million for casino equipment at the Jackpot Properties, and approximately $2.6 million for capital improvements at existing facilities and certain other purposes. ACCBI and the general contractor for Ameristar Council Bluffs are currently arbitrating a dispute, the outcome of which may affect the capital expenditure requirement for this project. Among other capital expenditures anticipated for 1998, the Company intends to make capital expenditures of approximately $16.0 million in connection with the completion and opening of Phase I of The Reserve and approximately $3.8 million in connection with the completion of the Ameristar Vicksburg hotel.

     Management believes that the above-described minimum capital expenditure requirements will be funded out of draws under the
Revolving Credit Facility, the proceeds of an anticipated $7.5 million loan for the development of the Ameristar Vicksburg hotel, cash on hand, operating cash flow and purchase money and lease financing related to the acquisition of furniture, fixtures and equipment (including gaming equipment). Although no assurance can be given, the Company anticipates that it will have sufficient funds to satisfy these capital expenditure plans. However, an adverse change in the Company's operations or operating cash flow may affect the Company's ability to fund these capital expenditures and/or maintain compliance with the terms of the Revolving Credit Facility, the Indenture or other debt instruments.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Management anticipates funding the capital expenditures for the construction of Phase II of The Reserve out of additional draws under the Revolving Credit Facility and operating cash flow. Because the amount of borrowing permitted to be drawn under the Revolving Credit Facility will be determined in part by the Company's rolling four-quarter EBITDA (as defined), the Company's planned borrowing under the Revolving Credit Facility to fund a portion of the construction costs for Phase II of The Reserve will be dependent upon increases in the Company's aggregate operating cash flow, which increases will be primarily dependent upon the operating performance of The Reserve. Management anticipates that cash flow from at least the first one or two full quarter of operations at The Reserve and operations at the Company's other properties will be necessary to provide the borrowing capability under the Revolving Credit Facility and other capital resources for the commencement of construction of Phase II of The Reserve. However, no assurances can be given with respect to the amount of operating cash flow of the Company for any future period.


Factors Affecting Forward-Looking Information

     This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Among others, such forward-looking statements include statements with respect to (i) the availability of operating cash flow in amounts and at the times anticipated by management, (ii) the adequacy of budgeted amounts for capital expenditure projects and the adequacy of the Company's liquidity and capital resources generally, (iii) the anticipated time of completion of capital projects and (iv) the ability of the Company to continue to satisfy covenant and other requirements applicable to the Revolving Credit Facility, the Senior Subordinated Notes and other debt obligations.

     These forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company, and which could significantly affect anticipated future
results,  both  short-term  and long-term.   As  a  result,  actual
results may differ, in some cases materially, from those anticipated or contemplated by forward-looking statements in this Report. In addition to the cautionary statements included in this section and elsewhere throughout this Report, attention is directed to the cautionary statements included in the Company's other publicly available reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, including without limitation the cautionary statements set forth or referenced in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended (the "1996 10-K"), under the caption "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Forward-Looking Statements."


Item 3.Quantitative and Qualitative Disclosures About
       Market Risk

     Not applicable.

      PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     AMERISTAR  CASINOS, INC. AND AMERISTAR CASINO LAS VEGAS,  INC.
V. STEVEN W. REBEIL AND DOMINIC J. MAGLIARDITI. The arbitration proceeding commenced on March 26, 1997, by the Company against Messrs. Rebeil and Magliarditi, the Gem Stockholders, has been resolved by a settlement agreement, which became effective on June 20, 1997, following its approval by the Nevada Gaming Commission. Additional information concerning this arbitration proceeding is set forth in the 1996 10-K under "Part I. Item 1. Business -- Terms of the Merger Agreement; Dispute with Gem Stockholders and the Form 10-Q for the quarter ended March 31, 1997 under "Part II. Other Information Item 1. Legal Proceedings."


ITEM 4.  Submission of Matters to a Vote of Security Holders

     a. The Company's Annual Meeting of Stockholders was held on June 6, 1997.

     b. and c. The following table shows the tabulation of votes for all matters put to vote at the Company's Annual Meeting of Stockholders.

                                                  Abstentions/
                                   Against/       Broker
Matters Put to Vote           For       Withheld       Non-votes

Election of Class B Directors
     Paul I. Corddry         20,134,640    20,090
     Thomas M. Steinbauer    20,139,430    15,300

Proposal to approve
amendments to the
Company's management
option plan                  19,886,454    180,832         87,444

The terms of the following directors have continued after the meeting:

Class A Directors (term expiring in 1999):   John R. Spina and
                                             Larry A. Hodges

Class C Director (term expiring in 1998):    Craig H. Neilsen

      ITEM 6.  Exhibits and Reports on Form 8-K

     A.   Exhibits filed as a part of this report

  4.1     Credit Agreement, dated as of July 8, 1997,
          among   Ameristar  Casinos,  Inc.,   Cactus
          Pete's  Inc.,  Ameristar Casino  Vicksburg,
          Inc., Ameristar Casino Council Bluffs, Inc.
          and  Ameristar Casino Las Vegas,  Inc.,  as
          Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association as
          Arranger, Agent Bank and Swingline Lender.

  4.2     Indenture, dated as of July 15, 1997, among
          Ameristar  Casinos, Inc., Ameristar  Casino
          Las    Vegas,   Inc.,   Ameristar    Casino
          Vicksburg, Inc., A.C. Food Services,  Inc.,
          AC  Hotel  Corp., Ameristar Casino  Council
          Bluffs,   Inc.  and  First  Trust  National
          Association.

  4.3     Registration Rights Agreement, dated as  of
          July  15,  1997,  among Ameristar  Casinos,
          Inc.,   Ameristar  Casino  Council  Bluffs,
          Inc.,  A.C. Food Services, Inc.,  AC  Hotel
          Corp.,  Ameristar Casino Las  Vegas,  Inc.,
          Ameristar  Casino Vicksburg,  Inc.,  Cactus
          Pete's, Inc., Bear, Stearns & Co. Inc.,  BT
          Securities  Corporation and  First  Chicago
          Capital Markets, Inc.

   27     Financial Data Schedule



     B.   Reports on Form 8-K

          Form  8-K filed on June 27, 1997, reporting under Item  5
          (i)  the  effectiveness of the Gem Settlement  Agreement,
          (ii) status of the Reserve construction and (iii) the construction status of the Vicksburg hotel.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERISTAR CASINOS, INC.
                                 Registrant



Date:  August 13, 1997           /s/ Thomas Steinbauer
                                 Thomas Steinbauer
                                 Senior Vice President of Finance
                                 and Treasurer
                                 (Principal Financial Officer)

  4.1     Credit Agreement, dated  as  of  Incorporated         by
          July  8,  1997, among Ameristar  reference            to
          Casinos,  Inc.,  Cactus  Pete's  Exhibits  4.1 and  99.1
          Inc.,      Ameristar     Casino  to   the   registrant's
          Vicksburg, Inc., Ameristar Current Report on Casino Council Bluffs, Inc. and Form 8-K dated July 15, Ameristar Casino Las Vegas, 1997 filed on July 30, Inc., as Borrowers, the Lenders 1997.
          named  therein, and Wells Fargo
          Bank,  National Association  as
          Arranger,   Agent   Bank    and
          Swingline  Lender.   See   also
          Exhibit 99.1

  4.2     Indenture, dated as of July 15,  Incorporated         by
          1997,  among Ameristar Casinos,  reference            to
          Inc.,   Ameristar  Casino   Las  Exhibit  4.2   to   the
          Vegas, Inc., Ameristar Casino registrant's Current Vicksburg, Inc., A.C. Food Report on Form 8-K
          Services, Inc., AC Hotel Corp., dated July 15, 1997 Ameristar Casino Council filed on July 30, 1997. Bluffs, Inc. and First Trust
          National Association.

  4.3     Registration Rights  Agreement,  Incorporated         by
          dated  as  of  July  15,  1997,  reference            to
          among Ameristar Casinos, Inc., Exhibit 4.3 to the Ameristar Casino Council registrant's Current Bluffs, Inc., A.C. Food Report on Form 8-K
          Services, Inc., AC Hotel Corp., dated July 15, 1997 Ameristar Casino Las Vegas, filed on July 30, 1997.
          Inc.,      Ameristar     Casino
          Vicksburg, Inc., Cactus Pete's,
          Inc., Bear, Stearns & Co. Inc.,
          BT  Securities Corporation  and
          First  Chicago Capital Markets,
          Inc.

   27     Financial Data Schedule          Filed    electronically
                                           herewith.