Form 10-Q/A
period 1997-06-30
AMERISTAR CASINOS INC
filed 1997-09-04
CIK 912145

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                           FORM 10-Q/A-1

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                              ASSETS

                                         June 30,      December 31,
                                          1997            1996
                                        ----------      ----------
                                       (unaudited)
CURRENT ASSETS:

Cash                                    $   12,622      $   10,724

Restricted cash                                286             418

Accounts receivable,  net                    1,048           1,408

Inventories                                  2,358           2,385

Prepaid   expenses   and
  deferred income taxes                      5,399           5,219
                                        ----------      ----------
Total   current   assets                    21,713          20,154


PROPERTY AND EQUIPMENT AND LEASEHOLD
   INTERESTS, at cost, less accumulated
   depreciation and amortization of
   $63,131 and $56,253, respectively       231,296         225,470

PREOPENING COSTS                             3,677           2,594

EXCESS OF PURCHASE PRICE OVER FAIR
   MARKET  VALUE  OF NET ASSETS ACQUIRED    15,382          19,043

DEPOSITS AND OTHER ASSETS                    2,947           2,791
                                        ----------      ----------
                                        $  275,015      $  270,052
                                        ==========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands)

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                        June 30,       December 31,
                                          1997             1996
                                      ----------       ----------
                                      (unaudited)
CURRENT LIABILITIES:

Accounts payable                      $    3,729       $    7,303
Construction contracts payable             2,922            5,336
Accrued liabilities                       14,831           13,564
Current obligations under
   capitalized leases                      1,194              506
Current maturities of
   notes payable and long-term debt        9,842           19,740
Federal income tax payable                   270               49
                                      ----------       ----------
Total current liabilities                 32,788           46,498
                                      ----------       ----------
OBLIGATIONS UNDER CAPITALIZED LEASES,
   net of current maturities              10,598            8,333
                                      ----------       ----------
NOTES PAYABLE AND LONG-TERM DEBT,
   net of current maturities             147,732          135,560
                                      ----------       ----------
DEFERRED INCOME TAXES                      7,391            8,446
                                      ----------       ----------
MINORITY INTEREST                           -                 271
                                      ----------       ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
      Authorized  -  30,000,000 shares
      Issued  -  None                       -                -                                         Common  stock,  $.01  par
   Common stock, $.01 par value:
      Authorized  -  30,000,000 shares
      Issued and outstanding  -
          20,360,000 shares                  204               204
   Additional paid-in capital             43,043            43,043
   Retained earnings                      33,259            27,697
                                      ----------        ----------

      Total stockholders' equity          76,506            70,944
                                      ----------        ----------
                                      $  275,015        $  270,052
                                      ==========        ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data)
                            (Unaudited)

                                       Three Months        Six Months
                                      Ended June 30,     Ended June 30,
                                      1997      1996    1997       1996
                                    -------   -------  -------   -------
REVENUES:
   Casino                           $43,456   $41,246  $85,649   $78,625
   Food and beverage                  7,643     5,684   14,850    10,415
   Rooms                              2,502     1,986    4,666     3,501
   General store                        669       623    1,220     1,160
   Other                              1,457     1,370    2,754     2,540
                                    -------   -------  -------   -------
                                     55,727    50,909  109,139    96,241
   Less:  Promotional allowances      3,757     3,099    7,556     5,525
                                    -------   -------  -------   -------
       Net Revenues                  51,970    47,810  101,583    90,716
                                    -------   -------  -------   -------
OPERATING EXPENSES:
   Casino                            19,535    20,000   39,196    37,175
   Food and beverage                  4,905     2,996    9,485     6,008
   Rooms                                799       587    1,515     1,115
   General store                        524       514    1,030     1,011
   Other                              1,358     1,174    2,604     2,327
   Selling,  general  and
      administrative                  9,791     8,358   19,091    16,285
   Business development                 245       379      500       802
   Utilities and maintenance          2,561     2,616    4,995     4,937
   Depreciation and amortization      4,151     3,531    8,072     6,801
   Preopening costs                    -          291     -        6,146
                                    -------   -------  -------   -------
       Total operating expenses      43,869    40,446   86,488    82,607
                                    -------   -------  -------   -------
Income from operations                8,101     7,364   15,095     8,109

OTHER INCOME (EXPENSE):
   Interest income                      128        73      167       266
   Interest expense                  (2,731)   (1,604)  (5,885)   (3,513)
   Other                               (655)     -        (549)       63
                                    -------   -------  -------   -------
INCOME BEFORE INCOME TAX PROVISION    4,843     5,833    8,828     4,925
   Income tax provision               1,791     2,117    3,266     1,781
                                    -------   -------  -------   -------
NET INCOME                          $ 3,052   $ 3,716  $ 5,562   $ 3,144
                                    =======   =======  =======   =======
EARNINGS PER SHARE                  $   .15   $   .18  $   .27   $   .15
                                    =======   =======  =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING  20,360    20,360   20,360    20,360
                                    =======   =======  =======   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)
                            (UNAUDITED)

                                                   Six Months
                                                 Ended June 30,
                                                1997        1996
                                              -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $ 5,562     $ 3,144
                                              -------     -------
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Depreciation and amortization              8,072        6,801
     Amortization of preopening costs            -           6,146
     Net loss (gain) on disposition of
       assets                                     471          (63)
     Deferred income taxes                        536         (816)
     Amortization of debt issuance costs          116          112
     Decrease (increase) in other current
       assets                                     348         (628)
     Current tax payable                          204          147
     (Decrease) increase in other current
       liabilities                             (2,308)       3,793
                                              -------      -------
  Total adjustments                             7,439       15,492
                                              -------      -------
Net cash provided by operating activities      13,001       18,636
                                              -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (11,736)     (26,666)
  Decrease in construction contracts
     payable                                   (2,414)      (4,465)
  Proceeds from sale of assets                    175           63
  Decrease in deposits and other non-
     current assets                            (1,356)      (4,086)
                                              -------      -------
Net cash used in investing activities         (15,331)     (35,154)
                                              -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable
     and long-term debt                        19,908        3,525
  Restricted security deposit                    -          11,511
  Principal payments of notes payable,
     long-term debt and capitalized leases    (15,680)      (4,573)
                                              -------      -------
Net cash provided by financing activities       4,228       10,463
                                              -------      -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              1,898       (6,055)

CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD                                       10,724       14,787
                                              -------      -------
CASH AND CASH EQUIVALENTS - END OF PERIOD     $12,622      $ 8,732
                                              =======      =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the period for interest
     (net of amounts capitalized)             $ 4,357      $ 4,378
                                              =======      =======
  Cash paid for income taxes                  $ 2,510      $ 2,450
                                              =======      =======
  Assets purchased with long-term debt        $ 1,424      $   313
                                              =======      =======
  Assets purchased with capitalized leases    $ 3,212      $   107
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

     Certain reclassifications, having no effect on net income, have been made to the prior periods' condensed consolidated financial statements to conform to the current period's presentation.

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

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (CONTINUED)

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


NOTE 5 - SUBSEQUENT EVENTS

REFINANCING OF LONG-TERM DEBT

     In July 1997, the Company completed a refinancing of its long-term debt through the new $125 million Revolving Credit Facility and the sale of $100 million aggregate principal amount of 10-1/2% Senior Subordinated Notes due 2004 Series A (the "Senior Subordinated Notes"). The Revolving Credit Facility was entered into on July 8, 1997, pursuant to a Credit Agreement among Ameristar, CPI, ACVI,
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (CONTINUED)


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

VICKSBURG HOTEL LOAN

     In July 1997, AC Hotel Corp., a newly formed wholly owned subsidiary of ACVI, entered into a loan agreement providing for borrowings of up to $7.5 million for the purpose of funding a portion of the construction costs of a 150-room hotel at Ameristar Vicksburg. This nonrecourse loan from a private lender is secured by a deed of trust on the hotel and the underlying land senior in priority to the liens securing the Revolving Credit Facility. Borrowings under this loan bear interest at 15% per annum, payable in periodic installments, and the loan matures in July 1998. The Company is required to pay a non-usage fee at the rate of 3% per annum on the undrawn loan balance, and draws are subject to the satisfaction of various conditions typically applicable to construction loans.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The following table highlights the results of operations of Ameristar's operating subsidiaries for its principal properties:

                               Three months ended    Six months ended
                               June 30    June 30   June 30   June 30
                                 1997       1996      1997      1996
                               -------    -------   -------   -------
Net revenues:

  Jackpot Properties           $14,174    $13,614   $26,552   $25,409
  Ameristar Vicksburg           16,751     16,895    32,299    33,183
  Ameristar Council Bluffs      21,045     17,325    42,732    32,124
  Corporate and other              -          (24)      -         -
                               -------    -------  --------   -------
     Total Net Revenues        $51,970    $47,810  $101,583   $90,716
                               =======    =======  ========   =======
Operating income (1)

  Jackpot Properties           $ 3,080    $ 2,744   $ 5,301   $ 4,515
  Ameristar Vicksburg            4,038      3,800     6,954     6,999
  Ameristar Council Bluffs       3,311      2,346     7,411      (119)
  Corporate and other           (2,328)    (1,526)   (4,571)   (3,286)
                               -------    -------    ------   -------
     Total Operating Income    $ 8,101    $ 7,364   $15,095   $ 8,109
                               =======    =======   =======   =======
EBITDA (2)

  Jackpot Properties           $ 3,820    $ 3,352   $ 6,661   $ 5,872
  Ameristar Vicksburg            5,558      5,525    10,056    10,445
  Ameristar Council Bluffs       5,017      3,826    10,734     8,008
  Corporate  and  other         (2,143)    (1,517)   (4,284)   (3,269)
                               -------    -------   -------   -------
     Total EBITDA              $12,252    $11,186   $23,167   $21,056
                               =======    =======   =======   =======

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Revenues

     A full six months of operations of the casino and a full three months of operations with the completed land-based facilities at Ameristar Council Bluffs in 1997 compared to only casino operations from mid-January to mid-June 1996 and only casino and two restaurant operations during late June 1996 propelled Ameristar Council Bluffs' net revenues to $21.0 million and $42.7 million, respectively, for the three- and six-month periods ended June 30, 1997, compared to $17.3 million and $32.1 million for the same periods in 1996, increases of $3.7 million or 21.5% and $10.6 million or 33.0%, respectively. Operating income at Ameristar Council Bluffs increased from $2.6 million and $6.0 million (before preopening costs of $291,000 and $6.1 million), respectively, for the three- and six-month periods ended June 30, 1996 to $3.3 million and $7.4 million for the same periods in 1997, despite an aggregate increase of $1.3 million and $3.0 million, respectively, in depreciation and amortization and selling, general and

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


administrative expenses relating primarily to the new land-based facilities for the three- and six- month periods ended June 30, 1997.

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

     Selling, general and administrative expenses increased $1.4 million or 17.1 % and $2.8 million or 17.2 %, respectively, for the three and six months ended June 30, 1997 as compared to the same periods of the prior year, due primarily to the expanded operations at Ameristar Council Bluffs and other costs associated with the Company's continued growth.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     Business development costs decreased $0.1 million and $0.3 million for the three- and six- month periods ended June 30, 1997 compared to the same period of the prior year, respectively, as the Company focused its efforts on current projects, including the development of The Reserve and the hotel at Ameristar Vicksburg and the casino enhancements at the Jackpot Properties. The Company continues to explore gaming development opportunities in other jurisdictions and potential acquisitions in the gaming industry. However, pending the availability of adequate funds for the construction of Phases I and II of The Reserve, the Company does not anticipate undertaking any additional expansion opportunities that would require a material amount of capital expenditures by the Company.

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


Liquidity and Capital Resources

     The Company's cash flow from operations was $13.0 million and $18.6 million, respectively, for the six months ended June 30, 1997 and 1996. The Company had unrestricted cash of approximately $12.6 million as of June 30, 1997. The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures primarily through bank debt and other debt financing. The Company's current assets increased by approximately $1.6 million from December 31, 1996 to June 30, 1997, primarily resulting from an increase in cash on hand. This increase in cash resulted from a net increase in borrowings of $4.2 million during the six months and the $13.0 million of cash flow from operations, partially offset by capital expenditures related to The Reserve (including a $4.0 million payment to the former Gem stockholders), Ameristar Council Bluffs and other capital improvement projects.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     At June 30, 1997, the Company had other long-term indebtedness in an aggregate principal amount of $20.2 million.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

     The Company has begun construction of a 150-room hotel at Ameristar Vicksburg, which is expected to cost approximately $9.8 million, including capitalized construction period interest and preopening costs. The Company closed a nonrecourse loan for $7.5 million with a private lender for the purpose of funding a portion of the construction, with the balance expected to be provided out of operating cash flow. The loan is expected to mature no earlier than June 1, 1998 and to require monthly or quarterly interest payments. However, no assurances can be given that this funding will be completed in a timely manner, if at all.

     Capital expenditures for the six months ended June 30, 1997 were approximately $16.4 million, including approximately $7.4 million relating to development of The Reserve, $0.8 million relating to the development of the Ameristar Vicksburg hotel, approximately $2.7 million for casino equipment at the Jackpot Properties, and approximately $3.8 million relating to Ameristar Council Bluffs in addition to other normal capital improvement projects. The Company funded these capital expenditures primarily from net cash provided by operating activities and borrowings.

     The Company anticipates making capital expenditures of approximately $63.1 million in the last half of 1997, including approximately $54.6 million for the development of The Reserve (including capitalized construction period interest and preopening costs), approximately $5.2 million for the development and construction of a 150-room hotel at Ameristar Vicksburg (including capitalized construction period interest), and approximately $3.3 million for capital improvements at existing facilities and certain other purposes. ACCBI and the general contractor for Ameristar Council Bluffs are currently arbitrating a dispute, the outcome of which may affect the capital expenditure requirement for this project. Among other capital expenditures anticipated for 1998, the Company intends to make capital expenditures of approximately $16.0 million in connection with the completion and opening of Phase I of The Reserve and approximately $3.8 million in connection with the completion of the Ameristar Vicksburg hotel.

     Management believes that the above-described minimum capital expenditure requirements will be funded out of draws under the Revolving Credit Facility, the proceeds of the $7.5 million loan for the development of the Ameristar Vicksburg hotel, cash on hand, operating cash flow and purchase money and lease financing related to the acquisition of furniture, fixtures and equipment (including gaming equipment). Although no assurance can be given, the Company anticipates that it will have sufficient funds to satisfy these capital expenditure plans. However, an adverse change in the Company's operations or operating cash flow may affect the Company's ability to fund these capital expenditures and/or maintain compliance with the terms of the Revolving Credit Facility, the Indenture or other debt instruments.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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


Item 3.Quantitative and Qualitative Disclosures About
       Market Risk

     Not applicable.

      PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     AMERISTAR  CASINOS, INC. AND AMERISTAR CASINO LAS VEGAS,  INC.
V. STEVEN W. REBEIL AND DOMINIC J. MAGLIARDITI. The arbitration proceeding commenced on March 26, 1997, by the Company against Messrs. Rebeil and Magliarditi, the Gem Stockholders, has been resolved by a settlement agreement, which became effective on June 20, 1997, following its approval by the Nevada Gaming Commission. Additional information concerning this arbitration proceeding is set forth in the 1996 10-K under "Part I. Item 1. Business - Terms of the Merger Agreement; Dispute with Gem Stockholders and the Form 10-Q for the quarter ended March 31, 1997 under "Part II. Other Information Item 1. Legal Proceedings."


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

                                 AMERISTAR CASINOS, INC.
                                 Registrant



Date:  August 29, 1997           /s/ Thomas Steinbauer
                                 Thomas Steinbauer
                                 Senior Vice President of Finance
and Treasurer
                                 (Principal Financial Officer)

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