Form 10-Q
period 1997-09-30
AMERISTAR CASINOS INC
filed 1997-11-14
CIK 912145

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                             FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

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

As of November 10, 1997, 20,360,000 shares of Common Stock of the registrant were issued and outstanding.

                      AMERISTAR CASINOS, INC.
                             FORM 10-Q

                               INDEX

                                                           Page No.

Part I.  FINANCIAL INFORMATION

  Item 1. Financial Statements:

          A.   Condensed Consolidated Balance
               Sheets at September 30, 1997
               (unaudited) and December 31, 1996            3 - 4

          B.   Condensed Consolidated Statements
               of Income (unaudited) for the three
               months and nine months ended
               September 30, 1997 and 1996                    5

          C.   Condensed Consolidated Statements
               of Cash Flows (unaudited) for the
               nine months ended September 30,
               1997 and 1996                                  6

          D.   Notes to Condensed Consolidated
               Financial Statements                         7 - 9

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       10 - 19

  Item 3. Quantitative and Qualitative Disclosures
          About
          Market Risk                                         19


Part II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                   20

  Item 6. Exhibits and Reports on Form 8-K                    20


SIGNATURE                                                     21

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                              ASSETS
                                       September 30,   December 31,
                                          1997            1996
                                       ----------      ----------
                                       (unaudited)
CURRENT ASSETS:

Cash                                   $   17,286      $   10,724

Restricted cash                               236             418

Accounts receivable,  net                     982           1,408

Inventories                                 2,399           2,385

Income tax refund receivable                2,579             -

Prepaid expenses and
   deferred income taxes                    7,498           5,219
                                       ----------      ----------
Total   current   assets                   30,980          20,154


PROPERTY AND EQUIPMENT AND LEASEHOLD
   INTERESTS, at cost, less accumulated
   depreciation and amortization of
   $67,108 and $56,253, respectively      240,604         225,470

PREOPENING COSTS                            4,542           2,594

EXCESS OF PURCHASE PRICE OVER FAIR
   MARKET  VALUE  OF NET ASSETS ACQUIRED   15,382          19,043

DEPOSITS AND OTHER ASSETS                   5,310           2,791
                                       ----------      ----------
                                       $  296,818      $  270,052
                                       ==========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                       September 30,   December 31,
                                           1997            1996
                                       ----------      ----------
                                       (unaudited)
CURRENT LIABILITIES:

Accounts payable                        $   4,339      $    7,303
Construction contracts payable              8,314           5,336
Accrued liabilities                        19,086          13,564
Current obligations under
capitalized leases                            867             506
Current maturities of
notes payable and long-term debt            2,286          19,740
Federal income tax payable                    -                49
                                       ----------      ----------
Total current liabilities                  34,892          46,498
                                       ----------      ----------
OBLIGATIONS UNDER CAPITALIZED LEASES,
   net of current maturities                9,844           8,333
                                       ----------      ----------
NOTES PAYABLE AND LONG-TERM DEBT,
   net of current maturities              163,297         135,560
                                       ----------      ----------
DEFERRED INCOME TAXES                       9,732           8,446
                                       ----------      ----------
MINORITY INTEREST                             -               271
                                       ----------      ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
      Authorized  -  30,000,000 shares
      Issued  -  None                        -               -
   Common  stock,  $.01  par value:
      Authorized  -  30,000,000 shares
      Issued and outstanding  -
      20,360,000 shares                      204              204
   Additional paid-in capital             43,043           43,043
   Retained earnings                      35,806           27,697
                                      ----------       ----------
      Total stockholders' equity          79,053           70,944
                                      ----------       ----------
                                      $  296,818       $  270,052
                                      ==========       ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.


             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data)
                            (Unaudited)

                                       Three Months       Nine Months
                                   Ended September 30,Ended September 30,
                                      1997      1996    1997       1996
                                    -------   ------- --------  --------
REVENUES:
   Casino                           $44,852   $43,359 $130,501  $121,984
   Food and beverage                  8,186     7,267   23,037    17,681
   Rooms                              2,843     2,297    7,509     5,798
   General store                        678       661    1,897     1,821
   Other                              1,569     1,507    4,324     4,048
                                    -------   ------- --------  --------
                                     58,128    55,091  167,268   151,332
   Less:  Promotional allowances      4,085     3,637   11,642     9,162
                                    -------   ------- --------  --------
       Net Revenues                  54,043    51,454  155,626   142,170
                                    -------   ------- --------  --------
OPERATING EXPENSES:
   Casino                            20,246    19,363   59,442    56,538
   Food and beverage                  4,977     6,226   14,462    12,234
   Rooms                                826       593    2,341     1,708
   General store                        617       589    1,647     1,600
   Other                              1,417     1,383    4,020     3,710
   Selling,  general  and
      administrative                 10,654    11,346   29,746    27,631
   Business development                 301       462      801     1,264
   Utilities and maintenance          2,689     1,830    7,684     6,766
   Depreciation and amortization      3,977     3,774   12,049    10,575
   Preopening costs                     -         -        -       6,147
                                    -------   ------- --------  --------
       Total operating expenses      45,704    45,566  132,192   128,173
                                    -------   ------- --------  --------
INCOME FROM OPERATIONS                8,339     5,888   23,434    13,997
OTHER INCOME (EXPENSE):
   Interest income                      100        45      267       311
   Interest expense, net of
      capitalized interest           (3,404)   (2,089)  (9,288)   (5,602)
   Other                                (22)      -       (571)       63
                                    -------   ------- --------  --------
INCOME BEFORE INCOME TAX PROVISION
   AND EXTRAORDINARY ITEM             5,013     3,844   13,842     8,769
   Income tax provision               1,793     1,416    5,060     3,198
                                    -------   ------- --------  --------
INCOME BEFORE EXTRAORDINARY ITEM      3,220     2,428    8,782     5,571
   Extraordinary item-loss on early
   retirement of debt, net of
   applicable income tax benefit       (673)      -       (673)      -
                                    -------   ------- --------  --------
NET INCOME                          $ 2,547   $ 2,428 $  8,109  $  5,571
                                    =======   ======= ========  ========
EARNINGS PER SHARE:
     Before extraordinary item      $  0.16   $  0.12 $   0.43  $   0.27
     Extraordinary item               (0.03)        -    (0.03)       -
                                    -------   ------- --------  --------
Earning per share                   $  0.13   $  0.12 $   0.40   $  0.27
                                    =======   ======= ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING  20,360    20,360   20,360    20,360
                                    =======   ======= ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.


             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)
                            (UNAUDITED)

                                                  Nine Months
                                              Ended September 30,
                                                1997        1996
                                              --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $  8,109    $  5,571
                                              --------    --------
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Depreciation and amortization              12,049      10,575
     Amortization of preopening costs              -         6,147
     Extraordinary loss on early
       retirement of debt                        1,060         -
     Net loss (gain) on disposition of
       assets                                      468         (63)
     Amortization of debt issuance costs           251         175
  Change in assets and liabilities:
     Increase in other current assets           (1,341)     (1,696)
     Deferred income taxes                       2,540         -
     Increase in income tax receivable          (2,578)       (239)
     Current tax payable                           (65)        -
     Increase in other current liabilities       2,558       4,738
                                              --------    --------
  Total adjustments                             14,942      19,637
                                              --------    --------
Net cash provided by operating activities       23,051      25,208
                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                         (25,021)    (34,634)
  Increase (decrease) in construction
     contracts payable                           2,978      (2,655)
  Proceeds from sale of assets                     178          63
  Decrease in deposits and other non-
     current assets                             (5,780)     (4,494)
                                              --------    --------
Net cash used in investing activities          (27,645)    (41,720)
                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable
     and long-term debt                        122,273        8,057
  Restricted security deposit                      -         11,511
  Principal payments of notes payable,
     long-term debt and capitalized leases    (111,117)      (6,835)
                                              --------     --------
Net cash provided by financing activities       11,156       12,733
                                              --------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               6,562       (3,779)

CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD                                        10,724       14,787
                                              --------     --------
CASH AND CASH EQUIVALENTS - END OF PERIOD     $ 17,286     $ 11,008
                                              ========     ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the period for interest
     (net of amounts capitalized)             $  4,692     $  4,908
                                              ========     ========
  Cash paid for income taxes                  $  4,760     $  2,900
                                              ========     ========
  Assets purchased with long-term debt        $  1,424     $  3,006
                                              ========     ========
  Assets purchased with capitalized leases    $  3,481     $    107
                                              ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              AMERISTAR CASINOS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     CPI owns and operates two casino-hotels in Jackpot, Nevada - Cactus Pete's Resort Casino and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"). ACVI owns and operates Ameristar Vicksburg, a riverboat-themed dockside casino and related land-based facilities in Vicksburg, Mississippi. ACCBI owns and operates Ameristar Council Bluffs, a riverboat casino and related hotel and other land-based facilities in Council Bluffs, Iowa.
ACLVI owns and is developing The Reserve Hotel & Casino ("The Reserve") in the Henderson-Green Valley suburban area of Las Vegas, Nevada.

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

     Certain reclassifications, having no effect on net income, have been made to the prior periods' condensed consolidated financial statements to conform to the current periods' presentation.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1996.

NOTE 2 - NOTES PAYABLE AND LONG-TERM DEBT

     In July 1997, the Company completed a refinancing of its long-term debt through a new $125 million Revolving Credit Facility (the "Revolving Credit Facility") and the sale of $100 million aggregate principal amount of 10-1/2% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes"). The Revolving Credit Facility was entered into on July 8, 1997, pursuant to a Credit Agreement among Ameristar, CPI, ACVI, ACCBI and ACLVI, a syndicate of banks and Wells Fargo Bank, National Association as Agent Bank, Arranger and Swingline Lender. The Company's prior bank credit facility (with a $94.5 million outstanding principal balance) was terminated and repaid upon the funding of the initial draw under the Revolving Credit Facility. The Senior Subordinated Notes were issued by Ameristar at par in a private placement. The net proceeds from the sale of the Senior Subordinated Notes were used to repay $82.4 million in borrowings and interest under the Revolving Credit Facility, $13.1 million in other indebtedness and $800,000 in loan fees for the Revolving Credit Facility.

     The Revolving Credit Facility will mature on June 30, 2003. Prior to maturity, the maximum principal available under the Revolving Credit Facility will reduce semiannually (commencing on July 1, 1999) by an aggregate of $50.0 million in increasing increments ranging from $2.5 million to $10.0 million. The Revolving Credit Facility is secured by substantially all the real and personal property of the Company. The balance on the Revolving Credit facility at September 30, 1997 was $32.6 million with a current interest rate of 8.25%.

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

     Ameristar is a holding company with no material assets or operations other than its investments in its subsidiaries. All of Ameristar's current subsidiaries (the "Guarantors") have jointly and severally, and fully and unconditionally, guaranteed the Senior Subordinated Notes. Each of the Guarantors is a wholly owned subsidiary of Ameristar, and the Guarantors constitute all of Ameristar's direct and indirect subsidiaries. Separate financial statements and certain other disclosures concerning the Guarantors are not included in this report because, in the opinion of management, they are not deemed material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to Ameristar in the form of cash dividends, loans or advances.

     Notes payable and long-term debt at September 30, 1997 include notes payable to the former stockholders (the "Gem Stockholders") of Gem Gaming, Inc. ("Gem"), for merger consideration in connection with the October 9, 1996 acquisition of The Reserve. The outstanding balance of these notes payable at September 30, 1997 was $28.7 million.

     In August 1997, AC Hotel Corp, a newly formed wholly owned subsidiary of ACVI, entered into a loan agreement providing for borrowings of up to $7.5 million for the purpose of funding a portion of the construction costs of a 150-room hotel at Ameristar Vicksburg. This nonrecourse loan from a private lender is secured by a deed of trust on the hotel and the underlying land senior in priority to the liens securing the Revolving Credit Facility. Borrowings under this loan bear interest at 15% per annum, payable in periodic installments, and the loan matures in July 1998. The Company is required to pay a non-usage fee at the rate of 3% per annum on the undrawn loan balance, and draws are subject to the satisfaction of various conditions typically applicable to
construction  loans.   The  balance on this  loan  was  $75,000  at
September 30, 1997.

NOTE 3 - ACQUISITION OF THE RESERVE

     The amount recorded as notes payable in connection with the Company's acquisition of The Reserve from Gem, the original developer of the property, exceeds the fair market value of the net assets acquired by the Company in the merger. The excess of purchase price over fair market value of net assets acquired will be amortized over the estimated 40-year depreciable life beginning in the period in which the acquired property commences operations.

NOTE 4 - EARNINGS PER SHARE

     In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS
128"), "Earnings Per Share", effective for fiscal years ending after December 15, 1997. The Company will adopt SFAS 128 for the year ending December 31, 1997.

SFAS 128 requires the computation and presentation of basic and diluted earnings per share for all periods for which an income statement is presented. For the three- and nine-month periods ended September 30, 1997 and 1996, the Company had no material dilutive securities outstanding.

     Options to purchase 640,000 and 580,500 shares of common stock were outstanding at September 30, 1997 and 1996, respectively, at exercise prices of $5.94-$16.00 for both periods. These options were not included in a pro forma computation of earnings per share assuming dilution because the options' exercise prices were predominantly greater than the average market price of the common shares during the respective periods presented. Therefore, the effect of dilutive securities on earnings per share was not material.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS


OVERVIEW


     Ameristar Casinos, Inc. ("Ameristar" or "ACI") develops, owns and operates casinos and related hotel, food and beverage, entertainment and other facilities, with four properties in operation in Nevada, Mississippi and Iowa and a fifth property under development in Nevada. Ameristar's principal operations are conducted through four wholly owned subsidiaries: Cactus Pete's, Inc. ("CPI"); Ameristar Casino Vicksburg, Inc. ("ACVI"); Ameristar Casino Council Bluffs, Inc. ("ACCBI"); and Ameristar Casino Las Vegas, Inc. ("ACLVI"). Ameristar and its wholly owned and majority owned subsidiaries are collectively referred to herein as the "Company."

     CPI owns and operates Cactus Pete's Resort Casino ("Cactus Pete's") and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. ACVI owns and operates a riverboat-themed dockside casino (the "Vicksburg Casino") and related land-based facilities (collectively, "Ameristar Vicksburg") in Vicksburg, Mississippi. ACVI is also developing a 150-room hotel at Ameristar Vicksburg expected to open in April of 1998. ACCBI owns and operates a riverboat casino (the "Council Bluffs Casino") and related land-based hotel and other facilities (collectively, "Ameristar Council Bluffs") in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska. Ameristar Council Bluffs was opened in stages during 1996 and early 1997. The Council Bluffs
Casino opened on January 19, 1996, and most of the land-based facilities opened during the second and fourth quarters of 1996. The land-based facilities were completed during the first quarter of 1997, with the opening of the steakhouse on February 25 and the indoor swimming pool and spa on March 3, 1997.

     ACLVI is developing The Reserve Hotel & Casino ("The Reserve") in Henderson, Nevada at the intersection of Interstate 515 and Lake Mead Drive. The Company acquired The Reserve on October 9, 1996, through the merger of Gem Gaming, Inc. ("Gem"), the initial developer of The Reserve, into ACLVI. ACLVI redesigned The Reserve to expand and enhance the property and is completing construction of The Reserve and will operate the property. Management expects that Phase I of The Reserve will open in January 1998.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table highlights the results of operations of Ameristar's operating subsidiaries for its principal properties:


                               Three months ended  Nine months ended
                                  September 30       September 30
                               1997      1996      1997      1996
                                            (unaudited)
Net revenues
  Jackpot Properties          $15,267   $15,062   $ 41,819   $ 40,471
  Ameristar Vicksburg          16,398    17,120     48,697     50,303
  Ameristar Council Bluffs     22,378    19,272     65,110     51,396
  Corporate and other             -         -          -          -
                              -------   -------   --------   --------
    Consolidated net revenues $54,043   $51,454   $155,626   $142,170
                              =======   =======   ========   ========
Operating income (1)
  Jackpot Properties          $ 3,344   $ 3,731   $  8,645   $  8,246
  Ameristar Vicksburg           3,195     3,229     10,149     10,228
  Ameristar Council Bluffs      3,844       846     11,255      6,874
  Corporate and other          (2,044)   (1,918)    (6,615)    (5,204)
                              -------   -------   --------   --------
    Consolidated operating
       income                 $ 8,339   $ 5,888   $ 23,434   $ 20,144
                              =======   =======   ========   ========
Operating income margins (1)
  Jackpot Properties            21.9%     24.8%      20.7%      20.4%
  Ameristar Vicksburg           19.5%     18.9%      20.8%      20.3%
  Ameristar Council Bluffs      17.2%      4.4%      17.3%      13.4%
      Consolidated operating
         income margin          15.4%     11.4%      15.1%      14.2%

EBITDA (2)
  Jackpot Properties          $ 4,088   $ 4,373   $ 10,749   $ 10,245
  Ameristar Vicksburg           4,736     4,950     14,793     15,394
  Ameristar Council Bluffs      5,430     2,187     16,164     10,195
  Corporate and other          (1,938)   (1,848)    (6,223)    (5,115)
                              -------   -------   --------   --------
     Consolidated EBITDA      $12,316   $ 9,662   $ 35,483   $ 30,719
                              =======   =======   ========   ========
EBITDA margins (2)
  Jackpot Properties            26.8%     29.0%      25.7%      25.3%
  Ameristar Vicksburg           28.9%     28.9%      30.4%      30.6%
  Ameristar Council Bluffs      24.3%     11.3%      24.8%      19.8%
     Consolidated EBITDA margin 22.8%     18.8%      22.8%      21.6%


  (1) Before Ameristar Casino Council Bluffs preopening costs in the data for the nine months ended September 30, 1996.

  (2) EBITDA consists of income from operations plus depreciation, amortization and preopening costs. EBITDA Margin is EBITDA as a percentage of net revenues. EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     depreciation and amortization. EBITDA should not be construed as an alternative to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company has significant uses of cash flows, including capital expenditures and debt principal repayments, that are not reflected in EBITDA. It should also be noted that not all gaming companies that report EBITDA information may calculate EBITDA in the same manner as the Company.

Results of Operations

Summary of Operating Results

     Ameristar showed continuing overall growth in revenues and income from operations for the three and nine months ended
September 30, 1997 compared to the three and nine months ended September 30, 1996. These increases can be attributed primarily to the land-based amenities at Ameristar Council Bluffs operating for a full six-month period and the casino operating for the entire nine-month period in 1997 compared to the prior year. Consolidated net revenues for the three and nine months ended September 30, 1997 showed 5.0% and 9.5% increases, respectively, to $54.0 million and $155.6 million, respectively, compared to $51.5 million and $142.2 million respectively for the three and nine months ended September 30, 1996.

     Income from operations for the three and nine months ended September 30, 1997 was $8.3 million and $23.4 million, respectively, compared to $5.9 million and $20.1 million before preopening costs for the same periods in 1996. Total operating expenses before preopening costs as a percentage of net revenues showed improvement on a year-to-year basis, at 84.6% and 88.6% for the three-month periods ended September 30, 1997 and 1996, respectively, and 84.9% and 85.8% for the nine months ended September 30, 1997 and 1996, respectively.

     Net income before extraordinary item and preopening costs for the three and nine months ended September 30, 1997 was $3.2 million and $8.8 million, respectively, compared to $2.4 million and $9.5 million, respectively, for the three and nine months ended September 30, 1996. The increase for the three-month period can be attributed to the operation of the completed facility in Council Bluffs in 1997 as compared to only partial operations in 1996. The lower net income before extraordinary item and preopening costs for the nine months ended September 30, 1997 compared to the same period in 1996 primarily reflects increased interest expense, due to higher debt levels and the cessation of interest capitalization on Ameristar Council Bluffs, and increased depreciation and amortization. After taking into account the pretax write-off of $6.1 million in preopening costs relating to Ameristar Council Bluffs in the nine-month period ended September 30, 1996, the Company had net income of $5.6 million. Net income for the three and nine months ended September 30, 1997 after the extraordinary write off of $673,000 (after tax benefit) of unamortized loan costs (see "--Liquidity and Capital Resources") was $2.5 million and $8.1 million, respectively.

     Earnings per share before extraordinary item and preopening costs for the three and nine months ended September 30, 1997 were $0.16 and $0.43, respectively, compared to $0.12 and $0.47, respectively, for the three and nine months ended September 30, 1996. Earnings per share after extraordinary item for the three and nine months ended September 30, 1997 were $0.13 and $0.40, respectively. After the write-

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

off of preopening costs for Ameristar Council Bluffs in the first two quarters of 1996, the earnings per share for the nine months ended September 30, 1996 were $0.27.

Revenues

     At Ameristar Council Bluffs, a full nine months of operations of the casino and a full six months of operations with the completed land-based facilities in 1997 compared to only casino operations from mid-January to mid-June 1996 and only casino and two restaurant operations from late June 1996 through September
1996 propelled Ameristar Council Bluffs' net revenues to $22.4 million and $65.1 million, respectively, for the three- and nine-month periods ended September 30, 1997, compared to $19.3 million and $51.4 million for the same periods in 1996, increases of $3.1 million or 16.1% and $13.7 million or 26.7%, respectively. Operating income at Ameristar Council Bluffs increased from $0.9 million and $6.9 million (before preopening costs of $0 and $6.1 million), respectively, for the three- and nine-month periods ended September 30, 1996 to $3.8 million and $11.3 million for the same periods in 1997, despite aggregate increases of $0.2 million and $1.6 million, respectively, in depreciation and amortization relating primarily to the new land-based facilities for the three- and nine- month periods ended September 30, 1997.

     The Jackpot Properties' operating income decreased 10.4% for the three-month period but improved by 4.8% for the nine-month period ended September 30, 1997 compared to the same periods in 1996. For the comparable three-month periods, operating income decreased from $3.7 million in 1996 to $3.3 million in 1997 on a 1.4% increase in revenues from $15.1 million in 1996 to $15.3 million in 1997. For the nine-month period, operating income increased from $8.2 million in 1996 to $8.6 million in 1997 on a 3.3% increase in net revenues from $40.5 million in 1996 to $41.8 million in 1997. Management believes that these increases are the result of the replacement of older slot machines with 587 state-of-the-art models, as well as the installation of an enhanced slot player tracking system and an aggressive marketing strategy. These actions were taken to offset decreases in revenues experienced in 1996, which management attributed to increased competition in Jackpot and from Native American and other casinos in the outer market, including Washington, Oregon and Alberta, Canada

     While Ameristar Vicksburg continued to be the gaming revenue market leader in Warren County, Mississippi, net revenues decreased approximately 4.2% and 3.2%, respectively, from $17.1 million and $50.3 million for the three months and nine months ended September 30, 1996 to $16.4 million and $48.7 million for the three and nine months ended September 30, 1997. Management believes that the decrease in 1997 reflects shrinkage in the territorial size of the Vicksburg market due to competition from casinos in Shreveport and Bossier City, Louisiana and Philadelphia, Mississippi. Operating income for the three-month periods was stable at $3.2 million in both 1996 and 1997. Operating income for the nine months ended September 30, 1997 decreased slightly to $10.1 million from $10.2 million in the 1996 period. In an effort to expand the market territory of Ameristar Vicksburg and encourage longer visits, the Company is constructing a 150-room hotel, across from the main entrance to the casino, which is expected to open in the second quarter of 1998. In August 1997, two companies announced the formation of a joint venture to develop and operate a casino facility on a site along the Mississippi River near Ameristar Vicksburg, subject to certain contingencies. The addition of this or other competition in the Vicksburg market could have a material adverse effect on Ameristar Vicksburg and the Company.

     On a consolidated basis for the three and nine months ended September 30, 1997 compared to the same periods in 1996, casino revenues increased $1.5 million or 3.4% and $8.5 million or 7.0%, respectively, food and beverage revenues increased $0.9 million or 12.6%, and $5.4 million or 30.3%, respectively, and rooms revenues increased $0.5 million or 23.8% and $1.7 million or 29.5%, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increases in consolidated total net revenues are attributable to the completed Ameristar Council Bluffs property and the improvements at the Jackpot Properties partially offset by the net revenues decrease at Ameristar Vicksburg.

Expenses

     For the three- and nine-month periods ended September 30, 1997 as compared to the 1996 periods, casino expenses increased $0.9 million or 4.6% and $2.9 million or 5.1%, respectively, food and beverage expenses decreased by $1.2 million or 20.1% and increased $2.2 million or 18.2% respectively, and rooms expenses increased $0.2 million or 39.3% and $0.6 million or 37.1%, respectively. The expense increases are primarily attributable to the expanded operations at Ameristar Council Bluffs. Food and beverage costs decreased during the quarter primarily due to cost-control measures at Council Bluffs in 1997 compared to the inefficiencies related to the opening of the facility in 1996.

     Selling, general and administrative expenses decreased by $0.7 million or 6.1% and increased $2.1 million or 7.7%, respectively, for the three and nine months ended September 30, 1997 as compared to the same periods of the prior year. Costs decreased in the quarter due to a change in the marketing program at Ameristar Council Bluffs from year to year but were up for the nine-month period due primarily to the expanded operations at Ameristar Council Bluffs and other costs associated with the Company's continued growth.

     Business development costs decreased $0.2 million and $0.5 million for the three- and nine- month periods ended September 30, 1997 compared to the same period of the prior year, respectively, as the Company focused its efforts on current projects, including the development of The Reserve and the hotel at Ameristar Vicksburg and the casino enhancements at the Jackpot Properties. The Company continues to explore gaming development opportunities in other jurisdictions and potential acquisitions in the gaming industry. However, until Phase I of The Reserve is completed, the Company does not anticipate undertaking any additional expansion opportunities that would require a material amount of capital expenditures by the Company.

     Depreciation expenses for the three and nine months ended September 30, 1997 increased due to the inclusion of the completed Ameristar Council Bluffs facilities in the Company's depreciable asset base, offset by modest decreases in depreciation expenses at the Jackpot Properties and Ameristar Vicksburg.

     Interest expense was $3.4 million and $9.3 million, respectively, net of capitalized interest of $1.2 million and $3.0 million, respectively, for the three and nine months ended September 30, 1997, increases of $1.3 million or 62.9% and $3.7 million or 65.8%, respectively, over the same periods in 1996. The increased interest expense relates primarily to increased debt incurred to finance construction of Ameristar Council Bluffs and the cessation of capitalized interest related to that project.

     The Company's effective federal income tax rate for the three and nine months ended September 30, 1997 was approximately 36% and 37%, respectively, versus the federal statutory rate of 35%. The excess of the effective rate over the statutory rate is due to certain expenses deducted in the current period for financial reporting purposes which are not currently deductible for tax purposes.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

     The Company's cash flow from operations was $23.1 million and $25.2 million, respectively, for the nine months ended September
30, 1997 and 1996. The Company had unrestricted cash of approximately $17.3 million as of September 30, 1997 compared to $10.7 million at December 31, 1996. This increase in cash resulted from a net increase in borrowings of $11.2 million during the nine months and the $23.1 million of cash flow from operations, partially offset by capital expenditures related to The Reserve (including a $4.0 million payment to the former Gem stockholders), Ameristar Council Bluffs and other capital improvement projects. The Company's current assets increased by approximately $10.8 million from December 31, 1996 to September 30, 1997, primarily resulting from an increase in cash on hand, income tax refund receivable, deferred taxes and prepaid expenses. The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures primarily through bank debt and other debt financing.

     Until July 15, 1997, Ameristar, as borrower, and its principal subsidiaries, as guarantors, maintained a Revolving Credit Facility with Wells Fargo Bank, NA ("WFB") and a syndicate of banks (the "1995 Revolving Credit Facility"). On July 15, 1997, the Company refinanced its long-term debt through a new $125 million revolving bank credit facility (the "Revolving Credit Facility") and the sale of $100 million aggregate principal amount of 10-1/2% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes").

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

     The Senior Subordinated Notes were issued by Ameristar at par in a private placement to certain initial purchasers for resale to qualified institutional buyers pursuant to the exemption provided by Rule 144A of the Securities and Exchange Commission. The Company is currently offering to exchange the initial series of the Senior Subordinated Notes, which are restricted securities, for a series of substantially identical Senior Subordinated Notes that will not be restricted securities. The net proceeds from the sale of the Senior Subordinated Notes were used to repay $82.4 million in borrowings and interest under the Revolving Credit Facility, $13.1 million in other indebtedness and $800,000 in loan fees for the Revolving Credit Facility. At September 30, 1997, the outstanding principal balance of the Revolving Credit Facility was $32.6 million.

     Until Phase I of The Reserve is completed, additional draws under the Revolving Credit Facility may be used only for the construction of The Reserve, the acquisition of additional land for the development of The Reserve currently under option and the replenishment of working capital used to fund the $4.0 million payment paid in June 1997 to the former Gem stockholders related to the acquisition of The Reserve and certain expenses incurred in connection with the Revolving Credit Facility. Draws for construction of The Reserve are subject to the satisfaction of various conditions typically applicable to construction loans. Following completion of Phase I of The Reserve, Revolving Credit Facility proceeds may be used only for working capital purposes of the Borrowers and funding ongoing capital expenditures for existing facilities, including construction of Phase II of The Reserve and the acquisition of additional land under option adjacent to The Reserve site.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Borrowings under the Revolving Credit Facility are designated by the Borrowers on a quarterly basis as either base rate or London Interbank Offered Rate ("LIBOR") borrowings. The interest rate generally is equal to WFB's per annum prime rate in effect from time to time or the per annum LIBOR rate, plus in each case an applicable margin determined by reference to the Borrowers' rolling four-quarter ratio of total funded debt to EBITDA (as defined below). The range of the base rate margin is from 0.25 percentage points to 2.25 percentage points, and the range of the LIBOR margin is from 1.50 percentage points to 3.50 percentage points. At September 30, 1997, the interest rate applicable to Revolving Credit Facility borrowings was 8.25%.

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

     The Revolving Credit Facility is secured by liens on substantially all of the real and personal property of the Borrowers. The Revolving Credit Facility prohibits any future secondary liens on these properties without the prior written approval of the lenders. Certain changes in control of Ameristar may constitute a default under the Revolving Credit Facility. The Revolving Credit Facility also requires the Borrowers to expend 2% of their consolidated net revenues on capital maintenance annually. The Revolving Credit Facility binds the Borrowers to a number of additional affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. As of September 30, 1997, the Company was in compliance with these covenants.

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

     The 1995 Revolving Credit Facility was terminated early in connection with entering into the Revolving Credit Facility. As a result, the Company incurred a $1.1 million pre-tax non-cash extraordinary charge ($673,000 or $0.03 per share on an after-tax basis) during the 1997 third quarter to reflect the accelerated write-off of unamortized deferred financing costs.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Senior Subordinated Notes were issued under an Indenture dated July 15, 1997 (the "Indenture"). In addition to Ameristar and the Trustee, all of Ameristar's subsidiaries (the "Guarantors") are parties to the Indenture for the purpose of guaranteeing (the "Guarantees") payments on the Senior Subordinated Notes.

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

     The Indenture includes covenants that restrict the ability of Ameristar and the Restricted Subsidiaries (as defined) from incurring future Indebtedness (as defined); provided, however, that Ameristar or any Guarantor may incur Indebtedness if the incurrence thereof would not result in the Consolidated Coverage Ratio (as defined) being greater than 2.0 to 1.0 on a rolling four-quarter basis. The Indenture also permits Ameristar or a Restricted Subsidiary to incur Indebtedness without regard to the Consolidated Coverage Ratio test in certain circumstances, including borrowings of up to $140 million under the Revolving Credit Facility, as amended or replaced from time to time, up to $15.0 million in recourse FF&E financings, up to $7.5 million in borrowings for the construction of the hotel at Ameristar Vicksburg and up to $5.0 million of other Indebtedness.

     The Indenture also includes certain covenants that, among other things, limit the ability of Ameristar and its Restricted Subsidiaries to pay dividends or other distributions, make investments, repurchase subordinated obligations or capital stock, create certain liens (except those securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets, issue or sell subsidiary stock, create or permit restrictions on distributions from subsidiaries or enter into certain mergers and consolidations. If certain securities registration obligations are not satisfied, Ameristar will be required to pay liquidated damages to the holders of the Senior Subordinated Notes under certain circumstances.

     The Company is constructing a 150-room hotel at Ameristar Vicksburg, which is expected to cost approximately $10.3 million, including capitalized construction period interest and preopening costs. The Company has obtained a nonrecourse loan facility for $7.5 million with a private lender for the purpose of funding a portion of the construction costs, with the balance expected to be provided out of operating cash flow. The loan matures July 1, 1998 and requires periodic interest payments at the rate of 15% per annum. The Company is required to pay a non-usage fee at the rate of 3% per annum on the undrawn loan balance, and draws are subject to the satisfaction of various conditions typically applicable to construction loans. As of September 30, 1997, the outstanding balance on the loan was $75,000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     On June 20, 1997 and as part of the consideration for the acquisition of The Reserve, Ameristar issued unsecured subordinated promissory notes to the former Gem stockholders in an aggregate principal amount of $28.7 million (the "Gem Notes"). The per annum interest rate on the Gem Notes is 8%, subject to increases up to a maximum of 18% per annum, following one or more failures to make payments under the Gem Notes by scheduled dates. Any interest not paid when scheduled will thereafter accrue interest as principal. The Gem Notes require annual principal reduction payments ranging from $2.0 million to $3.0 million commencing in November 1998. The Gem Notes mature on December 31, 2004 and may be prepaid in whole or in part without penalty at any time. The Gem Notes are not subject to acceleration or other collection efforts upon failure to make a scheduled payment prior to maturity, and the only remedy for such a failure to make a scheduled payment is an increase in interest rate as described above. The Gem Notes are subordinate to the Revolving Credit Facility, the Senior Subordinated Notes and other long-term indebtedness of Ameristar specified by Ameristar up to a maximum of $250 million.

     At September 30, 1997, the Company had other long-term indebtedness in an aggregate principal amount of $15.1 million.

     Capital expenditures for the nine months ended September 30, 1997 were approximately $29.7 million, including approximately $18.5 million relating to development of The Reserve, $1.4 million relating to the development of the Ameristar Vicksburg hotel, approximately $2.7 million for casino equipment at the Jackpot Properties, and approximately $3.8 million relating to Ameristar Council Bluffs in addition to other normal capital improvement projects. The Company funded these capital expenditures primarily from net cash provided by operating activities and borrowings.

     The Company anticipates making capital expenditures of approximately $49.8 million in the last quarter of 1997, including approximately $43.5 million for the development of The Reserve (including capitalized construction period interest and preopening costs), approximately $4.6 million for the development and construction of a 150-room hotel at Ameristar Vicksburg (including capitalized construction period interest), and approximately $1.7 million for capital improvements at existing facilities and certain other purposes. Among other capital expenditures anticipated for 1998, the Company intends to make capital expenditures of approximately $23.0 million in connection with the completion and opening of Phase I of The Reserve and approximately $4.3 million in connection with the completion of the Ameristar Vicksburg hotel.

     Management believes that the above-described minimum capital expenditure requirements will be funded out of draws under the Revolving Credit Facility and the $7.5 million loan facility for the development of the Ameristar Vicksburg hotel, cash on hand, operating cash flow and purchase money and lease financing related to the acquisition of furniture, fixtures and equipment (including gaming equipment). Although no assurance can be given, the Company anticipates that it will have sufficient funds to satisfy these capital expenditure plans. However, an adverse change in the Company's operations or operating cash flow may affect the Company's ability to fund these capital expenditures and/or maintain compliance with the terms of the Revolving Credit Facility, the Indenture or other debt instruments.

     Management anticipates funding the capital expenditures for the construction of Phase II of The Reserve out of additional draws under the Revolving Credit Facility and operating cash flow. Because the amount of borrowing permitted to be drawn under the Revolving Credit Facility will be determined in part

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

by the Company's rolling four-quarter EBITDA (as defined), the Company's planned borrowing under the Revolving Credit Facility to fund a portion of the construction costs for Phase II of The Reserve will be dependent upon increases in the Company's aggregate operating cash flow, which increases will be primarily dependent upon the operating performance of The Reserve. Management anticipates that cash flow from at least the first one or two full quarters of operation at The Reserve and operations at the Company's other properties will be necessary to provide the borrowing capability under the Revolving Credit Facility and other capital resources for the commencement of construction of Phase II of The Reserve. However, no assurances can be given with respect to the amount of operating cash flow of the Company for any future period.


Factors Affecting Forward-Looking Information

     This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Among others, such forward-looking statements include statements with respect to (i) the availability of operating cash flow in amounts and at the times anticipated by management, (ii) the adequacy of budgeted amounts for capital expenditure projects and the adequacy of the Company's liquidity and capital resources generally, (iii) the anticipated time of completion of capital projects, including Phase I of The Reserve and the hotel at Ameristar Vicksburg and (iv) the ability of the Company to continue to satisfy covenant and other requirements applicable to the Revolving Credit Facility, the Senior Subordinated Notes and other debt obligations.

     These forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company, and which could significantly affect anticipated future
results,  both  short-term  and long-term.   As  a  result,  actual
results may differ, in some cases materially, from those anticipated or contemplated by forward-looking statements in this Report. In addition to the cautionary statements included in this section and elsewhere throughout this Report, attention is directed to the cautionary statements included in the Company's other publicly available filings with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1993 and the Securities Exchange Act of 1934, including without limitation the cautionary statements set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-4 filed with the Commission on November 10, 1997.

Item 3.Quantitative and Qualitative Disclosures About
       Market Risk

     Not applicable.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

      Perini-Anderson v. ACCBI. On November 13, 1997, the American Arbitration Association released the decision on this arbitration proceeding between ACCBI and the general contractor for construction of certain improvements at Ameristar Council Bluffs. The award of the three-arbitrator panel increases the guaranteed maximum price under the construction contract by approximately $690,000 to approximately $33 million and requires Perini-Anderson to pay to ACCBI approximately $825,000, plus interest, to compensate for certain cost overruns. Additional information concerning this arbitration is set forth under "Legal Proceedings" in Part 1, Item 3 of the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1996.

ITEM 6.  Exhibits and Reports on Form 8-K

A.   Exhibits filed as part of this report

     4.1 Supplemental Indenture, dated as of October 24, 1997, among Ameristar Casinos, Inc. Cactus Pete's, Inc., Ameristar Casino Vicksburg, Inc. Ameristar Casino Council Bluffs, Inc., Ameristar Casino Las Vegas, Inc., A.C. Food Services, Inc., AC Hotel Corp. and First Trust National Association. Incorporated by reference to Exhibit 4.1(c) to the Registration Statement on Form S-4 (SEC File No. 333-34381) of Ameristar Casinos, Inc. and its subsidiaries filed with the Securities and Exchange Commission on November 10, 1997.


     27.1 Financial Data Schedule.  Electronically filed herewith.

B.   Reports on Form 8-K

     Form 8-K filed on July 30, 1997, reporting under Item 5 the refinancing of the Registrant's principal long-term debt.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERISTAR CASINOS, INC.
                                 Registrant



Date:  November 13, 1997         /s/ Thomas Steinbauer
                                 Thomas Steinbauer
                                 Senior Vice President of Finance
and Treasurer
                                 (Principal Financial Officer)