Form 10-K405
period 1997-12-31
AMERISTAR CASINOS INC
filed 1998-03-31
CIK 912145

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

As of March 13, 1998, 20,360,000 shares of Common Stock of the registrant were issued and outstanding. The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 13, 1998 was approximately $14,131,000, based on the Nasdaq-NMS closing price for the registrant's Common Stock on such date.

Portions of the registrant's definitive Proxy Statement for its June 9, 1998 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

     This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans," or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Item 1.-- Business -- Cautionary Information Regarding Forward-Looking Statements" below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

                             PART I

ITEM 1.   BUSINESS

INTRODUCTION

     Ameristar Casinos, Inc. is a multi-jurisdictional gaming company that owns and operates casinos and related hotel, food and beverage, entertainment and other facilities, with five properties in operation in Nevada, Mississippi and Iowa. All of the Company's principal operations are conducted through wholly owned subsidiaries. Unless otherwise indicated, or the context otherwise requires, the term "Ameristar" or "ACI" refers to Ameristar Casinos, Inc., a Nevada corporation, and the term the "Company" refers to Ameristar and its subsidiaries. The Company's properties are:


     THE JACKPOT PROPERTIES -- Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel & Casino ("The Horseshu"; and collectively with Cactus Petes, the "Jackpot Properties"), were the Company's first two casino-hotels and are located on U.S. Highway 93 in Jackpot, Nevada at the Idaho border.

     AMERISTAR VICKSBURG -- Ameristar Casino Vicksburg is located in Vicksburg, Mississippi, one-quarter mile north of Interstate 20, the main east-west thoroughfare connecting Atlanta and Dallas, approximately 45 miles west of Jackson, Mississippi. Ameristar Vicksburg includes a permanently-moored, dockside casino (the "Vicksburg Casino") and related land-based facilities, including a 150-room hotel currently under construction (collectively, "Ameristar Vicksburg").

           AMERISTAR  COUNCIL BLUFFS --  Ameristar  Casino  Hotel
Council Bluffs is located near the Nebraska Avenue exit on Interstate 29 in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska. Ameristar Council Bluffs includes a cruising riverboat casino (the "Council Bluffs Casino"), an Ameristar hotel and other related land-based facilities (collectively, "Ameristar Council Bluffs").

     THE RESERVE -- The Reserve Hotel Casino ("The Reserve"), featuring an African safari and big game reserve theme that includes statues of elephants, giraffes and other animals, opened on February 10, 1998 at the junction of Lake Mead Drive and Interstate 515 in Henderson, Nevada, a suburb of Las Vegas.

BUSINESS AND MARKETING STRATEGIES

     The Company's business strategy is to (i) emphasize quality dining, lodging, entertainment and other non-gaming amenities at affordable prices to complement and enhance its gaming operations, (ii) promote its properties as entertainment destinations, (iii) construct facilities appropriate to individual markets, (iv) emphasize courteous and responsive service to develop customer loyalty and (v) utilize marketing programs to promote customer retention. The Company believes this strategy will continue to distinguish the Company from its competitors, many of whom outside of Las Vegas have not emphasized non-gaming amenities in their operations to the same extent as the Company.

     The Company's properties emphasize slot machine play, and the Company periodically invests in new slot equipment to promote customer satisfaction and loyalty. Historically, slot revenues at each property have exceeded 65% of total gaming revenue. All of the Company's properties include table games such as blackjack, craps and roulette. Cactus Petes, Ameristar Vicksburg and The Reserve also offer poker. Keno and sports book wagering are also offered at the Jackpot Properties and The Reserve. The Reserve also offers bingo. The Company generally emphasizes competitive minimum and maximum betting limits based on each market.

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

     The Company's marketing strategy is to develop a loyal customer base by promoting the quality of the Company's gaming, leisure and entertainment amenities that emphasize high standards of service and customer satisfaction. The Company uses players clubs at each property to identify and retain preferred players and develop promotions and special events to encourage increased gaming activity by these customers. Ameristar has introduced the first self comping players club to the Las Vegas market at The Reserve.

     The Company's marketing programs also include a number of promotions, designed primarily to increase the frequency of customer visits within local markets particularly tied to

      gaming  activities, as well as tour and travel  promotional packages in certain markets. The Company uses a variety of advertising media to market its properties, including print, television, radio, outdoor and internet advertising and direct mail promotions. The level of marketing and promotional efforts varies among properties based on competitive and seasonal factors in each market.

EXPANSION STRATEGY

     The Company seeks to expand its operations through a variety of means, including entering new North American markets created by the legalization of casino gaming, developing new casinos or buying existing casinos in established North American casino gaming markets and expansion projects through Native American reservations in North America. Although the Company's preference is to own and operate each of its gaming properties, the Company also considers expansion opportunities involving management contracts or joint ventures.

     The Company also seeks growth in its business through the expansion and improvement of its existing properties. Management has under consideration several projects for The Reserve, Ameristar Council Bluffs and Ameristar Vicksburg, but the Company has not committed to any of these projects as of the date of this Report. Although previously the Company did not contemplate undertaking any other material capital expenditure projects pending the availability of adequate funds for the completion of a planned Phase II of The Reserve, management is currently reconsidering this position and in connection therewith intends to evaluate the operating performance of each of the Company's properties, the anticipated relative costs and benefits of Phase II of The Reserve and other projects under consideration, the availability of cash flow and debt financing to fund capital expenditures and competitive and other relevant factors.

     Management believes that the Company's long-term success in its current markets and expanding into new markets will be dependent in part upon the Company's ability to distinguish its operations from those of its competitors. The Company's strategy of including quality non-gaming amenities in its facilities, such as lodging, dining and entertainment, is intended to provide these competitive distinctions. The scope of non-gaming amenities to be offered at existing properties and future expansion projects will be determined in part by competitive factors within a particular market and the nature of the Company's participation in a particular project. In addition, management believes the selection of attractive expansion markets and quality locations within those markets will continue to be important to the growth of the Company. In selecting expansion opportunities, the Company seeks a strong demographic market with a favorable competitive environment and a site in the market with an attractive, prominent location and ease of access that will support the size and scope of the Company's development plans.

     The timing, cost and scope of any expansion or capital improvement project of the Company will be dependent, among other factors, on the Company's operating cash flow and the resulting ability of the Company to apply operating cash flow to capital expenditures and to incur additional indebtedness under the Company's Revolving Credit Facility or other debt

      instruments.  See "Item 7. -- Management's  Discussion  and
Analysis  of  Financial Condition and Results  of  Operations  --
Liquidity and Capital Resources."

PROPERTY PROFILES

     The following table presents selected statistical and other information concerning the Company's properties as of March 13, 1998.

                                  AMERISTAR  AMERISTAR
             CACTUS       THE     VICKSBURG   COUNCIL      THE
              PETES    HORSESHU   (VICKSBUR    BLUFFS    RESERVE
            (JACKPOT,  (JACKPOT,   G, MS)     (COUNCIL
               NV)        NV)                 BLUFFS,   (Henderso
                                                IA)       n, NV)
OPENING       1956       1956     Feb. 1994  Jan. 1996  Feb. 1998
DATE

CASINO
SQUARE       25,000      3,500     35,000      27,500     42,000
FOOTAGE
(APPROX.)

SLOT           803        137        983       1,057      1,426
MACHINES

TABLE          38          8         47          43         32
GAMES

HOTEL          299        120      150(1)      300(2)      224
ROOMS

NUMBER OF
RESTAURANT     4/3        1/1        2/4        4/4        4/3
S/BARS

RESTAURANT
/BAR         460/80     124/40     550/76      975/93   1,057/105
SEATING
CAPACITY

GUEST
PARKING        908        226       1,021      1,441      1,900
SPACES

OTHER       356-Seat   Keno;      379-Seat   Kids Quest Sports
AMENITIES   Showroom;  Swimming   Showroom;  Children's Book;
            Sports     Pool;      Gift Shop  Activity   Keno;
            Book(3);   General               Center(3); Swimming
            Keno;      Store;                Meeting    Pool;
            Meeting    Service               Space;     Bingo;
            Space;     Station               Indoor     Gift Shop
            Swimming                         Swimming
            Pool;                            Pool &
            Gift                             Spa; Gift
            Shop;                            Shop;
            Amusement                        Amusement
            Arcade                           Arcade

OPERATING  Cactus      CPI       Ameristar   Ameristar  Ameristar
SUBSIDIARY Pete's,               Casino      Casino     Casino
OR         Inc.                  Vicksburg   Council    Las
SUBSIDIARI ("CPI")               , Inc.      Bluffs,    Vegas,
ES                               ("ACVI")    Inc.       Inc.
                                 and AC      ("ACCBI")  ("ACLVI")
                                 Hotel
                                 Corp.(4)

(1)  The  Company  is  developing a 150-room hotel  at  Ameristar
 Vicksburg expected to be completed in June 1998.

(2) Includes a full service 160-room Ameristar hotel owned and operated by the Company and a limited service 140-room Holiday
 Inn Suites Hotel owned and operated by a third party under a ground lease from the Company.

(3) Operated by a third party.

(4) AC Hotel Corp. is a wholly owned subsidiary of ACVI that owns the hotel under construction at Ameristar Vicksburg.

      THE JACKPOT PROPERTIES

     The Jackpot Properties, which have been operating since 1956, have been designed and developed and are marketed to appeal to three separate markets: budget, quality and luxury. The Company sets its prices for hotel rooms, food and other non-gaming amenities at levels that are affordable to its separate customer bases. The Company's objective is to be perceived by its customers as providing good value and high quality for the price charged. Cactus Petes is promoted by the Company as a destination resort primarily in the northwestern United States and southwestern Canada.

     Cactus Petes completed a major expansion project in 1991. Since 1993, Cactus Petes has annually received a Four Diamond rating from the AAA, the highest rating currently awarded to any Nevada hotel. The Horseshu Hotel has a Three Diamond rating from the AAA. The food and beverage operations at the Jackpot Properties include a buffet, a fine dining restaurant, a 24-hour restaurant, a coffee shop and a snack bar, a showroom that features nationally known entertainment, and cocktail lounges with entertainment.

     In January 1997, the Company completed a renovation of its slot gaming equipment at the Jackpot Properties, including the introduction of 587 state-of-the-art slot machines in replacement of older models, the linkage of all slot machines at the Jackpot Properties to the Company's player tracking system and improved sensory appeal, including touch screens and enhanced signage, sounds and colors. In addition, the Company substantially completed a remodeling of the casino at The Horseshu in late 1997. Management believes that these renovations have promoted customer satisfaction and have improved the effectiveness of both targeted marketing and general advertising programs.

     Market. Management believes that approximately 50% of the customer base of the Jackpot Properties consists of residents of Idaho who generally frequent the properties on an overnight or turnaround basis. The balance of the Jackpot Properties' customers come primarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces.
Although many of the customers from beyond southern Idaho are tourists traveling to other destinations, a significant portion of these customers come to Jackpot as a final destination.

     Competition. The Company has developed a dominant share of the market capacity in Jackpot. The Jackpot Properties compete with four other hotels and motels (three of which also have casinos). As of March 13, 1998, the Jackpot Properties accounted for approximately 56% of the lodging rooms, 79% of the slot machines and 77% of the table games in Jackpot. Management believes Cactus Petes offers a more attractive environment and a broader and higher quality range of gaming and leisure activities than those of its competitors. Some additional or renovated facilities have been introduced in Jackpot by the Company's competitors since early 1995. The Company is not aware of any additional expansion plans by existing competitors in Jackpot.

           At  least  two  casinos with video  lottery  terminals similar to slot machines are operated on Native American land in Idaho, including one with approximately 200 VLT machines near Pocatello that has been in operation for approximately three years. Casino gaming began on Native American lands in both western Washington and northeast Oregon in 1995, and casinos also operate in Alberta, Canada. See "Item 1. -- Business -- Cautionary Information Regarding Forward-Looking Statements -- Competition -- The Jackpot Properties."

AMERISTAR VICKSBURG

     Ameristar Vicksburg, which opened in February 1994, represents the Company's first expansion project outside of Jackpot. Management believes Ameristar Vicksburg provides superior and larger facilities than its current competitors in the Vicksburg area and has competitive advantages by virtue of its close proximity to Interstate 20. Nonetheless, Vicksburg is a competitive gaming market and the Ameristar Vicksburg's operations there to date have been dependent to a substantial degree upon a continuous casino marketing and promotional campaign.

     The   permanently  moored,  dockside  Vicksburg  Casino   is
approximately 315 feet long and approximately 120 feet wide. Due to the width of the Vicksburg Casino, the casino, restaurants and showroom have the spacious feel of a land-based facility. The Vicksburg Casino has three levels, which are connected by escalators and elevators. The casino is on the bottom and middle levels and has wide aisles with an open feel that provides a comfortable and inviting atmosphere. The Vicksburg Casino has entrances on both the lower and middle levels, with the lower-level entrance providing access from valet parking and the middle-level entrance providing access from the self-parking area. The Vicksburg Casino is open 24 hours a day.

     The Vicksburg Casino has two restaurants, six bars (one of which offers live cabaret-style entertainment) and a showroom (which is used on an intermittent basis for entertainment and players club promotions). Ameristar Vicksburg also includes the Delta Point River Restaurant situated on a bluff overlooking the Vicksburg Casino. This restaurant was closed in January 1998 for renovation and is expected to reopen in September 1998.

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

     As part of a long-term plan to enhance Ameristar Vicksburg, the Company acquired 18 acres across from the main entrance to the Vicksburg Casino for the future development of additional improvements. The Company is constructing a 150-room hotel on a portion of this parcel and currently anticipates that construction will be completed in June 1998. The Delta Point Inn, a 54-room budget motel that pre-existed the development of Ameristar Vicksburg,

      has  been taken out of service and demolished in connection with this expansion. Management believes that the development cost of the hotel will be approximately $10.3 million, including capitalized construction period interest. Management expects that a substantial portion of these development costs will be funded out of draws under a $7.5 million short-term loan facility and the balance will be funded out of operating cash flow. See "Item
7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Market. The primary market for Ameristar Vicksburg is residents of the Jackson and Vicksburg, Mississippi and Monroe, Louisiana areas; tourists coming to Vicksburg primarily to visit the Vicksburg National Military Park; and other traffic traveling on Interstate 20, a major east-west thoroughfare that connects Atlanta and Dallas.

     Vicksburg, with a population of approximately 26,000 persons, is located 45 miles west of Jackson, the capital of Mississippi. According to the 1990 U.S. Census, the Jackson and Vicksburg metropolitan areas had a total population of approximately 440,000 persons. Approximately 800,000 people live within Ameristar Vicksburg's 17-county primary market area. The Vicksburg National Military Park, located within three miles of Ameristar Vicksburg, draws approximately 900,000 registered visitors a year. Interstate 20 (which connects Atlanta and Dallas) passes directly through Vicksburg. According to the Mississippi Department of Transportation, approximately 7.3 million vehicles drove across the Interstate 20 bridge at Vicksburg during 1997. As of March 13, 1998, Vicksburg had approximately 1,608 lodging rooms. The Vicksburg Chamber of Commerce has estimated that the 1997 average hotel occupancy rate in Vicksburg was approximately 70%. Gaming revenues in Warren County, Mississippi for the 52 weeks ended December 20, 1997, were approximately $189.7 million.

     Competition. Ameristar Vicksburg is subject to competition from three local competitors, from casinos in Shreveport and Bossier City, Louisiana, and from a Native American casino in Philadelphia, Mississippi. Ameristar Vicksburg has approximately 1,263 gaming positions or 32.1% of the total number of positions in Warren County. Based on available data, Ameristar Vicksburg is currently the market leader in Warren County and generated gaming revenues in 1996 and 1997 representing approximately 33.1% and 32.9%, respectively, of the total market gaming revenues. Management attributes Ameristar Vicksburg's leading market share position to the effectiveness of the Company's marketing and promotional strategy, the property's proximity to and visibility from Interstate 20, its ease of access, the size and design of the facility and the range and quality of the amenities offered.

     Several potential gaming sites still exist in Warren County and Vicksburg and from time to time potential competitors propose the development of additional casinos in or near Vicksburg. In August 1997, two companies announced the execution of an agreement to form a joint venture to develop and operate a casino facility near Ameristar Vicksburg, subject to certain contingencies. In addition, the Company is involved in legal proceedings in which it is alleged that the Company and certain other parties engaged in conduct to oppose the development of a casino between Vicksburg and Jackson in violation of Mississippi's antitrust

           and gaming regulatory laws.   See "Item 1. -- Business
-- Cautionary Information Regarding Forward-Looking Statements --
Competition  --  Ameristar Vicksburg."  and  "Item  3.  --  Legal
Proceedings."


AMERISTAR COUNCIL BLUFFS

     The Company opened Ameristar Council Bluffs in January 1996 under one of three gaming licenses currently issued for Pottawattamie County, Iowa. On the bank of the Missouri River across from Omaha, Nebraska, Ameristar Council Bluffs is adjacent to the Nebraska Avenue exit on Interstate 29 immediately north of the junction of Interstate 29 and Interstate 80. The Company designed Ameristar Council Bluffs as a destination resort intended to serve as an entertainment centerpiece of the region. Ameristar Council Bluffs features architecture reminiscent of a gateway river town in the late 1800s. The design complements existing characteristics of Council Bluffs while giving the facility its own distinctive personality. The approximately 50-acre Ameristar Council Bluffs site is large enough to accommodate future land-based expansion should the Company deem it beneficial for the success of the property. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Ameristar Council Bluffs opened in stages during 1996 and early 1997. The Council Bluffs Casino opened on January 19, 1996, portions of the land-based Main Street Pavilion (including two restaurants) opened on June 17, 1996, the Ameristar hotel opened on November 1, 1996 and the sports bar cabaret opened on December 26, 1996. The Company's remaining land-based facilities, a steak house and an indoor swimming pool and spa, opened on February 25 and March 3, 1997, respectively.

     The Council Bluffs Casino is an approximately 40,000 square foot, two-level riverboat measuring 272 feet long by 98 feet wide. By building the vessel with only two levels that have high ceilings and making it 98 feet wide, the casino has the spacious feel of a land-based facility. Both levels of the riverboat are connected by escalators and an elevator. The casino is open 24 hours a day and is required to make a two-hour cruise a minimum of 100 days within the "excursion season," which is defined as April 1 through October 31. If the riverboat fails to satisfy this cruising requirement, it will not be allowed to operate during the balance of the year.

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

           The  Company  has leased a portion  of  the  Ameristar
Council Bluffs site to an entity controlled by Iowa-based Kinseth Hotel Corporation for a 140-room, limited-service Holiday Inn Suites hotel that opened on March 31, 1997. The Kinseth entity developed and operates this hotel. The Holiday Inn Suites hotel and the Main Street Pavilion are connected by a climate-controlled walkway that also connects to the indoor pool, spa and an exercise room.

     Market. Council Bluffs has a population of approximately 54,300 people. Council Bluffs forms part of the greater Omaha, Nebraska/Council Bluffs, Iowa metropolitan area, which according to the 1990 U.S. Census had a population of approximately 640,000. Approximately 1.1 million people live within a 50-mile radius, and approximately 1.6 million people live within a 100-mile radius, of Council Bluffs. The median household income of the greater metropolitan area is approximately $40,000, with an unemployment rate of approximately 2.4%. Based on available data, Council Bluffs is currently the strongest gaming market in Iowa. Gaming revenues in Pottawattamie County, Iowa for the 12 months ended February 28, 1998, were $272.2 million.

     Competition. Three gaming licenses have been issued for Pottawattamie County, Iowa to Iowa West Racing Association. ACCBI operates the Council Bluffs Casino pursuant to an operating agreement with Iowa West Racing Association. The other casinos operating under these licenses are Harveys Casino Resorts ("Harveys"), which operates a riverboat casino in close proximity to Ameristar Council Bluffs, and Bluffs Run, a year-round dog track owned by Iowa West Racing Association that has a gaming license limited to the operation of a reel-style slots only casino. Bluffs Run, which opened in March 1995, has approximately 1,200 slot machines, a restaurant, buffet and lounge entertainment. The Company believes that Bluffs Run will continue to provide significant competition due to its advantage of being the only land-based facility in the market.

     Management believes Harveys also provides serious competition for Ameristar Council Bluffs. The Harveys casino opened on January 1, 1996, and substantially all the other Harveys facilities opened in May 1996, except for a restaurant that opened in May 1997.

     The average monthly market share of gaming revenues of Ameristar Council Bluffs was approximately 28.8% during March 1997 through February 1998 (the first twelve months following the completion of all of the land-based facilities at Ameristar Council Bluffs), approximately 9.1 and 4.5 percentage points behind Bluffs Run and Harveys, respectively. See also "Item 1. -- Business -- Cautionary Information Regarding Forward-Looking Statements -- Competition -- Ameristar Council Bluffs."

THE RESERVE

     The Reserve, featuring an African safari and big game reserve theme that includes statues of elephants, giraffes and other animals, opened on February 10, 1998 at the southeast corner of the junction of Lake Mead Drive and Interstate 515 in Henderson, Nevada. The Company acquired The Reserve under construction on October 9, 1996. In connection with the

      acquisition, the Company redesigned The Reserve  to  expand and enhance the project. The redesign is intended to increase revenues and to improve The Reserve's competitive position.

     The Reserve includes approximately 42,000 square feet of casino space (with approximately 1,426 slot machines and approximately 32 table games (including poker), 224 hotel rooms, four restaurants (a buffet, a 24-hour restaurant, a steak house and an Italian restaurant), three bars and lounges, a sports book, keno, bingo, approximately 1,900 surface parking spaces, back-of-house facilities and a swimming pool. The current food and beverage operations and back-of-house facilities will support future expansion of The Reserve. The Company's total acquisition and construction budget for The Reserve, including capitalized construction period interest, preopening costs, design costs (including those for a contemplated Phase II addition) and acquisition costs was $125.0 million. As of December 31, 1997, $40.3 million of this budget remained to be expended. The ultimate master plan has been designed for phased expansions of the gaming areas, additional hotel towers, multi-level parking, and other amenities such as additional restaurants, meeting rooms and a children's activity center. Under the Company's development plan, Phase II construction at The Reserve would add 28,000 square feet of casino space, approximately 500 slot machines and 20 table games, a relocated and enhanced porte cochere, a 1,400-space parking structure, enhancements to the swimming pool garden area and sports book facilities, and possibly a live animal habitat, at an estimated cost of $27.0 million. However, the desirability, timing, scope and cost of an expansion of The Reserve are currently under consideration by the Company. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for additional information concerning the potential expansion of The Reserve.

     Market. The gaming market in the greater metropolitan Las Vegas area includes segments for local residents and visitors, and both segments of this market are subject to intense and dynamic competition. The Company expects that The Reserve will compete primarily for local customers in the Henderson-Green Valley suburban community. The Company also markets The Reserve to visitors, including persons driving to and from Arizona via Interstate 515, persons driving between California and Lake Mead and other visitors to the Las Vegas area who desire lodging in Henderson-Green Valley.

     According to the 1996 Las Vegas Perspective, the Las Vegas metropolitan area was the fastest growing metropolitan area and Henderson was the fastest growing city in the United States during the first half of the 1990s, with population increases of 26% and 57%, respectively. In February 1997, the Nevada State Demographer's Office estimated the population of Clark County, Nevada was 1.1 million, and the population of Henderson and Boulder City (a community south of Henderson) was 144,800. The Henderson Building Department reports that building permits were issued in 1996 for 5,720 new single and multi-family residential housing units in Henderson. According to the Nevada Department of Transportation, approximately 100,000 vehicles per day currently pass through the junction of Interstate 515 and Lake Mead Drive, the site of The Reserve. No assurance can be given that the Las Vegas metropolitan area and Henderson-Green Valley will continue to experience

      population  growth or that growth  will  continue  for  any particular period of time or at the same rates as in the recent past.

     Competition. The Company expects The Reserve to face significant competition in the Henderson-Green Valley market. In June 1997, Station Casinos, Inc. opened Sunset Station, a casino-hotel approximately 3.5 miles north of The Reserve site along Interstate 515. Management believes that additional competing casino-hotels will be developed in Henderson-Green Valley, and plans have been announced for the development of two casino-hotels within a 3.5 mile radius of The Reserve. In addition, The Reserve competes to a lesser extent with a number of small, limited service casinos that currently operate within a five-mile radius and several other casino-hotels in the southeastern area of metropolitan Las Vegas. Additional competition in this area is anticipated over time. See "Item 1. -- Business -- Cautionary Information Regarding Forward-Looking Statements -- Competition -
- The Reserve."

EMPLOYEES

     As of March 13, 1998, the Company employed approximately 4,005 full-time employees and 426 part-time employees. None of the Company's current employees is employed pursuant to collective bargaining or other union arrangements. Management believes its employee relations are good.

CAUTIONARY   INFORMATION   REGARDING   FORWARD-
          LOOKING STATEMENTS

COMPETITION

     General. The Company competes for customers primarily on the basis of the location and quality of its properties, the quality, range and pricing of non-gaming amenities such as hotels, restaurants and entertainment and the strength of its marketing and promotional campaigns. Some of the Company's known or future competitors in various markets have or may have greater name recognition and financial and marketing resources than the Company.

     In addition, each of the Company's currently operating properties is located in a jurisdiction that restricts gaming to certain areas and/or borders a state that prohibits or restricts gaming operations, which restrictions and prohibitions provide substantial benefits to the Company's business and its ability to attract and retain customers. The legalization or expanded legalization or authorization of gaming within a market area of one of the Company's properties could have an adverse effect, which may be material, on the Company's business, financial condition and results of operations.

     The Jackpot Properties. In addition to local casinos, the Jackpot Properties are subject to existing and potentially expanded competition from casinos in other portions of the Pacific Northwest, including existing casinos on Native American lands near Pocatello, Idaho and in western Washington, northeastern Oregon and Alberta, Canada. Management believes that the currently operating casinos in the outer market negatively impacted the performance of the Jackpot Properties in 1996.
Although the Company responded to the increased competition by renovating its slot equipment at the Jackpot Properties, remodeling the casino at The Horseshu

      and  increasing marketing efforts, which  steps  management believes have demonstrated initial success, no assurances can be given with respect to the future competitive effects on the Jackpot Properties of these casinos.

     The expansion of casino gaming on Native American lands in southern Idaho, eastern Oregon or eastern Washington could have a material adverse effect on the Jackpot Properties and the
Company. Notwithstanding a 1992 Idaho constitutional amendment that prohibits all forms of casino gaming and the Indian Gaming Regulatory Act of 1988 ("IGRA"), which restricts gaming operations on Native American land to those allowed under state law, video lottery terminal ("VLT") casinos, including the one near Pocatello, are currently being operated on Native American lands in Idaho. While these VLT casinos may be in violation of IGRA, federal officials have not taken any enforcement action against these operations. The failure of the federal government to take such enforcement action could lead to the expansion of casino gaming on Native American lands in Idaho. The Shoshone-
Paiute Tribes are seeking a declaratory judgment to determine what forms of gaming are legal and to negotiate a compact with the State of Idaho based on that judgment.

     Increased competition in Jackpot resulting from the renovation or expansion of existing casinos or the development of new casinos, none of which are currently contemplated by any party to the knowledge of the Company, could also have a material adverse effect on the Jackpot Properties and the Company.

     Ameristar Vicksburg. Ameristar Vicksburg is subject to competition from three local competitors, from casinos in
Shreveport and Bossier City, Louisiana, and from a Native American casino in Philadelphia, Mississippi. Due to the intensity of competition in the Vicksburg market, Ameristar Vicksburg's business to date has been dependent upon continuous and aggressive marketing and promotional efforts. Management believes that competition from the casinos in Shreveport and
Bossier   City,  Louisiana  and  Philadelphia,  Mississippi   has
resulted in a recent shrinkage in the territorial size of the Vicksburg gaming market, and it is possible that the Vicksburg market will be subject to additional shrinkage due to competition.

     Several potential gaming sites still exist in Warren County and Vicksburg, and from time to time potential competitors propose the development of additional casinos in or near Vicksburg. In August 1997, two companies announced the execution of an agreement to form a joint venture to develop and operate a casino facility on a site along the Mississippi River near Ameristar Vicksburg, subject to certain contingencies. Accordingly, no assurance can be given that additional competitors will not enter the market. Additional competition in Vicksburg could have a material adverse effect on Ameristar Vicksburg and the Company.

     In addition, the Company is aware of potential sites on the Big Black River near Interstate 20 between Jackson and Vicksburg, which, if developed, would provide a significant competitive advantage over Ameristar Vicksburg and other gaming operations in Warren County due to its closer proximity to Jackson. However, there currently is no exit off Interstate 20 in the vicinity of these sites, the area surrounding these sites is undeveloped and lacks any

      infrastructure and these sites may not meet  the  navigable waterway requirements of Mississippi law for the development of a casino. In December 1996, the Mississippi Gaming Commission rejected an application for the development of a casino at one of these sites, which denial was appealed by an adjoining landowner and the license applicant. In December 1997, a Mississippi circuit court issued an order reversing the decision of the Mississippi Gaming Commission and remanded the application to the Mississippi Gaming Commission for further proceedings. The Mississippi Gaming Commission has appealed this court order. In addition, the Company is involved in legal proceedings in which it is alleged that the Company and certain other parties engaged in conduct to oppose this application in violation of Mississippi's antitrust and gaming regulatory laws. See "Item 3. -- Legal Proceedings." The development of a casino on the Big Black River likely would have a material adverse effect on Ameristar Vicksburg and the Company.

     If Mississippi law were amended to permit gaming in Jackson, the development of one or more casinos there would materially impact Ameristar Vicksburg and the Company. Management is not aware of any current proposals that would permit such an expansion of gaming in Mississippi.

     Ameristar Council Bluffs. Ameristar Council Bluffs currently competes in Council Bluffs with two other casinos. One of these casinos, at the Bluffs Runs dog-racing track, has a significant competitive advantage as a land-based facility and has been the local market leader in gaming revenues each month through March 1998 despite operating under a license that limits it gaming operations to reel-style slot machines. Management believes that the other competitor in Council Bluffs, a riverboat casino operated by Harveys Casino Resorts, also provides and will continue to provide serious competition for Ameristar Council Bluffs.

     Currently, Iowa law does not limit the number of licenses that can be issued in a county. While no assurances can be given that additional licenses will not be issued in Pottawattamie County, it is management's belief that the Iowa Racing and Gaming Commission is concerned about market saturation and will not issue additional licenses that would impair existing operations. In addition, a bill is under consideration by the Iowa legislature that, if adopted, would impose a moratorium on new gaming licenses.

     A ballot initiative was proposed in 1996 that would have authorized slot machines and casino gaming at certain locations in Nebraska, including Omaha, which is across the Missouri River from Council Bluffs. This initiative was not placed on the ballot due to the determination of the Nebraska Secretary of State that an insufficient number of petition signatures were obtained. Although no assurances can be given, management believes it is unlikely that any further legislative action or voting referendum that would authorize casino gaming in Nebraska will be acted upon prior to 2000. The introduction of casino gaming in Nebraska, especially in the Omaha area, likely would have a material adverse effect on the Company.

     The Reserve. The Company expects The Reserve to face significant competition in the Henderson-Green Valley market. In June 1997, Station Casinos, Inc. opened Sunset Station, a casino-hotel approximately 3.5 miles north of The Reserve site along Interstate 515. Sunset

      Station  is  larger than The Reserve, and Station  Casinos,
Inc. has operated casinos aimed at local Las Vegas residents for many years. Plans have also been announced for the development of a casino-hotel approximately 3.5 miles west of The Reserve, near the junction of Interstate 215 and Lake Mead Drive. Management believes that construction on this project could commence as early as late 1998. Another competing casino-hotel with a 70,000-square foot casino, 300 hotel rooms and other amenities is proposed to be developed across from Sunset Station. This project is in the design stage, and, if developed, management believes that it would not open before early 2000.

     Management is also aware of several additional sites in Henderson-Green Valley that have been zoned for casino-hotel and believes it is likely additional casino resorts ultimately will be developed in Henderson-Green Valley and other portions of the southeastern Las Vegas metropolitan area. Station Casinos, Inc. has recently announced plans for the development of a local-market casino-hotel approximately 8.5 miles north of The Reserve near two existing casino-hotels.

 SUBSTANTIAL LEVERAGE AND ABILITY TO SATISFY DEBT OBLIGATIONS

     The Company has substantial fixed debt service in addition to operating expenses. Such indebtedness requires substantial annual debt-service payments, including some principal payments. The degree to which the Company is leveraged could have important consequences to the holders of its securities, including the following: (i) the Company's ability to make scheduled payments of principal of, or premium (if any) or interest on, or to refinance, its indebtedness may be impaired, (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be impaired, (iii) the Company's flexibility in planning for or reacting to changes in market conditions may be limited and
(iv) the Company may be vulnerable in the event of a downturn in its business. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The Company's principal long-term debt instruments contain, and future long-term debt instruments may contain, certain restrictive covenants including, among other things, limitations on the ability of the Company to incur additional indebtedness, to create liens and other encumbrances, to make certain payments and investments, to enter into transactions with affiliates to sell or otherwise dispose of assets and to merge or consolidate with another entity. Although the covenants are subject to various exceptions that are intended to allow the Company to operate without undue restraint in certain anticipated circumstances, there can be no assurance that such covenants will not adversely affect the Company's ability to finance future operations or capital needs or to engage in other activities that may be in the interest of the Company. In addition, the Company's long-term debt requires it to maintain certain financial ratios and future credit facilities may contain similar restrictions. The Company's ability to comply with such provisions will be dependent upon its future performance, which will be affected by prevailing economic conditions and financial, business, competitive, regulatory and other factors, many of which are beyond the Company's control. Accordingly, no assurance can be given that the Company will maintain a level of operating cash flow that

      will  permit it to service its obligations and  to  satisfy applicable financial covenants. A breach of any of these covenants or the inability of the Company to comply with the required financial ratios could result in an inability to obtain additional borrowings under existing debt facilities or a default under one or more of the Company's long-term debt instruments.

CONSTRUCTION AND DEVELOPMENT RISKS; RISKS OF NEW VENTURES

     General Construction and Development Risks. Construction and expansion projects, such as the addition of a hotel at Ameristar Vicksburg and various expansion and improvement projects under consideration for this Company's other properties, entail significant risks, including shortages of materials (including slot machines or other gaming equipment) or skilled labor, unforeseen construction scheduling, engineering, environmental or geological problems, work stoppages, weather interference, floods, fires, other casualty losses, and unanticipated cost increases. The anticipated costs and construction periods for construction projects of the Company are based upon budgets, conceptual design documents and construction schedule estimates prepared by the Company in consultation with its architects and contractors, and no assurance can be given that any project will be completed on time, if at all, or on budget or that the Company will be able to fund any budget overrun amounts. Variances in construction time periods or budgets could be substantial. The completion date of any construction project of the Company may differ significantly from initial expectations for construction-related or other reasons.

     In connection with certain construction projects undertaken by the Company, the Company employs "fast-track" design and construction methods, which involve the design of future stages of construction while earlier stages of construction are underway. Although management believes that the use of fast-track design and construction methods can reduce the overall construction time, these methods may not always result in such reductions, may involve additional construction costs than otherwise would be incurred and may increase the risk of disputes with contractors.

     Construction Dependent upon Available Financing and Operations. The availability of funds under the Company's principal credit facility at any time is dependent upon the amount of EBITDA (as defined) of Ameristar and its principal subsidiaries during the preceding four full fiscal quarters. Since the future operating performance of the Company will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond the control of the Company, no assurances can be given with respect to the level of the Company's future consolidated EBITDA or the resulting availability of operating cash flow or borrowing capacity of the Company to undertake or complete future construction projects, including those currently under consideration for the expansion of The Reserve and Ameristar Council Bluffs. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Risks of Cost Overruns. The cost of any construction project undertaken by the Company may vary significantly from initial current expectations, and the Company may have a limited amount of capital resources to fund cost overruns on any project. If the Company

      cannot  finance such cost overruns on a timely  basis,  the completion of one or more projects may be delayed until adequate cash flow from operations or other financing is available.

     General Risks of New Ventures. As a result of operating risks, including those described in this section, and other risks associated with a new venture, there can be no assurance that, once completed, any development project will increase the Company's operating profits or operating cash flow.

CONTROL  BY CURRENT STOCKHOLDER AND EFFECTS OF CHANGE IN CONTROL;
DEPENDENCE ON KEY PERSONNEL

     Craig H. Neilsen, the Company's president and chief executive officer, controls approximately 86.9% of the outstanding shares of Common Stock of Ameristar. As a result, Mr. Neilsen has the power to control the management and daily operations of the Company. The Company is dependent on the continued performance of Mr. Neilsen and his management team. The loss of the services of Mr. Neilsen or any other executive officer of the Company may have a material adverse effect on the Company. In addition, the death of Mr. Neilsen could result in the need for his estate, heirs or devisees to sell a substantial number of shares of the Common Stock to obtain funds to pay inheritance tax liabilities. Certain changes in control of the Company could result in the acceleration of the Company's principal long-term credit facilities.

AVAILABILITY OF OPERATING AND CORPORATE MANAGEMENT PERSONNEL

     The Company has experienced and expects to continue to experience strong competition in hiring and retaining qualified operating and corporate management personnel. Management believes that a number of factors have contributed to the Company's difficulties in attracting and retaining qualified management personnel, including the recent and continuing proliferation of gaming facilities throughout the United States, the additional burdens on the Company's existing management personnel due to the lack of depth in other positions, the reluctance of the Company to match or exceed compensation packages offered by some of its competitors, and the locations of some of the Company's operations (particularly Jackpot and Vicksburg).

GAMING LICENSING AND REGULATION

     The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The States of Iowa, Mississippi and Nevada and the applicable local authorities require various licenses, findings of suitability, registrations, permits and approvals to be held by the Company and its subsidiaries. The Iowa Racing and Gaming Commission, the Mississippi Gaming Commission and the Nevada Gaming Commission may, among other things, limit, condition, suspend, revoke or not renew a license or approval to own the stock of any of
Ameristar's Iowa, Mississippi or Nevada subsidiaries, respectively, for any cause deemed reasonable by such licensing authority. Gaming licenses require periodic renewal currently every two years in Mississippi, and annually in Iowa. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied against Ameristar, such

      subsidiaries  and  the persons involved.   The  suspension,
revocation or non-renewal of any of the Company's licenses or the levy on the Company of substantial fines or forfeiture of assets would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is subject to substantial gaming taxes and fees imposed by various governmental authorities, which are subject to increase.

     To date, the Company has obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of its currently operating gaming activities. However, gaming licenses and related approvals are deemed to be privileges under Iowa, Mississippi and Nevada law, and no assurances can be given that any new licenses, permits and approvals that may be required in the future will be given or that existing ones will be maintained or extended. In addition, changes in law could restrict or prohibit gaming operations of the Company in any jurisdiction, and certain jurisdictions, including Iowa, require the periodic reauthorization of gaming activities. No assurance can be given that gaming operations of the type conducted by the Company will continue to be authorized in any jurisdiction. Such a change in law or failure to reauthorize gaming activities could substantially diminish the value of the Company's assets in such a jurisdiction and otherwise have a material adverse effect on the Company's business, financial condition and results of operations. Various proposals are currently under consideration by the Iowa Legislature that, if adopted, would restrict the expansion of existing gaming operations and otherwise have an adverse financial impact on casino operations in the state. See "Item 1. --Business -- Government Regulations."

LOSS OF RIVERBOAT AND DOCKSIDE FACILITIES FROM SERVICE

     The Company's riverboat and dockside facilities in Mississippi and Iowa could be lost from service due to casualty, mechanical failure, extended or extraordinary maintenance, floods or other severe weather conditions. Cruises of the Council Bluffs Casino are subject to risks generally incident to the movement of vessels on inland waterways, including risks of casualty due to river turbulence and severe weather conditions. In addition, United States Coast Guard regulations set limits on the operation of vessels, require that vessels be operated by a minimum complement of licensed personnel and require a hull inspection at a United States Coast Guard approved dry docking facility for all cruising riverboats at five-year intervals. Less stringent inspection requirements apply to permanently moored dockside vessels like the Vicksburg Casino. The Council Bluffs Casino is not scheduled for re-inspection by the United States Coast Guard until November 2000. The loss of a riverboat or dockside facility from service for any period of time likely would adversely affect the Company's operating results and borrowing capacity under its long-term debt facilities and could result in the occurrence of an event of a default under one or more credit facilities or contracts.

ENVIRONMENTAL RISKS AND REGULATION

     As is the case with any owner or operator of real property, the Company is subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental

      laws could result in the imposition of severe penalties  or restrictions on operations by government agencies or courts of law which could adversely affect operations. The Company does not have environmental liability insurance to cover most such events, and the environmental liability insurance coverage it maintains to cover certain events includes significant limitations and exclusions. In addition, if the Company discovers any significant environmental contamination affecting any of its properties, the Company could face material remediation costs or additional development costs for future expansion activities. See "Item 2. -
- Properties."

GOVERNMENT REGULATIONS

     The ownership and operation of casino gaming facilities are subject to extensive state and local regulations. The Company is required to obtain and maintain gaming licenses in each of the jurisdictions in which the Company conducts gaming. The limitation, conditioning or suspension of gaming licenses could (and the revocation or non-renewal of gaming licenses, or the failure to reauthorize gaming in certain jurisdictions, would) materially adversely affect the operations of the Company in that jurisdiction. In addition, changes in law that restrict or prohibit gaming operations of the Company in any jurisdiction could have a material adverse effect on the Company.

     NEVADA. The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations. The Company's operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and, in the case of the Jackpot Properties, the Liquor Board of Elko County. The Company's operations at The Reserve are subject to the licensing and regulatory control of the City of Henderson. The Nevada Commission, the Nevada Board, the City of Henderson and the Liquor Board of Elko County are collectively referred to in this section as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things, (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, (iii) providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     CPI, which operates the Jackpot Properties, and ACLVI, which operates The Reserve, are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Ameristar is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has

      been  found  suitable to own the stock of  CPI  and  ACLVI, which are corporate licensees ("Corporate Licensee") under the terms of the Nevada Act. As a Registered Corporation, Ameristar is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, CPI and ACLVI have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses currently required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, CPI, ACLVI or Ameristar in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of CPI and ACLVI must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Ameristar who are actively and directly involved in gaming activities of CPI or ACLVI may be required to be reviewed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

     CPI, ACLVI and Ameristar are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by CPI and ACLVI must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by CPI or ACLVI, the gaming licenses it holds or has applied for could be limited, denied, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, CPI, ACLVI, Ameristar and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate CPI's or ACLVI's gaming properties and, under certain circumstances, earnings generated during the supervisor's

      appointment (except for the reasonable rental value of  the casinos) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and denial or revocation of any gaming license would) materially adversely affect Ameristar's gaming operations.

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

     The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Ameristar is subject to disciplinary action if,

      after it receives notice that a person is unsuitable to  be a stockholder or to have any other relationship with Ameristar, CPI or ACLVI, Ameristar, (i) pays that person any dividend or interest upon voting securities of Ameristar, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by the person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities by Ameristar, for cash at fair market value. Additionally, the Liquor Board of Elko County and the City of Henderson have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license within their jurisdictions.

     The Nevada Commission may, at its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if it has reason to believe that such holder's acquisition of such ownership would otherwise be inconsistent with the declared policy of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

     Ameristar may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. In addition, restrictions on the transfer of an equity security issued by a Corporate Licensee, and agreements not to encumber such securities (collectively, "Stock Restrictions") are ineffective without the prior approval of the Nevada Commission. Any such approvals do not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. The Company has obtained all such approvals required to date.

           Changes  in  control  of  Ameristar  through   merger,
consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada Corporate Licensee gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of Corporate Licensees and their affiliates;
(ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food, refreshments or merchandise.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the

      foreign  gaming  operation, fail  to  conduct  the  foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     As a condition of receiving a gaming license for The Reserve, Ameristar made a commitment to the Nevada Commission to implement a Compliance Plan. ACI has drafted a plan and will submit it to the Nevada Board for its review and approval during the week of March 30, 1998. The purposes of the proposed plan will be to (i) monitor compliance with gaming laws in Nevada and other jurisdictions, (ii) advise the Board of Directors of any gaming law compliance problems, (iii) provide reports to the Nevada Board, (iv) perform due diligence regarding certain proposed transactions and relationships of the Company, and (v) receive input from the Nevada Gaming Authorities. As proposed, the plan will be implemented by a Compliance Committee, which will consist of four members: a new full time employee of the Company to be known as the Compliance Officer, one outside director, one inside director or executive officer, and one person who is not affiliated with the Company who is familiar with gaming generally. The members of the Committee will be subject to approval of the Nevada Board. The identity of the members of the Committee has not yet been determined

     MISSISSIPPI. The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation. Regulation is primarily effected through the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and the regulatory control of the Mississippi State Tax Commission (collectively, the "Mississippi Gaming Authorities").

     The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, is similar to the Nevada Gaming Control Act. The Mississippi Commission adopted regulations which are also similar in many respects to the Nevada gaming regulations.

     The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission seek to (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Commission; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. Changes in Mississippi law or regulations could have an adverse effect on the Company and the Company's Mississippi gaming operations.

           The  Mississippi Act provides for  legalized  dockside gaming at the discretion of the 14 eligible counties that border either the Mississippi Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of March 24, 1998, dockside gaming was permissible in nine of the 14 eligible counties in the State and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the
Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the State in eligible counties along the Mississippi Gulf Coast. In December 1996, the Mississippi Commission rejected an application for the development of a casino on a site off the Big Black River in Warren County near Interstate 20 between Jackson and Vicksburg, which was appealed by an adjoining landowner and the license applicant. In December 1997, a Mississippi circuit court issued an order reversing the decision of the Mississippi Commission and remanded the application to the Mississippi Commission for further proceedings. The decision of the court has been appealed by the Mississippi Commission. The Mississippi Commission has also proposed a regulation that, if adopted, would prohibit the establishment of a casino on the Big Black River as an unlawful site. In addition, the Company is involved in legal proceedings in which it is alleged that the Company and certain other parties engaged in conduct to oppose this application in violation of Mississippi's antitrust and gaming regulatory laws. See "Item 3 -- Legal Proceedings."

     The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices and, on August 11, 1997, a Mississippi lower court ruled that the Mississippi Act also permits race books on the premises of licensed casinos. The Mississippi Commission has stated its intention not to appeal that decision and expects to begin soon the process to promulgate regulations for race books.

     Ameristar, and any subsidiary of Ameristar that operates a casino in Mississippi (a "Gaming Subsidiary"), is subject to the licensing and regulatory control of the Mississippi Gaming Authorities. Ameristar is registered as a publicly traded holding company of ACVI under the Mississippi Act. Ameristar is required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If Ameristar is unable to continue to satisfy the registration requirements of the Mississippi Act, Ameristar and its Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. Each Gaming Subsidiary must obtain a gaming license from the Mississippi Commission to operate casinos in Mississippi. A gaming license is issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations and physical inspection of the casinos prior to opening. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

     Gaming licenses are not transferable, are issued for a two-year period and must be renewed periodically thereafter. ACVI was granted a renewal of its gaming license by the

      Mississippi  Commission on December 18,  1997.  The  gaming license for ACVI must be renewed in January of 2000. No person may become a stockholder of or receive any percentage of profits from a gaming licensee subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Commission. Ameristar has obtained such approvals in connection with ACVI's gaming license.

     Certain officers and employees of Ameristar and the officers, directors and certain key employees of each Gaming Subsidiary must be found suitable or be licensed by the Mississippi Commission. The Company believes it has obtained or applied for all necessary findings of suitability with respect to such persons associated with Ameristar or ACVI, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. Employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a license for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a license, the Mississippi Commission has jurisdiction to disapprove a change in a licensed position. The Mississippi Commission has the power to require any Gaming Subsidiary or Ameristar to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

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

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty (30) days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Management believes that compliance by Ameristar with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of its securities. Any person found unsuitable and who holds, directly

      or  indirectly, any beneficial ownership of the  securities of Ameristar beyond such time as the Mississippi Commission prescribes, may be guilty of a misdemeanor. Ameristar is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with Ameristar or its Gaming Subsidiaries,
Ameristar: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of Ameristar; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person;
(iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

     Ameristar may be required to disclose to the Mississippi Commission, upon request, the identities of debt security holders. In addition, the Mississippi Commission under the Mississippi Act may, in its discretion, (i) require holders of debt securities of Ameristar to file applications, (ii) investigate such holders, and (iii) require such holders to be found suitable to own such debt securities or receive distributions thereon. If the Mississippi Commission determines that a person is unsuitable to own such security, then the issuer may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to, a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

     ACVI must maintain a current stock ledger in its principal office in Mississippi and Ameristar must maintain a current list of stockholders in the principal office of ACVI which must reflect the record ownership of each outstanding share of any class of equity security issued by Ameristar. The stockholder list may thereafter be maintained by adding reports regarding the ownership of such securities that it receives from Ameristar's transfer agent. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities of Ameristar are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Ameristar must also render maximum assistance in determining the identity of the beneficial owner.

     The   Mississippi   Act  requires  that   the   certificates
representing securities of a publicly traded corporation that has a Gaming Subsidiary bear a legend to the general effect that such

      securities  are  subject to the  Mississippi  Act  and  the regulations of the Mississippi Commission. Ameristar has received an exemption from this legend requirement from the Mississippi Commission. The Mississippi Commission has the power to impose additional restrictions on the holders of Ameristar's securities at any time.

     Substantially all loans, leases, sales of securities and similar financing transactions by a Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Gaming Subsidiary may not make an issuance or a public offering of its securities. Ameristar may not make an issuance or a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. Any representation to the contrary is unlawful.

       Under the regulations of the Mississippi Commission, a Gaming Subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Commission. The pledge of the stock of a Gaming Subsidiary and the foreclosure of such a pledge is ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Gaming Subsidiary and agreements not to encumber such securities (the "Stock Restrictions") are ineffective without the prior approval of the Mississippi Commission. The Company has obtained all such necessary approvals required to date.

        Changes in control of Ameristar through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover, and certain recapitalizations and stock repurchases by Ameristar, cannot occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a registered corporation must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of such registered corporation. The Mississippi Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to (i) assure the financial stability of corporate gaming operations and their affiliates;
(ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before Ameristar may

      make exceptional repurchases of voting securities above the current market price of its common stock (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations will also require prior approval by the Mississippi Commission if Ameristar adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of Ameristar. Neither Ameristar nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi
Commission or a waiver of such approval. The Mississippi Commission may require determinations that, among others, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. Ameristar has previously obtained a waiver of foreign gaming approval from the Mississippi Commission for operations in Nevada and Iowa and will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi.

     If the Mississippi Commission decides that a Gaming Subsidiary violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the license of the Gaming Subsidiary. In addition, a Gaming Subsidiary, Ameristar and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could seek to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect Ameristar's and the Gaming Subsidiary's gaming operations.

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

     The Mississippi Commission's regulations require as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Notwithstanding the Company's belief that ACVI is in compliance with this requirement, the Mississippi Commission has advised the Company that it believes the expansion of non-gaming amenities by ACVI and its competitors in the Vicksburg market is

      necessary  to  maintain and expand this market.  Management agrees with this view, and the Company is constructing a 150-room hotel at Ameristar Vicksburg which is expected to open in June
1998.

     IOWA. The Company's Council Bluffs operations are conducted by ACCBI and are subject to Chapter 99F of the Iowa Code and the regulations promulgated thereunder. The Company's gaming operations are subject to the licensing and regulatory control of the Iowa Racing and Gaming Commission (the "Iowa Gaming Commission").

     Under Iowa law, wagering on a "gambling game" is legal, when conducted by a licensee on an "excursion gambling boat." An "excursion gambling boat" is a self-propelled excursion boat. "Gambling game" means any game of chance authorized by the Iowa Gaming Commission. The excursion season must be from April 1st through October 31st of each calendar year. The vessel must operate at least one excursion each day for 100 days during the excursion season to operate during the off season. Each excursion must consist of a minimum of two hours. The Council Bluffs Casino satisfied the requirements of Iowa law for the conduct of off-season operations during each of 1996 and 1997.

     The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to "qualified sponsoring organizations." A "qualified sponsoring organization" is defined as a person or association that can show to the satisfaction of the Iowa Gaming Commission that the person or association is eligible for exemption from federal income taxation under sec. 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal
Revenue Code (hereinafter "not-for-profit corporation"). The not-for-profit corporation is permitted to enter into operating agreements with persons qualified to conduct riverboat gaming operations. Such operators must be approved and licensed by the Iowa Gaming Commission. On January 27, 1995, the Iowa Gaming Commission authorized the issuance of a license to conduct gambling games on an excursion gambling boat to the Iowa West Racing Association, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Council Bluffs, Iowa (the "Association"). The Association entered into an agreement  with  ACCBI  authorizing ACCBI  to  operate  riverboat gaming  operations  in  Council Bluffs  under  the  Association's gaming license (the "Operator's Contract"). This contract was approved by the Iowa Gaming Commission. The term of the Operator's Contract runs until December 31, 2002, with two five-year renewal options. The current license awarded by the Iowa Gaming Commission for the Council Bluffs Casino expires on March 31, 1998 and has been renewed to March 31, 1999.

     Under Iowa law, a license to conduct gambling games may be issued in a county only if the county electorate has approved such gambling games. Although the electorate of Pottawattamie County, which includes the City of Council Bluffs, approved by referendum the gambling games conducted by ACCBI, a reauthorization referendum must be submitted to the electorate in the general election to be held in 2002 and each eight years thereafter. Each such referendum requires the vote of a majority of the persons voting thereon. If any such reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to periodic renewal for a total of nine years from the date

      of  original  issuance, subject to  earlier  revocation  as discussed below. The original issuance date of the gaming license for Ameristar Council Bluffs was January 27, 1995.

     Various bills affecting gaming are currently under consideration in the Iowa legislature. One of these bills would impose a moratorium on the issuance of any new gaming licenses, which would positively impact the Company. Other proposed bills would prohibit existing casinos from expanding their operations, require the removal or relocation of automatic teller machines at casino facilities and increase the amounts required to be reimbursed by casinos to the State of Iowa for law enforcement activities.

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

     The Subsidiary Guarantee of the Notes issued by ACCBI also required the prior approval of the Iowa Gaming Commission, which has been obtained. Such approval does not constitute a finding, recommendation or approval by the Iowa Gaming Commission as to the accuracy or adequacy of this Prospectus or the investment merits of the Notes. Any representation to the contrary is unlawful.

     ACCBI is required to notify the Iowa Gaming Commission of the identity of each director, corporate officer and owner, partner, joint venturer, trustee or any other person who has a beneficial interest of five percent (5%) or more, direct or indirect, in ACCBI. The Iowa Gaming Commission may require ACCBI to submit background information on such persons. The Iowa Gaming Commission may request ACCBI to provide a list of persons holding beneficial ownership interests in ACCBI of less than five percent (5%). For purposes of these rules, "beneficial interest" includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The Iowa Gaming Commission may suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest includes or involves any person or entity which is found to be ineligible as a result of want of character, moral fitness, financial responsibility, professional responsibility or due to failure to meet other criteria employed by the Iowa Gaming Commission.

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

           Iowa  has  a  graduated wagering  tax  equal  to  five percent (5%) of the first one million dollars of adjusted gross receipts, ten percent (10%) on the next two million dollars of adjusted gross receipts and twenty percent (20%) on adjusted gross receipts over three million dollars. In addition, the state charges other fees on a per customer basis. Additionally, ACCBI pays to the City of Council Bluffs a fee equal to $0.50 per passenger.

     Under   the  Operator's  Contract,  ACCBI  also   pays   the
Association an admissions fee of $1.50 per passenger. ACCBI has interpreted the Operator's Contract to mean that a person may leave and re-enter Council Bluffs Casino (for example, to visit the restaurants at Ameristar Council Bluffs) without ACCBI being obligated to pay an additional admissions fee to the Association. ACCBI received a letter from the Association in August 1996 in which the Association asserted that an additional fee is due each time a person enters the Council Bluffs Casino, including re-entries. The Company has been advised by the Association that the board of directors of the Association discussed a proposal to settle this dispute at an October 1997 meeting but declined to take any action either to approve the proposed settlement or to pursue the previously threatened claim. Accordingly, the Association has advised ACCBI that it does not currently intend to pursue this claim, but the Association has not formally waived or released the claim.

     If the Iowa Gaming Commission decides that a gaming law or regulation has been violated, the Iowa Gaming Commission has the power to assess fines, revoke or suspend licenses or to take any other action as may be reasonable or appropriate to enforce the gaming rules and regulations.

     REGULATORY REQUIREMENTS APPLICABLE TO OWNERS OF CERTAIN NOTES. A record or beneficial owner of the promissory notes issued by the Company in connection with the acquisition of The Reserve (the "Gem Notes") could be required by one or more gaming regulatory authorities to be found suitable, and such owner would be required to apply for a finding of suitability within 30 days after request of such gaming authority or within such other time period prescribed by such gaming authority. If such a record or beneficial owner is required to be found suitable and is not found suitable by such gaming regulatory authority, such owner may be required by law to dispose of the Gem Notes. If any gaming regulatory authority determines that a person is unsuitable to own the Gem Notes, then the Company may be subject to sanctions, including the loss of its regulatory approvals, if, without the prior approval of the applicable gaming regulatory authorities, it (i) pays interest on the Gem Notes to the unsuitable person,
(ii) pays the unsuitable person remuneration in any form or (iii) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction. In denying applications for findings of suitability for certain purposes in early 1997 submitted by the persons to whom the Gem Notes were issued, the Nevada Commission did not find either of them to be unsuitable to hold any debt obligations of Ameristar, and, as of the date of this report, no gaming regulatory authority has required either of such persons to apply for a finding of suitability to own the Gem Notes. However, one or more gaming regulatory authorities could require a holder of the Gem Notes to submit such an application in the future.

           These  regulatory  requirements  are  applicable  with respect to other debt securities issued by the Company, including the Company's Senior Subordinated Notes. However, unlike the Gem Notes, the Senior Subordinated Notes include provisions requiring a holder who is found to be unsuitable to dispose of its Senior Subordinated Notes. In certain circumstances, the Company is permitted to redeem Senior Subordinated Notes of an unsuitable holder.

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

     CURRENCY TRANSACTION REPORTING REQUIREMENTS. Pursuant to a 1985 agreement between the State of Nevada and the United States Department of the Treasury (the "Treasury"), the Nevada Commission and the Nevada Board have authority to enforce their own cash transaction reporting laws applicable to casinos, which substantially parallel the Federal Bank Secrecy Act. Under the Money Laundering Suppression Act of 1994, which was passed by Congress, the Secretary of the Treasury retained the ability to permit states, including Nevada, to continue to enforce their own cash transaction reporting laws applicable to casinos. The Nevada Act and related regulations require most gaming licensees to file reports with respect to various gaming-related and other cash transactions if such transactions aggregate more than $10,000 in a 24-hour period. Casinos are required to monitor receipts and disbursements of currency in excess of $10,000 and report them to the Treasury. Although it is not possible to quantify the full impact of these requirements on the Company's business, the changes are believed to have had some adverse effect on results of operations since inception.

     On November 28, 1994, the Treasury enacted amendments (effective December 1, 1994) to the federal regulations under the Bank Secrecy Act. The amendments require casinos subject to the Bank Secrecy Act to implement written programs no later than June 1, 1995 to assure and monitor compliance with the Bank Secrecy Act. Such programs must include "know your customer" and suspicious transaction reporting components. Although Nevada casinos are exempt from Title 31, the Nevada Commission has recently adopted regulations under the Nevada Act that parallel in several respects the amendments to the Bank Secrecy Act.

     POTENTIAL CHANGES IN TAX AND REGULATORY REQUIREMENTS. From time to time, federal and state legislators and officials have proposed changes in tax law, or in the administration of such laws, affecting the gaming industry. Recent proposals have included a federal gaming tax and increases in state or local gaming taxes. They have also included limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming

      companies. It is not possible to determine  with  certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a materially adverse effect on the Company's financial results.

     The United States Congress has passed legislation which creates a national gaming study commission (the "National Gaming Commission"). The National Gaming Commission will generally have the duty to conduct a comprehensive legal and factual study of gambling in the United States and existing federal, state and local policies and practices with respect to the legalization or prohibition of gambling activities, to formulate and propose changes in such policies and practices and to recommend legislation and administrative actions for such changes. It is not possible to predict the future impact of these proposals on the Company and its operations. Any such proposals could have a material adverse affect on the Company's business.

     NON-GAMING REGULATIONS. The sale of alcoholic beverages by the Company is subject to the licensing, control and regulation in Jackpot by the Liquor Board of Elko County, in Henderson by the City of Henderson, in Vicksburg by both the City of Vicksburg and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission, and in Council Bluffs by the Alcoholic Beverage Division of the Iowa Department of Commerce (collectively, the "Liquor License Authorities"). In Mississippi, Ameristar Vicksburg has been designated as a special resort area, which allows ACVI to serve alcoholic beverages on a 24-hour basis. In Nevada, the applicable liquor laws allow 24-hour service of alcoholic beverages without any additional permits. In Iowa, the applicable liquor laws allow the sale of liquor during legal hours which are Monday through Saturday from 6 a.m. to 2 a.m. and Sunday from 8 a.m. to 2 a.m. All licenses are revocable and not transferable. The Liquor License Authorities have the full power to limit, condition, suspend or revoke any such license or to place a liquor licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company's business.

     Certain officers and managers of ACVI and ACLVI must be investigated by the applicable Liquor License Authorities in connection with ACVI's and ACLVI's liquor permits. Changes in licensed positions must be approved by the applicable Liquor License Authorities.

     All cruising vessels operated by the Company must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Inspection. These requirements set limits on the operation of the vessel and require that each vessel be operated by a minimum complement of licensed personnel. Loss of the vessel's Inspection Certificate would preclude its use as a riverboat. Every five years, vessels must be dry-docked for an inspection of the outside of the hull resulting in a loss of service that may have an adverse effect on the Company. Less stringent rules apply to permanently moored vessels.

     In order to comply with the federal Merchant Marine Act of 1936, as amended, and the federal Shipping Act of 1916, as amended, and applicable regulations thereunder, the Company's Bylaws contain provisions designed to prevent persons who are not citizens of the

      United  States  from holding, in the aggregate,  more  than
24.9% of the Company's outstanding common stock.

     All shipboard employees of the Company employed on U.S. Coast Guard-approved vessels, even those who have nothing to do with the actual operations of the vessel, such as dealers, waiters and security personnel, may be subject to the Jones Act, which, among other things, exempts those employees from state limits on workers' compensation awards.

     The   Company  is  also  required  to  comply  with  various
environmental regulations. See "Item 2. --  Properties."

ITEM 2.   PROPERTIES

     JACKPOT. Cactus Petes is located on a 35-acre site and The Horseshu is located on a 30-acre site. The Cactus Petes and The Horseshu sites are across from each other on U.S. Highway 93. The Company also owns 204 housing units in Jackpot, including 90 units in two apartment complexes developed as United States Department of Agriculture Rural Economic and Community Development Services Multi-Family Housing Program ("USDA") projects. These housing units support the primary operations of the Jackpot Properties. The Jackpot Properties are subject to deeds of trust securing the Revolving Credit Facility, and the USDA housing projects are subject to mortgage loans in favor of the USDA.

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

     VICKSBURG. In connection with the development of Ameristar Vicksburg, the Company has acquired seven parcels in Vicksburg along Washington Street near Interstate 20. These parcels comprise approximately 43.4 acres, approximately 30 of which are developable. Of the seven parcels, three have been acquired by direct purchase and four have been acquired by lease. The aggregate monthly rent under the leases at March 1, 1998 was approximately $55,000. Each lease provides for the Company to be responsible for all taxes, insurance premiums, utilities and other ownership and operating costs associated with the property during the entire term of the lease. Each lease includes options for the Company to purchase the applicable parcels, for an aggregate price which decreases over time from approximately $5.9 million to approximately $2.0 million. A substantial portion of the purchase prices may be paid in installments with interest at stated rates. The Company does not have any plans to exercise any of these purchase options prior to this expiration.

           The   Vicksburg   Casino,  the   Company's   leasehold
interests relating to the Ameristar Vicksburg site and substantially all of that portion of the Ameristar Vicksburg site owned by the Company serve as collateral for the Company's obligations under the Revolving Credit Facility. The hotel being developed at Ameristar Vicksburg and the underlying property are subject to a deed of trust securing a loan to fund a portion of the hotel construction costs.

     In addition, the Company has developed a 20-acre mobile home park with 30 single- and 20 double-wide mobile homes. This mobile home park is located seven miles from Ameristar Vicksburg and sites are available for rent by employees and other persons. The mobile home park rental rates are competitive with the local market.

     COUNCIL BLUFFS. Ameristar Council Bluffs is on an approximately 50-acre site along the bank of the Missouri River and adjacent to the Nebraska Avenue exit on Interstate 29 immediately north of the junction of Interstates 29 and 80. The Company owns approximately 27 acres of this site and has rights to use the remaining portion of the site that is owned by the State of Iowa for a 50-year term. The Company has leased approximately 0.623 acres of the Ameristar Council Bluffs site to Kinseth Hotel Corporation for the development and operation by Kinseth of a 140-room limited service Holiday Inn Suites Hotel that opened on March 31, 1997. All of the Company's interests in Ameristar Council Bluffs are subject to collateral security instruments securing the Revolving Credit Facility and other indebtedness.

     THE RESERVE. The Reserve is at the southeastern corner of the junction of Lake Mead Drive and Interstate 515 in Henderson, Nevada on a site containing approximately 53 acres, of which approximately 46 acres are developable. The Company currently owns 28 acres of the site and has options to acquire the remainder of the site. Each option exercise must be for at least five acres and a minimum of five acres of the option land must be acquired each year or the remaining options expire. The Company exercised an option for five acres of the site in April 1997. The option exercise prices, which increase at the rate of 8% per annum from October 1, 1995, are $217,800 per acre for the first 17 acres and $152,460 per acre for each remaining acre, in each case plus 8% per annum from October 1, 1995 through the date of exercise. Construction of a contemplated second phase of The Reserve would also require the Company to acquire additional land, the area of which has not yet been determined.

     The Reserve site was previously used for surface waste disposal activities for approximately 50 years. Prior to 1994, the site had large areas of debris, rubble and some stained soils resulting from these waste activities. Site studies revealed asbestos, lead and pesticide concentrations in the surface soils. Following a surface remediation program by a third party in 1994, the Nevada Division of Environmental Protection approved a closure of the remediation and indicated that no further work was required.

     A 1995 Phase I environmental assessment on 23 acres of the site now owned by the Company showed that some rubble remained on portions of the property, but that all hazardous material had been removed. A 1997 Phase I environmental assessment on the 30 acres of The Reserve site under option or subsequently acquired by the Company indicated the property does not appear to have been adversely impacted since the completion of the 1994 remediation

      program.   Phase  I environmental assessments  involve  the
conduct of limited procedures and may not identify the existence or extent of actual environmental conditions.

     OTHER. The Company leases approximately 19,200 square feet of office space in Las Vegas, Nevada for its executive offices, which the Company occupied in March 1997.

ITEM 3.   LEGAL PROCEEDINGS

     Clothe  H.  James,  et  al.  v.  Ameristar  Casinos,   Inc.,
Ameristar Casino Vicksburg, Inc., et al. On January 18, 1996, the plaintiffs commenced a lawsuit against the Company, ACVI, and Riverboat Corporation of Mississippi, d/b/a Isle of Capri Casino. The suit is filed in the Circuit Court of the First Judicial District of Hinds County, Mississippi, as Civil Action No. 251-96-
54CN.   The plaintiffs filed an amended complaint on February  6,
1996.   The  plaintiffs seek $5.0 million in actual  damages  and
$7.5  million  in  punitive damages.  This case involves  alleged
wrongful  death  and  personal injuries  to  four  persons.   The
plaintiffs allege that ACVI and the Isle of Capri Casino each negligently served alcohol to a visibly intoxicated person who later crashed his vehicle. Two persons were killed and two persons were severely injured. Ameristar and ACVI have answered the complaint in which they have denied liability. Discovery is ongoing, and Ameristar has filed a motion for summary judgment to remove Ameristar as a defendant in the proceedings. However, the court has not yet ruled on this motion. ACVI's general liability insurance carriers have accepted the tender of the defense, but
have   notified  the  Company  that  the  insurers  may  not   be
responsible for any punitive damages. Legal counsel has advised the Company that Mississippi law generally does not preclude
punitive   damage  awards  being  covered  by  general  liability
policies, although there is no Mississippi case on point with the alleged facts of the James case.

     Bryan K. and Dawn H. Hafen v. Steven W. Rebeil, et al. This lawsuit was filed in the Clark County District Court as case number A 347722. A named defendant in the amended complaint, filed on January 29, 1996, action is Gem Gaming, Inc. ("Gem").
ACLVI is the successor-in-interest by merger to Gem. The case arises out of the purchase of land in Mesquite, Nevada by Steven
W. Rebeil, a former Gem stockholder, pursuant to which a jointly owned corporation was to develop real property contributed by the plaintiffs as a hotel-casino. The plaintiffs allege that Gem's former stockholders and their controlled entities (including Gem) engaged in a conspiracy to defraud the plaintiffs in connection with the plaintiff's contribution of the land and its subsequent sale to a third party. The plaintiffs allege violations of Nevada's racketeering statutes, fraud and unjust enrichment. The complaint seeks an unspecified amount of damages, although the plaintiffs have otherwise claimed total compensatory damages of approximately $10 million. Gem's former stockholders are contractually required to indemnify ACLVI against the claims in the Hafen litigation.

     E. L. Pennebaker, Jr., et. al. v. ACI, et. al. On February 23, 1998, E. L. Pennebaker, Jr. filed a complaint in the Circuit Court of Pike County, Mississippi against ACI, Harrah's Vicksburg, Inc., Riverboat Corporation of Mississippi-Vicksburg, and Deposit Guaranty National Bank. The matter is pending as case number 98-0047-B. The complaint was amended on February 27, 1998, to add James F. Belisle, Multi Gaming Management, Inc. and

      Multi Gaming Management of Mississippi, Inc. as  additional plaintiffs. The plaintiffs are property owners or have rights to acquire property along the Big Black River in Warren County, Mississippi. They allege they would have profited if the Mississippi Gaming Commission had found suitable for a casino a location along that river that was controlled by plaintiffs
Belisle, Multi Gaming Management, Inc. and Multi Gaming Management of Mississippi, Inc. The plaintiffs further allege that the defendants entered into an agreement to hinder trade and restrain competition in the gaming industry in violation of the antitrust laws and the gaming laws of Mississippi. Specifically, the plaintiffs allege the defendants conducted an aggressive campaign in opposition to the application of Horseshoe Gaming, Inc. for a gaming site on the Big Black River. The plaintiffs allege compensatory damages of $38 million and punitive damages of $200 million. ACI has not yet answered the complaint, but the Company intends to vigorously defend this suit.

     Mr. Pennebaker has also filed a petition with the Mississippi Gaming Commission requesting that the Mississippi Gaming Commission order ACI, Harrah's Vicksburg, Inc., and Riverboat Corporation of Mississippi-Vicksburg to stop opposing the approval and construction of a casino on the Big Black River and for such other corrective and punitive action that the Mississippi Gaming Commission might find appropriate. ACI has been advised that no action is required by it in connection with this petition unless requested by the Mississippi Gaming
Commission. See also "Item 1. -- Business -- Government Regulations -- Mississippi."

     Other Legal Proceedings and Claims. From time to time, the Company is a party to litigation which arises in the ordinary course of business. Except for the matters described or referred to above, the Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO  A  VOTE  OF
          SECURITY HOLDERS.

     None.

                                PART II

ITEM 5.   MARKET  FOR  THE REGISTRANT'S  COMMON
          EQUITY    AND   RELATED   STOCKHOLDER
          MATTERS

     Ameristar's Common Stock is traded on the Nasdaq National Market System ("Nasdaq-NMS") under the symbol "ASCA." The following table sets forth, for the fiscal quarter indicated, the high and low sale prices for the Common Stock, as reported by
Nasdaq:

                               High       Low
                 1996
          First Quarter      $ 7.50       $ 6.00
          Second Quarter      14.75         6.25
          Third Quarter       13.13         5.25
          Fourth Quarter       6.13         4.75

                 1997
          First Quarter      $ 7.25       $ 4.88
          Second Quarter       6.25         4.63
          Third Quarter        7.13         4.75
          Fourth Quarter       5.88         4.75

     On March 13, 1998, there were 306 holders of record of Ameristar's Common Stock.

     No dividends on Ameristar's Common Stock have been declared during the last two fiscal years. The Company intends to retain all earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Revolving Credit Facility and Senior Subordinated Notes obligate the Company to comply with certain financial covenants that may restrict or prohibit the payment of dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

      ITEM 6.  SELECTED FINANCIAL DATA

     The following data has been derived from the audited financial statements of the Company and should be read in conjunction with those statements, certain of which are included in this Report.

                     AMERISTAR CASINOS, INC.
              CONSOLIDATED SELECTED FINANCIAL DATA


                                   For
                         For       the       For       For      For       For
                         the      three      the       the      the       the
                         year      mos.      year      year     year      year
INCOME STATEMENT        ended     ended     ended     ended    ended     ended
DATA:                  9/30/93   12/31/93  12/31/94  12/31/95 12/31/96  12/31/97
                       -------   --------  --------  -------- --------  --------
                               (amounts in thousands, except per share data)
REVENUES:
Casino                 $ 32,285   $ 7,938  $ 90,882  $ 99,364  $161,338 $173,077
Food and beverage        10,164     2,521    17,494    19,303    24,250   30,672
Rooms                     6,812     1,491     7,580     7,861     7,641    9,685
Other                     5,747     1,517     7,822     7,756     7,760    8,275
                       --------   -------  --------  --------  -------- --------
                         55,008    13,467   123,778   134,284   200,989  221,709
Less: Promotional
allowances                4,982     1,308     9,425    10,417    12,524   15,530
                       --------   -------  --------  --------  -------- --------
Net revenues             50,026    12,159   114,353   123,867   188,465  206,179
                       --------   -------  --------  --------  -------- --------

COSTS AND EXPENSES:
Casino                   13,067     3,310    40,347    44,503    75,685   78,733
Food and beverage         6,758     1,922    12,469    11,747    16,773   19,784
Rooms                     1,971       312     2,249     2,404     2,368    3,130
Other                     6,095     1,391     8,412     8,211     7,054    7,546
Selling, general
and administrative       10,070     2,712    28,462    29,197    47,758   51,958
Depreciation and
amortization              4,185       993     7,062     9,721    14,135   16,358
Abandonment loss            -         -         -         -         -        646
Preopening costs            -         -       5,408       -       7,379      -
                       --------   -------  --------  --------  -------- --------
Total costs and
expenses                 42,146    10,640   104,409   105,783   171,152  178,155
                       --------   -------  --------  --------  -------- --------

INCOME FROM
OPERATIONS                7,880     1,519     9,944    18,084    17,313   28,024

OTHER INCOME
(EXPENSE):
Interest income              43         9        86       205       354      445
Interest expense           (750)      (30)   (3,379)   (3,958)   (8,303) (12,107)
Other                        26         2        (5)      -         (77)     (35)
                       --------   -------  --------  --------  -------- --------

Income before income
tax provision             7,199     1,500     6,646    14,331     9,287   16,327

Income tax provision      2,294       575     2,426     5,236     3,390    5,959
                       --------   -------  --------  --------  -------- --------
Income before
extraordinary loss
and cumulative effect
of a change in
accounting principle      4,905       925     4,220     9,095    5,897    10,368

Extraordinary loss on
early retirement of
debt, net of income
tax benefit
of $353 and $387,
respectively                -         -         -        (657)     -        (673)


                        AMERISTAR CASINOS, INC.
              CONSOLIDATED SELECTED FINANCIAL DATA
                           (CONTINUED)


                                    For
                         For        the       For       For      For       For
                         the       three      the       the      the       the
                         year       mos.      year      year     year      year
INCOME STATEMENT DATA   ended      ended     ended     ended    ended     ended
(CONTINUED):           9/30/93   12/31/93  12/31/94  12/31/95 12/31/96  12/31/97
                      --------   --------  --------  -------- --------  --------
                        (amounts in thousands, except per share data)

Cumulative effect of a
change in accounting
principle:  Adoption
of SFAS 109
"Accounting for
Income Taxes"             -           720      -         -        -         -
                      --------   --------  --------  -------- --------  --------
NET INCOME            $  4,905   $  1,645  $  4,220  $  8,438 $  5,897  $  9,695
                      ========   ========  ========  ======== ========  ========
PRO FORMA NET INCOME
(unaudited):
Income before pro
forma income tax
provision             $  7,778
Pro forma income tax
provision                2,645
                      --------
Pro forma net income  $  5,133
                      ========

EARNINGS PER SHARE:
 Income before
 extraordinary item
   Basic and diluted                      $   0.21  $   0.45  $   0.29  $   0.51

 Net Income
   Basic and diluted                      $   0.21  $   0.42  $   0.29  $   0.48

PRO FORMA EARNINGS PER
SHARE (unaudited)    $   0.27  $  0.08
                     ========  =======
WEIGHTED AVERAGE
SHARES OUTSTANDING                           20,360    20,360    20,360   20,360
                                           ========  ========  ======== ========
PRO FORMA WEIGHTED
AVERAGE SHARES
OUTSTANDING            18,444   19,971
                     ========  =======

                       as of     as of     as of      as of     as of
BALANCE SHEET AND     9/30/93  12/31/94  12/31/95  12/31/96   12/31/97
OTHER DATA:           -------  --------  --------  --------  ---------

Cash                  $ 2,853  $  9,169  $ 14,787  $ 10,724   $ 13,031
Total assets           66,711   125,347   202,220   270,052    336,186
Total notes payable
and long-term debt,
net of current
maturities             24,686    45,399   101,869    143,893    193,113
Stockholders' equity   26,844    56,609    65,047     70,944     80,639
Capital expenditures   26,158    33,329    64,783     76,388     76,634
--------------------
Financial  data  as  of  dates and for periods  ending  prior  to
November  1993  reflect  restated  financial  statements   giving
retroactive  effect  to  a  corporate  reorganization   completed
immediately prior to the closing of the Company's initial  public
offering.   Pursuant to the reorganization, CPI  and  ACVI,  then
companies  under  the common control of Craig H. Neilsen,  became wholly  owned  subsidiaries of the Company.  In  connection  with this  reorganization and the initial public offering, the Company elected  to  terminate  its S corporation  tax  status  effective
January  1,  1993.  Net income for the year ended  September  30,
1993  includes a pro forma income tax provision using a  rate  of
34% to reflect the estimated income tax expense the Company would have incurred had it been subject to federal income taxes for the year.

The  Vicksburg  Casino  and certain other portions  of  Ameristar
Vicksburg  opened in late February 1994.  The remaining Ameristar
Vicksburg facilities were completed and opened through May  1994.
The Council Bluffs Casino opened in mid-January 1996.
      Portions of the land-based facilities at Ameristar  Council
Bluffs  opened  in  June, November and December  1996.  Ameristar
Council   Bluffs'  remaining  land-based  facilities  opened   in
February and March 1997.

No  dividends  were paid in 1994, 1995, 1996 and  1997.   A  $3.0
million  dividend  was  paid  to  the  Company's  shareholder  in
September  1993  prior  to  the  Company's  conversion   from   a
subchapter S corporation to a C corporation.

      ITEM   7.   MANAGEMENT'S  DISCUSSION  AND
          ANALYSIS  OF FINANCIAL CONDITION  AND
          RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in this Report. The information in this section and in this Report generally includes forward-looking statements.
See  "Item  1.  --  Business -- Cautionary Information  Regarding
Forward-Looking Statements."

OVERVIEW

     Ameristar  Casinos,  Inc. ("Ameristar" or  "ACI")  owns  and operates  five casino-hotels in four markets through  its  wholly
owned   subsidiaries.    Ameristar  and  its   subsidiaries   are
collectively referred to herein as the "Company."  The  Company's properties consist of the following:

          Cactus  Petes  Resort Casino and The Horseshu  Hotel  &
     Casino (collectively, the "Jackpot Properties"), two casino-hotels that have been operating in Jackpot, Nevada at the Idaho border since 1956.

          Ameristar  Casino  Vicksburg  ("Ameristar  Vicksburg"),
     located   in   Vicksburg,  Mississippi,  a  riverboat-themed
     dockside casino and related land-based facilities, including a  hotel  under  construction that is expected  to  open  in
     July  1998.  The remainder of Ameristar Vicksburg opened  in
     February and May 1994.

          Ameristar   Casino  Hotel  Council  Bluffs  ("Ameristar
     Council  Bluffs"), a riverboat casino and related land-based hotel  and  other facilities in Council Bluffs, Iowa  across the  Missouri River from Omaha, Nebraska.  The casino opened on  January 19, 1996, portions of the land-based Main Street
     Pavilion  opened  on  June 17, 1996,  the  hotel  opened  on
     November  1,  1996,  and the remainder of Ameristar  Council
     Bluffs opened in early 1997.

          The Reserve Hotel Casino ("The Reserve"), in Henderson,
     Nevada  at the intersection of Interstate 515 and Lake  Mead
     Drive,  which  opened  on February 10,  1998.   The  Company
     acquired The Reserve on October 9, 1996 through a merger  of the  initial developer of the property into a subsidiary  of
     Ameristar.

     Certain  of the Company's operations are seasonal in nature.
In  particular,  in Jackpot, the months of March through  October are  the  strongest.  As a result, the second and third  calendar quarters  typically  produce  a disproportionate  amount  of  the income  from operations of the Jackpot Properties.  In  addition, adverse  weather conditions may adversely affect the business  of the  Jackpot Properties, and operations during the winter  months typically  vary  from year to year based on the severity  of  the
winter weather conditions in the northwestern United States.   To
date,  operations in Vicksburg have experienced some seasonality,
with  August and the winter months being the slower periods.   To
date, operations at Ameristar

      Council   Bluffs   have  not   experienced   any   material
seasonality,  and  management does not expect operations  at  The
Reserve to be subject to any significant seasonality.

     The Company's quarterly and annual operating results may  be affected by competitive pressures, the timing of the commencement of new gaming operations, the amount of preopening costs incurred by  the  Company, construction at existing facilities and general
weather   conditions.   Consequently,  the  Company's   operating
results  for  any quarter or year are not necessarily  comparable and  may  not be indicative of results to be expected for  future periods.

     In  particular, management expects that interest expense and depreciation and amortization in 1998 will increase significantly from  1997  due  primarily  to  the completion  of  The  Reserve.
Construction  period interest for The Reserve was capitalized  on the  Company's balance sheet and did not affect interest  expense or  net  income in 1997.  However, such interest expense relating to the increased amounts of debt incurred to finance construction
of   The  Reserve will be reflected in the Company's Consolidated
Statement of Income for 1998.  As a result of these increases and the  expensing of preopening costs for The Reserve in  the  first quarter  of  1998, management anticipates that the Company's  net
income   will   decrease   from  1997  to  1998   notwithstanding
management's  expectations that operations  at  The  Reserve  and generally  stable  operations at the Company's  other  properties will produce an increase in the Company's EBITDA (earnings before interest expense, taxes, depreciation and amortization) from 1997 to 1998.

     The  Vicksburg  market experienced declines of approximately
1.0%  and 0.4% in gaming revenues from 1995 to 1996 and from 1996 to  1997, respectively.  Management attributes these declines  to
increased   gaming   capacity  in  the  Bossier  City/Shreveport,
Louisiana   and  Philadelphia,  Mississippi  markets.    Although
Ameristar  Vicksburg has maintained its position  as  the  market share leader in Vicksburg, the declines in the size of the market and  the effects of local competition  have resulted in decreases in  net  revenues at Ameristar Vicksburg.  In an effort to expand the  market territory and market share of Ameristar Vicksburg and encourage  longer visits, the Company is constructing a  150-room hotel  across  the street from the main entrance to  the  casino, which is expected to open in June 1998.

           The  following table highlights the consolidated  cash
flow   information  and  results  of  operations  of  Ameristar's operating subsidiaries for its principal properties:


                                           Twelve Months Ended
                                               December 31,
                                       1995       1996        1997

Consolidated cash flow information:
 Cash flow from operations           $ 23,048   $ 33,177    $ 33,641
 Cash flow from investing             (63,022)   (53,746)    (63,417)
 Cash flow from financing              45,592     16,506      32,083

Net revenues:
 Jackpot Properties                  $ 56,222   $ 51,904    $ 54,455
 Ameristar Vicksburg                   67,625     66,190      63,961
 Ameristar Council Bluffs                  20     70,331      87,763
 Corporate and other                     -            40         -
                                     --------   --------    --------
   Consolidated net revenues         $123,867   $188,465    $206,179
                                     ========   ========    ========
Adjusted operating income (1):
 Jackpot Properties                  $ 12,467   $  9,124    $ 10,308
 Ameristar Vicksburg                   11,256     13,827      13,165
 Ameristar Council Bluffs                (300)     8,432      14,251
 Corporate and other                   (5,339)    (6,691)     (9,054)
                                     --------   --------    --------
   Consolidated operating income     $ 18,084   $ 24,692    $ 28,670
                                     ========   ========    ========

Adjusted operating income margins (1):
 Jackpot Properties                     22.2%      17.6%       18.9%
 Ameristar Vicksburg                    16.6%      20.9%       20.6%
 Ameristar Council Bluffs                -         12.0%       16.2%
   Consolidated operating income margin 14.6%      13.1%       13.9%

EBITDA (2):
 Jackpot Properties                  $ 15,640   $ 11,764   $  13,208
 Ameristar Vicksburg                   17,758     20,287      19,350
 Ameristar Council Bluffs                (278)    13,296      21,090
 Corporate and other                   (5,315)    (6,520)     (8,621)
                                     --------   --------   ---------
   Consolidated EBITDA               $ 27,805   $ 38,827   $  45,027
                                     ========   ========   =========
EBITDA Margins (2):
 Jackpot Properties                     27.8%      22.7%       24.3%
 Ameristar Vicksburg                    26.3%      30.6%       30.3%
 Ameristar Council Bluffs                 -        18.9%       24.0%
   Consolidated EBITDA margin           22.4%      20.6%       21.8%


(1) Adjusted operating income is income from operations (as reported) before Ameristar Council Bluffs preopening costs in the data for the twelve months ended December 31, 1996 and an abandonment loss at Ameristar Vicksburg in 1997 related to the demolition of an existing budget motel for the construction of a hotel.
      (2)    EBITDA  consists of income from  Adjusted  operating
  income plus depreciation and amortization. EBITDA Margin is EBITDA as a percentage of net revenues. EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization. EBITDA should not be construed as an alternative to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company has significant uses of cash flows, including capital expenditures and debt principal repayments, that are not reflected in EBITDA. It should also be noted that not all gaming companies that report EBITDA information calculate EBITDA in the same manner as the Company.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

SUMMARY

     The  completion of Ameristar Council Bluffs  in  early  1997 brought another year of record growth in Ameristar's consolidated net revenues and income from operations before preopening costs.

     Consolidated net revenues increased by 9.4% from $188.5 million in 1996 to $206.2 million in 1997. Income from operations rose 13.5% to $28.0 million in 1997 compared to $24.7 million in 1996 before the $7.4 million charge for preopening costs associated with the opening of Ameristar Council Bluffs. Income from operations after preopening costs was $17.3 million in 1996.

     Total operating expenses as a percentage of net revenues were 86.4% in 1997 versus 90.8% (86.9% before the Ameristar Council Bluffs preopening costs) in 1996. This improvement is a result of increased revenues in casino, food and beverage and rooms due to the completion of Ameristar Council Bluffs combined with a smaller increase in the expenses for these departments. A slight decrease in operating expenses at the Jackpot Properties was offset by a similar increase in operating expenses at Ameristar Council Bluffs.

     On a year-to-year comparable basis (i.e., before preopening costs in 1996 and an extraordinary charge in 1997), net income decreased $0.2 million to $10.4 million in 1997 from to $10.6 million in 1996. After preopening costs and extraordinary charge, net income for the year ended December 31, 1997 was $9.7 million versus net income for the year ended December 31, 1996 of $5.9 million. Earnings per share before preopening costs were $0.52 for 1996 ($0.29 after preopening costs). Earnings per share were $0.48 for 1997 after an extraordinary charge of $0.03 per share for the refinancing of the Company's credit line.

      REVENUES

     During 1997, Ameristar Council Bluffs was one of the top riverboat gaming revenue producers in the State of Iowa, while both Ameristar Vicksburg and the Jackpot Properties remained market share leaders in their areas.

     With a full year of casino operations and most of the non-gaming operations, Ameristar Council Bluffs had total net revenues of $87.8 million in 1997 compared to $70.3 million for 1996, an increase of 24.8%. Ameristar Council Bluffs was the leader in both casino and total revenues among the Company's four operating casino properties. In addition to the completion of the Ameristar Council Bluffs facility, management attributes the increased revenues to a 5.9% increase in the Council Bluffs' gaming market from 1996 to 1997.

     Net revenues for Ameristar Vicksburg were $64.0 million for the year ended December 31, 1997 compared with $66.2 million for the prior year, a decrease of 3.4%. Despite this decrease in revenues, due in part to the decline in the size of the market described above, management believes Ameristar Vicksburg was able to maintain its leading position in the Vicksburg market through effective promotional strategies and by continuing to provide customers with superior service and quality gaming and non-gaming products.

     The Jackpot Properties produced net revenues of $54.5 million, a 4.9% increase from the $51.9 million produced in 1996. Management believes that the increase is primarily the result of the installation of approximately 587 state-of-the-art slot machines, the renovation of the casino at The Horseshu, an enhanced slot player tracking system and an aggressive marketing strategy. The improvement is also due to harsher weather conditions during 1996 and below-average table games win percentages in the second quarter of 1996.

COSTS AND EXPENSES

     The operating expense ratio for 1997 decreased to 86.4% from 86.9% in 1996 before preopening due to improved operating performance during the second year of operations at Ameristar Council Bluffs. The improvement in this area was partially offset by increased corporate overhead related to the Company's relocation of its executive office to Las Vegas and increased corporate staffing levels.

     Casino costs and expenses increased from $75.7 million in 1996 to $78.7 million in 1997. As a percentage of casino revenues, casino expenses decreased from 46.9% in 1996 to 45.5% in 1997. The majority of the increase in expense was associated with Ameristar Council Bluffs, which had higher expenses but also increased revenue, thus increasing the casino department's overall profitability. An increase in casino expenses at the Jackpot Properties was partially offset by a decrease in expenses at Ameristar Vicksburg.

     The Company's food and beverage costs and expenses increased $3.0 million in 1997 mostly as a result of the opening of the steak house at Ameristar Council Bluffs in March 1997. The Company's food and beverage expense to revenue ratio decreased from 69.2% in 1996 to 64.5% in 1997. This decrease is directly related to the improved performance of the

      Ameristar  Council  Bluffs restaurant  operations  in  1997 compared to the startup operational inefficiencies experienced in 1996.

     Rooms expenses increased by $0.7 million from $2.4 million in 1996 to $3.1 million in 1997. The increase was the result of 12 months of operations at the Ameristar Council Bluffs hotel in 1997 compared to two months in 1996, partially offset by the demolition of the 54-room budget hotel at Ameristar Vicksburg that was taken out of service in April 1997 for construction of the new hotel.

     Selling, general and administrative costs and expenses (including utilities and maintenance and business development costs) increased $4.2 million or 8.8% from 1996 to 1997. Most of the increase was a result of higher property taxes at Ameristar Council Bluffs and legal expenses related to the arbitration of a contract dispute relating to the construction of Ameristar Council Bluffs partially offset by reduced marketing expenses. Expenses were also higher at the corporate level as additional staffing and overhead expenses were incurred due to the growth and relocation of the Corporate offices.

     Depreciation expense increased $2.2 million or 15.7% from 1996 to 1997 as the Company's depreciable base increased with the opening in stages of Ameristar Council Bluffs throughout 1996 and early 1997.

     No preopening costs were expensed during 1997.

     Interest expense, net of capitalized interest of $2.3 million in 1996 and $4.7 million in 1997, increased $3.8 million or 45.8% from 1996. This increase primarily reflects the additional debt outstanding to finance the Company's expansion and higher interest rates on those borrowings. In addition, as Ameristar Council Bluffs' facilities were completed during 1996, the capitalization of interest on funds borrowed to construct the project was discontinued and subsequent interest costs were reflected as an expense on the income statement rather than as an additional cost of the project on the balance sheet. Interest was capitalized on borrowings to construct The Reserve and the Ameristar Vicksburg hotel during 1997.

     The  Company's  average  borrowing rate  was  9.9%  in  1997 compared to 8.9% in 1996. The borrowing rate increased due to the issuance of $100 million in Senior Subordinated Notes. (See "--
Liquidity and Capital Resources.")

     The Company's effective Federal tax rate on income was 36.5% in both 1996 and 1997 versus the Federal statutory rate of 35%, due to the effects of certain expenses incurred by the Company which are not deductible for Federal income tax purposes.

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

SUMMARY

     The opening of Ameristar Council Bluffs, beginning with the casino in January 1996, brought a year of significant growth in Ameristar's consolidated net revenues and income from operations before preopening costs.

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

     Total operating expenses as a percentage of net revenues were 90.8% in 1996 (86.9% before the Ameristar Council Bluffs preopening costs) versus 85.4% in 1995. The increase reflects, in addition to the preopening costs, a higher casino expenses to casino revenues ratio at Ameristar Council Bluffs than at the Company's other properties. See "Costs and Expenses" below.

     On a year-to-year comparable basis (i.e., before preopening costs in 1996 and an extraordinary charge in 1995), net income increased $1.5 million to $10.6 million in 1996 from $9.1 million in 1995, reflecting the positive impact of the opening of Ameristar Council Bluffs. After preopening costs, net income for the year ended December 31, 1996 was $5.9 million versus net income for the year ended December 31, 1995 of $8.4 million. Earnings per share before preopening costs were $0.52 for 1996 ($0.29 after preopening costs). Earnings per share were $0.42 for 1995 after an extraordinary charge of $0.03 per share for the refinancing of the Company's credit line.

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

     Net revenues for Ameristar Vicksburg were $66.2 million for the year ended December 31, 1996 compared with $67.6 million for the prior year. Though showing a slight decrease in revenues, management believes Ameristar Vicksburg was able to maintain its

      leading position in the Vicksburg market through  effective promotional strategies and by continuing to provide customers with superior service and quality gaming and nongaming products.

     The Jackpot Properties produced net revenues of $51.9 million, a 7.7% decrease from the $56.2 million produced in 1995. Management believes that the decrease is primarily the result of additional competition for the traditional gaming customer base of the Jackpot Properties. This competition has come from new and renovated facilities in Jackpot, as well as the addition of Native American and other casinos in the outer market, including Washington, Oregon and Canada. As described above, the Company has responded to this increased competition by making several improvements at the Jackpot Properties and by a more aggressive marketing campaign. The 1996 net revenues were also affected by adverse weather conditions during the year and below-average table games win percentages in the second quarter. Management also believes that declines in the rates of population and economic growth in southern Idaho adversely affected the Jackpot Properties. A decline in casino revenues of $2.8 million, combined with an increase in promotional allowances of $0.5 million, account for the majority of the decline in net revenues.

COSTS AND EXPENSES

     As  noted  above,  the Company's overall  operating  expense ratio was higher in 1996 than in 1995, due primarily to the Ameristar Council Bluffs preopening costs and to a casino expense-
to-revenue   ratio   at   Ameristar  Council   Bluffs   that   is
significantly  higher  than  at  the  Vicksburg  or  the  Jackpot
Properties.   Since  1996 was the first year  of  operations  for
Ameristar Council Bluffs, the higher operating expense ratio had the effect of increasing the Company's overall operating expense
ratio.   The  higher casino expense ratio in the  Council  Bluffs
casino  is  caused  by  a  gaming  tax  rate  in  Iowa  that   is
significantly higher than in the other jurisdictions in which the Company operates, as well as an admissions fee payable in Iowa
that  is not charged against the Company's other operations.   If
the gaming tax rate in Iowa was similar to the rate in Nevada or Mississippi, operating expenses (excluding preopening costs) as a percentage of net revenues would have shown a decrease in 1996, reflecting the Company's efforts to contain controllable costs while still providing an outstanding experience and value for its customers. Without the Iowa admissions fee, the decrease in the expense ratio would have been even more significant.

     Casino costs and expenses increased $31.2 million in 1996 due to the opening of the Council Bluffs casino in January 1996. As a percentage of casino revenues, casino expenses increased to 46.9% in 1996 compared with 44.8% in 1995. While most of this increase relates to the higher gaming tax rate and the admissions fee in Iowa, an increase also occurred at the Jackpot Properties from 40.4% to 43.2%. While casino revenues declined somewhat at the Jackpot Properties, as previously discussed, the corresponding casino expenses could not be proportionally reduced, due to the Company's desire to maintain high customer service standards. The expense to revenue ratio in the casino department at Ameristar Vicksburg decreased from 47.4% in 1995 to 42.4% in 1996, reflecting the success of that property's continued efforts to control costs.

           The  Company's food and beverage  costs  and  expenses increased $5.0 million in 1996 due to the opening of several dining facilities at Ameristar Council Bluffs during the year. The Company's food and beverage expense to revenue ratio increased from 60.9% in 1995 to 69.2% in 1996. This increase reflects a food and beverage expense ratio of 91.8% at Ameristar Council Bluffs, caused mainly by the inefficiencies of restaurant start-ups that accompanied the opening of the dining establishments during the year.

     Selling, general and administrative costs and expenses (including utilities and maintenance and business development costs) increased $18.6 million or 63.6% from 1995 to 1996. Substantially all of this increase was due to the opening of Ameristar Council Bluffs in 1996. The increases related to
Ameristar Council Bluffs were partially offset by a slight net decrease in utilities and maintenance expenses and depreciation at the Company's other properties. Business development costs declined slightly.

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

     The  Company's  average borrowing rate  was  8.90%  in  1996 compared to 8.21% in 1995.

     The Company's effective federal tax rate on income was 36.5% in both 1996 and 1995 versus the federal statutory rate of 35%, due to the effects of certain expenses incurred by the Company which are not deductible for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operations was $33.6 million for the year ended December 31, 1997, as compared to $33.2 million for the year ended December 31, 1996. The Company had unrestricted cash of approximately $13.0 million as of December 31, 1997 compared to $10.7 million at December 31, 1996. This increase in cash resulted from a net increase in borrowings of $36.9 million during the year and the $33.0 million of cash flow from operations, partially offset by capital expenditures related to The Reserve (including a $4.0 million installment payment in connection with the acquisition of The Reserve), Ameristar Council Bluffs and other capital improvement projects. The Company's current assets increased by approximately $6.3 million from December 31, 1996 to December 31, 1997, primarily resulting from an increase in cash on hand, accounts receivable, income tax refund receivable, deferred taxes and prepaid expenses. The Company historically has funded its

      daily  operations through net cash  provided  by  operating activities and its significant capital expenditures primarily through bank debt and other debt financing.

     The Company's cash flow from investing activities decreased $9.7 million from $63.4 million in 1997 compared to $53.7 million in 1996. This was primarily a result of increased capital expenditures related to the construction of The Reserve and the hotel in Vicksburg.

     Cash  flow  from financing activities increased  from  $16.5 million in 1996 to $32.1 million in 1997 as a result of the refinancing of the Company's long-term debt as described below.

     Until July 15, 1997, Ameristar, as borrower, and its principal subsidiaries, as guarantors, maintained various long-term debt facilities, including a Revolving Credit Facility with Wells Fargo Bank, NA ("WFB") and a syndicate of banks (the "1995 Revolving Credit Facility"). On July 15, 1997, the Company
refinanced its long-term debt through a new $125 million revolving bank credit facility (the "Revolving Credit Facility") and the sale of $100 million aggregate principal amount of 10-1/2% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes").

     The Revolving Credit Facility was entered into on July 8, 1997, pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and WFB as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include AC Hotel Corp., which owns the hotel under construction at Ameristar Vicksburg, and a purchasing subsidiary. The Borrowers made an initial draw of $114.5 million under the Revolving Credit Facility on July 15, 1997, which was used to repay $94.5 million in borrowings outstanding under the 1995 Revolving Credit Facility and a $20.0 million short-term loan from WFB.

     The Senior Subordinated Notes were issued by Ameristar at par in a private placement to certain initial purchasers for resale to qualified institutional buyers pursuant to the exemption provided by Rule 144A of the Securities and Exchange Commission. In December 1997, the Company completed the exchange of the initial series of the Senior Subordinated Notes, which were restricted securities, for a series of substantially identical Senior Subordinated Notes that are not restricted securities. The net proceeds from the sale of the Senior Subordinated Notes were used to repay $82.4 million in borrowings and interest under the Revolving Credit Facility, $13.1 million in other indebtedness and $800,000 in loan fees for the Revolving Credit Facility.

     Following the application of the net proceeds from the sale of the Senior Subordinated Notes, the Company made additional draws under the Revolving Credit Facility during the remainder of 1997 of $22.0 million to fund a portion of the capital expenditures for the development of The Reserve. At December 31, 1997, the outstanding principal balance of the Revolving Credit Facility was $54.5 million.

     Until Phase I of The Reserve was completed in February 1998, draws under the Revolving Credit Facility could only be used to fund construction of The Reserve and certain

      other  specified expenditures. Following the completion  of
Phase I of The Reserve, the Revolving Credit Facility proceeds may be used only for working capital purposes of the Borrowers and funding ongoing capital expenditures for existing facilities.

     Borrowings under the Revolving Credit Facility are designated by the Borrowers on a quarterly basis as either base rate or London Interbank Offered Rate ("LIBOR") borrowings. The interest rate generally is equal to WFB's per annum prime rate in effect from time to time or the per annum LIBOR, plus in each case an applicable margin determined by reference to the Borrowers' rolling four-quarter ratio of total funded debt to EBITDA (as defined below). The range of the base rate margin is from 0.25 percentage points to 2.25 percentage points, and the range of the LIBOR margin is from 1.50 percentage points to 3.50 percentage points. At December 31, 1997, the average interest rate applicable to Revolving Credit Facility borrowings was 8.4%.

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

     The Revolving Credit Facility also includes covenants requiring the Borrowers to maintain rolling four-quarter gross fixed charge coverage and adjusted fixed charge coverage ratios (as defined) of 1.5 to 1.0 and 1.1 to 1.0, respectively. For purposes of these covenants, principal payments on the Gem Notes (as defined below) will be included only to the extent actually paid in the applicable period. The Revolving Credit Facility prohibits Ameristar from making any dividend or other distribution on its capital stock during any period in which the Borrowers' rolling four-quarter ratio of total funded debt to EBITDA is greater than 2.0 to 1.0.

     The Revolving Credit Facility is secured by liens on substantially all of the real and personal property of the Borrowers. The Revolving Credit Facility prohibits any future secondary liens on these properties without the prior written approval of the lenders. Certain changes in control of Ameristar may constitute a default under the Revolving Credit Facility. The Revolving Credit Facility also requires the Borrowers to expend 2% of their consolidated net revenues on capital maintenance annually. The Revolving Credit Facility binds the Borrowers to a number of additional affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. As of December 31, 1997, the Company was in compliance with these covenants.

           The  Borrowers paid various fees and other loan  costs upon the closing of the Revolving Credit Facility that will be amortized over the term of the Revolving Credit Facility. In addition, commencing on the first anniversary of the closing of the Revolving Credit Facility, the Borrowers will be required to pay quarterly commitment fees at an annual rate of 0.50% or 0.375% of the unused portion of the Revolving Credit Facility.

     The 1995 Revolving Credit Facility was terminated early in connection with entering into the Revolving Credit Facility. As a result, the Company incurred a $1.1 million pre-tax non-cash extraordinary charge ($673,000 or $0.03 per share on an after-tax basis) during 1997 to reflect the accelerated write-off of unamortized deferred financing costs.

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

     The Indenture includes covenants that restrict the ability of Ameristar and the Restricted Subsidiaries (as defined and which includes all Guarantors) from incurring future Indebtedness (as defined); provided, however, that Ameristar or any Guarantor may incur Indebtedness if the incurrence thereof would not result in the Consolidated Coverage Ratio (as defined) being greater than 2.0 to 1.0 on a rolling four-quarter basis. The Indenture also permits Ameristar or a Restricted Subsidiary to incur Indebtedness without regard to the Consolidated Coverage Ratio test in certain circumstances, including borrowings of up to $140 million under the Revolving Credit Facility, as amended or replaced from time to time, up to $15.0 million in recourse furniture, fixtures and equipment financings, up to $7.5 million in borrowings for the construction of the hotel at Ameristar Vicksburg and up to $5.0 million of other Indebtedness.

     The Indenture also includes certain covenants that, among other things, limit the ability of Ameristar and its Restricted
Subsidiaries to pay dividends or other distributions (excluding

      dividends and distributions from a Restricted Subsidiary to
Ameristar or a Guarantor), make investments, repurchase subordinated obligations or capital stock, create certain liens (except those securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets, issue or sell subsidiary stock, create or permit restrictions on distributions from subsidiaries or enter into certain mergers and consolidations.

     The Company is constructing a 150-room hotel at Ameristar Vicksburg, which is expected to cost approximately $10.3 million, including capitalized construction period interest and preopening costs. The Company has obtained a nonrecourse loan facility for $7.5 million with a private lender for the purpose of funding a portion of the construction costs, with the balance expected to be provided out of operating cash flow. The loan matures July 1, 1998 and requires periodic interest payments at the rate of 15% per annum. The Company is required to pay a non-usage fee at the rate of 3% per annum on the undrawn loan balance, and draws are subject to the satisfaction of various conditions typically applicable to construction loans. As of December 31, 1997, the outstanding balance on the loan was $1.9 million.

     On June 20, 1997 and as part of the consideration for the acquisition of The Reserve, Ameristar issued unsecured subordinated promissory notes to the former stockholders of Gem Gaming, Inc., the original developer of the Reserve, in an aggregate principal amount of $28.7 million (the "Gem Notes"). The per annum interest rate on the Gem Notes is 8%, subject to increases up to a maximum of 18% per annum, following one or more failures to make payments under the Gem Notes by scheduled dates. Any interest not paid when scheduled will thereafter accrue interest as principal. The Gem Notes require annual principal reduction payments ranging from $2.0 million to $3.0 million commencing in November 1998. The Gem Notes mature on December 31, 2004 and may be prepaid in whole or in part without penalty at any time. The Gem Notes are not subject to acceleration or other collection efforts upon failure to make a scheduled payment prior to maturity, and the only remedy for such a failure to make a scheduled payment is an increase in interest rate as described above. The Gem Notes are subordinate to the Revolving Credit Facility, the Senior Subordinated Notes and other long-term indebtedness of Ameristar specified by Ameristar up to a maximum of $250 million.

     At December 31, 1997, the Company had other long-term indebtedness in an aggregate principal amount of $14.6 million.

     No assurance can be given that the Company will be able to satisfy, when necessary, the financial covenants under the Revolving Credit Facility, the Senior Subordinated Notes or other debt instruments for purposes of incurring additional debt, including additional draws under the Revolving Credit Facility. In addition, a failure to satisfy the financial covenants under the Revolving Credit Facility could either require the Company to reduce the outstanding balance of the Revolving Credit Facility, which requirements could adversely affect or exceed the Company's liquidity, or result in an event of default under one or more debt instruments. Adverse changes in the Company's operations or operating cash flow may affect the ability of the Company to satisfy these financial covenants.

           Capital expenditures for the year ended  December  31,
1997 were approximately $77.0 million, including approximately $61.8 million relating to development of The Reserve, $4.3 million relating to the development of the Ameristar Vicksburg hotel, approximately $2.7 million for casino equipment at the Jackpot Properties, and approximately $4.5 million relating to Ameristar Council Bluffs in addition to other normal capital
improvement   projects.   The  Company   funded   these   capital
expenditures primarily from net cash provided by operating activities and borrowings.

     Among other capital expenditures anticipated for 1998, the Company intends to make capital expenditures of approximately $40.0 million in connection with the completion and opening of
Phase I of The Reserve and approximately $6.0 million in connection with the completion of the Ameristar Vicksburg hotel. Management believes that the above-described minimum capital expenditure requirements will be funded out of draws under the Revolving Credit Facility and the $7.5 million loan facility for the development of the Ameristar Vicksburg hotel, cash on hand, operating cash flow and purchase money and lease financing related to the acquisition of furniture, fixtures and equipment (including gaming equipment). Subsequent to December 31, 1997, the Company has drawn an additional $31.5 million on the Revolving Credit Facility and $1.4 million on the Vicksburg hotel loan. A $6.7 million lease has also been entered into for financing of gaming equipment for The Reserve.

     Management is currently considering several potential capital expenditure projects at The Reserve, Ameristar Council Bluffs and Ameristar Vicksburg, but the Company has not yet committed to any of these projects. In evaluating these projects, management intends to consider the operating performance of each of the Company's properties, the anticipated relative costs and benefits of the various projects, and competitive and other relevant factors, including the availability of operating cash flow and debt financing to fund capital expenditures.

     Because the amount of borrowings permitted to be drawn at any time under the Revolving Credit Facility is determined in part by the Company's rolling four-quarter EBITDA (as defined), the Company's anticipated borrowings under the Revolving Credit Facility to fund a portion of any capital expenditure project will be dependent upon the level of the Company's aggregate operating cash flow. Increases in operating cash flow are anticipated to be primarily dependent upon the operating performance of The Reserve. No assurances can be given with respect to the amount of operating cash flow of the Company for any future period, whether the Company will proceed with any of the capital expenditure projects currently under consideration, or the timing, cost or scope of any project undertaken by the Company. At the present time, the Company does not anticipate undertaking capital expenditure projects during 1998 that could not be funded out of amounts anticipated to be available through anticipated internally generated cash flow and the Company's borrowing capacity under the Revolving Credit Facility.

     Ameristar has not declared any dividends on its Common Stock during the last two fiscal years, and the Company intends for the foreseeable future to retain all earnings for use in the development of its business instead of paying cash dividends. In addition, as described

      above, the Revolving Credit Facility obligates the  Company to comply with certain financial covenants that may restrict or prohibit the payment of dividends.

YEAR 2000 ISSUES

     The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 issues (i.e., computer applications that use only two digits to identify a year and could produce erroneous results after 1999). The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company is seeking assurances from its software vendors with respect to Year 2000 issues and does not anticipate any material disruption in its operations.

ITEM 8.   FINANCIAL       STATEMENTS        AND
          SUPPLEMENTARY DATA

     The Report of the Company's Independent Public Accountants appears at page F-1 hereof, and the Consolidated Financial
Statements and Notes to Consolidated Financial Statements of  the
Company appear at pages F-2 through F-30 hereof.

ITEM 8.   QUANTITATIVE     AND      QUALITATIVE
          DISCLOSURES ABOUT MARKET RISK

     No Applicable.



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

                             PART IV

ITEM 14.  EXHIBITS,     FINANCIAL     STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K

The following are filed as part of this Report:

  (a)1.     Financial Statements

          Report of Independent Public Accountants.
          Consolidated  Balance Sheets as  of  December  31,
             1996 and 1997.
          Consolidated  Statements of Income for  the  years
             ended December 31, 1995, 1996 and 1997.
          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997.
          Consolidated  Statements of  Cash  Flows  for  the
             years ended December 31, 1995, 1996 and 1997. Notes to Consolidated Financial Statements.

  (a)2.     Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

  (a)3.     Exhibits

     The following exhibits listed are filed or incorporated by reference as part of this Report. Certain of the listed exhibits are incorporated by reference to previously filed reports of the registrant under the Securities Exchange Act of 1934, as amended, including Forms 10-K, 10-Q and 8-K. These reports have been filed with the Securities and Exchange Commission under file number 0-22494.

EXHIBI
  T        DESCRIPTION OF EXHIBIT          METHOD OF FILING
NUMBER


 3.1    Articles of Incorporation of   Incorporated by reference
        Ameristar Casinos, Inc.        to Exhibit 3.1 to
        ("ACI").                       Registration Statement on
                                       Form S-1 filed by ACI
                                       under the Securities Act
                                       of 1933, as amended (File
                                       No. 33-68936) (the
                                       "Form S-1").
 3.2    Bylaws of ACI.                 Incorporated by reference
                                       to Exhibit 3.2 to ACI's
                                       Annual Report on Form 10-
                                       K for the year ended
                                       December 31, 1995 (the
                                       "1995 10-K").
 4.1    Specimen Common Stock          Incorporated by reference
        Certificate.                   to Exhibit 4 to Amendment
                                       No. 2 to the Form S-1.
 4.2    Credit Agreement, dated as of  Incorporated by reference
        July 8, 1997, among ACI,       to Exhibits 4.1 and 99.1
        Cactus Pete's, Inc. ("CPI"),   to the Current Report on
        Ameristar Casino Vicksburg,    Form 8-K of ACI filed on
        Inc. ("ACVI"), Ameristar       July 30, 1997 (the "July
        Casino Council Bluffs, Inc.    1997 8-K").
        ("ACCBI") and Ameristar
        Casino Las Vegas, Inc.
        ("ACLVI"), as Borrowers, the
        Lenders named therein, and
        Wells Fargo Bank, National
        Association as Arranger,
        Agent Bank and Swingline
        Lender, together with a list
        describing omitted schedules
        and exhibits thereto.
4.3(a)  Indenture, dated as of         Incorporated by reference
        July 15, 1997, among ACI,      to Exhibit 4.2 to the
        ACLVI, ACVI, A.C. Food         July 1997 8-K.
        Services, Inc. ("ACFSI"), AC
        Hotel Corp. ("ACHC"), ACCBI
        and First Trust National
        Association, including the
        forms of Notes and Subsidiary
        Guarantees issued thereunder.
4.3(b)  Registration Rights            Incorporated by reference
        Agreement, dated as of         to Exhibit 4.3 to the
        July 15, 1997, among ACI,      July 1997 8-K.
        ACCBI, ACFSI, ACHC, ACLVI,
        ACVI, CPI, Bear, Stearns &
        Co. Inc., BT Securities
        Corporation and First Chicago
        Capital Markets, Inc.
4.3(c) Supplemental Indenture, dated Incorporated by reference as of October 24, 1997, among to Exhibit 4.1(c) to
        ACI, CPI, ACLVI, ACVI, ACFSI,  Amendment No. 1 to
        ACHC, ACCBI and First Trust    Registration Statement on
        National Association.          Form S-4 filed by ACI,
                                       CPI, ACVI, ACCBI, ACLVI,
                                       ACFSI and ACHC under the
                                       Securities Act of 1933,
                                       as amended (File No. 333-
                                       34381) (the "Form S-4").
 4.4    Other Long-Term Debt.          See Exhibits 10.8(k)-(n)
        See Exhibits 10.8(k)-(n) and   and 99.1.
        99.1.
*10.1(  Employment Agreement, dated    Incorporated by reference
  a)    November 15, 1993, between     to Exhibit 10.1(a) to
        ACI and Thomas M. Steinbauer.  ACI's Annual Report on
                                       Form 10-K for the year
                                       ended December 31, 1994
                                       (the "1994 10-K").
*10.1(  Employment Agreement, dated    Incorporated by reference
  b)    March 21, 1995, between ACI    to Exhibit 10.1(c) to the
        and John R. Spina, and         1994 10-K.
        related letter agreement.
*10.2   Ameristar Casinos, Inc. 1993   Incorporated by reference
        Non-Employee Director Stock    to Exhibit 10.2 to ACI's
        Option Plan, as amended and    Quarterly Report on Form
        restated.                      10-Q for the quarter
                                       ended June 30, 1994.
*10.3   Ameristar Casinos, Inc.        Incorporated by reference
        Management Stock Option        to Exhibit 10.3 to ACI's
        Incentive Plan, as amended     Quarterly Report on Form
        and restated.                  10-Q for the quarter
                                       ended September 30, 1996
                                       (the "September 1996 10-
                                       Q").
*10.4   Form of Indemnification        Incorporated by reference
        Agreement between ACI and      to Exhibit 10.33 to
        each of its directors and      Amendment No. 2 to the
        officers.                      Form S-1.
*10.5   Housing Agreement, dated       Incorporated by reference
        November 15, 1993 between CPI  to Exhibit 10.17 to the
        and Craig H. Neilsen.          1994 10-K.
 10.6   Plan of Reorganization, dated  Incorporated by reference
        November 15, 1993, between     to Exhibit 2.1 to the
        ACI and Craig H. Neilsen in    1994 10-K.
        his individual capacity and
        as trustee of the
        testamentary trust created
        under the last will and
        testament of Ray Neilsen
        dated October 9, 1963.
 10.7   Excursion Boat Sponsorship     Incorporated by reference
        and Operations Agreement,      to Exhibit 10.15 to the
        dated September 15, 1994,      1995 10-K.
        between Iowa West Racing
        Association and ACCBI.
10.8(a  Merger Agreement, dated as of  Incorporated by reference
  )     May 31, 1996, among Gem        to Exhibits 10.1 and 99.1
        Gaming, Inc. ("Gem"), ACI,     to ACI's Quarterly Report
        ACLVI, Steven W. Rebeil        on Form 10-Q for the
        ("Rebeil") and Dominic J.      quarter ended June 30,
        Magliarditi ("Magliarditi"),   1996 (the "June 1996 10-
        together with a list           Q").
        describing omitted schedules
        and exhibits thereto.
10.8(b  First Amendment to Merger      Incorporated by reference
  )     Agreement, dated July 2,       to Exhibit 10.5 to the
        1996, among Gem, ACI, ACLVI,   June 1996 10-Q.
        Rebeil and Magliarditi.
10.8(c  Second Amendment to Merger     Incorporated by reference
  )     Agreement, dated as of         to Exhibits 10.3 and 99.1
        September 27, 1996, among      to ACI's Current Report
        Gem, ACI, ACLVI, Rebeil and    on Form 8-K filed on
        Magliarditi, together with a   October 24, 1996 (the
        list describing omitted        "October 1996 8-K").
        schedules and exhibits
        thereto.
10.8(d  Gem Individuals' Notes Escrow  Incorporated by reference
  )     Agreement and Escrow           to Exhibit 10.4 to the
        Instructions, dated as of      October 1996 8-K.
        September 27, 1996, among
        ACI, Rebeil and Magliarditi.
10.8(e  Letter agreement, dated        Incorporated by reference
  )     October 3, 1996, between ACI   to Exhibit 10.5 to the
        and Magliarditi.               October 1996 8-K.
10.8(f  Purchase Agreement, dated as   Incorporated by reference
  )     of June 30, 1996, between ACI  to Exhibit 10.6 to the
        and Gem Air, Inc. ("Gem        June 1996 10-Q.
        Air").
10.8(g  Aircraft Operating Agreement,  Incorporated by reference
  )     dated as of July 5, 1996,      to Exhibit 10.4 to the
        between ACI and Gem Air.       June 1996 10-Q.
10.8(h  Operating Agreement of Nevada  Incorporated by reference
  )     AG Air, Ltd. ("NVAGAIR"),      to Exhibit 10.2 to the
        dated as of July 5, 1996.      June 1996 10-Q.
10.8(i  Sublease, dated as of          Incorporated by reference
  )     June 30, 1996, between ACI     to Exhibit 10.3 to the
        and NVAGAIR.                   June 1996 10-Q.
10.8(j  Settlement Agreement, dated    Incorporated by reference
  )     as of May 3, 1997, among ACI,  to Exhibit 10.1 to ACI's
        ACLVI, Rebeil, Magliarditi,    Quarterly Report on Form
        Gem Air, Inc. and NVAGAIR.     10-Q for the quarter
                                       ended March 31, 1997.
10.8(k  Promissory Note, dated as of   Incorporated by reference
  )     June 1, 1997, made by ACI      to Exhibit 10.8(k) to the
        payable to the order of        Form S-4.
        Rebeil in the original
        principal amount of
        $13,232,146.
10.8(l  Promissory Note, dated as of   Incorporated by reference
  )     June 1, 1997, made by ACI      to Exhibit 10.8(l) to the
        payable to the order of        Form S-4.
        Magliarditi in the original
        principal amount of $417,854.
10.8(m  Non-Negotiable Promissory      Incorporated by reference
  )     Note, dated as of June 1,      to Exhibit 10.8(m) to the
        1997, made by ACI payable to   Form S-4.
        the order of Rebeil in the
        original principal amount of
        $14,540,820.
10.8(n  Non-Negotiable Promissory      Incorporated by reference
  )     Note, dated as of June 1,      to Exhibit 10.8(n) to the
        1997, made by ACI payable to   Form S-4.
        the order of Magliarditi in
        the original principal amount
        of $459,180.
10.9(a  Lease, dated September 8,      Incorporated by reference
  )     1992, between Magnolia Hotel   to Exhibit 10.2 to the
        Company and ACVI as the        Form S-1.
        assignee of Craig H. Neilsen.
10.9(b  First Amendment to Agreement,  Incorporated by reference
  )     dated July 14, 1993, between   to Exhibit 10.2(b) to the
        Magnolia Hotel Company and     1995 10-K.
        ACVI as the assignee of Craig
        H. Neilsen.
10.9(c  Second Amendment to Lease      Incorporated by reference
  )     Agreement, dated June 1,       to Exhibit 10.2(c) to the
        1995, between Magnolia Hotel   1995 10-K.
        Company and ACVI.
10.10(  Lease, dated September 18,     Incorporated by reference
  a)    1992, between R.R. Morrison,   to Exhibit 10.3 to the
        Jr. and ACVI as the assignee   Form S-1.
        of Craig H. Neilsen.
10.10(  First Amendment to Lease       Incorporated by reference
  b)    Agreement, dated June 1,       to Exhibit 10.3 to the
        1995, between R.R. Morrison &  1995 10-K.
        Son, Inc. and ACVI.
10.11(  Lease, dated December 11,      Incorporated by reference
  a)    1992, between Martha Ker       to Exhibit 10.4 to the
        Brady Lum et. Al. and ACVI as  Form S-1.
        the assignee of Craig H.
        Neilsen.
10.11(  First Amendment to Lease       Incorporated by reference
  b)    Agreement, dated June 1,       to Exhibit 10.4(b) to the
        1995, between Lawrence O.      1995 10-K.
        Branyan, Jr., as trustee of
        the Brady-Lum Family Trust
        dated May 15, 1993 and ACVI.
10.12   Settlement, Use and            Incorporated by reference
        Management Agreement and DNR   to Exhibits 10.12 and
        Permit, dated May 15, 1995,    99.1 to ACI's Annual
        between the State of Iowa      Report on Form 10-K for
        acting through the Iowa        the year ended
        Department of Natural          December 31, 1996 (the
        Resources and ACCBI as the     "1996 10-K").
        assignee of Koch Fuels, Inc.
10.13   Option Agreement, dated July   Incorporated by reference
        11, 1995, between Levy Realty  to the Exhibit 10.13 to
        Trust and ACLVI as the         the 1996 10-K.
        successor to Gem.
 21.1   Subsidiaries of ACI.           Incorporated by reference
                                       to Exhibit 21.1 to the
                                       Form S-4.
 23.1   Consent of Arthur Andersen     Filed electronically
        LLP.                           herewith.
 27.1   Financial Data Schedule.       Filed electronically
                                       herewith.
 99.1   Agreement to furnish           Filed electronically
        Securities and Exchange        herewith.
        Commission certain
        instruments defining the
        rights of holders of certain
        long-term debt.
_________________________________
*   Denotes  a  management  contract  or  compensatory  plan   or
arrangement.



  (b)  Reports on Form 8-K



          None.



                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERISTAR CASINOS, INC.
                          (Registrant)

March 30, 1998           By:       /s/ Craig H. Neilsen
                                   Craig H. Neilsen
                                   President, Chairman of the
                                   Board and CEO

     Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE              NAME AND TITLE           DATE


                         Craig H. Neilsen,
                         President, Chairman of
/s/ Craig H.Neilsen      the Board and CEO           March 30,1998
                         (principal executive
                         officer)

                         Thomas M. Steinbauer,
                         Senior Vice President of
                         Finance and
                         Administration
/s/ Thomas M. Steinbauer (principal financial        March 30, 1998
                         officer and principal
                         accounting officer) and
                         Director



/s/ John R. Spina        John R. Spina, Director     March 30, 1998



/s/ Paul I. Corddry      Paul I. Corddry, Director   March 30, 1998



/s/ Larry A. Hodges      Larry A. Hodges, Director   March 30, 1998


/s/ Warren E. McCain     Warren E. McCain, Direcotr  March 30, 1998


      On   this    30th    of  March  1998,  Craig   H.   Neilsen
directed Chris Hinton, in his presence as well as our own, to sign the foregoing document as "Craig H. Neilsen." Upon viewing the signatures as signed by Chris Hinton and in our presence, Craig H. Neilsen declared to us that he adopted them as his own signatures.

                                   /s/Cheryl L. Atchison
                                   Witness


                                   /s/Donna Vido
                                   Witness

STATE OF NEVADA          )
                         ):ss.
COUNTY OF CLARK          )

     I, Janice S. Lupton, Notary Public in and for said county and state, do hereby certify that Craig H. Neilsen personally appeared before me and is known or identified to me to be the president and chief executive officer of Ameristar Casinos, Inc. the corporation that executed the within instrument or the person who executed the instrument on behalf of said corporation. Craig
H. Neilsen, who being unable due to physical incapacity to sign his name or offer his mark, did direct Chris Hinton, in his presence, as well as my own, to sign his name to the foregoing document. Craig H. Neilsen, after viewing his name as signed by Chris Hinton, thereupon adopted the signatures as his own by acknowledging to me his intention to so adopt as if he had personally executed the same both in his individual capacity and in behalf of said corporation, and further acknowledged to me that such corporation executed the same.

     IN WITNESS WHEREOF, I have hereunto set my hand and official
seal this   30th   day of March 1998.

                                   /s/Janice S. Lupton
                                   Notary Public

My Commission Expires:   October 23, 2000

Residing at:   Las Vegas, NV

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Ameristar Casinos, Inc.:


We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameristar Casinos, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 23, 1998

                     AMERISTAR CASINOS, INC.
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS
                     (Amounts in Thousands)

                                                       December 31,
                                                     1996       1997
                                                   --------   --------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 10,724   $ 13,031
  Restricted cash                                       418        153
  Accounts receivable, net                            1,408      2,051
  Income tax refund receivable                         -         2,103
  Inventories                                         2,385      2,300
  Prepaid expenses                                    3,081      4,125
  Deferred income taxes                               2,138      2,724
                                                   --------   --------
    Total current assets                             20,154     26,487
                                                   --------   --------

PROPERTY AND EQUIPMENT, at cost:
  Buildings and improvements                        169,004    171,942
  Building under capitalized
   lease                                                800        800
  Furniture, fixtures and
   equipment                                         53,857     54,024
  Furniture, fixtures and equipment
   under capitalized leases                           1,029      7,531
                                                   --------   --------
                                                    224,690    234,297
    Less: Accumulated depreciation and
      amortization                                   56,253     68,951
                                                   --------   --------
                                                    168,437    165,346
  Land                                               25,009     26,309
  Land under capitalized leases                       4,865      4,865
  Construction in progress                           27,159     85,648
                                                   --------   --------
                                                    225,470    282,168
                                                   --------   --------
PREOPENING COSTS                                      2,594      6,820
                                                   --------   --------
EXCESS OF PURCHASE PRICE OVER
 FAIR MARKET VALUE OF NET ASSETS
 ACQUIRED                                            19,043     15,408
                                                   --------   --------
DEPOSITS AND OTHER ASSETS                             2,791      5,303
                                                   --------   --------
                                                   $270,052   $336,186
                                                   ========   ========
The accompanying notes are an integral part of these consolidated balance sheets.

                       AMERISTAR CASINOS, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (CONTINUED)

              LIABILITIES AND STOCKHOLDERS' EQUITY
            (Amounts in Thousands, Except Share Data)

                                                       December 31,
                                                      1996       1997
                                                    --------    --------
CURRENT LIABILITIES:
  Accounts payable                                  $  7,303    $  4,772
  Construction contracts payable                       5,336      19,391
  Accrued liabilities                                 13,564      21,549
  Current obligations under
   capitalized leases                                    506         875
  Current maturities of notes payable
   and long-term debt                                 19,740       5,635
  Federal income tax payable                              49        -
                                                    --------    --------
    Total current liabilities                         46,498      52,222
                                                    --------    --------
OBLIGATIONS UNDER CAPITALIZED
 LEASES, net of current
 maturities                                            8,333       9,600
                                                    --------    --------
NOTES PAYABLE AND LONG-TERM
 DEBT, net of current maturities                     135,560     183,513
                                                    --------    --------
DEFERRED INCOME TAXES                                  8,446      10,212
                                                    --------    --------
MINORITY INTEREST                                        271        -
                                                    --------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par
   value:  Authorized -
   30,000,000 shares; Issued -
   None                                                -            -
  Common stock, $.01 par value:
   Authorized - 30,000,000
   shares; Issued and
   outstanding - 20,360,000
   shares at December 31, 1996
   and 1997                                              204        204
  Additional paid-in capital                          43,043     43,043
  Retained earnings                                   27,697     37,392
                                                    --------   --------
                                                      70,944     80,639
                                                    --------   --------
                                                    $270,052   $336,186
                                                    ========   ========

The accompanying notes are an integral part of these consolidated balance sheets.

                     AMERISTAR CASINOS, INC.
                CONSOLIDATED STATEMENTS OF INCOME
          (Amounts in Thousands, Except Per Share Data)

                                            Years ended December 31,
                                            1995      1996      1997
                                          --------  --------  --------
REVENUES:
  Casino                                  $ 99,364  $161,338  $173,077
  Food and beverage                         19,303    24,250    30,672
  Rooms                                      7,861     7,641     9,685
  Other                                      7,756     7,760     8,275
                                          --------  --------  --------
                                           134,284   200,989   221,709
  Less: Promotional
   allowances                               10,417    12,524    15,530
                                          --------  --------  --------
    Net revenues                           123,867   188,465   206,179
                                          --------  --------  --------
OPERATING EXPENSES:
  Casino                                    44,503    75,685    78,733
  Food and beverage                         11,747    16,773    19,784
  Rooms                                      2,404     2,368     3,130
  Other                                      8,211     7,054     7,546
  Selling, general and
   administrative                           29,197    47,758    51,958
  Depreciation and
   amortization                              9,721    14,135    16,358
  Abandonment loss                            -         -          646
  Preopening costs                            -        7,379      -
                                          --------  --------  --------
    Total operating
      expenses                            $105,783  $171,152  $178,155
                                          --------  --------  --------
    Income from
      operations                            18,084    17,313    28,024

OTHER INCOME
 (EXPENSE):
  Interest income                              205       354       445
  Interest expense                          (3,958)   (8,303)  (12,107)
  Other                                       -          (77)      (35)
                                          --------  --------  --------
INCOME BEFORE INCOME
 TAX PROVISION                              14,331     9,287    16,327
  Income tax provision                       5,236     3,390     5,959
                                          --------  --------  --------
INCOME BEFORE EXTRAORDINARY
 LOSS                                        9,095     5,897    10,368

EXTRAORDINARY LOSS ON EARLY
 RETIREMENT OF DEBT, net of
 income tax benefit of $354,
 $0 and $387, respectively                    (657)     -         (673)
                                          --------  --------  --------
NET INCOME                                $  8,438  $  5,897  $  9,695
                                          ========  ========  ========

                     AMERISTAR CASINOS, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (CONTINUED)
          (Amounts in Thousands, Except Per Share Data)

                                            Years ended December 31,
                                           1995      1996      1997
                                          ------    ------    ------
EARNINGS PER SHARE:
  Income before
   extraordinary loss
   Basic and diluted                      $ 0.45    $ 0.29    $ 0.51
  Net Income
   Basic and diluted                      $ 0.42    $ 0.29    $ 0.48

WEIGHTED AVERAGE
 SHARES OUTSTANDING                       20,360    20,360    20,360

The accompanying notes are an integral part of these consolidated financial statements.

                        AMERISTAR CASINOS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         (Amounts in Thousands, Except Number of Shares)

                             Capital Stock   Additional
                            No. of            Paid-In  Retained
                            Shares   Balance  Capital  Earnings     Total
                         ----------  -------  -------  --------  --------

Balance,
 December 31,
 1994                    20,360,000  $   204  $43,043  $ 13,362  $ 56,609

  Net income                  -         -        -        8,438     8,438
                         ----------  -------  -------  --------  --------
Balance,
 December 31,
 1995                    20,360,000      204   43,043    21,800    65,047

  Net income                  -         -        -        5,897     5,897
                         ----------  -------  -------  --------  --------
Balance,
 December 31,
 1996                    20,360,000      204   43,043    27,697    70,944

  Net income                  -         -        -        9,695     9,695
                         ----------  -------  -------  --------  --------
Balance,
 December 31,
 1997                    20,360,000  $   204  $43,043  $ 37,392  $ 80,639
                         ==========  =======  =======  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.
                        AMERISTAR CASINOS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in Thousands)

                                            Years ended December 31,
                                           1995       1996       1997
                                         --------   --------   --------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net income                             $  8,438   $  5,897   $  9,695
                                         --------   --------   --------
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Depreciation and
      amortization                         9,721      14,135     16,358
    Change in deferred income
      taxes                                3,209        (181)     2,964
    Net (gain) loss on
      disposition of assets                 -            (56)       505
    Amortization of debt
      issuance costs                         205         229        424
    Preopening costs                        -          7,379       -
    Extraordinary loss on
      early retirement of
      debt                                 1,011        -         1,060
    Changes in current assets
      and liabilities:
       Restricted cash                       (16)       (162)       265
       Accounts receivable,
        net                                  260         (94)      (643)
       Income tax refund
        receivable                          -           -        (2,103)
       Inventories                          (735)       (112)        85
       Prepaid expenses                   (1,165)       (468)      (374)
       Accounts payable                       10       3,524     (2,531)
       Accrued liabilities                 2,110       3,037      7,985
       Federal income taxes
        payable                             -             49        (49)
                                        --------    --------   --------
  Total adjustments                       14,610      27,280     23,946
                                        --------    --------   --------
Net cash provided by operating
 activities                               23,048      33,177     33,641
                                        --------    --------   --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Capital expenditures                   (63,559)    (43,087)   (72,932)
  Increase (decrease) in
   construction contracts
   payable                                 3,318      (4,791)    14,055
  Proceeds from sale of
   assets                                   -             56        126
  Increase in deposits and
   other assets                           (2,781)     (5,924)    (4,666)
                                        --------    --------   --------
Net cash used in investing
 activities                              (63,022)    (53,746)   (63,417)
                                        --------    --------   --------

                     AMERISTAR CASINOS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (CONTINUED)
                     (Amounts in Thousands)


                                             Years ended December 31,
                                          1995        1996        1997
                                        --------    --------    --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Proceeds from issuance of
   long-term debt                       $ 75,839    $ 44,628    $150,786
  Debt issuance costs                     (1,403)       -         (4,439)
  Minority interest income                  -           -            (16)
  Restricted security deposit            (11,511)     11,511        -
  Principal payments of long-
   term debt and capitalized
   leases                                (17,333)    (39,633)   (114,248)
                                        --------    --------    --------
Net cash provided by financing
 activities                               45,592      16,506      32,083
                                        --------    --------    --------
NET INCREASE (DECREASE) IN
 CASH
 AND CASH EQUIVALENTS                      5,618      (4,063)      2,307

CASH AND CASH EQUIVALENTS --
 BEGINNING OF YEAR                         9,169      14,787      10,724
                                        --------    --------    --------
CASH AND CASH EQUIVALENTS --
 END OF YEAR                            $ 14,787    $ 10,724    $ 13,031
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

                     AMERISTAR CASINOS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY   OF   SIGNIFICANT  ACCOUNTING
          POLICIES


  Principles of consolidation and basis of presentation

     The consolidated financial statements of Ameristar Casinos, Inc. ("ACI" or the "Company"), a Nevada corporation, include the accounts of the Company and its wholly owned subsidiaries; Cactus Petes, Inc. ("CPI"), Ameristar Casino Vicksburg, Inc. ("ACVI"), Ameristar Casino Council Bluffs, Inc. ("ACCBI") and Ameristar Casino Las Vegas, Inc. ("ACLVI"). ACI also operates A.C. Food Services, Inc., a purchasing subsidiary. ACVI has a wholly owned subsidiary, AC Hotel Corp., created for the purpose of constructing and operating a hotel in Vicksburg, Mississippi. Ameristar Casino Lawrenceburg, Inc. ("ACLI"), a wholly owned subsidiary of ACI, was dissolved in 1996. ACI's majority interest in Nevada AG Air, Ltd. ("NVAGAIR") was terminated in 1997.

     CPI owns and operates two casino-hotels in Jackpot, Nevada -
- Cactus Petes Resort Casino and The Horseshu Hotel and Casino. ACVI owns and operates Ameristar Vicksburg, a riverboat-themed dockside casino, and related land-based facilities in Vicksburg, Mississippi. ACCBI owns and operates Ameristar Council Bluffs, a riverboat casino and associated hotel and other land-based facilities in Council Bluffs, Iowa. ACLVI owns and operates The Reserve Hotel Casino ("The Reserve") in the Henderson-Green Valley suburban area of Las Vegas, Nevada which opened February 10, 1998. ACLI was established to pursue gaming opportunities in Indiana. However, in 1996, the Company made a decision to discontinue such activity and has dissolved this entity.

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

  Accounts receivable

     Gaming receivables are included as part of the Company's accounts receivable balance. An allowance of $256,000 and $464,000 at December 31, 1996 and 1997, respectively, has been applied to reduce receivables to amounts anticipated to be collected.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted average basis.

  Depreciation and capitalization

     Property and equipment is recorded at cost, including interest charged on funds borrowed to finance construction. Interest of $1,850,000, $2,313,000 and $4,654,000 was capitalized for the years ended December 31, 1995, 1996 and 1997, respectively. Depreciation is provided on both the straight-line and accelerated methods in amounts sufficient to relate the cost of depreciable assets to operations. Amortization of building and furniture, fixtures and equipment under capitalized leases is provided over the shorter of the estimated useful life of the asset or the term of the associated lease (including lease renewal or purchase options the Company expects to exercise). Depreciation and amortization is provided over the following estimated useful lives:

          Buildings and improvements    5 to 40 years
          Building under capitalized lease   39 years
          Furniture, fixtures and equipment  3 to 15 years
          Furniture,    fixtures
            and  equipment under
            capitalized leases         3 to 5 years

     Betterments, renewals and repairs that extend the life of an asset are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. The excess of the purchase price over fair market value of net assets acquired related to the Gem Gaming, Inc. acquisition (see Note 10) will be amortized over a 39-year period upon the opening of The Reserve.
        Dividends

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

                                       Years ended December 31,
                                       1995         1996       1997
                                     --------    --------   --------
                                        (Amounts in Thousands)

     Food and beverage               $  7,999    $  9,560   $ 12,283
     Room                                 438         732        708
     Other                               -            469        644
                                     --------    --------   --------
                                     $  8,437    $ 10,761   $ 13,635
                                     ========    ========   ========

  Advertising

     The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $3,685,000, $6,144,000, and $5,453,000 for the years ended
December 31, 1995, 1996 and 1997, respectively.
Business development expenses

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

  Federal income taxes

     Income taxes are recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the future tax
      consequences  attributable  to  differences   between   the
financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  Earnings Per Share

     In 1997, the Company adopted SFAS No. 128 -- Earnings Per Share ("SFAS No. 128"). SFAS 128 replaces previously reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially
dilutive  securities such as stock options.   Basic  and  diluted
earnings per share are equal for the years ended December 31, 1995, 1996 and 1997 as the outstanding stock options were antidilutive.

  Reclassifications

     Certain reclassifications, having no effect on net income, have been made to the prior periods' consolidated financial statements to conform with the current year presentation.


NOTE 2 - ACCRUED LIABILITIES


     Accrued liabilities consist of the following:

                                              December 31,
                                            1996       1997
                                          --------   --------
                                        (Amounts in Thousands)

     Compensation and related benefits    $  5,496   $  5,255
     Taxes other than income taxes           2,623      4,625
     Progressive slot machine jackpots         916        959
     Interest                                  939      6,129
     Deposits and other accruals             3,590      4,581
                                          --------   --------
                                          $ 13,564   $ 21,549
                                          ========   ========

NOTE 3 - FEDERAL INCOME TAXES


     The components of the income tax provision are as follows:

                                       Years ended December 31,
                                       1995         1996       1997
                                      ------       ------     ------
                                        (Amounts in Thousands)

     Current                          $2,027       $3,571     $2,371
     Deferred                          3,209         (181)     3,588
                                      ------       ------     ------
       Provision   on   income
          before extraordinary item    5,236        3,390      5,959
     Tax benefit of extraordinary item  (354)         -         (387)
                                      ------       ------     ------
                                      $4,882       $3,390     $5,572
                                      ======       ======     ======

     The reconciliation of income tax at the Federal statutory rates to income tax expense is as follows:

                                       Years ended December 31,
                                       1995      1996       1997
                                       ----      ----       ----
          Federal statutory rate        35%       35%        35%
          Nondeductible expenses         2%        2%         2%
                                       ----      ----       ----
                                        37%       37%        37%
                                       ====      ====       ====

     Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability consisted of the following:

                                              December 31,
                                            1996       1997
                                          --------   --------
                                        (Amounts in Thousands)
     Deferred tax assets:
       Preopening costs                   $  2,940   $  2,212
       Accrued book expenses not
          currently deductible               1,269      1,674
       Alternative minimum tax credit(1)       949      2,409
       Project development costs               914      1,118
       Book loss in excess of tax loss        -           202
       Asset reserves                           90        161
       Other                                    69        161
                                          --------   --------
          Total deferred tax assets          6,231      7,937
                                          --------   --------
     Deferred tax liabilities:
       Tax depreciation in excess of
          book depreciation                 (9,107)   (13,598)
       Book capitalized interest in
          excess of tax                       (325)      (451)
       Tax to book difference in
          acquired land (2)                 (1,784)      -
       Other                                (1,323)    (1,376)
                                          --------   --------
          Total deferred tax liabilities   (12,539)   (15,425)
                                          --------   --------
     Net deferred tax liability           $ (6,308)  $ (7,488)
                                          ========   ========
[/TABLE]
     _____________
       (1)The  excess  of  the  alternative  minimum  tax
          over  regular  Federal income  tax  is  a  tax
          credit    which   can   be   carried   forward
          indefinitely to reduce future Federal income tax liabilities.

       (2)In  connection  with  the  acquisition  of  Gem
          Gaming,  Inc., the Company recognized a  step-
          up  in the basis of land of $5.0 million which
          resulted  in  a  deferred  tax  liability   of
          approximately  $1.8 million  computed  at  the
          statutory  rate  of  35 percent.   During  the
          year ended December 31, 1997, the deferred tax liability related to the step-up was eliminated as a result of the Gem Settlement
          Agreement.  (See Note 10)


NOTE 4 - SUPPLEMENTAL CASH FLOW DISCLOSURES


     The Company made cash payments for interest, net of amounts capitalized, of $3,386,000, $7,930,000, and $8,223,000 for the
years ended December 31, 1995, 1996 and 1997, respectively.

     The Company made cash payments for Federal income taxes of $1,220,000, $2,900,000, and $4,760,000 for the years ended
December 31, 1995, 1996 and 1997, respectively.
           The Company acquired assets through capitalized leases of $1,083,000, $0 and $2,998,000 during the years ended December 31, 1995, 1996 and 1997, respectively.

     The Company acquired assets through the issuance of notes payable of $141,000, $3,173,000, and $704,000 during the years ended December 31, 1995, 1996 and 1997, respectively.

     The Company retired the balance of $44,810,000 under the 1993 Revolving Credit Facility by entering into the 1995 Revolving Credit Facility (see Note 5) during the year ended December 31, 1995.
     The Company retired the balance of $94,500,000 under the 1995 Revolving Credit Facility by entering into a new Revolving Credit Facility (see Note 5) during the year ended December 31, 1997.

     The   Company  assumed  a  note  payable  of  $311,000   and
recognized a minority interest of $271,000 in connection with the purchase of certain aviation-related assets in 1996.

     The   following  reflects  the  noncash  components  of  the
Company's acquisition of Gem Gaming, Inc. as of December 31, 1996
(amounts in thousands):

          Purchase   price  --   Notes
            payable     to     former
            stockholders    of    Gem
            Gaming,   Inc.  (net   of
            discount)                            $ 33,650
                                                 --------
          Fair value of net assets
            acquired:
            Prepaid expenses                          146
            Property and equipment                 29,546
            Preopening costs                        1,873
            Accounts payable                          (12)
            Construction contracts
               payable                             (2,289)
            Accrued liabilities                      (133)
            Long-term debt                        (11,400)
            Capitalized lease                      (1,340)
            Deferred tax liability                 (1,784)
                                                 --------
                                                   14,607
                                                 --------
          Excess  of  purchase  price
            over fair market value of
            net assets acquired                  $ 19,043
                                                 ========

           Adjustments to the excess of purchase price over  fair market value of net assets acquired as of December 31, 1997 due to the Gem Settlement Agreement (see Note 10) are as follows
(amounts in thousands):

            Reduction in value of Gem Notes      $ (2,725)
            Deferred taxes on land purchase        (1,784)
            Dissolution of NVAGAIR subsidiary         418
            Return of aviation asset                  271
            Miscellaneous receivables                 185
                                                 --------
            Total change in excess
               purchase price                    $ (3,635)
                                                 ========

NOTE 5 -- NOTES PAYABLE AND LONG-TERM DEBT


     Notes payable and long-term debt consist of the following:

                                              December 31,
                                            1996       1997
                                          --------   --------
                                        (Amounts in Thousands)

  1995   Revolving  Credit  Facility
   (see below).                           $ 93,500   $   -

  Revolving  Credit  Facility   (see
   below)                                     -        54,550

  10.5  percent  Senior Subordinated
   Notes, interest payable only semi-
   annually, principal due August 1,
   2004                                       -       100,000

  Note  payable,  with  interest  at
   9.12 percent, collateralized by a
   preferred      ship     mortgage,
   guaranteed by ACI, due in monthly
   payments   of   principal    plus
   interest through December 1999.           7,674       -

  Note   payable   to   bank,   with
   variable  interest  at   a   rate
   equivalent  to that  required  by
   the  revolving  credit  facility,
   collateralized     by     certain
   equipment of ACCBI, guaranteed by
   ACI,  due in monthly payments  of
   $148,696  plus  interest  through
   December 1999.                            5,204       -

  Note   payable  to  lender,   with
   interest  at 15 percent,  secured
   by  a  deed of trust on the hotel
   at    ACVI,   interest    payable
   quarterly,   principal   due   in
   July 1998.                                 -         1,856

  Mortgages payable to United States
   Department  of Agriculture  Rural
   Economic       and      Community
   Development    Services    Multi-
   Housing   Program  with  variable
   interest   (effective   rate   of
   approximately 3.8 percent for the
   years ended December 31, 1996 and
   1997), collateralized by a  first
   deed    of   trust   on   certain
   apartment units and land, due  in
   variable monthly payments of  not
   less   than   $4,725,   including
   interest,  through November  2016
   and October 2033.                         1,378      1,335

  Note   payable  to  lender,   with
   interest     at    15    percent,
   unsecured,    interest    payable
   monthly,  principal due in  April
   1997.                                    10,000       -

  Notes     payable    to     former
   stockholders of Gem Gaming,  Inc.
   with interest at 8 percent up  to
   a maximum of 18 percent, interest
   payable quarterly beginning  July
   1997  through  October  1998  and
   then monthly thereafter, periodic
   principal payments of $2  million
   to  $3 million beginning November
   1998,   due  December  31,  2004.
   (See Note 10)                              -        28,650

  Notes     payable    to     former
   stockholders of Gem Gaming, Inc.,
   noninterest-bearing       through
   May  31,  1997, thereafter  at  8
   percent,     interest     payable
   monthly, due May 31, 2000 (net of
   unamortized      discount      of
   $1,120,000  for imputed  interest
   during   the  noninterest-bearing
   term of the notes) (See Note 10).        34,255       -

  Note payable to financing company,
   with  interest at 10.75  percent,
   collateralized     by     certain
   equipment,    due   in    monthly
   principal  and interest  payments
   of $53,177 through January 1999.          1,148      1,431

  Note    payable    to    equipment
   financing company, with  interest
   at  8.03  percent, collateralized
   by   aircraft,  due  in   monthly
   principal  and interest  payments
   of  $10,326  through  July  1998,
   with  remaining unpaid  principal
   and interest due in August 1998.            643       -

        Note  payable to bank,  with
   interest    at    9.0    percent,
   collateralized     by     certain
   aviation-related assets,  due  in
   monthly  principal  and  interest
   payments   of   $3,875    through
   January   1999,  with   remaining
   unpaid principal and interest due
   in February 1999.                           311       -

  Other                                      1,187      1,326
                                          --------   --------
                                           155,300    189,148

  Less: Current maturities                  19,740      5,635
                                          --------   --------
                                          $135,560   $183,513
                                          ========   ========


     On  October 5, 1993, CPI entered into a $50 million Reducing
Revolving Credit Facility (the "1993 Revolving Credit Facility") with a syndicate of banks, led by Wells Fargo Bank (formerly
First Interstate Bank) ("WFB").

     On July 5, 1995, the Company, as borrower, and its principal operating subsidiaries, as guarantors, entered into a Revolving Credit Facility (the "1995 Revolving Credit Facility") with WFB and a syndicate of banks. The maximum borrowings initially available were $70.0 million, which increased to $94.5 million upon the Company meeting certain loan conditions. The maximum principal available was increased to $99.0 million in connection with the Company's acquisition of The Reserve. As a result of entering into the 1995 Revolving Credit Facility, the 1993 Revolving Credit Facility was retired at an extraordinary pre-tax loss (related primarily to the write-off of unamortized loan costs) of $1,011,000.

     On July 8, 1997, the Company, as borrower, and its principal operating subsidiaries, as guarantors, entered into a new $125 million Revolving Credit Facility (the "Revolving Credit Facility") with WFB and a syndicate of banks. As a result of the retirement of the 1995 Revolving Credit Facility, the Company incurred an extraordinary pre-tax loss (related primarily to the write-off of unamortized loan costs) of $1,060,000.

     As of December 31, 1997, the Company had drawn $54.6 million on the Revolving Credit Facility. These borrowings were used to partially repay the 1995 Revolving Credit Facility and to fund the development of The Reserve. The balance of the 1995 Revolving Credit Facility was repaid with proceeds from the Senior Subordinated bond offering (See below).

     The Company may not borrow under the Revolving Credit Facility in excess of 3.25 times its rolling four quarter EBITDA (earnings before interest, taxes, depreciation and amortization). As of December 31, 1997, 3.25 times the Company's rolling four quarter EBITDA exceeded the maximum funds available from the Revolving Credit Facility. The Company is also limited to borrowing no more than 5.0 times EBITDA in total debt as adjusted per the Revolving Credit Facility. The maximum amount available under the Revolving Credit Facility reduces semi-annually commencing July 1, 1999 on a sliding scale (ranging from $2.5 million to $10.0 million in reductions) with a final reduction of $75.0 million at maturity on June 30, 2003.

     Under the terms of the Revolving Credit Facility, concurrent with each loan draw, the Company may select the interest rate based on either the London Interbank Offering Rate ("LIBOR") or WFB's prime interest rate. The maximum number of outstanding draws at any time using LIBOR is five, with a minimum draw amount of $5.0 million per draw. A LIBOR draw can be for a one-, two-, three- or six-month term with interest accruing monthly and due at the end of the term, but in no event less frequently than quarterly. The interest rate is fixed throughout the term of a LIBOR-based draw and ranges from LIBOR plus 1.5 percentage points to LIBOR plus 3.5 percentage points. On a prime interest rate draw, the interest rate is variable and ranges from a minimum of prime plus 0.25 percentage points to a maximum of prime plus 2.25 percentage points with interest payable monthly in arrears. As of December 31, 1997, the Company has taken LIBOR and prime draws totaling $54.6 million with an average interest rate of approximately 8.4 percent per annum. The applicable margins for both LIBOR draws and prime interest rate draws adjust semi-annually based on the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula.

     The Revolving Credit Facility is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The Revolving Credit Facility prohibits any secondary liens on these properties without the prior written approval of the lenders. Certain changes in control of the Company may constitute a default under the Revolving Credit Facility. The Revolving Credit Facility also requires the Company to expend two percent of consolidated revenues on capital maintenance annually. The Revolving Credit Facility binds the Company to a number of other affirmative and negative covenants. These include promises to maintain certain financial ratios within defined parameters, not to engage in new businesses without lender approval and to make certain reports to the lenders. As of December 31, 1997, the Company was in compliance with these covenants.

On   July  15,  1997,  the  Company  completed  an  offering   of
$100  million  in  principal amount of 10-1/2%  Senior  Subordinated
Notes  due  2004 (the "Senior Subordinated Notes").   The  Senior
Subordinated Notes have a coupon rate of 10.5 percent and were sold at par. Interest is due semi-annually on February 1 and August 1 of each year, and the maturity date is August 1, 2004. Proceeds of the offering were used to retire and refinance existing debt.

     The indentures governing the Company's senior subordinated notes (the "Indentures") contain certain customary financial and other covenants, which among other things, govern the Company and its subsidiaries ability to incur indebtedness (except, as specifically allowed) unless after giving effect thereto, a 2.0 to 1.0 pro forma Consolidated Coverage Ratio (as defined in the Indentures) has been met. As of December 31, 1997, the Company was in compliance with these covenants.
           The Senior Subordinated Notes were issued by ACI,  and all of ACI's current subsidiaries (the "Guarantors") have jointly and severally, and fully and unconditionally, guaranteed the Senior Subordinated Notes. Each of the Guarantors is a wholly owned subsidiary of ACI, and the Guarantors constitute all of ACI's direct and indirect subsidiaries. ACI is a holding company with no operations or assets independent of those of the Guarantors, other than its investment in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to ACI in the form of cash dividends, loans or advances.

     In August 1997, AC Hotel Corp. entered into a loan agreement providing for borrowings of up to $7.5 million for the purpose of funding a portion of the construction costs of a 150-room hotel at Ameristar Vicksburg. This nonrecourse loan from a private lender is secured by a deed of trust on the hotel and the underlying land senior in priority to the liens securing the Revolving Credit Facility. Borrowings under this loan bear interest at 15 percent per annum, payable in periodic installments, and the loan matures in July 1998. The Company is required to pay a non-usage fee at the rate of 3 percent per annum on the undrawn loan balance, and draws are subject to the satisfaction of various conditions typically applicable to construction loans. As of December 31, 1997, the balance on this loan was $1,856,000.

     On December 28, 1995, ACCBI entered into a preferred ship mortgage with General Electric Credit Corp. ("GECC"). Borrowings totaled $11,511,000 and occurred on December 29, 1995. GECC required the Company to maintain a cash security deposit (the "Security Deposit") in the full amount of the borrowing until certain conditions precedent were fulfilled, including having the casino at Ameristar Council Bluffs fully operational and open to the general public for gaming operations and satisfying all licensing requirements within 30 days of the borrowing date. The Security Deposit was released by GECC on January 19, 1996. This borrowing was secured by the Council Bluffs casino. The loan's principal was to be repaid over four years. Principal payments of approximately $320,000 per month for the first 12 months and approximately $213,000 per month for the remaining 36 months were required. The Company had the right to prepay the entire borrowing at a premium ranging from one percent to two percent during the first 18 months of the loan. Thereafter until maturity, the Company had the right to prepay the loan without premium. ACI had entered into an unconditional guaranty of prompt payment and performance with respect to this borrowing. This borrowing was repaid in July 1997.

     Proceeds from an equipment loan entered into with WFB on December 12, 1995 for $7,137,000 were used to finance slot machines, surveillance equipment and property signage at ACCBI. The loan is being amortized over four years with monthly principal payments of approximately $149,000. The interest rate is equivalent to that charged on the Revolving

      Credit  Facility.  This borrowing was repaid in  July  1997 with proceeds from the Senior Subordinated Notes offering.

     The mortgages payable to United States Department of Agriculture Rural Economic and Community Development Services Multi-Housing Program provide long-term financing for low income housing facilities constructed by the Company. Monthly principal and interest payments are determined by a formula based upon demographics of the tenants. Interest rates on the mortgages may vary from 1.0 percent to 11.88 percent. Provisions of the loan agreements require that rents received are used to fund operating and maintenance expenses, debt service and reserve accounts.

     In connection with the merger of Gem Gaming, Inc. into ACLVI, the Company acquired a one-half interest in an aircraft owned by Gem Air, Inc., an affiliate of Gem Gaming, Inc. In addition, the Company and Gem Air, Inc. formed NVAGAIR to hold certain other aviation-related assets. NVAGAIR or the Company, as a result of these transactions, assumed certain aviation-related notes payable. These borrowings were removed from the Company's obligations as part of the Gem Settlement. (See Notes 4 and 10)

     The book value of the Company's long-term debt approximates fair value due to the predominantly variable-rate nature of the obligations. Also, fixed rate obligations are at rates that approximate the Company's incremental borrowing rate for debt with similar terms and remaining maturities.

     Maturities of the Company's borrowings for the next five years as of December 31, 1997 are as follows (amounts in thousands):

                    1998                 $  5,635
                    1999                    1,705
                    2000                    2,400
                    2001                    2,045
                    2002                    3,045
                    Thereafter            174,318
                                         --------
                                         $189,148
                                         ========

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

     Ameristar Vicksburg opened on February 27, 1994, at which time the primary terms of the leases became effective. The primary terms of the leases, expiring from 5 to 30 years from
      the  opening date, require total payments of  approximately
$655,000 per year. Each lease contains a purchase option exercisable at various times during the term of the lease generally in varying amounts based on the time of exercise. The purchase options lapse in conjunction with the expiration dates of the primary terms of the corresponding leases. Assuming the Company defers the exercise of its purchase option under each lease to the expiration of the purchase option, the Company will pay $50,000 in 1999, approximately $1,500,000 in 2004 and approximately $480,000 in 2024 to purchase all of the parcels. If the Company were to accelerate its exercise of the purchase options to the earliest possible dates, the Company would pay approximately $4,700,000 currently and $1,250,000 in 1999.

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

     ACI had entered into two three-year capitalized lease agreements for computer equipment on behalf of ACCBI. Monthly payments were required totaling approximately $197,000 per year through November 1998. ACCBI had entered into a five-year capitalized lease agreement for telephone systems and related equipment. This equipment was purchased as a result of the Company's debt refinancing in July 1997.

     CPI  has  entered into a four-year equipment lease  for  the
financing  of  the  slot  equipment  at  the  facility.   Monthly
principal payments of $44,000 plus interest are required through May 2001 with a balloon payment in June 2001.

     ACLVI   has  entered  into  a  ten-year  capitalized   lease
agreement for signage at The Reserve, with monthly payments totaling approximately $260,000 per year through December 2006.

     Future minimum lease payments required under capitalized leases for the five years subsequent to December 31, 1997 are as follows (amounts in thousands):


               1998                              $ 1,782
               1999                                2,931
               2000                                1,517
               2001                                1,636
               2002                                  733
               Thereafter                         11,945
                                                 -------
                                                  20,544
               Less: Amount representing
                  interest                        10,069
                                                 -------
               Present value of minimum
                  lease payments                 $10,475
                                                 =======

     ACCBI, as lessor, has leased a portion of the Ameristar Council Bluffs site to an independent hospitality company, which has agreed to construct and operate a 140-room hotel on the property. The lease is for a period of 50 years beginning March 1, 1996. The lease requires the hospitality company to pay ACCBI base rent of $5,000 per month and percentage rent equal to 5 percent of the hotel's gross sales in excess of $2.0 million per year.

     ACI has leased office space located in Las Vegas, Nevada to serve as its corporate offices. The office space is leased under two operating lease agreements. The agreements require aggregate monthly payments of approximately $52,500, plus the Company's share of certain common area maintenance expenses. Payments under the leases are subject to annual escalation clauses corresponding to increases in the cost of living. The first lease agreement, covering approximately 90 percent of the office space leased by the Company, contains two three-year renewal options. The initial term of the first lease is through November 2001. The second lease agreement, covering approximately 10 percent of the office space leased by the Company, contains two two-year renewal options. The initial term of the second lease is through January 1998. The Company recorded rental expense of approximately $32,000 and $360,000 under these leases in the years ended December 31, 1996, and 1997, respectively.

NOTE 7 - BENEFIT PLANS


  Profit-sharing plan

     The Company had a qualified non-contributory profit-sharing plan covering all employees with one or more years of service. Effective September 30, 1995, the Company's profit-sharing plan was discontinued. Company contributions were discretionary and were set by the Board of Directors. The plan had a September 30 fiscal year end. The Company's annual contributions to the plan were $350,000 for the plan year ended September 30, 1995.
           401(k) plan

     The Company instituted a defined contribution 401(k) plan in March 1996 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50 percent of the first four percent of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contributions were $373,000 and $570,000 for the fiscal years ended December 31, 1996, and 1997, respectively.

  Insurance plan

     The Company has a qualified employee insurance benefit trust covering all employees on a regular basis who work an average of 32 hours or more per week. The amount of the Company's contribution is determined by the Trust Committee. The plan also requires contributions from eligible employees and their dependents. The Company's contribution expense for the plan was approximately $2,113,000, $2,258,000 and $3,834,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

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

     Under the Director Plan, each non-employee director is automatically granted an initial option to purchase 1,000 shares of Common Stock and will automatically be granted an option to purchase an additional 1,000 shares of Common Stock on each anniversary of such date if he remains a non-employee director on that anniversary date. Options granted under the Director Plan have an exercise price equal to the fair market value of the shares on the date of grant and have a term of 10 years from the date of grant. Options granted under the Director Plan become exercisable one year from the date of grant and are not transferable other than by will or the laws of descent and distribution. Stockholder approval of the September 1996 amendments to the Option Plan was given in June 1997 and the Director Plan was terminated. As of December 31, 1997, 8,000 options remain outstanding under the Director Plan.

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

                                          December 31,
                                    1995      1996      1997
                                  --------  --------  --------
                        (Amounts in Thousands, Except Per Share Data)

  Net income:    As reported      $  8,438  $  5,897  $  9,695
                 Pro forma           8,371     5,708     9,491
  Basic and diluted
  earnings per share:
                 As reported      $   0.42  $   0.29  $   0.48
                 Pro forma            0.41      0.28      0.47

     The fair value of each option granted (or repriced during the period for which SFAS No. 123 is effective) is estimated on the date of grant (or repricing) using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants (or repricings) in 1995, 1996 and 1997, respectively: risk-free interest rates of 5.7, 6.4 and 6.2
percent;  expected  volatility of 60, 63  and  63  percent.   The
expected lives of the options are 5 years for 1995, 1996 and 1997. No dividends are expected to be paid.
           Because the SFAS No. 123 method of accounting has  not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Summarized information for the stock option plans is as follows:

                               1995              1996              1997
                                 Wtd. avg.          Wtd. avg.          Wtd. avg.
                         Shares  ex. price  Shares  ex. price  Shares  ex. price
                        -------- ---------  ------- ---------  ------  ---------
  Options outstanding,
   beginning of year     281,000   $11.74   548,000   $ 6.15   566,000   $ 6.25
     Granted             390,000     6.12    70,000     7.31   150,000     5.32
     Exercised              -                 -                  -
     Canceled           (123,000)   10.84   (52,000)    6.67   (121,500)   9.57
                        --------           --------            --------
  Options outstanding,
     end of year         548,000     6.15   566,000     6.25    594,500    6.12
                        ========           ========            ========
 Options available
     for grant           552,000            534,000           1,013,500
  Options exercisable,
     end of year          52,400     6.50   154,800     6.24    233,800    6.25
  Weighted average
     fair value
  of options granted    $   3.49            $  4.34            $   3.14


     At December 31, 1997, 570,000 of the 594,500 options outstanding have exercise prices between $5.06 and $6.50, with a weighted average exercise price of $5.96 and a weighted average remaining contractual life of 7.7 years. 22,500 options outstanding have exercise prices between $7.13 and $9.96, with a weighted average exercise price of $9.11 and a weighted average remaining contractual life of 8.6 years. The remaining 2,000 options have an outstanding exercise price of $16.00, with a remaining contractual life of 6.2 years.


NOTE 8 - COMMITMENTS AND CONTINGENCIES


  Development

     In October, 1996, the Company acquired The Reserve, a casino-hotel under construction in Henderson, Nevada. The Company has redesigned The Reserve to expand the scope and size of the project. As redesigned, The Reserve is planned to be constructed in two phases and will be opened upon the completion of Phase I, subject to obtaining all regulatory approvals. The Company has
established   a   construction  budget   (including   capitalized
construction  period  interest and  preopening  costs,  excluding land) of approximately $120.0 million for Phase I of The Reserve (including amounts incurred by Gem Gaming, Inc. prior to the merger), of which approximately $84.7 million had been incurred as of December 31, 1997.

     In early 1997, the Company began constructing a 150-room hotel at Ameristar Vicksburg expected to be completed in April 1998. In connection with this construction, a 54-room budget motel that pre-existed the development of Ameristar Vicksburg has been taken out of service and demolished in connection with this expansion. Based on preliminary design plans, management believes that the development cost of the hotel will be $10.3 million, including capitalized construction period interest. Management is funding a substantial portion of these development costs through a short-term loan and the balance will be funded out of ACVI's operating cash flow.
Litigation

     The Company is engaged in several legal actions arising in the ordinary course of business. With respect to these legal actions, the Company believes that it has adequate legal defenses, insurance coverage or indemnification protection and believes that the ultimate outcome(s) will not have a material adverse impact on the Company's financial position.

     In September 1996, the Company received from the general contractor of the Main Street Pavilion and the hotel for its property in Council Bluffs, Iowa, a demand for arbitration regarding amounts due under the contract. The demand did not contain a plea for a specific amount of damages, and instead requested an award for extra or changed work, delayed, disrupted and accelerated work, together with inefficiencies and impacts experienced on the project, along with unpaid retainage and certain other costs. Based on a statement of damages filed in the arbitration, management estimated that the general contractor's claims were for an amount of approximately $4.6 million, which includes certain amounts due to subcontractors that have already been paid by ACCBI. ACCBI submitted a counterclaim in the arbitration for cost overruns in excess of the guaranteed maximum price that ACCBI has had to pay, liquidated damages for delay and certain other costs. ACCBI submitted a statement of damages in the arbitration proceeding seeking $7.1 million from the general contractor. As of December 31, 1996, $1,515,000 in cost overruns had been paid by the
Company.   In addition, at December 31, 1996, $2,154,000  of  the
Company's construction payables represented disputed general contractor claims. On November 13, 1997, the three-member arbitrator panel for the American Arbitration Association increased the guaranteed maximum price under the construction contract by approximately $690,000 to approximately $33.0 million and required the general contractor to pay to ACCBI approximately $825,000, plus interest, to compensate for cost overruns previously paid by ACCBI as settlement of the arbitration. As a result of this settlement, the Company was relieved of any liability for the $2,154,000 in disputed claims.

     On February 17, 1998, ACI received a petition that E. L. Pennebaker, Jr. had filed with the Mississippi Gaming Commission. In that petition Mr. Pennebaker requests that the Mississippi Gaming Commission order ACI, Harrah's Vicksburg, Inc., and Riverboat Corporation of Mississippi-Vicksburg to stop opposing the approval and construction of a casino on the Big Black River and for such other corrective and punitive action that the Mississippi Gaming Commission might find appropriate.
           On  February 23, 1998, E. L. Pennebaker, Jr.  filed  a complaint in the Circuit Court of Pike County, Mississippi against ACI, Harrah's Vicksburg, Inc., Riverboat Corporation of Mississippi-Vicksburg, and Deposit Guaranty National Bank. The complaint was amended on February 27, 1998, to add James F.
Belisle, Multi Gaming Management, Inc. and Multi Gaming Management of Mississippi, Inc. as additional plaintiffs. The plaintiffs are property owners or have rights to acquire property along the Big Black River in Warren County, Mississippi. They allege they would have profited if the Mississippi Gaming Commission had found suitable for a casino a location along that river that was controlled by plaintiffs Belisle, Multi Gaming Management, Inc. and Multi Gaming Management of Mississippi, Inc. The plaintiffs further allege that the defendants entered into an agreement to hinder trade and restrain competition in the gaming industry in violation of the antitrust laws and the gaming laws of the Mississippi Code. Specifically, the plaintiffs allege the defendants conducted an aggressive campaign in opposition to the application of Horseshoe Gaming, Inc. for a gaming site on the Big Black River. The plaintiffs allege compensatory damages of $38.0 million, and punitive damages of $200.0 million. ACI has not yet answered the complaint.


NOTE 9 - RELATED PARTY TRANSACTIONS


     The Company engages Neilsen and Company to provide certain construction and professional services, office space and other equipment and facilities. Neilsen and Company is controlled by the principal stockholder and President of the Company. Total payments to Neilsen and Company were $110,000, $46,000 and $43,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The Company also leases office space from the Lynwood Shopping Center which is controlled by the principal stockholder and President of the Company. Total payments to the Lynwood Shopping Center were $94,000, $88,000 and $31,000 for the years ended December 31, 1995, 1996 and 1997, respectively. In management's opinion, at the time the above described transactions were entered into, they were in the best interest of the Company and on terms as fair to the Company as could have been obtained from unaffiliated parties.


NOTE 10 - GEM GAMING, INC. MERGER


     On October 9, 1996, Gem Gaming, Inc. ("Gem"), a Nevada Corporation, was merged with and into ACLVI, pursuant to a merger agreement entered into on May 31, 1996, as amended in July and October, 1996 (the "Merger Agreement"). Gem was established to develop The Reserve. Activities relating to the development of The Reserve, which commenced operations on February 10, 1998, have been included in the consolidated financial statements of the Company since October 9, 1996. The merger of Gem into ACLVI was recorded using the purchase method of accounting.
           Under  the  Merger Agreement, all of  the  outstanding shares of Gem common stock were cancelled at the merger closing and were converted into the right for the former stockholders of Gem (the "Gem Stockholders") to receive cash, subject to reduction, equal to the amount of the net proceeds (after payment of underwriter's discounts and commissions and certain other offering expenses) in excess of $4.0 million from an underwritten public offering of 7.5 million shares of the Company's Common Stock (the "Post-Merger Offering"). If the Post-Merger Offering was not concluded in whole or in part prior to June 1, 1997, the Company was required to deliver to the Gem Stockholders promissory notes in an aggregate principal amount equal to (i) the average 10-day closing price of the Common Stock as of June 1, 1997, (ii) multiplied by 7.5 million (iii) minus $4.0 million and (iv) minus one-half of any offering expenses. These notes would be unsecured, would mature on June 1, 2000, and would accrue interest at the rate of eight percent per annum. Interest would be payable on a monthly basis.

     To reflect the obligation to the Gem Stockholders upon the closing of the merger, the Company recorded notes payable of $35,375,000, the total amount that would have been issued based on the Company's stock price on the closing date of the merger, less a discount of $1,725,000 to reflect imputed interest over the noninterest-bearing term of the obligation. As of December 31, 1996, approximately $605,000 of the discount had been amortized to interest expense.

     Due to certain disputes between the Gem stockholders and the
Company   surrounding  the  Merger  Agreement,   an   arbitration
proceeding brought by the Company was settled by mutual agreement (the "Gem Settlement Agrement") in June 1997. The Gem Settlement
Agreement  provides  that  the  Company  will  pay  to  the   Gem
Stockholders $32.7 million in installments, plus interest, in lieu of the consideration provided for in the Merger Agreement. The Company made an initial payment of $4.0 million to the Gem Stockholders and issued unsecured subordinated promissory notes for the balance of $28.7 million (the "Gem Notes" -- See Note 5). The Gem Notes are subordinate to the Revolving Credit Facility, the Senior Subordinated Notes and other long-term indebtedness of
ACI  specified by ACI up to a maximum of $250 million.   Pursuant
to the Gem Settlement Agreement, the Company has also reconveyed to Gem Air, Inc. ("Gem Air"), an affiliate of one of the Gem Stockholders, the Company's interests in certain aviation-related assets acquired in July 1996. Gem Air has assumed certain liabilities of the Company related to these assets and an aircraft operating agreement and a sublease relating to these assets (the "Gem Aviation Agreements") have been terminated.

     The Gem Settlement Agreement includes mutual general releases of the parties to the arbitration proceeding and certain of their respective related parties with respect to all obligations arising out of, based upon or relating to the Merger Agreement and the Gem Aviation Agreements, except for certain excluded claims. Among the excluded claims under the Gem Settlement Agreement are claims against the Gem Stockholders with respect to Excluded Liabilities (as defined in the Merger Agreement) and certain indemnification obligations of the Gem Stockholders under the Merger Agreement with respect to claims asserted by third parties against the Company.
           The   following  unaudited  supplemental   pro   forma
information shows estimated net income and earnings per share as though the merger had occurred at the beginning of 1995 and 1996, respectively. The pro forma amounts reflect the Company's actual results combined with Gem's actual results for the periods presented, adjusted to reflect additional interest expense as if the Gem Notes had been issued at the beginning of the respective period, and the associated income tax benefit at the federal statutory rate of 35 percent. No pro forma revenues are disclosed because Gem had no operations prior to the merger.

                                           1995      1996
                                         --------  --------
          Pro forma net income
            before extraordinary
            items (in thousands)         $  8,639  $  3,756
                                         ========  ========
          Pro forma net income (in
            thousands)                   $  7,982  $  3,756
                                         ========  ========
          Pro forma earnings per share   $   0.39  $   0.18
                                         ========  ========





EXHIBIT    DESCRIPTION OF EXHIBIT          METHOD OF FILING
NUMBER


 3.1    Articles of Incorporation of   Incorporated by reference
        Ameristar Casinos, Inc.        to Exhibit 3.1 to
        ("ACI").                       Registration Statement on
                                       Form S-1 filed by ACI
                                       under the Securities Act
                                       of 1933, as amended (File
                                       No. 33-68936) (the
                                       "Form S-1").
 3.2    Bylaws of ACI.                 Incorporated by reference
                                       to Exhibit 3.2 to ACI's
                                       Annual Report on Form 10-
                                       K for the year ended
                                       December 31, 1995 (the
                                       "1995 10-K").
 4.1    Specimen Common Stock          Incorporated by reference
        Certificate.                   to Exhibit 4 to Amendment
                                       No. 2 to the Form S-1.
 4.2    Credit Agreement, dated as of  Incorporated by reference
        July 8, 1997, among ACI,       to Exhibits 4.1 and 99.1
        Cactus Pete's, Inc. ("CPI"),   to the Current Report on
        Ameristar Casino Vicksburg,    Form 8-K of ACI filed on
        Inc. ("ACVI"), Ameristar       July 30, 1997 (the "July
        Casino Council Bluffs, Inc.    1997 8-K").
        ("ACCBI") and Ameristar
        Casino Las Vegas, Inc.
        ("ACLVI"), as Borrowers, the
        Lenders named therein, and
        Wells Fargo Bank, National
        Association as Arranger,
        Agent Bank and Swingline
        Lender, together with a list
        describing omitted schedules
        and exhibits thereto.
4.3(a)  Indenture, dated as of         Incorporated by reference
        July 15, 1997, among ACI,      to Exhibit 4.2 to the
        ACLVI, ACVI, A.C. Food         July 1997 8-K.
        Services, Inc. ("ACFSI"), AC
        Hotel Corp. ("ACHC"), ACCBI
        and First Trust National
        Association, including the
        forms of Notes and Subsidiary
        Guarantees issued thereunder.
4.3(b)  Registration Rights            Incorporated by reference
        Agreement, dated as of         to Exhibit 4.3 to the
        July 15, 1997, among ACI,      July 1997 8-K.
        ACCBI, ACFSI, ACHC, ACLVI,
        ACVI, CPI, Bear, Stearns &
        Co. Inc., BT Securities
        Corporation and First Chicago
        Capital Markets, Inc.
4.3(c) Supplemental Indenture, dated Incorporated by reference as of October 24, 1997, among to Exhibit 4.1(c) to
        ACI, CPI, ACLVI, ACVI, ACFSI,  Amendment No. 1 to
        ACHC, ACCBI and First Trust    Registration Statement on
        National Association.          Form S-4 filed by ACI,
                                       CPI, ACVI, ACCBI, ACLVI,
                                       ACFSI and ACHC under the
                                       Securities Act of 1933,
                                       as amended (File No. 333-
                                       34381) (the "Form S-4").
 4.4    Other Long-Term Debt.          See Exhibits 10.8(k)-(n)
        See Exhibits 10.8(k)-(n) and   and 99.1.
        99.1.
*10.1(  Employment Agreement, dated    Incorporated by reference
  a)    November 15, 1993, between     to Exhibit 10.1(a) to
        ACI and Thomas M. Steinbauer.  ACI's Annual Report on
                                       Form 10-K for the year
                                       ended December 31, 1994
                                       (the "1994 10-K").
*10.1(  Employment Agreement, dated    Incorporated by reference
  b)    March 21, 1995, between ACI    to Exhibit 10.1(c) to the
        and John R. Spina, and         1994 10-K.
        related letter agreement.
*10.2   Ameristar Casinos, Inc. 1993   Incorporated by reference
        Non-Employee Director Stock    to Exhibit 10.2 to ACI's
        Option Plan, as amended and    Quarterly Report on Form
        restated.                      10-Q for the quarter
                                       ended June 30, 1994.
*10.3   Ameristar Casinos, Inc.        Incorporated by reference
        Management Stock Option        to Exhibit 10.3 to ACI's
        Incentive Plan, as amended     Quarterly Report on Form
        and restated.                  10-Q for the quarter
                                       ended September 30, 1996
                                       (the "September 1996 10-
                                       Q").
*10.4   Form of Indemnification        Incorporated by reference
        Agreement between ACI and      to Exhibit 10.33 to
        each of its directors and      Amendment No. 2 to the
        officers.                      Form S-1.
*10.5   Housing Agreement, dated       Incorporated by reference
        November 15, 1993 between CPI  to Exhibit 10.17 to the
        and Craig H. Neilsen.          1994 10-K.
 10.6   Plan of Reorganization, dated  Incorporated by reference
        November 15, 1993, between     to Exhibit 2.1 to the
        ACI and Craig H. Neilsen in    1994 10-K.
        his individual capacity and
        as trustee of the
        testamentary trust created
        under the last will and
        testament of Ray Neilsen
        dated October 9, 1963.
 10.7   Excursion Boat Sponsorship     Incorporated by reference
        and Operations Agreement,      to Exhibit 10.15 to the
        dated September 15, 1994,      1995 10-K.
        between Iowa West Racing
        Association and ACCBI.
10.8(a  Merger Agreement, dated as of  Incorporated by reference
  )     May 31, 1996, among Gem        to Exhibits 10.1 and 99.1
        Gaming, Inc. ("Gem"), ACI,     to ACI's Quarterly Report
        ACLVI, Steven W. Rebeil        on Form 10-Q for the
        ("Rebeil") and Dominic J.      quarter ended June 30,
        Magliarditi ("Magliarditi"),   1996 (the "June 1996 10-
        together with a list           Q").
        describing omitted schedules
        and exhibits thereto.
10.8(b  First Amendment to Merger      Incorporated by reference
  )     Agreement, dated July 2,       to Exhibit 10.5 to the
        1996, among Gem, ACI, ACLVI,   June 1996 10-Q.
        Rebeil and Magliarditi.
10.8(c  Second Amendment to Merger     Incorporated by reference
  )     Agreement, dated as of         to Exhibits 10.3 and 99.1
        September 27, 1996, among      to ACI's Current Report
        Gem, ACI, ACLVI, Rebeil and    on Form 8-K filed on
        Magliarditi, together with a   October 24, 1996 (the
        list describing omitted        "October 1996 8-K").
        schedules and exhibits
        thereto.
10.8(d  Gem Individuals' Notes Escrow  Incorporated by reference
  )     Agreement and Escrow           to Exhibit 10.4 to the
        Instructions, dated as of      October 1996 8-K.
        September 27, 1996, among
        ACI, Rebeil and Magliarditi.
10.8(e  Letter agreement, dated        Incorporated by reference
  )     October 3, 1996, between ACI   to Exhibit 10.5 to the
        and Magliarditi.               October 1996 8-K.
10.8(f  Purchase Agreement, dated as   Incorporated by reference
  )     of June 30, 1996, between ACI  to Exhibit 10.6 to the
        and Gem Air, Inc. ("Gem        June 1996 10-Q.
        Air").
10.8(g  Aircraft Operating Agreement,  Incorporated by reference
  )     dated as of July 5, 1996,      to Exhibit 10.4 to the
        between ACI and Gem Air.       June 1996 10-Q.
10.8(h  Operating Agreement of Nevada  Incorporated by reference
  )     AG Air, Ltd. ("NVAGAIR"),      to Exhibit 10.2 to the
        dated as of July 5, 1996.      June 1996 10-Q.
10.8(i  Sublease, dated as of          Incorporated by reference
  )     June 30, 1996, between ACI     to Exhibit 10.3 to the
        and NVAGAIR.                   June 1996 10-Q.
10.8(j  Settlement Agreement, dated    Incorporated by reference
  )     as of May 3, 1997, among ACI,  to Exhibit 10.1 to ACI's
        ACLVI, Rebeil, Magliarditi,    Quarterly Report on Form
        Gem Air, Inc. and NVAGAIR.     10-Q for the quarter
                                       ended March 31, 1997.
10.8(k  Promissory Note, dated as of   Incorporated by reference
  )     June 1, 1997, made by ACI      to Exhibit 10.8(k) to the
        payable to the order of        Form S-4.
        Rebeil in the original
        principal amount of
        $13,232,146.
10.8(l  Promissory Note, dated as of   Incorporated by reference
  )     June 1, 1997, made by ACI      to Exhibit 10.8(l) to the
        payable to the order of        Form S-4.
        Magliarditi in the original
        principal amount of $417,854.
10.8(m  Non-Negotiable Promissory      Incorporated by reference
  )     Note, dated as of June 1,      to Exhibit 10.8(m) to the
        1997, made by ACI payable to   Form S-4.
        the order of Rebeil in the
        original principal amount of
        $14,540,820.
10.8(n  Non-Negotiable Promissory      Incorporated by reference
  )     Note, dated as of June 1,      to Exhibit 10.8(n) to the
        1997, made by ACI payable to   Form S-4.
        the order of Magliarditi in
        the original principal amount
        of $459,180.
10.9(a  Lease, dated September 8,      Incorporated by reference
  )     1992, between Magnolia Hotel   to Exhibit 10.2 to the
        Company and ACVI as the        Form S-1.
        assignee of Craig H. Neilsen.
10.9(b  First Amendment to Agreement,  Incorporated by reference
  )     dated July 14, 1993, between   to Exhibit 10.2(b) to the
        Magnolia Hotel Company and     1995 10-K.
        ACVI as the assignee of Craig
        H. Neilsen.
10.9(c  Second Amendment to Lease      Incorporated by reference
  )     Agreement, dated June 1,       to Exhibit 10.2(c) to the
        1995, between Magnolia Hotel   1995 10-K.
        Company and ACVI.
10.10(  Lease, dated September 18,     Incorporated by reference
  a)    1992, between R.R. Morrison,   to Exhibit 10.3 to the
        Jr. and ACVI as the assignee   Form S-1.
        of Craig H. Neilsen.
10.10(  First Amendment to Lease       Incorporated by reference
  b)    Agreement, dated June 1,       to Exhibit 10.3 to the
        1995, between R.R. Morrison &  1995 10-K.
        Son, Inc. and ACVI.
10.11(  Lease, dated December 11,      Incorporated by reference
  a)    1992, between Martha Ker       to Exhibit 10.4 to the
        Brady Lum et. Al. and ACVI as  Form S-1.
        the assignee of Craig H.
        Neilsen.
10.11(  First Amendment to Lease       Incorporated by reference
  b)    Agreement, dated June 1,       to Exhibit 10.4(b) to the
        1995, between Lawrence O.      1995 10-K.
        Branyan, Jr., as trustee of
        the Brady-Lum Family Trust
        dated May 15, 1993 and ACVI.
10.12   Settlement, Use and            Incorporated by reference
        Management Agreement and DNR   to Exhibits 10.12 and
        Permit, dated May 15, 1995,    99.1 to ACI's Annual
        between the State of Iowa      Report on Form 10-K for
        acting through the Iowa        the year ended
        Department of Natural          December 31, 1996 (the
        Resources and ACCBI as the     "1996 10-K").
        assignee of Koch Fuels, Inc.
10.13   Option Agreement, dated July   Incorporated by reference
        11, 1995, between Levy Realty  to the Exhibit 10.13 to
        Trust and ACLVI as the         the 1996 10-K.
        successor to Gem.
 21.1   Subsidiaries of ACI.           Incorporated by reference
                                       to Exhibit 21.1 to the
                                       Form S-4.
 23.1   Consent of Arthur Andersen     Filed electronically
        LLP.                           herewith.
 27.1   Financial Data Schedule.       Filed electronically
                                       herewith.
 99.1   Agreement to furnish           Filed electronically
        Securities and Exchange        herewith.
        Commission certain
        instruments defining the
        rights of holders of certain
        long-term debt.
                _________________________________
     * Denotes a management contract or compensatory plan or
                          arrangement.