Form 10-Q
period 1998-03-31
AMERISTAR CASINOS INC
filed 1998-05-20
CIK 912145

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                             FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

                                OR

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to _______________


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

As of May 14, 1998, 20,360,000 shares of Common Stock of the registrant were issued and outstanding.

                      AMERISTAR CASINOS, INC.
                             FORM 10-Q

                               INDEX

                                                           Page No.

Part I.  FINANCIAL INFORMATION

  Item 1.Financial Statements:

          A.   Condensed Consolidated Balance
               Sheets at March 31, 1998
               (unaudited) and December 31, 1997            3 - 4

          B.   Condensed Consolidated Statements
               of Income (unaudited) for the three
               months ended March 31, 1998 and
               1997                                           5

          C.   Condensed Consolidated Statements
               of Cash Flows (unaudited) for the
               three months ended March 31, 1998
               and 1997                                       6

          D.   Notes to Condensed Consolidated
               Financial Statements                         7 - 9

  Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       10 - 18

  Item 3.Quantitative and Qualitative Disclosures
          About
          Market Risk                                         18


Part II.  OTHER INFORMATION


  Item 6.Exhibits and Reports on Form 8-K                    19



SIGNATURE                                                     20


      PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS


             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

                              ASSETS

                                        March 31,       December 31,
                                           1998             1997
                                        ---------       ------------
                                        (Unaudited)

CURRENT ASSETS:

     Cash and cash equivalents          $ 23,113          $ 13,031

     Restricted cash                         157               153

     Accounts receivable, net              1,618             2,051

     Income tax refund receivable            638             2,103

     Inventories                           2,876             2,300

     Prepaid expenses                      4,578             4,125

     Deferred income taxes                 3,410             2,724
                                        --------          --------
          Total current assets            36,390            26,487

PROPERTY AND EQUIPMENT AND
  LEASEHOLD INTERESTS, at cost,
  less accumulated depreciation and
  amortization of $73,956 and
  $68,951, respectively                  299,768           282,168

PREOPENING COSTS                            -                6,820

EXCESS OF PURCHASE PRICE OVER FAIR
  MARKET VALUE OF NET ASSETS
  ACQUIRED                                15,342            15,408

DEPOSITS AND OTHER ASSETS                  4,374             5,303
                                        --------          --------
                                        $355,874          $336,186
                                        ========          ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                        March 31,       December 31,
                                           1998             1997
                                       ----------       -----------
                                       (Unaudited)

CURRENT LIABILITIES:

     Accounts payable                   $  6,411          $  4,772
     Construction contracts payable        5,425            19,391
     Accrued liabilities                  23,129            21,549
     Current obligations under
       capitalized leases                  2,214               875
     Current maturities of notes
       payable and
       long-term debt                      7,515             5,635
                                        --------          --------
          Total current liabilities       44,694            52,222
                                        --------          --------
OBLIGATIONS UNDER CAPITALIZED
  LEASES, net of current
  maturities                              14,701             9,600
                                        --------          --------
NOTES PAYABLE AND LONG-TERM DEBT,
  net of current maturities              214,722           183,513
                                        --------          --------
DEFERRED INCOME TAXES                      7,733            10,212
                                        --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par
       value:
       Authorized - 30,000,000
       shares
       Issued - None                        -                 -
     Common stock, $.01 par value:
       Authorized - 30,000,000 shares
       Issued and outstanding -
       20,360,000 shares                     204               204
     Additional paid-in capital           43,043            43,043
     Retained earnings                    30,777            37,392
                                        --------          --------
          Total stockholders'
            equity                        74,024            80,639
                                        --------          --------
                                        $355,874          $336,186
                                        ========          ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMERISTAR CASINOS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                            (UNAUDITED)


                                                  Three Months
                                                Ended March 31,
                                                1998        1997
                                              --------    --------
REVENUES:
   Casino                                     $ 51,345    $ 42,192
   Food and beverage                            10,506       7,208
   Rooms                                         2,547       2,164
   Other                                         2,076       1,848
                                              --------    --------
                                                66,474      53,412
   Less: Promotional allowances                  5,063       3,799
                                              --------    --------
       Net revenues                             61,411      49,613
                                              --------    --------
OPERATING EXPENSES:
   Casino                                       24,591      19,661
   Food and beverage                             7,194       4,580
   Rooms                                         1,063         716
   Other                                         1,966       1,752
   Selling, general and administrative          17,455      11,990
   Depreciation and amortization                 5,070       3,920
   Preopening costs                             10,611        -
                                              --------    --------
       Total operating expenses                 67,950      42,619
                                              --------    --------
       Income (loss) from operations            (6,539)      6,994
                                              --------    --------
OTHER INCOME (EXPENSE):
   Interest income                                  84          39
   Interest expense                             (4,274)     (3,154)
   Other                                           311         106
                                              --------    --------
INCOME (LOSS) BEFORE INCOME TAX
   PROVISION (BENEFIT)                         (10,418)      3,985
   Income tax provision (benefit)               (3,803)      1,475
                                              --------    --------
NET INCOME (LOSS)                             $ (6,615)   $  2,510
                                              ========    ========
EARNINGS (LOSS) PER SHARE
  Basic                                       $  (0.32)   $   0.12
                                              ========    ========
  Diluted                                     $  (0.32)   $   0.12
                                              ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING             20,360      20,360
                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMERISTAR CASINOS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)
                            (UNAUDITED)

                                                  Three Months
                                                Ended March 31,
                                                1998        1997
                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $ (6,615)   $  2,510
                                              --------    --------
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization               5,070       3,920
     Amortization of debt costs                    160          58
     Change in deferred taxes                   (2,479)        -
     Net gain on disposition of assets             -          (143)
     (Increase) decrease in other current
       assets                                   (1,285)        997
     Increase in income tax refund
       receivable                                1,465         -
     Increase in current taxes payable             -         1,426
     Increase (decrease) in other current
       liabilities                               3,218      (2,523)
                                              --------    --------
  Total adjustments                              6,149       3,735
                                              --------    --------
Net cash provided by operating activities         (466)      6,245
                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                         (15,934)     (5,203)
  Decrease in construction contracts
     payable                                   (13,965)     (2,036)
  Proceeds from sale of assets                     -           143
  Decrease (increase) in deposits and
     other non-current assets                    7,589        (299)
                                              --------    --------
Net cash used in investing activities:         (22,310)     (7,395)
                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable
     and long-term debt                         33,836       23,000
  Principal payments of notes payable,
     long-term debt and capitalized leases        (978)     (11,767)
                                              --------     --------
Net cash provided by financing activities:      32,858       11,233
                                              --------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              10,082       10,083

CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD                                        13,031       10,724
                                              --------     --------
CASH AND CASH EQUIVALENTS - END OF PERIOD     $ 23,113     $ 20,807
                                              ========     ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the period for interest
     (net of amounts capitalized)             $    -       $  3,307
                                              ========     ========
  Assets purchased with long-term debt        $    -       $  1,102
                                              ========     ========
  Assets purchased with capitalized leases    $  6,671     $    -
                                              ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

      NOTE   1   -  PRINCIPLES  OF  CONSOLIDATION  AND   BASIS   OF
PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. ("Ameristar" or "ACI") and its wholly owned subsidiaries (collectively, the "Company"). The Company's principal subsidiaries, all of which are wholly owned, are Cactus Petes, Inc. ("CPI"), Ameristar Casino Vicksburg, Inc. ("ACVI"), Ameristar Casino Council Bluffs, Inc. ("ACCBI") and Ameristar Casino Las Vegas, Inc. ("ACLVI"). ACI also owns A.C. Food Services, Inc., a purchasing subsidiary, and AC Hotel Corp, a wholly owned subsidiary of ACVI created for the purpose of constructing and operating a hotel in Vicksburg, Mississippi. All significant intercompany transactions have been eliminated.

     CPI owns and operates two casino-hotels in Jackpot, Nevada - Cactus Petes Resort Casino and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"). ACVI owns and operates Ameristar Vicksburg, a riverboat-themed dockside casino and related land-based facilities in Vicksburg, Mississippi. ACCBI owns and operates Ameristar Council Bluffs, a riverboat casino and related hotel and other land-based facilities in Council Bluffs, Iowa. Ameristar Council Bluffs opened its steakhouse on February 25, 1997 and its indoor swimming pool and spa on March 3, 1997, thereby completing its land-based facilities. ACLVI owns and operates The Reserve Hotel Casino ("The Reserve") an African safari and big game reserve themed facility in the Henderson-Green Valley suburban area of Las Vegas, Nevada that opened on February 10, 1998.

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

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


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

     The Revolving Credit Facility will mature on June 30, 2003. Prior to maturity, the maximum principal available under the Revolving Credit Facility will reduce semiannually (commencing on July 1, 1999) by an aggregate of $50.0 million in increasing increments ranging from $2.5 million to $10.0 million. The Revolving Credit Facility is secured by substantially all the real and personal property of the Company. The balance on the Revolving Credit facility at March 31, 1998 was $86.0 million with a current interest rate of approximately 8.6%.

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

     Ameristar is a holding company with no operations independent of those of the Guarantors and no assets other than its investments in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Separate financial statements and certain other disclosures concerning the Guarantors are not included in this report because, in the opinion of management, they are not deemed material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to Ameristar in the form of cash dividends, loans or advances.

     Notes payable and long-term debt at March 31, 1998 include notes payable to the former stockholders (the "Gem Stockholders") of Gem Gaming, Inc. ("Gem"), for merger consideration in connection with the October 9, 1996 acquisition of The Reserve. The outstanding balance of these notes payable at March 31, 1998 was $28.7 million.

     In August 1997, AC Hotel Corp, entered into a loan agreement providing for borrowings of up to $7.5 million for the purpose of funding a portion of the construction costs of a 150-room hotel at Ameristar Vicksburg. This nonrecourse loan from a private lender is secured by a deed of trust on the hotel and the underlying land senior in priority to the liens securing the Revolving Credit
Facility. Borrowings under this loan bear interest at 15% per annum, payable in periodic installments. The loan matures in July
1998. The Company is required to pay a non-usage fee at the rate of 3% per annum on the undrawn loan balance, and draws are subject to the satisfaction of various conditions typically applicable to construction loans. The balance on this loan was $4.2 million at March 31, 1998.

     On February 12, 1998, ACLVI and Wells Fargo Leasing Corporation entered into a four-year lease agreement for financing slot equipment for The Reserve in the amount of $6.7 million. Monthly principal payments of $111,000 plus interest are required through February 2002 with a final payment of $1.4 million due March 1, 2002.

NOTE 3 - EARNINGS PER SHARE

     In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS
128"), "Earnings Per Share", effective for fiscal years ending after December 15, 1997. The Company adopted SFAS 128 for the year ending December 31, 1997. SFAS 128 requires the computation and presentation of basic and diluted earnings per share for all periods for which
      an income statement is presented.  For the three months ended
March 31, 1998 and 1997, the Company had no material dilutive securities outstanding.

     Options to purchase 594,000 and 531,000 shares of common stock were outstanding at March 31, 1998 and 1997, respectively, at exercise prices of $5.06-$16.00 and $5.56-$16.00, respectively. These options were not included in a pro forma computation of earnings per share assuming dilution because the options' exercise prices were greater than the average market price of the common shares during the respective periods presented.
           ITEM   2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company

     Ameristar Casinos, Inc. ("Ameristar" or "ACI") develops, owns and operates casinos and related hotel, food and beverage, entertainment and other facilities, with five properties in operation in Nevada, Mississippi and Iowa. Ameristar's principal operations are conducted through four wholly owned subsidiaries:
Cactus Petes, Inc. ("CPI"); Ameristar Casino Vicksburg, Inc. ("ACVI"); Ameristar Casino Council Bluffs, Inc. ("ACCBI"); and
Ameristar Casino Las Vegas, Inc. ("ACLVI"). Ameristar and its wholly owned subsidiaries are collectively referred to herein as the "Company."

     CPI owns and operates Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. ACVI owns and operates a riverboat-themed dockside casino (the "Vicksburg Casino") and related land-based facilities (collectively, "Ameristar Vicksburg") in Vicksburg, Mississippi. ACVI is also developing a 150-room hotel at Ameristar Vicksburg opening in June 1998. ACCBI owns and operates a riverboat casino (the "Council Bluffs Casino") and related land-based hotel and other facilities (collectively, "Ameristar Council Bluffs") in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska. Ameristar Council Bluffs was opened in stages during 1996 and early 1997. The Council Bluffs Casino opened on January 19, 1996, and most of the land-based facilities opened during the second and fourth quarters of 1996. The land-based facilities were completed during the first quarter of 1997, with the opening of the steakhouse on February 25 and the indoor swimming pool and spa on March 3, 1997. ACLVI owns and operates The Reserve, ("The Reserve") an African safari and big game reserve themed facility in the Henderson-Green Valley suburban area of Las Vegas, Nevada. The Reserve opened February 10, 1998.

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

The following table highlights the results of operations of Ameristar's operating subsidiaries for its principal properties:

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                     Three Months Ended
                                          Mar. 31,
                                       1998      1997
                                     --------  --------
Consolidated cash flow information:
 Cash flow from operations           $   (466) $  6,245
 Cash flow from investing             (22,310)   (7,395)
 Cash flow from financing              32,858    11,233

Net revenues:
 Jackpot Properties                  $ 12,414  $ 12,379
 Ameristar Vicksburg                   16,530    15,548
 Ameristar Council Bluffs              24,113    21,686
 The Reserve                            8,354       -
                                     --------  --------
     Consolidated net revenues       $ 61,411  $ 49,613
                                     ========  ========

Adjusted operating income (loss)(1):
   Jackpot Properties                $  1,595  $  2,222
   Ameristar Vicksburg                  3,480     2,916
   Ameristar Council Bluffs             3,743     4,099
   The Reserve                         (2,443)      -
   Corporate and other                 (2,303)   (2,243)
                                     --------  --------
      Consolidated operating
        income                       $  4,072  $  6,994
                                     ========  ========

Adjusted operating income (loss) margins (1):
   Jackpot Properties                   12.8%     17.9%
   Ameristar Vicksburg                  21.1%     18.8%
   Ameristar Council Bluffs             15.5%     18.9%
   The Reserve                         (29.2%)     -
       Consolidated operating
          income margin                  6.6%     14.1%

EBITDA (2):
   Jackpot Properties                $  2,408  $  2,841
   Ameristar Vicksburg                  5,039     4,498
   Ameristar Council Bluffs             5,465     5,717
   The Reserve                         (1,548)      -
   Corporate and other                 (2,222)   (2,142)
                                     --------  --------
       Consolidated EBITDA           $  9,142  $ 10,914
                                     ========  ========

EBITDA Margins (2):
   Jackpot Properties                   19.4%     23.0%
   Ameristar Vicksburg                  30.5%     28.9%
   Ameristar Council Bluffs             22.7%     26.4%
   The Reserve                         (18.5%)     -
       Consolidated EBITDA margin       14.9%     22.0%

(see following page for footnotes)

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(1) Adjusted operating income (loss) for the 1998 period is calculated before the write off of $10.6 million in preopening costs related to the opening of The Reserve on February 10, 1998.

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


Summary of Operating Results

     Ameristar showed continuing overall growth in revenues for the quarter ended March 31, 1998 compared to the quarter ended
March  31,  1997. Consolidated net revenues for the  quarter  ended
March 31, 1998 showed a 23.8 percent increase to $61.4 million compared to $49.6 million for the quarter ended March 31, 1997. Of this increase, $8.4 million came from operations at The Reserve and $3.4 million was generated by the Company's properties that were operating during the 1997 first quarter.

     Income from operations for the quarter ended March 31, 1998 was $4.1 million before preopening costs compared to $7.0 million for the same quarter in 1997. Excluding The Reserve, income from operations in the 1998 first quarter was $6.5 million. Total operating expenses before preopening costs as a percentage of net revenues increased to 93.4 percent for the first quarter of 1998 compared to 85.9 percent for the quarter ended March 31, 1997. Loss from operations for the first quarter of 1998 after preopening costs of $10.6 million was $6.5 million.

     Net income for the quarter ended March 31, 1998 was $0.1 million before preopening costs, compared to net income of $2.5 million in the quarter ended March 31, 1997. After taking into account the pretax write-off of $10.6 million in preopening costs relating to The Reserve in the first quarter of 1998, the Company had a net loss of $6.6 million for the quarter ended March 31, 1998.

     Earnings per share for the quarter ended March 31, 1998 were $0.01 before preopening costs compared to earnings per share of $0.12 for the quarter ended March 31, 1997. After the write-off of preopening costs for The Reserve, the Company had a net loss of $0.32 per share for the first quarter of 1998.

Revenues and Operating Income by Property

     Net revenues for Ameristar Council Bluffs were $24.1 million for the quarter ended March 31, 1998, compared to $21.7 million for the same quarter in 1997, an increase of $2.4 million or 11.1 percent. Most of this increase was in the casino and food and beverage areas. The steak house, which opened in March 1997, contributed a full quarter of operations compared to one month in 1997. Operating income decreased $356,000 or 8.7 percent in the first quarter of 1998 compared to the same period in 1997. The property's management is addressing increases in payroll, cost of goods sold and promotional costs and
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expects to improve the operating margin to a level more consistent with historical performance by the end of the second quarter.

     The Jackpot Properties were relatively stable with revenues of $12.4 million for the first quarter in both 1997 and 1998. Operating income decreased to $1.6 million in the first quarter of 1998 compared to $2.2 million for the same period in 1997, primarily as a result of increases in expenses in most areas. The Jackpot Properties are reevaluating the use of certain promotional campaigns that were not as cost effective as had been anticipated.

     Ameristar Vicksburg continued to be the gaming revenue market leader in Warren County, Mississippi in the first quarter of 1998 with net revenues increasing by approximately 6.3 percent from $15.5 million for the quarter ended March 31, 1997 to $16.5 million for the quarter ended March 31, 1998. Overall, the Warren County gaming revenues increased by approximately 4 percent in the first quarter of 1998 compared to the same period in 1997. Operating income for the first quarter of 1998 increased approximately 19.3 percent compared to the first quarter of 1997, from $2.9 million to $3.5 million, a direct result of the higher revenues generated during this period. In an effort to expand the market territory of Ameristar Vicksburg and encourage longer visits, the Company is constructing a 150-room hotel across from the main entrance to the casino, which is expected to open in June 1998.

     The  Reserve,  which  opened on February  10,  1998,  had  net revenues of $8.4 million for its first 49 days of operation. Operating loss before preopening costs of $10.6 million was $2.4 million. Management attributes this loss in part to the normal inefficiencies associated with the opening of a new property and is adjusting labor and other expenditures to levels that are appropriate for the current operational activity. Management is also reviewing promotional and advertising campaigns to enhance The Reserve's competitive position within the Henderson/Green Valley market.

Consolidated Revenues and Expenses

     On a consolidated basis for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997, casino revenues increased $9.2 million or 21.7 percent, food and beverage revenues increased $3.3 million or 45.8 percent, and rooms revenues increased $0.4 million or 17.7 percent.

     Casino expenses increased $4.9 million or 25.1 percent, food and beverage expenses increased $2.6 million or 57.1 percent, and rooms expenses increased $0.3 million or 48.5 percent for the quarter ended March 31, 1998 compared to the 1997 first quarter. A significant portion of the increases in revenues and expenses was the result of the commencement of operations at The Reserve on February 10, 1998.

     Selling, general and administrative expenses (including utilities and maintenance and business development) increased $5.5 million or 45.6 percent for the quarter ended March 31, 1998 compared to the same quarter of the prior year, due primarily to the commencement of operations at The Reserve, increased costs at Ameristar Council Bluffs and other costs associated with the Company's continued growth.

     Depreciation expenses for the first quarter of 1998 increased primarily due to the inclusion of The Reserve facilities in the Company's depreciable asset base. Depreciation expenses at the Jackpot Properties also contributed to the increase as a result of slot machines purchased in the first quarter of 1997.

     Interest expense was $4.3 million, net of capitalized interest of $1.3 million, for the quarter ended March 31, 1998, an increase of $1.1 million or 35.5 percent over the same quarter in 1997. The increased interest expense relates primarily to increased debt incurred to finance construction of The Reserve and the cessation of capitalized interest for that project.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company's effective federal income tax rate for the quarter ended March 31, 1998 was 36.5 percent, versus the federal statutory rate of 35 percent. The excess of the effective rate over the statutory rate is due to certain expenses deducted in the current period for financial reporting purposes which are not currently deductible for tax purposes.

Liquidity and Capital Resources


     Cash flow used in operations was $466,000 for the quarter ended March 31, 1998, as compared to cash flow provided by operations of $6.2 million for the quarter ended March 31, 1997. The Company had unrestricted cash of approximately $23.1 million as of March 31, 1998. The increase in cash resulted from a net increase in borrowings of $32.9 million for the first quarter of 1998 that was offset by capital expenditures of $15.9 million related primarily to The Reserve, the Vicksburg hotel and other capital improvement projects and the negative operating cash flow for the quarter. The Company's current assets increased by approximately $12.4 million from December 31, 1997 to March 31, 1998, primarily resulting from an increase in cash on hand, income tax refund receivable, inventories and prepaid expenses. The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures primarily through bank debt and other debt financing.

     The Company's cash flow used in investing activities totaled $22.3 million for the three month period ended March 31, 1998 compared to $7.4 million for the same period in 1997. This was primarily a result of increased capital expenditures related to the construction of The Reserve and the Vicksburg hotel.

     Cash flow provided by financing activities totaled $32.9 million in the first quarter of 1998 compared to $11.2 million for the first quarter of 1997 as a result of additional borrowing on the Company's Revolving Credit Facility described below.

     The Company maintains a $125 million revolving credit facility (the "Revolving Credit Facility") pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and Wells Fargo Bank, N.A. ("WFB") as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include AC Hotel Corp., a subsidiary of ACVI that owns the hotel under construction at Ameristar Vicksburg, and a purchasing subsidiary. At March 31, 1998, the outstanding principal balance of the Revolving Credit Facility was $86.0 million.

     Until Phase I of The Reserve was completed in February 1998, draws under the Revolving Credit Facility could only be used to fund construction of The Reserve and certain other specified expenditures. Following the completion of Phase I of The Reserve, the Revolving Credit Facility proceeds may be used only for working capital purposes of the Borrowers and funding ongoing capital expenditures for existing facilities.

     Borrowings under the Revolving Credit Facility are designated by the Borrowers on a quarterly basis as either base rate or London Interbank Offered Rate ("LIBOR") borrowings. The interest rate generally is equal to WFB's per annum prime rate in effect from time to time or the per annum LIBOR, plus in each case an applicable margin determined by reference to the Borrowers' rolling four-quarter ratio of total funded debt to EBITDA (as defined below). The range of the base rate margin is from 0.25 percentage points to 2.25 percentage points, and the range of the LIBOR margin is from 1.50 percentage points to 3.50 percentage points. At March 31, 1998, the average interest rate applicable to Revolving Credit Facility borrowings was 8.6%.

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

     The Revolving Credit Facility is secured by liens on substantially all of the real and personal property of the Borrowers. The Revolving Credit Facility prohibits any future secondary liens on these properties without the prior written approval of the lenders. Certain changes in control of Ameristar may constitute a default under the Revolving Credit Facility. The Revolving Credit Facility also requires the Borrowers to expend 2% of their consolidated net revenues on capital maintenance annually. The Revolving Credit Facility binds the Borrowers to a number of additional affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. As of March 31, 1998, the Company was in compliance with these covenants.

     The Company issued $100 million aggregate principal amount of 10-1/2% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes") at par under an Indenture dated July 15, 1997 (the "Indenture"). In addition to Ameristar and the trustee, all of Ameristar's subsidiaries (the "Guarantors") are parties to the Indenture for the purpose of guaranteeing (the "Guarantees") payments on the Senior Subordinated Notes.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

     The Indenture also includes certain covenants that, among other things, limit the ability of Ameristar and its Restricted Subsidiaries to pay dividends or other distributions (excluding dividends and distributions from a Restricted Subsidiary to Ameristar or a Guarantor), make investments, repurchase subordinated obligations or capital stock, create certain liens (except those securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets, issue or sell subsidiary stock, create or permit restrictions on distributions from subsidiaries or enter into certain mergers and consolidations.

     The Company is constructing a 150-room hotel at Ameristar Vicksburg, which is expected to cost approximately $10.3 million, including capitalized construction period interest and preopening costs. The Company has obtained a nonrecourse loan facility for $7.5 million with a private lender for the purpose of funding a portion of the construction costs, with the balance expected to be provided out of operating cash flow. The loan matures July 31, 1998 and requires periodic interest payments at the rate of 15% per annum. The Company is required to pay a non-usage fee at the rate of 3% per annum on the undrawn loan balance, and draws are subject to the satisfaction of various conditions typically applicable to construction loans. The Company is currently seeking to obtain permanent financing to replace this loan prior to its maturity. As of March 31, 1998, the outstanding balance on the loan was $4.2 million.

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

     At March 31, 1998, the Company had other long-term indebtedness in an aggregate principal amount of $16.8 million, including $6.7 million in lease financing incurred during the first quarter of 1998 for slot equipment for The Reserve. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information relating to the Company's borrowings.

     No assurance can be given that the Company will be able to satisfy, when necessary, the financial covenants under the Revolving Credit Facility, the Senior Subordinated Notes or other debt instruments for purposes of incurring additional debt, including additional draws under the Revolving Credit Facility. In addition, a failure to satisfy the financial covenants under the Revolving Credit Facility could either require the Company to reduce the outstanding balance of the Revolving Credit Facility, which requirements could

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


adversely affect or exceed the Company's liquidity, or result in an event of default under one or more debt instruments. A failure to improve the operating performance of The Reserve or other adverse changes in the Company's operations or operating cash flow are expected to adversely affect the ability of the Company to satisfy these financial covenants. It is possible that a failure to satisfy one or more of these financial covenants could occur as soon as the next covenant measure date, which is June 30, 1998.

     Capital expenditures for the quarter ended March 31, 1998 were approximately $22.6 million, including approximately $17.9 million relating to development of The Reserve, $3.1 million relating to the development of the Ameristar Vicksburg hotel and $1.6 million in other normal capital improvement projects. The Company funded these capital expenditures primarily from net cash provided by operating activities and borrowings.

     Among remaining capital expenditures anticipated for 1998, the Company intends to make capital expenditures of approximately $7.0 million in connection with the completion of Phase I of The Reserve and approximately $2.9 million in connection with the completion of the Ameristar Vicksburg hotel. Management believes that the above-described minimum capital expenditure requirements will be funded from draws under the Revolving Credit Facility and the $7.5 million loan facility for the development of the Ameristar Vicksburg hotel, cash on hand, and operating cash flow.

     Management has under consideration several additional potential capital expenditure projects at The Reserve, Ameristar Council Bluffs and Ameristar Vicksburg. In evaluating these projects, management is considering, among other factors, the operating performance of each of the Company's properties, the anticipated relative costs and benefits of the various projects, competitive factors, and the availability of operating cash flow and debt financing to fund capital expenditures. As discussed above, availability of borrowing under the Revolving Credit Facility is dependent upon the Company's rolling four-quarter EBITDA (as defined). Accordingly, the ability of the Company to commit to any capital improvement project, and the timing, scope and cost of any such project, are expected to be dependent upon the Company's operating performance generally and at The Reserve in particular, as to which no assurances can be given. At the present time, the Company does not anticipate undertaking any significant capital expenditure projects during 1998 that could not be funded out of amounts anticipated to be available through internally generated cash flow and the Company's borrowing capacity under the Revolving Credit Facility.


Factors Affecting Forward-Looking Information

     This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans," or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company, including but not limited to uncertainties concerning operating cash flow in future periods, the Company's borrowing capacity under the Revolving Credit Facility and otherwise, the future operating performance of the Company's properties, particularly the recently opened The Reserve, and the ability of the Company to commit to capital expenditure projects. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Item 1.- Business - Cautionary Information Regarding

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.


ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES
       ABOUT MARKET RISK

     Not applicable.
      PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits filed as port of this report

          27.  Financial Data Schedule

     b.   Reports on Form 8-K

          None

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERISTAR CASINOS, INC.
                                 Registrant



Date:  May 14, 1998              /s/ Thomas Steinbauer
                                 Thomas Steinbauer
                                 Senior Vice President of Finance
and Treasurer
                                 (Principal Financial Officer)