Form 10-Q
period 1998-06-30
AMERISTAR CASINOS INC
filed 1998-08-14
CIK 912145

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                             FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998

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

As of August 13, 1998, 20,360,000 shares of Common Stock of the registrant were issued and outstanding.

                      AMERISTAR CASINOS, INC.
                             FORM 10-Q

                               INDEX

                                                           Page No.

Part I.  FINANCIAL INFORMATION

  Item 1.Financial Statements:

          A.   Condensed Consolidated Balance
               Sheets at June 30, 1998 (unaudited)
               and December 31, 1997                        3 - 4

          B.   Condensed Consolidated Statements
               of Operations (unaudited) for the
               three months and six months ended
               June 30, 1998 and 1997                         5

          C.   Condensed Consolidated Statements
               of Cash Flows (unaudited) for the
               six months ended June 30, 1998 and
               1997                                           6

          D.   Notes to Condensed Consolidated
               Financial Statements                         7 - 9

  Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       10 - 19

  Item 3.Quantitative and Qualitative Disclosures
          about
          Market Risk                                         19


Part II.  OTHER INFORMATION

  Item 4.Submission of Matters to a Vote of
          Security Holders                                    20

  Item 5.Other Information                                    20

  Item 6.Exhibits and Reports on Form 8-K                     20



SIGNATURE                                                     21



      PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

                              ASSETS
                                         June 30,       December 31,
                                           1998             1997
                                         ________         ________
                                        (Unaudited)

CURRENT ASSETS:

     Cash and cash equivalents           $ 22,289        $ 13,031

     Restricted cash                          138             153

     Accounts receivable, net               1,369           2,051

     Income tax refund receivable             279           2,103

     Inventories                            3,408           2,300

     Prepaid expenses                       4,841           4,125

     Deferred income taxes                  4,826           2,724
                                         ________        ________

          Total current assets             37,150          26,487

PROPERTY AND EQUIPMENT AND
  LEASEHOLD INTERESTS, at cost,
  less accumulated depreciation and
  amortization of $79,861 and
  $68,951, respectively                   301,219         282,168

PREOPENING COSTS                              -             6,820

EXCESS OF PURCHASE PRICE OVER FAIR
  MARKET VALUE OF NET ASSETS
  ACQUIRED                                 15,243          15,408

DEPOSITS AND OTHER ASSETS                   4,264           5,303
                                         ________        ________

                                         $357,876        $336,186
                                         ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.


           AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30,       December 31,
                                           1998             1997
                                         ________           --------
                                        (Unaudited)

CURRENT LIABILITIES:

     Accounts payable                     $ 5,335          $  4,772
     Construction contracts payable         5,606            19,391
     Accrued liabilities                   27,824            21,549
     Current obligations under
       capitalized leases                   2,316               875
     Current maturities of notes
       payable and
       long-term debt                       9,004             5,635
                                         --------          --------

          Total current liabilities        50,085            52,222
                                         --------          --------

OBLIGATIONS UNDER CAPITALIZED
  LEASES, net of current
  maturities                               13,955             9,600
                                         --------          --------

NOTES PAYABLE AND LONG-TERM DEBT,
  net of current maturities               214,585           183,513
                                         --------          --------

DEFERRED INCOME TAXES                       7,731            10,212
                                         --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par
       value:
       Authorized - 30,000,000
       shares
       Issued - None                          -                 -
     Common stock, $.01 par value:
       Authorized - 30,000,000 shares
       Issued and outstanding -
       20,360,000 shares                     204               204
     Additional paid-in capital           43,043            43,043
     Retained earnings                    28,273            37,392
                                        --------          --------

          Total stockholders'
            equity                        71,520            80,639
                                        --------          --------

                                        $357,876          $336,186
                                        ========          ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                            (UNAUDITED)

                                       Three Months        Six Months
                                      Ended June 30,     Ended June 30,
                                      1998      1997    1998       1997
                                   --------  --------  --------  --------
REVENUES:
   Casino                           $53,880   $43,456  $105,224   $85,649
   Food and beverage                 11,981     7,643    22,488    14,850
   Rooms                              3,757     2,502     6,305     4,666
   General store                        622       669     1,147     1,220
   Other                              1,904     1,457     3,455     2,754
                                   --------  --------  --------  --------
                                     72,144    55,727   138,619   109,139
   Less:  Promotional allowances      5,408     3,757    10,472     7,556
                                   --------  --------  --------  --------
       Net Revenues                  66,736    51,970   128,147   101,583
                                   --------  --------  --------  --------

OPERATING EXPENSES:
   Casino                            30,749    19,535    55,340    39,196
   Food and beverage                  5,057     4,905    12,251     9,485
   Rooms                              1,029       799     2,092     1,515
   General store                        518       524       999     1,030
   Other                              1,600     1,358     3,085     2,604
   Selling, general and
       administrative                19,056    12,597    36,511    24,586
   Depreciation and amortization      6,026     4,151    11,096     8,072
   Preopening costs                     -          -     10,611       -
                                   --------  --------  --------  --------
       Total operating expenses      64,035    43,869   131,985    86,488
                                   --------  --------  --------  --------

Income (loss) from operations         2,701     8,101    (3,838)   15,095

OTHER INCOME (EXPENSE):
   Interest income                      132       128       216       167
   Interest expense                  (5,845)   (2,731)  (10,119)   (5,885)
   Other                               (196)     (655)      115      (549)
                                   --------  --------  --------  --------

INCOME (LOSS) BEFORE INCOME
       TAX PROVISION                 (3,208)    4,843   (13,626)    8,828
   Income tax provision                (710)    1,791    (4,513)    3,266
                                   --------  --------  --------  --------

NET INCOME (LOSS)                   $(2,498)  $ 3,052   $(9,113)  $ 5,562
                                   ========  ========  ========  ========

WEIGHTED AVERAGE SHARES OUTSTANDING  20,360    20,360    20,360    20,360
                                   ========  ========  ========  ========

EARNINGS (LOSS) PER SHARE:
   Basic                             $(0.12)  $  0.15    $(0.45)  $  0.27
                                   ========  ========  ========  ========
   Diluted                           $(0.12)  $  0.15    $(0.45)  $  0.27
                                   ========  ========  ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)
                            (UNAUDITED)

                                                   Six Months
                                                 Ended June 30,
                                                1998        1997
                                             --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $(9,113)      $5,562
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization             11,096        8,072
     Net (gain) loss on disposition of
       assets                                     (14)         471
     Change in deferred taxes                  (4,583)         536
     Amortization of debt issue costs             327          116
     (Increase) decrease in other current
       assets                                  (1,324)         348
     Decrease in income tax receivable          2,020           -
     Increase in income tax payable               -            204
     Increase (decrease) in other current
       liabilities                              6,837       (2,308)
                                             --------     --------
  Total adjustments                            14,359        7,439
                                             --------     --------
Net cash provided by operating activities       5,246       13,001
                                             --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (23,317)     (11,736)
  Decrease in construction contracts
     payabe                                   (13,785)      (2,414)
  Proceeds from sale of assets                     14          175
  Increase (decrease) in deposits and
     other non-current assets                   7,533       (1,356)
                                             --------     --------
Net cash used in investing activities         (29,555)     (15,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable
     and long-term debt                        35,741       19,908
  Principal payments of notes payable, long-
     term debt and capitalized leases          (2,174)     (15,680)
                                             --------     --------
  Net cash provided by financing
     activities                                33,567        4,228
                                             --------     --------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                              9,258        1,898

CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD                                       13,031       10,724
                                             --------     --------

CASH AND CASH EQUIVALENTS - END OF PERIOD     $22,289      $12,622
                                             ========     ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the period for interest
     (net of amounts capitalized)              $8,834       $4,357
                                             ========     ========
  Cash paid for income taxes                   $  350       $2,510
                                             ========     ========
  Assets purchased with long-term debt         $  -         $1,424
                                             ========     ========
ASSETS  PURCHASED  WITH CAPITALIZED  LEASES    $6,671       $3,212
                                             ========     ========

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

     CPI owns and operates two casino-hotels in Jackpot, Nevada - Cactus Petes Resort Casino and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"). ACVI owns and operates Ameristar Vicksburg, a riverboat-themed dockside casino and related hotel and other land-based facilities in Vicksburg, Mississippi.
ACCBI owns and operates Ameristar Council Bluffs, a riverboat casino and related hotel and other land-based facilities in Council Bluffs, Iowa. Ameristar Council Bluffs opened its steakhouse on February 25, 1997 and its indoor swimming pool and spa on March 3, 1997, thereby completing its land-based facilities. ACLVI owns and operates The Reserve Hotel Casino ("The Reserve") an African safari and big game reserve themed facility in the Henderson-Green Valley suburban area of Las Vegas, Nevada that opened on February 10, 1998.

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


NOTE 2 - NOTES PAYABLE AND LONG-TERM DEBT

     In July 1997, the Company completed a refinancing of its long-term debt through a new $125 million Revolving Credit Facility (the "Revolving Credit Facility") and the sale of $100 million aggregate principal amount of 10-1/2% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes"). The Revolving Credit Facility was entered into on July 8, 1997, pursuant to a Credit Agreement among Ameristar, CPI, ACVI, ACCBI and ACLVI, a syndicate of banks and Wells Fargo Bank, National Association as Agent Bank, Arranger and Swingline Lender. The Company's prior bank credit facility (with a $94.5 million outstanding principal balance) was terminated and repaid upon the funding of the initial draw under the Revolving Credit Facility. The Senior Subordinated Notes were issued by Ameristar at par in a private placement. The net proceeds from the sale of the Senior Subordinated Notes were used to repay $82.4 million in borrowings and interest under the Revolving Credit Facility, $13.1 million in other indebtedness and $800,000 in loan fees for the Revolving Credit Facility.
           The  Revolving Credit Facility will mature on  June  30,
2003. Prior to maturity, the maximum principal available under the Revolving Credit Facility will reduce semiannually (commencing on July 1, 1999) by an aggregate of $50.0 million in increasing increments ranging from $2.5 million to $10.0 million. The Revolving Credit Facility is secured by substantially all the real and personal property of the Company. The balance on the Revolving Credit facility at June 30, 1998 was $86.0 million with a current interest rate of approximately 8.9%.

     The Company and WFB have entered into a letter of understanding dated June 29, 1998, for the amendment of the Revolving Credit Facility effective June 30, 1998. The amendment will limit the maximum borrowings permitted under the Revolving Credit Facility to the lesser of the Borrowers' rolling four-quarter EBITDA multiplied by 2.75 and the Borrowers' total funded debt to not more than the Borrowers' rolling four-quarter EBITDA multiplied by a factor as follows: 5.25 commencing June 30, 1998;
5.50  commencing September 30, 1998; 5.25 commencing June 30, 1999;
4.75 commencing December 31, 1999; 4.50 commencing March 31, 2000; and 4.00 commencing September 30, 2000. The amendment also will increase the maximum base rate margin to 2.75% and the maximum
LIBOR margin to 4.00%. The amendment will decrease the rolling four-quarter gross fixed charge coverage ratio to 1.25 to 1.0 until September 30, 1999. The amendment also will limit the Borrowers' aggregate capital expenditures in each year to an amount equal to 5% of their consolidated net revenue for the preceding year and will prohibit the Borrowers from incurring any additional secured indebtedness without the approval of the bank lenders.

     Although the amendment has not yet been completed as of the date of this report and no assurances can be given it will be completed, the Company believes it is likely that the lenders will approve the amendment as contemplated by the letter of understanding. As of June 30, 1998, the Company was in violation of certain of the financial covenants under the Revolving Credit Facility, but it was in compliance with all covenants under the Revolving Credit Facility as proposed to be amended. The lenders under the Revolving Credit Facility have not taken any steps to declare a default under the Revolving Credit Facility.

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

     Notes payable and long-term debt at June 30, 1998 include notes issued to the former stockholders (the "Gem Stockholders") of Gem Gaming, Inc. ("Gem"), for merger consideration in connection with the October 9, 1996 acquisition of The Reserve. The outstanding  balance of these notes payable at June  30,  1998  was
$28.7 million.
           In  August  1997, AC Hotel Corp.  entered  into  a  loan agreement providing for borrowings of up to $7.5 million for the purpose of funding a portion of the construction costs of a 149-room hotel at Ameristar Vicksburg. This nonrecourse loan from a private lender is secured by a deed of trust on the hotel and the underlying land senior in priority to the liens securing the Revolving Credit Facility. Borrowings under this loan bear interest at 15% per annum, payable in periodic installments. The loan was scheduled to mature in July 1998. However, the loan was extended to October 1998. The Company is required to pay a non-usage fee at the rate of 3% per annum on the undrawn loan balance, and draws are subject to the satisfaction of various conditions typically applicable to construction loans. The balance on this loan was $6.1 million at June 30, 1998.

     On February 12, 1998, ACLVI and Wells Fargo Leasing Corporation entered into a four-year lease agreement for financing slot equipment for The Reserve in the amount of $6.7 million. Monthly principal payments of $111,000 plus interest are required through February 2002 with a final payment of $1.4 million due March 1, 2002.

NOTE 3 - EARNINGS (LOSS) PER SHARE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", effective for fiscal years ending after December 15, 1997. The Company adopted SFAS 128 for the year ending December 31, 1997. SFAS 128 requires the computation and presentation of basic and diluted earnings per share for all periods for which an income statement is presented. For the three months and six months ended June 30, 1998 and 1997, the Company had no material dilutive securities outstanding.

     Options to purchase 575,500 and 620,000 shares of common stock were outstanding at June 30, 1998 and 1997, respectively, at exercise prices of $5.06-$16.00 for both periods. These options were not included in a pro forma computation of earnings per share assuming dilution because the options' exercise prices were greater than the average market price of the common shares during the respective periods presented.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS


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

     CPI owns and operates Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. ACVI owns and operates a riverboat-themed dockside casino (the "Vicksburg Casino") and related land-based facilities including a 149-room hotel that opened on June 5, 1998 (collectively, "Ameristar Vicksburg") in Vicksburg, Mississippi. ACCBI owns and operates a riverboat casino (the "Council Bluffs Casino") and related land-based hotel and other facilities (collectively, "Ameristar Council Bluffs") in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska. Ameristar Council Bluffs was opened in stages during 1996 and early 1997. The Council Bluffs Casino opened on January 19, 1996, and most of the land-based facilities opened during the second and fourth quarters of 1996. The land-based facilities were completed during the first quarter of 1997, with the opening of the steakhouse and the indoor swimming pool and spa. ACLVI owns and operates The Reserve, ('The Reserve') an African safari and big game reserve themed facility in the Henderson-Green Valley suburban area of Las Vegas, Nevada. The Reserve opened February 10, 1998.

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

The following table highlights the results of operations of Ameristar's operating subsidiaries for its principal properties:

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                  Three months ended       Six months ended
                                  June 30    June 30     June 30    June 30
                                 --------   --------    --------   --------
                                   1998       1997        1998       1997
                                 --------   --------    --------   --------

Consolidated cash flow
information (1):
   Cash flow from operations                              $5,246    $13,001
   Cash flow from investing                              (29,555)   (15,331)
   Cash flow from financing                               33,567      4,228

Net revenues:
   Jackpot Properties             $14,282   $14,174      $26,695    $26,552
   Ameristar Vicksburg             16,388    16,751       32,918     32,299
   Ameristar Council Bluffs        24,030    21,045       48,143     42,732
   The Reserve                     12,036       -         20,391        -
                                 --------  --------     --------   --------
    Consolidated net revenues    $ 66,736   $51,970     $128,147   $101,583
                                 ========  ========     ========   ========

Adjusted operating income (loss)(2):
   Jackpot Properties              $2,977    $3,080       $4,573     $5,301
   Ameristar Vicksburg              2,713     4,038        6,193      6,954
   Ameristar Council Bluffs         4,218     3,311        7,961      7,411
   The Reserve                     (4,816)      -         (7,259)       -
   Corporate and other             (2,391)   (2,328)      (4,695)    (4,571)
                                 --------  --------     --------   --------
     Consolidated operating income $2,701    $8,101       $6,773    $15,095
                                 ========  ========     ========   ========

Adjusted Operating income (loss) margins (2):
   Jackpot Properties                20.8%     21.7%        17.1%      20.0%
   Ameristar Vicksburg               16.6%     24.1%        18.8%      21.5%
   Ameristar Council Bluffs          17.6%     15.7%        16.5%      17.3%
   The Reserve                      (40.0%)     -  %       (35.6%)      -  %
     Consolidated operating
          income margin               4.0%     15.6%         5.3%      14.9%
                                 ========  ========     ========   ========

EBITDA (3)
   Jackpot Properties              $3,790    $3,820       $6,197     $6,661
   Ameristar Vicksburg              4,325     5,558        9,364     10,056
   Ameristar Council Bluffs         5,978     5,017       11,443     10,734
   The Reserve                     (3,057)      -         (4,605)       -
    Corporate and other            (2,309)   (2,143)      (4,530)    (4,284)
                                 --------  --------     --------   --------
       Consolidated EBITDA         $8,727   $12,252      $17,869    $23,167
                                 ========  ========     ========   ========

EBITDA Margins (3):
   Jackpot Properties                26.5%     27.0%        23.2%      25.1%
   Ameristar Vicksburg               26.4%     33.2%        28.4%      31.1%
   Ameristar Council Bluffs          24.9%     23.8%        23.8%      25.1%
   The Reserve                      (25.4%)     -  %       (22.6%)      -  %
      Consolidated EBITDA margin     13.1%     23.6%        13.9%      22.8%
                                 ========  ========     ========   ========

(see following page for footnotes)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(1) Cash flows are only calculated on a year-to-date basis.

(2) Adjusted operating income (loss) for the 1998 period is calculated before the write off of $10.6 million in preopening costs related to the opening of The Reserve on February 10, 1998.

(3) EBITDA consists of income from operations plus depreciation, amortization and preopening costs. EBITDA Margin is EBITDA as a percentage of net revenues. EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization. EBITDA should not be construed as an alternative to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company has significant uses of cash flows, including capital expenditures and debt principal repayments, that are not reflected in EBITDA. It should also be noted that not all gaming companies that report EBITDA information may calculate EBITDA in the same manner as the Company.


Summary of Operating Results

     Ameristar showed continuing overall growth in revenues for the three and six months ended June 30, 1998 compared to the same periods in 1997. Consolidated net revenues for the three months ended June 30, 1998 increased to $66.7 million compared to $52.0 million for the same quarter in 1997. Of this increase, $12.0 million came from operations at The Reserve and $2.7 million was generated by the Company's other properties. Revenues for the six months ended June 30, 1998 were $128.1 million compared to $101.6 million in 1997. Again, the majority of this increase was related to The Reserve with $20.4 million in revenues for the period and a $6.1 million increase in revenues from the existing properties.

     Income from operations for the quarter ended June 30, 1998 was $2.7 million compared to $8.1 million for the same quarter in 1997. Total operating expenses as a percentage of net revenues increased to 96.0 percent for the three months ended June 30, 1998 compared to 84.4 percent for the same period in 1997. For the six-month periods ended June 30, 1998 and 1997, total operating expenses as a percentage of net revenues before preopening costs were 94.7 percent and 85.1 percent, respectively. Income from operations before preopening costs for the six months ended June 30, 1998 was $6.8 million compared to $15.1 million for the same period in 1997. Loss from operations for the six months ended June 30, 1998 after preopening costs of $10.6 million was $3.8 million.

     Net loss for the quarter ended June 30, 1998 was $2.5 million compared to net income of $3.1 million for the same period in 1997. For the six months ended June 30, 1998, the net loss was $2.0 million before preopening costs and $9.1 million after preopening costs, compared to net income of $5.6 million for the first six months of 1997.

     Loss per share for the quarter ended June 30, 1998 was $0.12 compared to earnings per share of $0.15 for the same quarter in 1997. Loss per share before preopening costs was $0.10 and $0.45 after preopening costs for the first six months of 1998 compared to earnings per share of $0.27 for the first six months of 1997.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenues and Operating Income(Loss) by Property

     Net revenues for Ameristar Council Bluffs were $24.0 million for the quarter ended June 30, 1998, compared to $21.0 million for the same quarter in 1997, an increase of $3.0 million or 14.2 percent. For the six months ended June 30, 1998, net revenues were $48.1 million compared to $42.7 million for the same period in 1997, 12.7 percent increase. All revenue areas had increases for both the three and six months ended June 30, 1998 compared to 1997. Operating income increased by $0.9 million or 27.4 percent for the three months and $0.6 million or 7.4 percent for the six months ended June 30, 1998 compared to the same periods in 1997. Cost control measures instituted in the second quarter brought expenses into line with management's expectations for this property.

     The Jackpot Properties were relatively stable with revenues of $14.3 million and $26.7 million, respectively, for the three and six months ended June 30, 1998 compared to $14.2 million and $26.6 million, respectively, for the same periods in 1997. Operating income decreased to $3.0 million and $4.6 million, respectively, for the second quarter and six-month period ended June 30, 1998 compared to $3.1 million and $5.3 million for the same periods in 1997. The decline in operating income was the result of slightly higher costs in all areas and a lower table game win percentage which was partially offset by higher slot revenue.

     Ameristar Vicksburg continues to be the gaming revenue market leader in Warren County, Mississippi with net revenues of $16.4 million for the second quarter of 1998 and $32.9 million for the first six months of 1998 compared to $16.8 million and $32.3 million, respectively, for the same periods in 1997. Overall, the Warren County gaming revenues increased by approximately 6.0 percent for the first six months of 1998 compared to the same period in 1997. Operating income for the three and six months ended June 30, 1998 was $2.7 million and $6.2 million, respectively, compared to $4.0 million and $7.0 million in the same periods in 1997. This decrease was due primarily to slightly higher promotional costs and a lower table game hold percentage in 1998 as compared to the same period in 1997. In an effort to expand the market territory of Ameristar Vicksburg and encourage longer visits, the Company opened a 149-room hotel across from the main entrance to the casino on June 5, 1998. The hotel generated an average daily room rate of approximately $58 with an occupancy rate of 54.5 percent with limited advertising in its first month of operations.

     The Reserve, which opened on February 10, 1998, had net revenues of $12.0 million for the second quarter and $20.4 million for its first 140 days of operation. Operating loss before preopening costs of $10.6 million was $4.8 million and $7.3 million, respectively, for the three and six months ended June 30, 1998. While higher than anticipated, these losses are due to the normal inefficiencies associated with the opening of a new property and lower than expected revenues in the intensely competitive "locals" market in which The Reserve operates. Management is adjusting labor and other expenditures to levels that are appropriate for the current operational activity. Management is also reviewing promotional and advertising campaigns to enhance The Reserve's competitive position within the Henderson/Green Valley market. A new slot advertising campaign began on June 19, 1998 and the initial results have been positive for this property.

Consolidated Revenues and Expenses

     On a consolidated basis for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997, casino revenues increased $10.4 million or 24.0 percent, food and beverage revenues increased $4.3 million or 56.8 percent, and rooms revenues increased $1.3 million or 50.2 percent. On a consolidated basis for the six months ended June 30, 1998 compared to the six months ended June 30, 1997, casino revenues increased $19.6 million or
22.9 percent, food and beverage revenues increased $7.6 million  or
51.4  percent,  and rooms revenues increased $1.6 million  or  35.1 percent.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Casino expenses increased $11.2 million or 57.4 percent, food and beverage expenses increased $0.2 million or 3.1 percent, and rooms expenses increased $0.2 million or 28.8 percent for the quarter ended June 30, 1998 compared to the 1997 second quarter. For the six month period ended June 30, 1998 compared to the 1997 period, casino expenses increased $16.1 million or 41.2 percent, food and beverage expenses increased $2.8 million or 29.2 percent, and rooms expenses increased $0.6 million or 38.1 percent. A significant portion of the increases in revenues and expenses was the result of the commencement of operations at The Reserve on February 10, 1998.

     Selling, general and administrative expenses (including utilities and maintenance and business development) increased $6.5 million or 51.3 percent for the quarter ended June 30, 1998 compared to the same quarter of the prior year, due primarily to the commencement of operations at The Reserve, increased costs at Ameristar Council Bluffs and other costs associated with the Company's continued growth.

     Depreciation expenses for the second quarter of 1998 and first six months of 1998 increased primarily due to the inclusion of The Reserve facilities in the Company's depreciable asset base.

     Interest expense was $5.8 million and $10.1 million, respectively, net of capitalized interest of $0.1 million and $1.4 million, respectively, for the three and six months ended June 30, 1998, compared to $2.7 million and $5.9 million for the same periods in 1997. The increased interest expense relates primarily to increased debt incurred to finance construction of The Reserve and the cessation of capitalized interest for that project.

Liquidity and Capital Resources


     Cash flow provided by operations was $5.2 million for the six months ended June 30, 1998 compared to $13.0 million for the six months ended June 30, 1997. The Company had unrestricted cash of approximately $22.3 million as of June 30, 1998. The increase in cash resulted from a net increase in borrowings of $35.7 million for the period in 1998 that was offset by capital expenditures of $23.3 million related primarily to The Reserve, the Vicksburg hotel and other capital improvement projects and the negative operating cash flow for the quarter. The Company's current assets increased by approximately $13.1 million from December 31, 1997 to June 30, 1998, primarily resulting from an increase in cash on hand, income tax refund receivable, inventories and prepaid expenses. The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures primarily through bank debt and other debt financing.

     The Company's cash flow used in investing activities totaled $29.6 million for the six-month period ended June 30, 1998 compared to $15.3 million for the same period in 1997. This was primarily a result of increased capital expenditures related to the construction of The Reserve and the Vicksburg hotel.

     Cash flow provided by financing activities totaled $33.6 million for the six-month period ended June 30, 1998 compared to $4.2 million for the same period in 1997 as a result of additional borrowing on the Company's Revolving Credit Facility described below and less payment on outstanding debt.

     The Company maintains a $125 million revolving credit facility (the "Revolving Credit Facility") pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and Wells Fargo Bank, N.A. ("WFB") as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include AC Hotel Corp., a subsidiary of ACVI that owns the hotel at Ameristar Vicksburg, and a purchasing subsidiary. At June 30, 1998, the outstanding principal balance of the Revolving Credit Facility was $86.0 million.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

     Borrowings under the Revolving Credit Facility are designated by the Borrowers on a quarterly basis as either base rate or London Interbank Offered Rate ("LIBOR") borrowings. The interest rate generally is equal to WFB's per annum prime rate in effect from time to time or the per annum LIBOR, plus in each case an applicable margin determined by reference to the Borrowers' rolling four-quarter ratio of total funded debt to EBITDA (as defined below). The range of the base rate margin is from 0.25 percentage points to 2.25 percentage points, and the range of the LIBOR margin is from 1.50 percentage points to 3.50 percentage points. At June 30, 1998, the average interest rate applicable to Revolving Credit Facility borrowings was 8.9%.

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

     The Company and WFB have entered into a letter of understanding dated June 29, 1998, for the amendment of the Revolving Credit Facility effective June 30, 1998. The amendment will limit the maximum borrowings permitted under the Revolving Credit Facility to the lesser of the Borrowers' rolling four-quarter EBITDA multiplied by 2.75 and the Borrowers' total funded debt to not more than the Borrowers' rolling four-quarter EBITDA multiplied by a factor as follows: 5.25 commencing June 30, 1998;
5.50  commencing September 30, 1998; 5.25 commencing June 30, 1999;
4.75 commencing December 31, 1999; 4.50 commencing March 31, 2000; and 4.00 commencing September 30, 2000. The amendment also will increase the maximum base rate margin to 2.75% and the maximum
LIBOR margin to 4.00%. The amendment will decrease the rolling four-quarter gross fixed charge coverage ratio to 1.25 to

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1.0 until September 30, 1999. The amendment also will limit the Borrowers' aggregate capital expenditures in each year to an amount equal to 5% of their consolidated net revenue for the preceding year and will prohibit the Borrowers from incurring any additional secured indebtedness without the approval of the bank lenders.

     Although the amendment has not yet been completed as of the date of this report and no assurances can be given it will be completed, the Company believes it is likely that the lenders will approve the amendment as contemplated by the letter of understanding. As of June 30, 1998, the Company was in violation of certain of the financial covenants under the Revolving Credit Facility, but it was in compliance with all covenants under the Revolving Credit Facility as proposed to be amended. The lenders under the Revolving Credit Facility have not taken any steps to declare a default under the Revolving Credit Facility.

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

     The Senior Subordinated Notes will mature on August 1, 2004. Interest is payable semiannually on February 1 and August 1 at the per annum rate of 10.5%. The Senior Subordinated Notes and the Guarantees are not secured and are subordinate to all existing and future Senior Indebtedness (as defined), which includes the Revolving Credit Facility.

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

     The Indenture includes covenants that restrict the ability of Ameristar and the Restricted Subsidiaries (as defined and which includes all Guarantors) from incurring future Indebtedness (as defined); provided, however, that Ameristar or any Guarantor may incur Indebtedness if the incurrence thereof would not result in the Consolidated Coverage Ratio (as defined) being greater than 2.0 to 1.0 on a rolling four-quarter basis. As of June 30, 1998 Ameristar and the Restricted Subsidiaries Consolidated Coverage Ratio was less than 2.0 to 1.0 on a rolling four-quarter basis. The Indenture also permits Ameristar or a Restricted Subsidiary to incur Indebtedness without regard to the Consolidated Coverage Ratio test in certain circumstances, including borrowings of up to $140 million under the Revolving Credit Facility, as amended or replaced from time to time, up to $15.0 million in recourse furniture, fixtures and equipment financings, up to $7.5 million in borrowings for the construction of the hotel at Ameristar Vicksburg and up to $5.0 million of other Indebtedness.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The Company has constructed a 149-room hotel at Ameristar Vicksburg, which is expected to cost approximately $10.3 million, including capitalized construction period interest and preopening costs. The Company has obtained a nonrecourse loan facility for $7.5 million with a private lender for the purpose of funding a portion of the construction costs, with the balance to be provided out of operating cash flow. The loan matured July 31, 1998 and was extended to October 1998 and requires periodic interest payments at the rate of 15% per annum. The Company is required to pay a non-usage fee at the rate of 3% per annum on the undrawn loan balance, and draws are subject to the satisfaction of various conditions typically applicable to construction loans. The Company is currently seeking to obtain permanent financing to replace this loan prior to its maturity. As of June 30, 1998, the outstanding balance on the loan was $6.1 million.

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

     At June 30, 1998, the Company had other long-term indebtedness in an aggregate principal amount of $19.1 million, including $6.7 million in lease financing incurred during the first quarter of 1998 for slot equipment for The Reserve. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information relating to the Company's borrowings.

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

     Capital expenditures for the six months ended June 30, 1998 were approximately $30.0 million, including approximately $21.3 million relating to development of The Reserve, $5.3 million relating to the development of the Ameristar Vicksburg hotel and $3.4 million in other normal capital improvement projects. The Company funded these capital expenditures primarily from net cash provided by operating activities and borrowings.

     Among remaining capital expenditures anticipated for 1998, the Company intends to make capital expenditures of approximately $3.9 million in connection with the completion of Phase I of The Reserve and approximately $1.0 million in connection with the completion of the Ameristar Vicksburg hotel. Management believes that the above-described minimum capital expenditure requirements will be funded

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


from draws under the Revolving Credit Facility and the $7.5 million loan facility for the development of the Ameristar Vicksburg hotel, cash on hand, and operating cash flow.

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

Year 2000 Issues

     The Company has recently completed an initial evaluation of its material information technology infrastructure for Year 2000 issues (i.e., computer applications that use only two digits to identify a year and could produce erroneous results after 1999). This evaluation has included inquiries to the vendors of various hardware and software products. Most of the Company's information technology infrastructure is currently Year 2000 compliant, and the Company has received assurances that it believes to be reasonable from the vendors of material products used by the Company that their products will be Year 2000 compliant in advance of December 31, 1999. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations.

     The Company is currently in the process of evaluating material non-information technology for Year 2000 compliance. Based on the initial results of this evaluation, the Company has not identified any Year 2000 issues that it believes will materially adversely affect its results of operations or financial condition. The full evaluation will be completed by December 31, 1998.

     The Company and its results of operations and financial condition could be materially and adversely affected by a failure of one or more third parties with whom it does business to satisfactorily address and resolve Year 2000 issues on a timely basis. Although most of the goods and services used by the Company are available from multiple sources, no assurance can be given that the Company would be able to obtain necessary goods and services from alternative vendors or providers if it experiences difficulties in satisfying its requirements from its customary sources due to Year 2000 compliance problems. In addition, Year 2000 difficulties, if any, experienced by public utilities, the banking system, the postal system or other similar infrastructure enterprises could adversely affect the Company. However, the Company believes that the impact of any such problems on the Company generally would be the same as on other businesses in the same area or areas.


Recently Issued Accounting Pronouncements


     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of
Position   ("SOP")  No.  98-5  "Reporting  the   Costs   of   Start-up
Activities."  The

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998, and require that the costs associated with start-up activities (including preopening costs of casinos) be expensed as incurred.


Factors Affecting Forward-Looking Information

     This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans," or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company, including but not limited to uncertainties concerning operating cash flow in future periods, the Company's borrowing capacity under the Revolving Credit Facility and otherwise, the completion of the proposed amendment to the Revolving Credit Facility, the future operating performance of the Company's properties, particularly the recently opened The Reserve, the ability of the Company to commit to capital expenditure projects and the ability of the Company and its vendors and service providers to successfully and timely resolve Year 2000 issues. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Item 1.- Business - Cautionary Information Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.


ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES
       ABOUT MARKET RISK

     Not applicable.
      PART II.  OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. The Company's Annual Meeting of Stockholders was held on June 30, 1998.

     b. The following table shows the tabulation of votes for all matters put to vote at the Company's Annual Meeting of Shareholders.

                                                            Abstentions/
                                              Against/      Broker
Matters Put to Vote                 For       Withheld      Non-votes

Election of Class C Directors
     Craig H. Neilsen           20,186,297      18,035
     Warren E. McCain           20,187,222      20,710

The terms of the following directors have continued after the meeting:

Class  A  Directors (term expiring in 1999)
                            Larry A. Hodges and John R. Spina (1)
Class  B  Directors (term expiring in 2000)
                            Paul I. Corddry and Thomas M. Steinbauer

(1) Mr. Spina resigned as a director, officer and employee of the Company effective July 28, 1998.


ITEM 5.   OTHER INFORMATION

FUTURE STOCKHOLDER PROPOSALS
           Any stockholder proposal intended to be presented at the 1999 Annual Meeting of Stockholders in accordance with the procedures set forth in Rule 14a-8 of the Securities and Exchange Commission must be submitted sufficiently far in advance so that it is received by the Company not later than February 2, 1999. In the event that any stockholder proposal is presented at the 1999 Annual Meeting of Stockholders other than in accordance with the procedures set forth in Rule 14a-8, proxies solicited by the Company for such meeting will confer upon the proxy holders discretionary authority to vote on any matter so presented of which the Company does not have notice prior to April 16, 1999.


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

                                 AMERISTAR CASINOS, INC.
                                 Registrant



Date:  August 13, 1998           /s/Thomas Steinbauer
                                 Thomas Steinbauer
                                 Senior Vice President of Finance
                                 and Treasurer
                                 (Principal Financial Officer)