Form 10-Q
period 1998-09-30
AMERISTAR CASINOS INC
filed 1998-11-16
CIK 912145

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                             FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

As of November 13, 1998, 20,360,000 shares of Common Stock of the registrant were issued and outstanding.

                      AMERISTAR CASINOS, INC.
                             FORM 10-Q

                               INDEX

                                                           Page No.

Part I.  FINANCIAL INFORMATION

  Item 1.Financial Statements:

          A.   Condensed Consolidated Balance
               Sheets at September 30, 1998
               (unaudited) and December 31, 1997            3 - 4

          B.   Condensed Consolidated Statements
               of Operations (unaudited) for the
               three months and nine months ended
               September 30, 1998 and 1997                    5

          C.   Condensed Consolidated Statements
               of Cash Flows (unaudited) for the
               nine months ended September 30,
               1998 and 1997                                  6

          D.   Notes to Condensed Consolidated
               Financial Statements                         7 - 9

  Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       10 - 19

  Item 3.Quantitative and Qualitative Disclosures
          about
          Market Risk                                         19


Part II.  OTHER INFORMATION

  Item 6.Exhibits and Reports on Form 8-K                     20


SIGNATURE                                                     21



      PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

                              ASSETS

                                      September 30,     December 31,
                                           1998             1997
                                       -----------      -----------
                                        (Unaudited)

CURRENT ASSETS:

     Cash and cash equivalents             $22,204        $ 13,031

     Restricted cash                           140             153

     Accounts receivable, net                1,837           2,051

     Income tax refund receivable              350           2,103

     Inventories                             3,254           2,300

     Prepaid expenses                        6,467           4,125

     Deferred income taxes                   4,185           2,724
                                          --------         -------
          Total current assets              38,437          26,487

PROPERTY AND EQUIPMENT AND
  LEASEHOLD INTERESTS, at cost,
  less accumulated depreciation and
  amortization of $85,909 and
  $68,951, respectively                    298,476         282,168

PREOPENING COSTS                            -                6,820

EXCESS OF PURCHASE PRICE OVER FAIR
  MARKET VALUE OF NET ASSETS
  ACQUIRED                                  15,145          15,408

DEPOSITS AND OTHER ASSETS                    4,045           5,303
                                           -------         -------
                                          $356,103        $336,186
                                          ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                      September 30,     December 31,
                                           1998             1997
                                      -------------     ------------
                                        (Unaudited)

CURRENT LIABILITIES:

     Accounts payable                      $ 5,507        $  4,772
     Construction contracts payable          1,261          19,391
     Accrued liabilities                    26,739          21,549
     Current obligations under
       capitalized leases                    2,311             875
     Current maturities of notes
       payable and
       long-term debt                       11,417           5,635
                                           -------         -------
          Total current liabilities         47,235          52,222
                                           -------         -------
OBLIGATIONS UNDER CAPITALIZED
  LEASES, net of current
  maturities                                13,408           9,600
                                           -------         -------
NOTES PAYABLE AND LONG-TERM DEBT,
  net of current maturities                218,444         183,513
                                           -------         -------
DEFERRED INCOME TAXES                        6,624          10,212
                                           -------         -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par
       value:
       Authorized - 30,000,000
       shares
       Issued - None                          -                 -
     Common stock, $.01 par value:
       Authorized - 30,000,000 shares
       Issued and outstanding -
       20,360,000 shares                       204             204
     Additional paid-in capital             43,043          43,043
     Retained earnings                      27,145          37,392
                                           -------         -------
          Total stockholders'
            equity                          70,392          80,639
                                           -------         -------
                                          $356,103        $336,186
                                          ========        ========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMERISTAR CASINOS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                            (UNAUDITED)

                                       Three Months       Nine Months
                                   Ended September 30,Ended September 30,
                                      1998      1997    1998       1997
                                    -------   -------   -------   -------
REVENUES:
   Casino                           $55,988   $44,852  $161,212  $130,501
   Food and beverage                 12,277     8,186    34,765    23,037
   Rooms                              4,499     2,843    10,804     7,509
   Other                              2,682     2,247     7,284     6,221
                                    -------   -------   -------   -------
                                     75,446    58,128   214,065   167,268
   Less:  Promotional allowances      6,104     4,085    16,576    11,642
                                    -------   -------   -------   -------
       Net Revenues                  69,342    54,043   197,489   155,626
                                    -------   -------   -------   -------
OPERATING EXPENSES:
   Casino                            23,024    20,246    78,364    59,442
   Food and beverage                 11,699     4,977    23,949    14,462
   Rooms                              2,137       826     4,229     2,341
   General store                        604       617     1,603     1,647
   Other                              1,837     1,417     4,923     4,020
     Selling,  general  and
        administrative
                                     19,447    13,644    55,958    38,231
   Depreciation and amortization      6,147     3,977    17,243    12,049
   Preopening costs                    -         -       10,611      -
                                    -------   -------   -------   -------
       Total operating expenses      64,895    45,704   196,880   132,192
                                    -------   -------   -------   -------
Income from operations                4,447     8,339       609    23,434

OTHER INCOME (EXPENSE):
   Interest income                       86       100       302       267
   Interest expense                  (6,146)   (3,404)  (16,265)   (9,288)
   Other                                (62)      (22)       53      (571)
                                    -------   -------   -------   -------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM            (1,675)    5,013   (15,301)   13,842
   Income tax provision (benefit)      (537)    1,793    (5,049)    5,060
                                    -------   -------   -------   -------
INCOME BEFORE EXTRAORDINARY ITEM     (1,138)    3,220   (10,252)    8,782
   Extraordinary item-loss on
   early retirement of debt,
   net of applicable income
   tax benefit                          -        (673)      -        (673)
                                    -------   -------   -------    ------
NET INCOME (LOSS)                   $(1,138)  $ 2,547  $(10,252)  $ 8,109
                                    =======   =======   =======    ======
WEIGHTED AVERAGE SHARES OUTSTANDING  20,360    20,360    20,360    20,360
                                    =======   =======   =======    ======
EARNINGS (LOSS) PER SHARE:
    Basic  before extra-
       ordinary item               $  (0.06)   $ 0.16  $ (0.50)  $  0.43
                                    =======    ======  =======   =======
   Basic                           $  (0.06)   $ 0.13  $ (0.50)  $  0.40
                                    =======    ======  =======   =======
    Diluted before extra-
    ordinary item                  $  (0.06)   $ 0.16  $ (0.50)  $  0.43
                                    =======    ======  =======   =======
   Diluted                         $  (0.06)   $ 0.13  $ (0.50)  $  0.40
                                    =======    ======  =======   =======
The accompanying notes are an integral part of these condensed consolidated financial statements.


                AMERISTAR CASINOS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)

                            (UNAUDITED)

                                                  Nine Months
                                              Ended September 30,
                                                1998        1997
                                               -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $(10,252)     $8,109
                                               -------     -------
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization              17,243      12,049
     Extraordinary loss on early
       retirement of debt                         -          1,060
     Net loss on disposition of assets            -            468
     Deferred income taxes                      (5,049)      2,540
     Amortization of debt issue costs              494         251
     Increase in other current assets           (3,069)     (1,341)
     Decrease (Increase) in income tax
       refund receivable                         1,753      (2,578)
     Current tax payable                          -            (65)
     Increase (decrease) in other current
       liabilities                               5,924       2,558
                                               -------     -------
  Total adjustments                             17,296      14,942
                                               -------     -------
Net cash provided by operating activities        7,044      23,051
                                               -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                         (26,611)    (25,021)
  (Decrease) increase in construction
     contracts payable                         (18,130)      2,978
  Proceeds from sale of assets                    -            178
  Increase (decrease) in deposits and
     other non-current assets                    7,584      (5,780)
                                               -------     -------
Net cash used in investing activities          (37,157)    (27,645)
                                               -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable
     and long-term debt                         42,606     122,273
  Principal payments of notes payable, long-
     term debt and capitalized leases           (3,320)   (111,117)
                                               -------     -------
  Net cash provided by financing
     activities                                 39,286      11,156
                                               -------     -------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                               9,173       6,562

CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD                                        13,031      10,724
                                               -------     -------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $22,204     $17,286
                                               =======     =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the period for interest
     (net of amounts capitalized)              $18,064      $4,692
                                               =======     =======
  Cash paid for income taxes                   $   350      $4,760
                                               =======     =======
  Assets purchased with long-term debt         $   -        $1,424
                                               =======     =======
  Assets purchased with capitalized leases     $ 6,671      $3,481
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

     Certain reclassifications, having no effect on net income or loss, have been made to the prior period's condensed consolidated financial statements to conform to the current period's presentation.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


NOTE 2 - NOTES PAYABLE AND LONG-TERM DEBT

     In July 1997, the Company completed a refinancing of its long-term debt through a new $125 million Revolving Credit Facility (the "Revolving Credit Facility") and the sale of $100 million aggregate principal amount of 10-1/2% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes"). The Revolving Credit Facility was entered into on July 8, 1997, pursuant to a Credit Agreement among Ameristar, CPI, ACVI, ACCBI and ACLVI, a syndicate of banks and Wells Fargo Bank, National Association as Agent Bank ("WFB"), Arranger and Swingline Lender. The Company's prior bank credit facility (with a $94.5 million outstanding principal balance) was terminated and repaid upon the funding of the initial draw under the Revolving Credit Facility. The Senior Subordinated Notes were issued by Ameristar at par in a private placement. The net proceeds from the sale of the Senior Subordinated Notes were used to repay $82.4 million in borrowings and interest under the Revolving Credit Facility, $13.1 million in other indebtedness and $800,000 in loan fees for the Revolving Credit Facility.

     The Revolving Credit Facility will mature on June 30, 2003. Prior to maturity, the maximum principal available under the Revolving Credit Facility will reduce semiannually (commencing on July 1, 1999) by an aggregate of $50.0 million in increasing increments ranging from $2.5 million to $10.0 million. The Revolving Credit Facility is secured by substantially all the real and personal property of the Company. The balance on the Revolving Credit facility at September 30, 1998 was $90.0 million with a current interest rate of approximately 9.2%.

     The Company and WFB amended the Revolving Credit Facility effective June 30, 1998. The amendment limits the maximum borrowings permitted under the Revolving Credit Facility to the lesser of the Borrowers' rolling four-quarter EBITDA multiplied by
2.75 and the Borrowers' total funded debt to not more than the Borrowers' rolling four-quarter EBITDA multiplied by a factor as follows: 5.25 commencing June 30, 1998; 5.50 commencing September 30, 1998; 5.25 commencing June 30, 1999; 4.75 commencing December 31, 1999; 4.50 commencing March 31, 2000; and 4.00 commencing September 30, 2000. The amendment also increases the maximum base rate margin to 2.75% and the maximum LIBOR margin to 4.00%. The amendment decreases the rolling four-quarter gross fixed charge coverage ratio to 1.25 to 1.0 until September 30, 1999. The amendment also limits the Borrowers' aggregate capital expenditures in each year to an amount equal to 5% of their consolidated net revenue for the preceding year and will prohibit the Borrowers from incurring any additional secured indebtedness without the approval of the bank lenders.

     As of September 30, 1998, the Company was in compliance with all covenants under the Revolving Credit Facility as amended except the net worth covenant with actual tangible net worth of $55.2 million versus a requirement of $56.0 million under the Revolving Credit Facility for which a waiver will be sought.

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

     Notes payable and long-term debt at September 30, 1998 include notes issued to the former stockholders (the "Gem Stockholders") of Gem Gaming, Inc. ("Gem"), for merger consideration in connection with the October 9, 1996 acquisition of The Reserve. The outstanding balance of these notes payable at September 30, 1998 was $28.7 million.

     In August 1997, AC Hotel Corp. entered into a loan agreement providing for borrowings of up to $7.5 million for the purpose of funding a portion of the construction costs of a 150-room hotel at Ameristar Vicksburg. This nonrecourse loan from a private lender is secured by a deed of trust on the hotel and the underlying land senior in priority to the liens securing the Revolving Credit Facility. Borrowings under this loan bear interest at 15% per annum, payable in periodic installments. The loan was scheduled to mature in July 1998, but has been extended to November 30, 1998. The Company is required to pay a non-usage fee at the rate of 3% per annum on the undrawn loan balance, and draws are subject to the satisfaction of various conditions typically applicable to construction loans. The balance on this loan was $7.5 million at September 30, 1998. The Company is continuing its efforts to find permanent funding for the Vicksburg Hotel.

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

     Options to purchase 518,000 and 640,000 shares of common stock were outstanding at September 30, 1998 and 1997, respectively, at exercise prices of $3.56-$16.00 and $5.06-$16.00 as of September 30, 1998 and September 30, 1997, respectively. These options were not included in a pro forma computation of earnings per share assuming dilution because the options' exercise prices were greater than the average market price of the common shares during the respective periods presented.

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

     CPI owns and operates Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. ACVI owns and operates a riverboat-themed dockside casino (the "Vicksburg Casino") and related land-based facilities including a 150-room hotel that opened on June 5, 1998 (collectively, "Ameristar Vicksburg") in Vicksburg, Mississippi. ACCBI owns and operates a riverboat casino (the "Council Bluffs Casino") and related land-based hotel and other facilities (collectively, "Ameristar Council Bluffs") in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska. Ameristar Council Bluffs was opened in stages during 1996 and early 1997. The Council Bluffs Casino opened on January 19, 1996, and most of the land-based facilities opened during the second and fourth quarters of 1996. The land-based facilities were completed during the first quarter of 1997, with the opening of the steakhouse and the indoor swimming pool and spa. ACLVI owns and operates The Reserve, ("The Reserve") an African safari and big game reserve themed facility in the Henderson-Green Valley suburban area of Las Vegas, Nevada. The Reserve opened February 10, 1998.

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
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             Three months ended  Nine months ended
                               September 30,       September 30,
                             -----------------   -----------------
                               1998      1997      1998      1997
                             -------   -------   -------   -------
                                         (unaudited)

Consolidated cash flow
 information:
   Cash flow from operations  1,798    10,050     $7,043    $23,051
   Cash flow from investing  (7,602)  (12,314)   (37,157)   (27,645)
   Cash flow from financing   5,719     6,928     39,287     11,156

Net revenues:
   Jackpot Properties       $15,295   $15,267    $41,990    $41,819
   Ameristar Vicksburg       17,675    16,398     50,593     48,697
   Ameristar Council Bluff   24,409    22,378     72,552     65,110
   The Reserve               11,963      -        32,354       -
                            -------   -------    -------    -------
  Consolidated net revenues $69,342   $54,043   $197,489   $155,626
                            =======   =======    =======    =======
Adjusted operating income
 (loss)(1):
   Jackpot Properties       $ 3,661   $ 3,344    $ 8,234    $ 8,645
   Ameristar Vicksburg        3,380     3,195      9,573     10,149
   Ameristar Council Bluffs   4,707     3,844     12,668     11,255
   The Reserve               (4,838)      -      (12,097)       -
   Corporate and other       (2,463)   (2,044)    (7,158)    (6,615)
                            -------   -------    -------    -------
   Consolidated operating
       income               $ 4,447   $ 8,339    $11,220    $23,434
                            =======   =======    =======    =======
Adjusted operating income (loss) margins (1):
   Jackpot Properties         23.9%     21.9%     19.6%     20.7%
   Ameristar Vicksburg        19.1%     19.5%     18.9%     20.8%
   Ameristar Council Bluffs   19.3%     17.2%     17.5%     17.3%
   The Reserve               (40.4%)     -       (37.4%)     -
                            -------   -------    -------    -------
   Consolidated operating
       income margin           6.4%     15.4%      5.7%     15.1%
                            =======   =======    =======    =======
EBITDA (2)
   Jackpot Properties       $ 4,468    $ 4,088   $10,666    $10,749
   Ameristar Vicksburg        5,111      4,736    14,475     14,793
   Ameristar Council Bluffs   6,503      5,430    17,946     16,164
   The Reserve               (3,108)       -      (7,713)     -
    Corporate and other      (2,380)    (1,938)   (6,911)    (6,223)
                            -------    -------    ------     ------
      Consolidated EBITDA   $10,594    $12,316   $28,463    $35,483
                            =======    =======   =======    =======
EBITDA Margins (2):
   Jackpot Properties         29.2%     26.8%     25.4%     25.7%
   Ameristar Vicksburg        28.9%     28.9%     28.6%     30.4%
   Ameristar Council Bluffs   26.6%     24.3%     24.7%     24.8%
   The Reserve               (26.0%)      -      (23.8%)      -
                            -------    -------   -------   -------
Consolidated EBITDA margin    15.3%     22.8%     14.4%     22.8%
                            =======    =======   =======   =======
(see following page for footnotes)

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


Summary of Operating Results

     Ameristar showed continuing overall growth in revenues for the three and nine months ended September 30, 1998 compared to the same periods in 1997. Consolidated net revenues for the three months ended September 30, 1998 increased to $69.3 million compared to $54.0 million for the same quarter in 1997. Of this increase, $12.0 million came from operations at The Reserve and $3.3 million was generated by the Company's other properties. Revenues for the nine months ended September 30, 1998 were $197.5 million compared to $155.6 million in 1997. Again, the majority of this increase was related to The Reserve with $32.4 million in revenues for the period and a $9.5 million increase in revenues from the other properties.

     Income from operations for the quarter ended September 30, 1998 was $4.4 million compared to $8.3 million for the same quarter in 1997. Total operating expenses as a percentage of net revenues increased to 93.6 percent for the three months ended September 30, 1998 compared to 84.6 percent for the same period in 1997. For the nine-month periods ended September 30, 1998 and 1997, total operating expenses as a percentage of net revenues before preopening costs were 94.3 percent and 84.9 percent, respectively. Income from operations before preopening costs for the nine months ended September 30, 1998 was $11.2 million compared to $23.4 million for the same period in 1997. Income from operations for the nine months ended September 30, 1998 after preopening costs of $10.6 million was $0.6 million.

     Net loss for the quarter ended September 30, 1998 was $1.1 million compared to net income of $2.5 million for the same period in 1997. For the nine months ended September 30, 1998, the net loss was $3.1 million before preopening costs and $10.3 million after preopening costs, compared to net income of $8.1 million for the first nine months of 1997.

     Loss per share for the quarter ended September 30, 1998 was $0.06 compared to earnings per share of $0.16 before an extraordinary write off and $0.13 after that write off for the same quarter in 1997. Loss per share before preopening costs was $0.15 and $0.50 after preopening costs for the first nine months of 1998 compared to earnings per share of $0.43 before the extraordinary item and $0.40 after the extroardinary write off for the first nine months of 1997.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenues and Operating Income (Loss) by Property

     Net revenues for Ameristar Council Bluffs were $24.4 million for the quarter ended September 30, 1998, compared to $22.4 million for the same quarter in 1997, an increase of $2.0 million or 9.1 percent. For the nine months ended September 30, 1998, net revenues were $72.6 million compared to $65.1 million for the same period in 1997, an 11.4 percent increase. All revenue areas had increases for both the three and nine months ended September 30, 1998 compared to 1997. Operating income increased by $0.9 million or 22.5 percent for the three months and $1.4 million or 12.6 percent for the nine months ended September 30, 1998 compared to the same periods in 1997. Cost control measures instituted in the second quarter brought expenses into line with management's expectations for this property. The Council Bluffs market grew at a 10.5 percentage rate for the first nine months of 1998 compared to the same period in 1997.

     The Jackpot Properties were relatively stable with revenues of $15.3 million and $42.0 million, respectively, for the three and nine months ended September 30, 1998 compared to $15.3 million and $41.8 million, respectively, for the same periods in 1997. Operating income increased to $3.7 million in the third quarter of 1998 compared to $3.4 million for the same quarter in 1997. The increase in operating income for the third quarter was primarily a result of a greater proportion of slot revenue in the month of September as compared to the same month in 1997. For the nine-month period ended September 30, 1998 operating income decreased to $8.2 million compared to $8.6 million for the same periods in 1997. The decline in operating income was the result of slightly higher costs in all areas and a lower table game win percentage partially offset by higher slot revenue.

     Ameristar Vicksburg continues to be the gaming revenue market leader in Warren County, Mississippi with net revenues of $17.7 million for the third quarter of 1998 and $50.6 million for the first nine months of 1998 compared to $16.4 million and $48.7 million, respectively, for the same periods in 1997. Overall, the Warren County gaming revenues increased by approximately 3.5 percent for the first nine months of 1998 compared to the same period in 1997. Operating income for the three and nine months ended September 30, 1998 was $3.4 million and $9.6 million, respectively, compared to $3.2 million and $10.1 million in the same periods in 1997. The quarterly increase in revenue and operating income was due to higher slot volume. The decrease in the nine month revenue was due primarily to a lower table game hold percentage in 1998 compared to 1997. In an effort to expand the market territory of Ameristar Vicksburg and encourage longer visits, the Company opened a 150-room hotel across from the main entrance to the casino on June 5, 1998. The hotel generated an average daily room rate of approximately $59 with an occupancy rate of 66.2 percent with limited advertising in its first four months of operations.

     The Reserve, which opened on February 10, 1998, had net revenues of $12.0 million for the third quarter of 1998 and $32.4 million for its first 232 days of operation. Operating loss before preopening costs of $10.6 million was $4.8 million and $12.1 million, respectively, for the three and nine months ended September 30, 1998. While higher than anticipated, these losses are due to lower than expected revenues in the intensely competitive "locals" market in which The Reserve operates and the normal inefficiencies associated with the opening of a new property. Management is also reviewing promotional and advertising campaigns to enhance The Reserve's competitive position within the Henderson/Green Valley market, and subsequent to September 30, 1998, the property initiated a direct mail program that included a new cash back program and a direct mail bounce back program. A new slot advertising campaign began on June 19, 1998 and the results were positive for this property.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated Revenues and Expenses

     On a consolidated basis for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, casino revenues increased $11.1 million or 24.8 percent, food and beverage revenues increased $4.1 million or 50.0 percent, and rooms revenues increased $1.7 million or 58.2 percent. On a consolidated basis for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, casino revenues increased $30.7 million or 23.5 percent, food and beverage revenues increased $11.7 million or 50.9 percent, and rooms revenues increased $3.3 million or 43.9 percent.

     Casino expenses increased $2.8 million or 13.7 percent, food and beverage expenses increased $6.7 million or 135.1 percent, and rooms expenses increased $0.9 million or 103.1 percent for the quarter ended September 30, 1998 compared to the 1997 third quarter. For the nine-month period ended September 30, 1998 compared to the 1997 period, casino expenses increased $18.9 million or 31.8 percent, food and beverage expenses increased $9.5 million or 65.6 percent, and rooms expenses increased $1.4 million or 61.0 percent. A significant portion of the increases in revenues and expenses was the result of the commencement of operations at The Reserve on February 10, 1998 and the opening of the Vicksburg hotel on June 5, 1998.

     Selling, general and administrative expenses (including utilities and maintenance and business development) increased $6.3 million or 45.9 percent for the quarter ended September 30, 1998 and $18.2 million or 47.6 percent, for the comparable nine-month period, due primarily to the commencement of operations at The
Reserve  and  the  Vicksburg Hotel, increased  costs  at  Ameristar
Council Bluffs and other costs associated with the Company's continued growth.

     Depreciation expenses for the third quarter of 1998 and first nine months of 1998 increased primarily due to the inclusion of The Reserve facilities in the Company's depreciable asset base.

     Interest expense was $6.1 million and $16.3 million (net of capitalized interest of $1.3 million), respectively, for the three and nine months ended September 30, 1998, compared to $3.4 million and $9.3 million for the same periods in 1997. The increased interest expense relates primarily to increased debt incurred to finance construction of The Reserve and the cessation of capitalized interest for that project.

Liquidity and Capital Resources


     Cash flow provided by operations was $7.0 million for the nine months ended September 30, 1998 compared to $23.1 million for the nine months ended September 30, 1997. The Company had unrestricted cash of approximately $22.2 million as of September 30, 1998. The increase in cash resulted from a net increase in borrowings of $42.6 million for the period in 1998 that was offset by capital expenditures of $26.6 million related primarily to The Reserve, the Vicksburg hotel and other capital improvement projects and the negative operating cash flow for the quarter. The Company's current assets increased by approximately $12.0 million from December 31, 1997 to September 30, 1998, primarily resulting from an increase in cash on hand, inventories and prepaid expenses. The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures primarily through bank debt and other debt financing.

     The Company's cash flow used in investing activities totaled $37.2 million for the nine-month period ended September 30, 1998 compared to $27.6 million for the same period in 1997. This was


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


primarily a result of increased capital expenditures related to the construction of The Reserve and the Vicksburg hotel.

     Cash flow provided by financing activities totaled $39.3 million for the nine-month period ended September 30, 1998 compared to $11.2 million for the same period in 1997 as a result of additional borrowing on the Company's Revolving Credit Facility described below. The Company maintains a $125 million revolving credit facility (the "Revolving Credit Facility") pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and Wells Fargo Bank, N.A. ("WFB") as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include AC Hotel Corp., a subsidiary of ACVI that owns the hotel at Ameristar Vicksburg, and a purchasing subsidiary. At September 30, 1998, the outstanding principal balance of the Revolving Credit Facility was $90.0 million and available borrowing capacity would have been $500,000. The Revolving Credit Facility was amended effective June 30, 1998. The following description of the Revolving Credit Facility summarizes the terms of the Revolving Credit Facility as in effect prior to the amendment. Following that discussion is a summary of the amendment.

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

     Borrowings under the Revolving Credit Facility are designated by the Borrowers on a quarterly basis as either base rate or London Interbank Offered Rate ("LIBOR") borrowings. The interest rate generally is equal to WFB's per annum prime rate in effect from time to time or the per annum LIBOR, plus in each case an applicable margin determined by reference to the Borrowers' rolling four-quarter ratio of total funded debt to EBITDA (as defined below). The range of the base rate margin is from 0.25 percentage points to 2.25 percentage points, and the range of the LIBOR margin is from 1.50 percentage points to 3.50 percentage points. At
September 30, 1998, the average interest rate applicable to Revolving Credit Facility borrowings was 9.2%.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

     The Company and WFB amended the Revolving Credit Facility effective June 30, 1998. The amendment limits the maximum borrowings permitted under the Revolving Credit Facility to the lesser of the Borrowers' rolling four-quarter EBITDA multiplied by
2.75 and the Borrowers' total funded debt to not more than the Borrowers' rolling four-quarter EBITDA multiplied by a factor as follows: 5.25 commencing June 30, 1998; 5.50 commencing September 30, 1998; 5.25 commencing June 30, 1999; 4.75 commencing December 31, 1999; 4.50 commencing March 31, 2000; and 4.00 commencing September 30, 2000. The amendment also increases the maximum base rate margin to 2.75% and the maximum LIBOR margin to 4.00%. The amendment decreases the rolling four-quarter gross fixed charge coverage ratio to 1.25 to 1.0 until September 30, 1999. The amendment also limits the Borrowers' aggregate capital expenditures in each year to an amount equal to 5% of their consolidated net revenue for the preceding year and will prohibit the Borrowers from incurring any additional secured indebtedness without the approval of the bank lenders.

     As of September 30, 1998, the Company was in compliance with all covenants under the Revolving Credit Facility as amended except the net worth covenant with actual tangible net worth of $55.2 million versus a requirement of $56.0 million under the Revolving Credit Facility for which a waiver will be sought.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Subordinated  Notes  upon  a  Change of  Control  (as  defined)  of
Ameristar.   The Senior Subordinated Notes are not subject  to  any
mandatory redemption or sinking fund obligations.

     The Indenture includes covenants that restrict the ability of Ameristar and the Restricted Subsidiaries (as defined and which includes all Guarantors) from incurring future Indebtedness (as defined); provided, however, that Ameristar or any Guarantor may incur Indebtedness if the incurrence thereof would not result in the Consolidated Coverage Ratio (as defined) being greater than 2.0 to 1.0 on a rolling four-quarter basis. As of September 30, 1998 Ameristar and the Restricted Subsidiaries Consolidated Coverage Ratio was less than 2.0 to 1.0 on a rolling four-quarter basis. The Indenture also permits Ameristar or a Restricted Subsidiary to incur Indebtedness without regard to the Consolidated Coverage Ratio test in certain circumstances, including borrowings of up to $140 million under the Revolving Credit Facility, as amended or replaced from time to time, up to $15.0 million in recourse furniture, fixtures and equipment financings, up to $7.5 million in borrowings for the construction of the hotel at Ameristar Vicksburg and up to $5.0 million of other Indebtedness.

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

     The Company has constructed a 150-room hotel at Ameristar Vicksburg, which is expected to cost approximately $10.3 million, including capitalized construction period interest and preopening costs. The Company has obtained a nonrecourse loan facility for $7.5 million with a private lender for the purpose of funding a portion of the construction costs, with the balance to be provided out of operating cash flow. The loan matured July 31, 1998 and has been extended to November 30, 1998 and requires periodic interest payments at the rate of 15% per annum. The Company is required to pay a non-usage fee at the rate of 3% per annum on the undrawn loan balance, and draws are subject to the satisfaction of various conditions typically applicable to construction loans. The Company is currently seeking to obtain permanent financing to replace this loan prior to its maturity. As of September 30, 1998, the outstanding balance on the loan was $7.5 million.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     At September 30, 1998, the Company had other long-term indebtedness in an aggregate principal amount of $19.5 million, including $6.7 million in lease financing incurred during the first quarter of 1998 for slot equipment for The Reserve. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information relating to the Company's borrowings.

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

     Capital expenditures for the nine months ended September 30, 1998 were approximately $33.3 million, including approximately $20.9 million relating to development of The Reserve, $7.2 million relating to the development of the Ameristar Vicksburg hotel and $5.2 million in other normal capital improvement projects. The Company funded these capital expenditures primarily from net cash provided by operating activities and borrowings.

     The Company anticipates spending approximately $1.0 million on normal capital expenditures during the fourth quarter of 1998. Management is currently evaluating its proposed capital expenditures and the Company's ability to fund those expenditures as part of its 1999 budget process.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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


Recently Issued Accounting Pronouncements


     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-5 "Reporting the Costs of St-up Activities." The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998, and require that the costs associated with start-up activities (including preopening costs of casinos) be expensed as incurred.


Factors Affecting Forward-Looking Information

     This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans," or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company, including but not limited to uncertainties concerning operating cash flow in future periods, the Company's borrowing capacity under the Revolving Credit Facility and otherwise, the ability of the Company to obtain waivers of covenant and other requirements under the Revolving Credit Facility or other debt instruments, the future operating performance of the Company's properties, particularly the recently opened The Reserve, the ability of the Company to commit to capital expenditure projects and the ability of the Company and its vendors and service providers to successfully and timely resolve Year 2000 issues. Accordingly, actual results could differ materially from

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Item 1.- Business - Cautionary Information Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.


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

                                 AMERISTAR CASINOS, INC.
                                 Registrant



Date:  November 13, 1998           /s/Thomas Steinbauer
                                 Thomas Steinbauer
                                 Senior Vice President of Finance
and Treasurer
                                 (Principal Financial Officer)