Form 10-K405
period 1998-12-31
AMERISTAR CASINOS INC
filed 1999-03-31
CIK 912145

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

As of March 15, 1999, 20,360,000 shares of Common Stock of the registrant were issued and outstanding. The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 15, 1999 was approximately $7,979,100, based on the Nasdaq-NMS closing price for the registrant's Common Stock on such date.

Portions of the registrant's definitive Proxy Statement for its June 11, 1999 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

     This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans," or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Item 1.- Business - Cautionary Information Regarding Forward-Looking Statements" below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

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

     THE JACKPOT PROPERTIES - Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel & Casino ("The Horseshu"; and collectively with Cactus Petes, the "Jackpot Properties"), were the Company's first two casino-hotels and are located on U.S. Highway 93 in Jackpot, Nevada at the Idaho border.

     AMERISTAR VICKSBURG - Ameristar Casino Vicksburg is located in Vicksburg, Mississippi, one-quarter mile north of Interstate 20, the main east-west thoroughfare connecting Atlanta and Dallas, approximately 45 miles west of Jackson, Mississippi. Ameristar Vicksburg includes a permanently-moored, dockside casino (the "Vicksburg Casino") and related land-based facilities, including a 150-room hotel which opened in June 1998 (collectively, "Ameristar Vicksburg").

     AMERISTAR  COUNCIL BLUFFS - Ameristar Casino  Hotel  Council
Bluffs is located near the Nebraska Avenue exit on Interstate  29 in Council Bluffs, Iowa across the Missouri River from

      Omaha,  Nebraska.  Ameristar  Council  Bluffs  includes   a
cruising  riverboat  casino  (the "Council  Bluffs  Casino"),  an
Ameristar   hotel   and   other  related  land-based   facilities
(collectively, "Ameristar Council Bluffs").

     THE RESERVE - The Reserve Hotel Casino ("The Reserve"), featuring an African safari and big game reserve theme that includes statues of elephants, giraffes and other animals, opened on February 10, 1998 at the junction of Lake Mead Drive and Interstate 515 in Henderson, Nevada, a suburb of Las Vegas.

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

     The Company's properties emphasize slot machine play, and the Company periodically invests in new slot equipment to promote customer satisfaction and loyalty. Historically, slot revenues at each property have exceeded 65% of total gaming revenue. All of the Company's properties include table games such as blackjack, craps and roulette. In addition, Cactus Petes and Ameristar Vicksburg offer poker, the Jackpot Properties and The Reserve offer keno and sports book wagering and The Reserve offers bingo. The Company generally emphasizes competitive minimum and maximum betting limits based on each market.

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

     The Company's marketing strategy is to develop a loyal customer base by promoting the quality of the Company's gaming, leisure and entertainment amenities that emphasize high standards of service and customer satisfaction. The Company uses players clubs at each property to identify and retain preferred players and develop promotions and special events to encourage increased gaming activity by these customers. Ameristar has introduced the first self-comping players club to the Las Vegas market at The Reserve.

     The Company's marketing programs also include a number of promotions, designed primarily to increase the frequency of customer visits within local markets particularly tied to gaming activities, as well as tour and travel promotional packages in certain markets. The Company uses a variety of advertising media to market its properties, including print,

      television,  radio,  outdoor and internet  advertising  and direct mail promotions. The level of marketing and promotional efforts varies among properties based on competitive and seasonal factors in each market.

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

     The Company also seeks growth in its business through the expansion and improvement of its existing properties. Some restaurant and meeting room enhancements are currently under construction at The Reserve. In addition, Management in considering several projects for The Reserve, Ameristar Council Bluffs and Ameristar Vicksburg, but the Company has not committed to any of these projects as of the date of this Report. Management is currently evaluating the operating performance of each of the Company's properties, the anticipated relative costs and benefits of the projects under consideration, the availability of cash flow and debt financing to fund capital expenditures and competitive and other relevant factors.

     Management believes that the Company's long-term success in its current markets and expanding into new markets will depend in part on the Company's ability to distinguish its operations from those of its competitors. The Company's strategy of including quality non-gaming amenities in its facilities, such as lodging, dining and entertainment, is intended to provide these competitive distinctions. The scope of non-gaming amenities to be offered at existing properties and future expansion projects will be determined in part by competitive factors within a particular market and the nature of the Company's participation in a particular project. In addition, management believes the selection of attractive expansion markets and quality locations within those markets will continue to be important to the growth of the Company. In selecting expansion opportunities, the Company seeks a strong demographic market with a favorable competitive environment and a site in the market with an attractive, prominent location and ease of access that will support the size and scope of the Company's development plans.

     The timing, cost and scope of any expansion or capital improvement project of the Company will depend on, among other factors, the Company's operating cash flow and the resulting ability of the Company to apply operating cash flow to capital expenditures and to incur additional indebtedness under the Company's Revolving Credit Facility or other debt instruments. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

PROPERTY PROFILES

     The following table presents selected statistical and other information concerning the Company's properties as of March 15, 1999.

                                  AMERISTAR  AMERISTAR
             CACTUS       THE     VICKSBURG   COUNCIL      THE
              PETES    HORSESHU   (VICKSBURG,  BLUFFS    RESERVE
            (JACKPOT,  (JACKPOT,      MS)     (COUNCIL
               NV)        NV)                 BLUFFS,   (Henderson,
                                                IA)         NV)
OPENING
DATE          1956       1956     Feb. 1994  Jan. 1996  Feb. 1998

CASINO
SQUARE
FOOTAGE
(APPROX.)    25,000      3,500     35,000      28,500     41,500

SLOT
MACHINES       796        124       1,098      1,098      1,380

TABLE
GAMES          38          8         50          43         26

HOTEL
ROOMS          299        120        150       300(1)      224

NUMBER OF
RESTAURANTS    4/3        1/1        2/4        4/4        4/3
/BARS

RESTAURANT
/BAR
SEATING
CAPACITY     460/80     124/40     544/57      975/93   1,057/105

GUEST
PARKING
SPACES         908        226       1,058      1,441      1,900

OTHER       356-Seat   Keno;      364-Seat   Kids Quest Sports
AMENITIES   Showroom;  Swimming   Showroom;  Children's Book;
            Sports     Pool;      Gift Shop  Activity   Keno;
            Book;      General               Center(2); Swimming
            Keno;      Store;                Meeting    Pool;
            Meeting    Service               Space;     Bingo;
            Space;     Station               Indoor     Gift Shop
            Swimming                         Swimming
            Pool;                            Pool &
            Gift                             Spa; Gift
            Shop;                            Shop;
            Amusement                        Amusement
            Arcade                           Arcade

OPERATING  Cactus      CPI       Ameristar   Ameristar  Ameristar
SUBSIDIARY Pete's,               Casino      Casino     Casino
OR         Inc.                  Vicksburg,  Council    Las
SUBSIDI- ("CPI")                 Inc.        Bluffs,    Vegas,
ARIES                            ("ACVI")    Inc.       Inc.
                                 and AC      ("ACCBI")  ("ACLVI")
                                 Hotel
                                 Corp.(3)

(1) Includes a full service 160-room Ameristar hotel owned and operated by the Company and a limited service 140-room Holiday
  Inn Suites Hotel owned and operated by a third party under a ground lease from the Company.

(2)  Operated by a third party.

(3) AC Hotel Corp., a wholly owned subsidiary of ACVI, owns the hotel at Ameristar Vicksburg.

      THE JACKPOT PROPERTIES

     The Jackpot Properties, which have been operating since 1956, have been designed and developed and are marketed to appeal to three separate markets: budget, quality and luxury. The Company sets its prices for hotel rooms, food and other non-gaming amenities at levels that are affordable to its separate customer bases. The Company's objective is to be perceived by its customers as providing good value and high quality for the price charged. Cactus Petes is promoted by the Company as a destination resort primarily in the northwestern United States and southwestern Canada. The Jackpot Properties are open 24 hours a day, seven days a week.

     Cactus Petes completed a major expansion project in 1991. Since 1993, Cactus Petes has annually received a Four Diamond rating from the AAA, the highest rating currently awarded to any Nevada hotel. The Horseshu Hotel has a Three Diamond rating from the AAA. The food and beverage operations at the Jackpot Properties include a buffet, a fine dining restaurant, a 24-hour casual dining restaurant, a coffee shop and a snack bar, a showroom that features nationally known entertainment, and cocktail lounges with entertainment.

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

     Competition. The Company has developed a dominant share of the market capacity in Jackpot. The Jackpot Properties compete with four other hotels and motels (three of which also have casinos). As of March 15, 1999, the Jackpot Properties accounted for approximately 55% of the lodging rooms, 55% of the slot machines and 77% of the table games in Jackpot. Management believes Cactus Petes offers a more attractive environment and a broader and higher quality range of gaming and leisure activities than those of its competitors. Some additional or renovated facilities have been introduced in Jackpot by the Company's competitors since early 1995. The Company is not aware of any additional expansion plans by existing competitors in Jackpot.

     At least two casinos with video lottery terminals similar to slot machines are operated on Native American land in Idaho, including one with approximately 200 VLT machines near

      Pocatello that has been in operation for approximately four years. Casino gaming began on Native American lands in both western Washington and northeast Oregon in 1995, and casinos also operate in Alberta, Canada. See "Item 1. - Business - Cautionary Information Regarding Forward-Looking Statements - Competition - The Jackpot Properties."

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

     The   permanently  moored,  dockside  Vicksburg  Casino   is
approximately 315 feet long and approximately 120 feet wide. Due to the width of the Vicksburg Casino, the casino, restaurants and showroom have the spacious feel of a land-based facility. The Vicksburg Casino has three levels, which are connected by escalators and elevators. The casino is on the bottom and middle levels and has wide aisles with an open feel that provides a comfortable and inviting atmosphere. The Vicksburg Casino has entrances on both the lower and middle levels, with the lower-level entrance providing access from valet parking and the middle-level entrance providing access from the self-parking area. The Vicksburg Casino is open 24 hours a day, seven days a week.

     The Vicksburg Casino has two restaurants, four bars (one of which offers live cabaret-style entertainment) and a showroom (which is used on an intermittent basis for entertainment and players club promotions). Ameristar Vicksburg also includes the Delta Point River Restaurant situated on a bluff overlooking the Vicksburg Casino. This restaurant was closed in January 1998. At that time, the Company intended to renovate and reopen the restaurant. However, Management is considering other alternatives, including leasing the restaurant to a third party.

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

     As part of a long-term plan to enhance Ameristar Vicksburg, the Company acquired 18 acres across from the main entrance to the Vicksburg Casino for the future development of additional improvements. The Company constructed a 150-room hotel on a portion of this parcel which opened in June 1998. The Delta Point Inn, a 54-room budget motel that pre-existed the development of Ameristar Vicksburg, was taken out of service and demolished in

      connection with this expansion. The development cost of the hotel was approximately $10.3 million, including capitalized construction period interest. Management funded a substantial portion of these development costs out of draws under a $7.5 million short-term loan facility, with the balance being funded out of operating cash flow. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Market. The primary market for Ameristar Vicksburg is residents of the Jackson and Vicksburg, Mississippi and Monroe, Louisiana areas; tourists coming to Vicksburg primarily to visit the Vicksburg National Military Park; and other traffic traveling on Interstate 20, a major east-west thoroughfare that connects Atlanta and Dallas.

     Vicksburg, with a population of approximately 30,000 persons, is located 45 miles west of Jackson, the capital of Mississippi. According to the 1990 U.S. Census, the Jackson and Vicksburg metropolitan areas had a total population of approximately 440,000 persons. Approximately 800,000 people live within Ameristar Vicksburg's 17-county primary market area. The Vicksburg National Military Park, located within three miles of Ameristar Vicksburg, draws approximately 900,000 registered visitors a year. Interstate 20 (which connects Atlanta and Dallas) passes directly through Vicksburg. According to the Mississippi Department of Transportation, approximately 7.3 million vehicles drove across the Interstate 20 bridge at Vicksburg during 1998. As of March 15, 1999, Vicksburg had approximately 1,802 lodging rooms. The Vicksburg Chamber of Commerce has estimated that the 1998 average hotel occupancy rate in Vicksburg was approximately 70%. Gaming revenues in Warren County, Mississippi for the 52 weeks ended December 19, 1998, were approximately $202.2 million.

     Competition. Ameristar Vicksburg is subject to competition from three local competitors, from casinos in Shreveport and Bossier City, Louisiana, and from a Native American casino in Philadelphia, Mississippi. Ameristar Vicksburg has approximately 1,402 gaming positions or 32.8% of the total number of positions in Warren County. Based on available data, Ameristar Vicksburg is currently the market leader in Warren County and generated gaming revenues in 1997 and 1998 representing approximately 32.9% and 31.5%, respectively, of the total market gaming revenues. Management attributes Ameristar Vicksburg's leading market share position to the effectiveness of the Company's marketing and promotional strategy, the property's proximity to and visibility from Interstate 20, its ease of access, the size and design of the facility and the range and quality of the amenities offered.

     Several potential gaming sites still exist in Warren County and Vicksburg and from time to time potential competitors propose the development of additional casinos in or near Vicksburg. The Company is involved in legal proceedings in which it is alleged that the Company and certain other parties engaged in conduct to oppose the development of a casino between Vicksburg and Jackson in violation of Mississippi's antitrust and gaming regulatory laws. See "Item 1. - Business - Cautionary Information Regarding Forward-Looking Statements - Competition - Ameristar Vicksburg." and "Item 3. - Legal Proceedings."

AMERISTAR COUNCIL BLUFFS

     The Company opened Ameristar Council Bluffs in January 1996 under one of three gaming licenses currently issued for Pottawattamie County, Iowa. On the bank of the Missouri River across from Omaha, Nebraska, Ameristar Council Bluffs is adjacent to the Nebraska Avenue exit on Interstate 29 immediately north of the junction of Interstate 29 and Interstate 80. The Company designed Ameristar Council Bluffs as a destination resort intended to serve as an entertainment centerpiece of the region. Ameristar Council Bluffs features architecture reminiscent of a gateway river town in the late 1800s. The design complements existing characteristics of Council Bluffs while giving the facility  its  own  distinctive  personality.  Ameristar  Council
Bluffs opened in stages during 1996 and early 1997. The approximately 50-acre Ameristar Council Bluffs site is large enough to accommodate future land-based expansion under consideration by the Company. See "Item 7. - Management's' Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Council Bluffs Casino is an approximately 40,000 square foot, two-level riverboat measuring 272 feet long by 98 feet wide. By building the vessel with only two levels that have high ceilings and making it 98 feet wide, the casino has the spacious feel of a land-based facility. Both levels of the riverboat are connected by escalators and an elevator. The casino is open 24 hours a day, seven days a week and is required to make a two-hour cruise a minimum of 100 days within the "excursion season," which is defined as April 1 through October 31. If the riverboat fails to satisfy this cruising requirement, it will not be allowed to operate during the balance of the year. However, the Company believes that the Iowa Racing and Gaming Commission would grant a release from this requirement should dangerous cruising conditions preclude the riverboat from making the minimum number of cruises.

     Guests enter the riverboat from shore via an enclosed ramp from the 68,000-square foot Main Street Pavilion. The Main Street Pavilion is a self-contained complex featuring an Ameristar hotel, restaurants and entertainment options for children and adults. The interior of the Pavilion is designed to replicate a Victorian-era main street. The main level of the Pavilion includes a buffet, a 24-hour casual dining restaurant, a steak house and a sports bar cabaret, all of which are operated by the Company. Rising above the Pavilion is a five-story, 160-room, full-service Ameristar hotel that offers a panoramic view of the Missouri River and the Council Bluffs Casino. The Main Street Pavilion also includes a children's activity center operated by New Horizon Kids Quest, Inc. and owned by a joint venture between that company and Ameristar Council Bluffs.

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

     Market. Council Bluffs has a population of approximately 54,300 people. Council Bluffs forms part of the greater Omaha, Nebraska/Council Bluffs, Iowa metropolitan area, which according to the 1990 U.S. Census had a population of approximately 640,000. Approximately 1.1 million people live within a 50-mile radius, and approximately 1.6 million people live within a 100-mile radius, of Council Bluffs. The median household income of the greater metropolitan area is approximately $40,000, with an unemployment rate of approximately 2.1%. Based on available data, Council Bluffs is currently the strongest gaming market in Iowa. Gaming revenues in Pottawattamie County, Iowa for the 12 months ended February 28, 1999, were $297.4 million, an increase of $25.2 million over the prior 12-month period.

     Competition. Three gaming licenses have been issued for Pottawattamie County, Iowa to Iowa West Racing Association. ACCBI operates the Council Bluffs Casino pursuant to an operating agreement with Iowa West Racing Association. The other casinos operating under these licenses are Harveys Casino Resorts ("Harveys"), which operates a riverboat casino in close proximity to Ameristar Council Bluffs, and Bluffs Run, a year-round dog track owned by Iowa West Racing Association that has a gaming license limited to the operation of reel-style and video slot machines that meet the definition of "games of chance" under the Iowa statutes. Bluffs Run, which opened in March 1995, has approximately 1,200 slot machines, a restaurant, buffet and lounge entertainment. The Company believes that Bluffs Run will continue to provide significant competition due to its advantage of being the only land-based facility in the market.

     Management believes Harveys also provides serious competition for Ameristar Council Bluffs. The Harveys casino opened on January 1, 1996, and substantially all the other Harveys facilities opened in May 1996, except for a restaurant that opened in May 1997.

     The average monthly market share of gaming revenues of Ameristar Council Bluffs was approximately 28.9% during March 1998 through February 1999, approximately 7.3 and 6.1 percentage points behind Bluffs Run and Harveys, respectively. See also "Item 1. - Business - Cautionary Information Regarding Forward-Looking Statements - Competition - Ameristar Council Bluffs."

THE RESERVE

     The Reserve, featuring an African safari and big game reserve theme that includes statues of elephants, giraffes and other animals, opened on February 10, 1998, at the southeast corner of the junction of Lake Mead Drive and Interstate 515 in Henderson, Nevada. The Company acquired The Reserve under construction on October 9, 1996. In connection with the acquisition, the Company redesigned The Reserve to expand and enhance the project.

     The Reserve, which is open 24 hours a day, seven days a week, includes approximately 42,000 square feet of casino space (with approximately 1,380 slot machines and approximately 26 table games), 224 hotel rooms, four restaurants (a buffet, a 24-hour casual dining restaurant, a steak house and an Italian restaurant), three bars and lounges, a sports book, keno, bingo, approximately 1,900 surface parking spaces, back-of-house facilities and a

        swimming  pool. The Company is currently  remodeling  the
Italian restaurant, expanding the 24-hour casual dining restaurant and adding two fast food outlets. Meeting rooms are also being added. The food and beverage operations and back-of-house facilities will support future expansion of The Reserve.

     The Company's total acquisition and construction budget for The Reserve, including capitalized construction period interest, preopening costs, design costs (including those for a contemplated Phase II addition) and acquisition costs was $135.0 million. The ultimate master plan has been designed for phased expansions of the gaming areas, additional hotel towers, multi-level parking, and other amenities such as additional restaurants. However, the Company currently does not have any plans for further expansion of The Reserve. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information concerning the potential expansion of The Reserve.

     Market. The gaming market in the greater metropolitan Las Vegas area includes segments for local residents and visitors, and both segments of this market are subject to intense and dynamic competition. The Reserve competes primarily for local customers in the Henderson-Green Valley suburban community. The Company also markets The Reserve to visitors, including persons driving to and from Arizona via Interstate 515, persons driving between California and Lake Mead and other visitors to the Las Vegas area who desire lodging in Henderson-Green Valley.

     The Las Vegas metropolitan area was the fastest growing metropolitan area, and Henderson was the fastest growing city in the United States during the first half of the 1990s, with population increases of 26% and 57%, respectively. According to the 1998 Las Vegas Perspective, the population of Clark County increased by 6.1% from 1996 to 1997 and the population of Henderson increased by 12.0% for the same period. In February 1997, the Nevada State Demographer's Office estimated the population of Clark County, Nevada was 1.1 million, and the population of Henderson and Boulder City (a community south of Henderson) was 144,800. The Henderson Building Department reports that building permits were issued in 1998 for 6,286 new single and multi-family residential housing units in Henderson. According to the Nevada Department of Transportation, approximately 110,000 vehicles per day currently pass through the junction of Interstate 515 and Lake Mead Drive, the site of The Reserve. No assurance can be given that the Las Vegas metropolitan area and Henderson-Green Valley will continue to experience population growth or that growth will continue for any particular period of time or at the same rates as in the recent past.

     Competition. In June 1997, Station Casinos, Inc. opened Sunset Station, a casino-hotel approximately 3.5 miles north of The Reserve site along Interstate 515. There are two other large local-market casino hotels within 11 miles of The Reserve. Management believes that additional competing casino-hotels will be developed in Henderson-Green Valley, and plans have been announced for the development of two casino-hotels within a 3.5 mile radius of The Reserve. In addition, The Reserve competes to a lesser extent with a number of small, limited service casinos that currently operate within a five-mile radius. Additional competition in this

      area  is anticipated over time. See "Item 1. -  Business  -
Cautionary  Information  Regarding Forward-Looking  Statements  -
Competition - The Reserve."

EMPLOYEES

     As of March 15, 1999, the Company employed approximately 3,897 full-time employees and 329 part-time employees. None of the Company's current employees is employed pursuant to collective bargaining or other union arrangements. Management believes its employee relations are good.

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

     The Jackpot Properties. In addition to local casinos, the Jackpot Properties are subject to existing and potentially expanded competition from casinos in other portions of the Pacific Northwest, including existing casinos on Native American lands near Pocatello, Idaho and in western Washington, northeastern Oregon and Alberta, Canada. Management believes that the currently operating casinos in the outer market negatively impacted the performance of the Jackpot Properties beginning in 1996. Although the Company responded to the increased competition by renovating its slot equipment at the Jackpot Properties, remodeling the casino at The Horseshu and increasing marketing efforts, which steps management believes have demonstrated initial success, no assurances can be given with respect to the future competitive effects on the Jackpot Properties of these casinos.

     The expansion of casino gaming on Native American lands in southern Idaho, eastern Oregon or eastern Washington could have a material adverse effect on the Jackpot Properties and the
Company. Notwithstanding a 1992 Idaho constitutional amendment that prohibits all forms of casino gaming and the Indian Gaming Regulatory Act of 1988 ("IGRA"), which restricts gaming operations on Native American land to those allowed under state law, video lottery terminal ("VLT") casinos, including the one near Pocatello, are currently being operated on Native American lands in Idaho. While these VLT casinos may be in violation of

      IGRA,   federal  officials   have   not   taken   any
enforcement action against these operations. The failure of the federal government to take such enforcement action could lead to the expansion of casino gaming on Native American lands in Idaho. The Shoshone-Paiute Tribes recently signed a compact with the governor which had a declaratory judgment to determine what forms of gaming are legal. The compact was not ratified by the legislature. However, the U.S. attorney has indicated in written correspondence to the legislature that she will begin pursuing legal action against the tribes.

     Increased competition in Jackpot resulting from the renovation or expansion of existing casinos or the development of new casinos, none of which are currently contemplated by any party to the knowledge of the Company, could also have a material adverse effect on the Jackpot Properties and the Company.

     Ameristar Vicksburg. Ameristar Vicksburg is subject to competition from three local competitors, from casinos in
Shreveport and Bossier City, Louisiana, and from a Native American casino in Philadelphia, Mississippi. Due to the intensity of competition in the Vicksburg market, Ameristar Vicksburg's business to date has been dependent upon continuous and aggressive marketing and promotional efforts. Management believes that competition from the casinos in Shreveport and
Bossier   City,  Louisiana  and  Philadelphia,  Mississippi   has
resulted in a recent shrinkage in the territorial size of the Vicksburg gaming market.

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

     In addition, the Company is aware of potential sites on the Big Black River near Interstate 20 between Jackson and Vicksburg, which, if developed, would provide a significant competitive advantage over Ameristar Vicksburg and other gaming operations in Warren County due to their closer proximity to Jackson. However, there currently is no exit off Interstate 20 in the vicinity of these sites, the area surrounding these sites is undeveloped and lacks any infrastructure and these sites may not meet the navigable waterway requirements of Mississippi law for the development of a casino. In December 1996, the Mississippi Gaming Commission rejected an application for the development of a casino at one of these sites, which denial was appealed by an adjoining landowner and the license applicant. In December 1997, a Mississippi circuit court issued an order reversing the decision of the Mississippi Gaming Commission and remanded the application to the Mississippi Gaming Commission for further proceedings. The Mississippi Gaming Commission has appealed this court order. In addition, the Company is involved in legal proceedings in which it is alleged that the Company and certain other parties engaged in conduct to oppose this application in violation of Mississippi's antitrust and gaming regulatory laws. See "Item 3. - Legal Proceedings." The development of a casino on the Big Black River likely would have a material adverse effect on Ameristar Vicksburg and the Company.

           If Mississippi law were amended to permit gaming
in Jackson, the development of one or more casinos there would materially impact Ameristar Vicksburg and the Company. Management is not aware of any current proposals that would permit such an expansion of gaming in Mississippi.

     Ameristar Council Bluffs. Ameristar Council Bluffs currently competes in Council Bluffs with two other casinos. One of these casinos, at the Bluffs Run dog-racing track, has a significant competitive advantage as a land-based facility and has been the local market leader in gaming revenues each month through October 1998, despite operating under a license that limits its gaming operations to reel-style and video slot machines that meet the definition of "games of change". Management believes that the other competitor in Council Bluffs, a riverboat casino operated by Harveys Casino Resorts, also provides and will continue to provide serious competition for Ameristar Council Bluffs.

     In September 1998, the Iowa Racing and Gaming Commission passed a regulation limiting the number of gaming licenses in the State of Iowa to those currently issued. Unless legislative action is taken to overrule or modify that regulation, there will be no more licenses granted in the State of Iowa.

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

     The Reserve. In June 1997, Station Casinos, Inc. opened Sunset Station, a casino-hotel approximately 3.5 miles north of The Reserve along Interstate 515. Sunset Station is larger than The Reserve, and Station Casinos, Inc. has operated casinos aimed at local Las Vegas residents for many years. Two other large local-market casino hotels are located within 11 miles of The Reserve. Plans have also been announced for the development of a casino-hotel approximately 3.5 miles west of The Reserve, near the junction of Green Valley Parkway and Lake Mead Drive.

     Management is aware of several sites in Henderson-Green Valley that have been zoned for casino-hotel and believes it is likely additional casino resorts ultimately will be developed in Henderson-Green Valley and other portions of the southeastern Las Vegas metropolitan area. To date, no meaningful announcements have been made related to any future casino development in the immediate market in which The Reserve operates.

     Interstate 215 is expected to be extended from the West to intersect Interstate 515 adjacent to The Reserve. This interchange is currently in the design stages, and the design is expected to affect The Reserve. In addition, construction of Interstate 215 which is currently ongoing, has affected and will continue to affect traffic flow on Lake Mead Drive.

SUBSTANTIAL LEVERAGE AND ABILITY TO SATISFY DEBT OBLIGATIONS

     The Company has substantial fixed debt service in addition to operating expenses. Such indebtedness requires substantial annual debt-service payments, including some principal payments. The degree to which the Company is leveraged could have important consequences to the holders of its securities, including the following: (i) the Company's ability to make scheduled payments of principal of, or premium (if any) or interest on, or to refinance, its indebtedness may be impaired, (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be impaired, (iii) the Company's flexibility in planning for or reacting to changes in market conditions may be limited and
(iv) the Company may be vulnerable in the event of a downturn in its business. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Company's principal long-term debt instruments contain, and future long-term debt instruments may contain, certain restrictive covenants including, among other things, limitations on the ability of the Company to incur additional indebtedness, to create liens and other encumbrances, to make certain payments and investments, to enter into transactions with affiliates to sell or otherwise dispose of assets and to merge or consolidate with another entity. Although the covenants are subject to various exceptions that are intended to allow the Company to operate without undue restraint in certain anticipated circumstances, there can be no assurance that such covenants will not adversely affect the Company's ability to finance future operations or capital needs or to engage in other activities that may be in the interest of the Company. In addition, the Company's long-term debt requires it to maintain certain financial ratios and future credit facilities may contain similar restrictions. The Company's ability to comply with such provisions will be dependent upon its future performance, which will be affected by prevailing economic conditions and financial, business, competitive, regulatory and other factors, many of which are beyond the Company's control. Accordingly, no assurance can be given that the Company will maintain a level of operating cash flow that will permit it to service its obligations and to satisfy applicable financial covenants. A breach of any of these covenants or the inability of the Company to comply with the required financial ratios could result in an inability to obtain additional borrowings, and thereby limit the Company's ability to improve or expand its existing properties or to develop new properties, under existing debt facilities or a default under one or more of the Company's long-term debt instruments.

CONSTRUCTION AND DEVELOPMENT RISKS; RISKS OF NEW VENTURES

     General Construction and Development Risks. Construction and expansion projects under consideration for the Company's properties entail significant risks, including shortages of materials (including slot machines or other gaming equipment) or skilled labor, unforeseen construction scheduling, engineering, environmental or geological problems, work stoppages, weather interference, floods, fires, other casualty losses, and unanticipated cost increases. The anticipated costs and construction periods for construction projects of the Company are based upon budgets, conceptual design documents and construction schedule estimates prepared by

      the  Company  in  consultation  with  its  architects   and
contractors, and no assurance can be given that any project will be completed on time, if at all, or on budget or that the Company will be able to fund any budget overrun amounts. Variances in construction time periods or budgets could be substantial. The completion date of any construction project of the Company may differ significantly from initial expectations for construction-related or other reasons.

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

     Construction Dependent upon Available Financing and Operations. The availability of funds under the Company's principal credit facility at any time is dependent upon the amount of EBITDA (as defined) of Ameristar and its principal subsidiaries during the preceding four full fiscal quarters. Since the future operating performance of the Company will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond the control of the Company, no assurances can be given with respect to the level of the Company's future consolidated EBITDA or the resulting availability of operating cash flow or borrowing capacity of the Company to undertake or complete future construction projects. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Risks of Cost Overruns. The cost of any construction project undertaken by the Company may vary significantly from initial current expectations, and the Company may have a limited amount of capital resources to fund cost overruns on any project. If the Company cannot finance such cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate cash flow from operations or other financing is available.

     General Risks of New Ventures. As a result of operating risks, including those described in this section, and other risks associated with a new venture, there can be no assurance that, once completed, any development project will increase the Company's operating profits or operating cash flow.

CONTROL  BY CURRENT STOCKHOLDER AND EFFECTS OF CHANGE IN CONTROL;
DEPENDENCE ON KEY PERSONNEL

     Craig H. Neilsen, the Company's president and chief executive officer, owns approximately 86.9% of the outstanding shares of Common Stock of Ameristar. As a result, Mr. Neilsen has the power to control the management and daily operations of the Company. The Company is dependent on the continued performance of Mr. Neilsen and his management team. The loss of the services of Mr. Neilsen or any other executive officer of the Company may have a material adverse effect on the Company. In addition, the death of Mr. Neilsen could result in the need for his estate, heirs or devisees to sell a substantial number of shares of

      the  Common  Stock to obtain funds to pay  inheritance  tax
liabilities.   Certain changes in control of  the  Company  could
result in the acceleration of the Company's principal long-term credit facilities.

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

GAMING LICENSING AND REGULATION

     The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The States of Iowa, Mississippi and Nevada and the applicable local authorities require various licenses, findings of suitability, registrations, permits and approvals to be held by the Company and its subsidiaries. The Iowa Racing and Gaming Commission, the Mississippi Gaming Commission and the Nevada Gaming Commission may, among other things, limit, condition, suspend, revoke or not renew a license or approval to own the stock of any of
Ameristar's Iowa, Mississippi or Nevada subsidiaries, respectively, for any cause deemed reasonable by such licensing authority. Gaming licenses require periodic renewal currently every two years in Mississippi, and annually in Iowa. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied against Ameristar, such subsidiaries and the persons involved. The suspension, revocation or non-renewal of any of the Company's licenses or the levy on the Company of substantial fines or forfeiture of assets would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is subject to substantial gaming taxes and fees imposed by various governmental authorities, which are subject to increase.

     To date, the Company has obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of its currently operating gaming activities. However, gaming licenses and related approvals are deemed to be privileges under Iowa, Mississippi and Nevada law, and no assurances can be given that any new licenses, permits and approvals that may be required in the future will be given or that existing ones will be maintained or extended. In addition, changes in law could restrict or prohibit gaming operations of the Company in any jurisdiction, and certain jurisdictions, including Iowa, require the periodic reauthorization of gaming activities. No assurance can be given that gaming operations of the type conducted by the Company will continue to be authorized in any jurisdiction. Such a change in law or failure to reauthorize gaming activities could substantially diminish the value of the Company's assets in such a jurisdiction and

      otherwise  have  a material  adverse  effect  on  the
Company's   business,   financial  condition   and   results   of
operations.  See "Item 1. -Business - Government Regulations."

MISSISSIPPI ANTI-GAMING INITIATIVES

     In Mississippi, two referenda were proposed in 1998 which, if approved, would have amended the Mississippi Constitution to ban gaming in Mississippi and would have required all currently-legal gaming operations to cease two years thereafter. A Mississippi State Circuit Court judge ruled that the first of the proposed referenda was invalid because, among other reasons, if failed to include required information regarding its anticipated effect on government revenues. Proponents of the referendum filed an appeal with the Mississippi Supreme Court, and the Supreme Court affirmed the Circuit Court ruling on procedural and other grounds. The second referendum proposal included the same language on government revenues as the first referendum and was struck down by another Mississippi State Circuit Court judge on the same grounds as the first. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified in order for the proposal to be included on a statewide ballot for consideration by the voters. The next election for which the proponents could attempt to place such a proposal on the ballot would be in November 2000. It is likely at some point that a revised initiative will be filed which will address adequately the issues regarding the effect on government revenues of a prohibition on gaming in Mississippi.

LOSS OF RIVERBOAT AND DOCKSIDE FACILITIES FROM SERVICE

     The Company's riverboat and dockside facilities in Mississippi and Iowa could be lost from service due to casualty, mechanical failure, extended or extraordinary maintenance, floods or other severe weather conditions. Cruises of the Council Bluffs Casino are subject to risks generally incident to the movement of vessels on inland waterways, including risks of casualty due to river turbulence and severe weather conditions. In addition, United States Coast Guard regulations set limits on the operation of vessels, require that vessels be operated by a minimum complement of licensed personnel and require a hull inspection at a United States Coast Guard approved dry docking facility for all cruising riverboats at five-year intervals. Less stringent inspection requirements apply to permanently moored dockside vessels like the Vicksburg Casino. The Council Bluffs Casino is not scheduled for re-inspection by the United States Coast Guard until November 2000. The Ameristar Vicksburg site has experienced some instability that has required periodic maintenance and improvements. The Company is currently in the process of reinforcing the cofferdam basin in which the vessel floats and is monitoring the site to evaluate what further steps, if any, may be necessary to stabilize the site to permit operations to continue. A site failure would require Ameristar Vicksburg to limit or cease operations. The loss of a riverboat or dockside facility from service for any period of time likely would adversely affect the Company's operating results and borrowing capacity under its long-term debt facilities and could result in the occurrence of an event of a default under one or more credit facilities or contracts.

ENVIRONMENTAL RISKS AND REGULATION

     As is the case with any owner or operator of real property, the Company is subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by government agencies or courts of law which could adversely affect operations. The Company does not have environmental liability insurance to cover most such events, and the environmental liability insurance coverage it maintains to cover certain events includes significant limitations and exclusions. In addition, if the Company discovers any significant environmental contamination affecting any of its properties, the Company could face material remediation costs or additional development costs for future expansion activities. See "Item 2. - Properties."

YEAR 2000 RISKS

     The Company uses computers extensively to assist its employees in providing good service to its guests and to assist management in monitoring the Company's operations. The Company's hotel front desks, for example, are highly computerized so as to expedite check-in and check-out of guests. Similarly, the Company uses computers in the back-of-the-house to facilitate purchasing and maintaining inventory records. In the casino, computers are used to monitor gaming activity and maintain customer records, such as credit availability and points earned by members of the Company's slot clubs.

     Computers on occasion fail, irrespective of the Year 2000 issue. For this reason, where appropriate, the Company maintains paper and magnetic back-ups and the Company's employees are trained in the use of manual procedures. When the front desk computer fails, for example, the Company's employees continue to check guests in and out using manual methods.

     However, the risks to the Company from the Year 2000 issue could be substantial. Most of the Company's guest rooms, for example, are easily accessed only by elevator, and most elevators incorporate some computer technology. Likewise, the Company's heating, ventilation, life safety and air conditioning systems are highly computerized and, of course, critical to the Company's operations. The Company is also exposed to the risk that one or more of its vendors or suppliers could experience Year 2000 problems that may impact their ability to provide goods and services. Although this is not considered as significant a risk with respect to the suppliers of goods due to the availability of alternative suppliers, the disruption of certain services, in particular utilities and financial services, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on the Company's Year 2000 strategies and costs of achieving Year 2000 readiness.

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

     CPI, which operates the Jackpot Properties, and ACLVI, which operates The Reserve, are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Ameristar is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of CPI and ACLVI, which are corporate licensees ("Corporate Licensee") under the terms of the Nevada Act. As a Registered Corporation, Ameristar is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, CPI and ACLVI have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses currently required in order to engage in gaming activities in Nevada.

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

     CPI, ACLVI and Ameristar are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Ameristar, CPI and ACLVI must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by CPI or ACLVI, the gaming licenses it holds or has applied for could be limited, denied, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, CPI, ACLVI, Ameristar and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate CPI's or ACLVI's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and denial or revocation of any gaming license would) materially adversely affect Ameristar's gaming operations.

     Any beneficial holder of Ameristar's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of Ameristar's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared

      policy of the State of Nevada. The applicant must  pay  all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the
Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Ameristar is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Ameristar, CPI or ACLVI, Ameristar, (i) pays that person any dividend or interest upon voting securities of Ameristar, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by the person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities by Ameristar, for cash at fair market value. Additionally, the Liquor Board of Elko County and the City of Henderson

      have  the  authority  to  approve  all  persons  owning  or controlling the stock of any corporation controlling a gaming license within their jurisdictions.

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

        Changes in control of Ameristar through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or

      involvement with the entity proposing to  acquire  control, to be investigated and licensed as part of the approval process relating to the transaction.

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

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food and refreshments, or the selling of merchandise.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     MISSISSIPPI. The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission.

     The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

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

     The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 eligible counties that border either the Mississippi Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. Certain amendments to the Mississippi Constitution have been proposed for adoption through the initiative and referendum process which, if a sufficient number of signatures are gathered to place the matter on the ballot and if adopted by the voters of the state, would prohibit gaming in Mississippi. See "Risk Factors - Mississippi Anti-Gaming Referendums". As of March 1, 1999, dockside gaming was permissible in nine of the 14 eligible counties in the State and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the State in eligible counties along the Mississippi Gulf Coast. In December 1996, the Mississippi Commission rejected an application for the development of a casino on a site off the Big Black River in Warren County near Interstate 20 between Jackson and Vicksburg, which was appealed by an adjoining landowner and the license applicant. In December 1997, a Mississippi circuit court issued an order reversing the decision of the Mississippi Commission and remanded the application to the Mississippi Commission for further proceedings. The decision of the court has been appealed by the Mississippi Commission to the Mississippi Supreme Court. The Mississippi Commission has also adopted a regulation that prohibits gaming on the Big Black River; however, the Mississippi Commission has taken the position that the Mississippi Commission may be prohibited from applying the regulation to the existing applicant which appealed the

      initial  siting  decision.  In  addition,  the  Company  is involved in legal proceedings in which it is alleged that the Company and certain other parties engaged in conduct to oppose this application in violation of Mississippi's antitrust and gaming regulatory laws. See "Item 3 - Legal Proceedings."

     The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices and, on August 11, 1997, a Mississippi lower court ruled that the Mississippi Act also permits race books on the premises of licensed casinos. The Mississippi Commission has appealed that decision to the Mississippi Supreme Court.

     Ameristar, and each subsidiary of Ameristar that operates a casino in Mississippi (a "Gaming Subsidiary"), is subject to the licensing and regulatory control of the Mississippi Gaming Authorities. Ameristar is registered as a publicly traded holding company of ACVI under the Mississippi Act. Ameristar is required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If Ameristar is unable to continue to satisfy the registration requirements of the Mississippi Act, Ameristar and its Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. Each Gaming Subsidiary must obtain a gaming license from the Mississippi Commission to operate casinos in Mississippi. A gaming license is issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations and physical inspection of the casinos prior to opening. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

     Gaming licenses are not transferable, are issued for a two-year period and must be renewed periodically thereafter. ACVI was granted a renewal of its gaming license by the Mississippi Commission on December 18, 1997. The gaming license for ACVI must be renewed in January 2000. No person may become a stockholder of or receive any percentage of profits from a gaming licensee subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Commission. Ameristar has obtained such approvals in connection with ACVI's gaming license.

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

     Ameristar may be required to disclose to the Mississippi Commission, upon request, the identities of debt security holders. In addition, the Mississippi Commission under the Mississippi Act may, in its discretion, (i) require holders of debt securities of Ameristar to file applications, (ii) investigate such holders, and (iii) require such holders to be found suitable to own such debt securities or receive distributions thereon. If the Mississippi Commission

      determines that a person is unsuitable  to  own  such
security, then the issuer may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii)
recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to, a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

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

     Substantially all loans, leases, sales of securities and similar financing transactions by a Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Gaming Subsidiary may not make a public offering of its securities but may pledge or mortgage casino facilities. Ameristar may not make an issuance or a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. Any representation to the contrary is unlawful.

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

     Neither Ameristar nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi
Commission or a waiver of such approval. The Mississippi Commission may require determinations that, among others, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. Ameristar has previously obtained a waiver of foreign gaming approval from the Mississippi Commission for operations in Nevada and Iowa and will be required to obtain the

      approval or a waiver of such approval from the  Mississippi
Commission prior to engaging in any additional future gaming operations outside of Mississippi.

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

     The Mississippi Commission's regulations require as a condition of licensure or license renewal that an existing licensed gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which amount to at least 25% of the casino cost. The Company believes that ACVI is in compliance with this requirement with the opening of a 150-room hotel at Ameristar Vicksburg in June 1998.

     IOWA. The Company's Council Bluffs operations are conducted by ACCBI and are subject to Chapter 99F of the Iowa Code and the regulations promulgated thereunder. The Company's gaming operations are subject to the licensing and regulatory control of the Iowa Racing and Gaming Commission (the "Iowa Gaming Commission").

     Under Iowa law, wagering on a "gambling game" is legal, when conducted by a licensee on an "excursion gambling boat." An "excursion gambling boat" is a self-propelled excursion boat. "Gambling game" means any game of chance authorized by the Iowa Gaming Commission. The excursion season must be from April 1st through October 31st of each calendar year. The vessel must operate at least one excursion each day for 100 days during the excursion season to operate during the off season. Each excursion must consist of a minimum of two hours. The Council Bluffs Casino satisfied the requirements of Iowa law for the conduct of off-season operations during each of 1996, 1997 and 1998.

     The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to "qualified sponsoring organizations." A "qualified sponsoring organization" is defined as a person or association that can show to the satisfaction of the Iowa Gaming Commission that the person or association is eligible for exemption from federal income taxation under sec. 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal
Revenue Code (hereinafter "not-for-profit corporation"). The not-for-profit corporation is permitted to enter into operating agreements with persons qualified to conduct riverboat gaming operations. Such operators must be approved and licensed by the Iowa Gaming Commission. On January 27, 1995, the Iowa Gaming Commission authorized the issuance of a license to conduct gambling games on an excursion gambling boat to the Iowa West Racing Association, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Council Bluffs, Iowa (the "Association"). The Association entered into an agreement  with  ACCBI  authorizing ACCBI  to  operate  riverboat gaming  operations  in  Council Bluffs  under  the  Association's gaming license (the "Operator's Contract"). This contract was approved by the Iowa Gaming Commission. The term of the Operator's Contract runs until December 31, 2002, with two five-year renewal options. The current license awarded by the Iowa Gaming Commission for the Council Bluffs Casino expires on March 31, 1999 and has been renewed to March 31, 2000.

     Under Iowa law, a license to conduct gambling games may be issued in a county only if the county electorate has approved such gambling games. Although the electorate of Pottawattamie County, which includes the City of Council Bluffs, approved by referendum the gambling games conducted by ACCBI, a reauthorization referendum must be submitted to the electorate in the general election to be held in 2002 and each eight years thereafter. Each such referendum requires the vote of a majority of the persons voting thereon. If any such reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to periodic renewal for a total of nine years from the date of original issuance, subject to earlier revocation as discussed below. The original issuance date of the gaming license for Ameristar Council Bluffs was January 27, 1995.

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

     ACCBI is required to notify the Iowa Gaming Commission of the identity of each director, corporate officer and owner, partner, joint venturer, trustee or any other person who

      has  a  beneficial interest of five percent (5%)  or  more, direct or indirect, in ACCBI. The Iowa Gaming Commission may require ACCBI to submit background information on such persons. The Iowa Gaming Commission may request ACCBI to provide a list of persons holding beneficial ownership interests in ACCBI of less than five percent (5%). For purposes of these rules, "beneficial interest" includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The Iowa Gaming Commission may suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest includes or involves any person or entity which is found to be ineligible as a result of want of character, moral fitness, financial responsibility, professional responsibility or due to failure to meet other criteria employed by the Iowa Gaming Commission.

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

     These regulatory requirements are applicable with respect to other debt securities issued by the Company, including the Company's Senior Subordinated Notes. However, unlike the Gem Notes, the Senior Subordinated Notes include provisions requiring a holder who is found to be unsuitable to dispose of its Senior Subordinated Notes. In certain circumstances, the Company is permitted to redeem Senior Subordinated Notes of an unsuitable holder.

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

     CURRENCY TRANSACTION REPORTING REQUIREMENTS. Pursuant to a 1985 agreement between the State of Nevada and the United States Department of the Treasury (the "Treasury"), the Nevada Commission and the Nevada Board have authority to enforce their own cash transaction reporting laws applicable to casinos, which substantially parallel the Federal Bank Secrecy Act. Under the Money Laundering Suppression Act of 1994, which was passed by Congress, the Secretary of the Treasury retained the ability to permit states, including Nevada, to continue to enforce their own cash transaction reporting laws applicable to casinos. The Nevada Act and related regulations require most gaming licensees to file reports with respect to various gaming-related and other cash transactions if such transactions

      aggregate  more than $10,000 in a 24-hour  period.  Casinos are required to monitor receipts and disbursements of currency in excess of $10,000 and report them to the Treasury. Although it is not possible to quantify the full impact of these requirements on the Company's business, the changes are believed to have had some adverse effect on results of operations since inception.

     On November 28, 1994, the Treasury enacted amendments (effective December 1, 1994) to the federal regulations under the Bank Secrecy Act. The amendments require casinos subject to the Bank Secrecy Act to implement written programs no later than June 1, 1995 to assure and monitor compliance with the Bank Secrecy Act. Such programs must include "know your customer" and suspicious transaction reporting components. Although Nevada casinos are exempt from Title 31, the Nevada Commission has adopted regulations under the Nevada Act that parallel in several respects the amendments to the Bank Secrecy Act.

     In June 1998, ACVI received a letter from the Financial Crimes Enforcement Network ("FinCEN") of the Department of Treasury identifying 26 alleged currency transaction reporting failures or errors that were discovered in an audit by the Internal Revenue Service covering an approximately 13-month period following the opening of Ameristar Vicksburg. ACVI has responded to the FinCEN letter and has implemented various steps intended to improve compliance with the currency transaction reporting requirements. ACVI is expected to meet with FinCEN officials in the near future concerning this matter, which Management anticipates will be resolved without a material adverse effect on the Company or its results of operations or financial condition.

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

     The United States Congress has passed legislation which creates a national gaming study commission (the "National Gaming Commission"). The National Gaming Commission generally has the duty to conduct a comprehensive legal and factual study of gambling in the United States and existing federal, state and local policies and practices with respect to the legalization or prohibition of gambling activities, to formulate and propose changes in such policies and practices and to recommend legislation and administrative actions for such changes. It is not possible to predict the future impact of these proposals on the Company and its operations. Any such proposals could have a material adverse affect on the Company's business.

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

     The   Company  is  also  required  to  comply  with  various
environmental regulations. See "Item 2. -  Properties."

ITEM 2.   PROPERTIES

     JACKPOT. Cactus Petes is located on a 35-acre site and The Horseshu is located on a 30-acre site. The Cactus Petes and The Horseshu sites are across from each other on U.S. Highway 93. The Company also owns 204 housing units in Jackpot, including 90 units in two

      apartment  complexes developed as United States  Department of Agriculture Rural Economic and Community Development Services Multi-Family Housing Program ("USDA") projects. These housing units support the primary operations of the Jackpot Properties. The Jackpot Properties are subject to deeds of trust securing the Revolving Credit Facility, and the USDA housing projects are subject to mortgage loans in favor of the USDA.

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

     VICKSBURG. In connection with the development of Ameristar Vicksburg, the Company has acquired seven parcels in Vicksburg along Washington Street near Interstate 20. These parcels comprise approximately 43.4 acres, approximately 30 of which are developable. Of the seven parcels, three have been acquired by direct purchase and four have been acquired by lease. The Company has exercised a option to purchase one of the leasehold parcels for $50,000, which is expected to close in the near future. The aggregate monthly rent under the remaining leases at March 1, 1999 was approximately $53,000. Each lease provides for the Company to be responsible for all taxes, insurance premiums, utilities and other ownership and operating costs associated with the property during the entire term of the lease. Each lease includes options for the Company to purchase the applicable parcels, for an aggregate price which decreases over time from approximately $5.9 million to approximately $2.0 million. A substantial portion of the purchase prices may be paid in installments with interest at stated rates. The Company plans to exercise the option on one of the other parcels within the next year.

     The Vicksburg Casino, the Company's leasehold interests relating to the Ameristar Vicksburg site and substantially all of that portion of the Ameristar Vicksburg site owned by the Company serve as collateral for the Company's obligations under the Revolving Credit Facility. The hotel at Ameristar Vicksburg and the underlying property are subject to a deed of trust securing a loan to fund a portion of the hotel construction costs.

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

     THE RESERVE. The Reserve is at the southeastern corner of the junction of Lake Mead Drive and Interstate 515 in Henderson, Nevada on a site containing approximately 53 acres, of which approximately 46 acres are developable. The Company currently owns 33 acres of the site and has options to acquire the remainder of the site. Each option exercise must be for at least five acres and a minimum of five acres of the option land must be acquired each year or the remaining options expire. The Company exercised an option for five acres of the site in April 1997. A second five-acre option was exercised in January 1999. The option exercise prices, which increase at the rate of 8% per annum from October 1, 1995, are $217,800 per acre for the first 17 acres and $152,460 per acre for each remaining acre, in each case plus 8% per annum from October 1, 1995 through the date of exercise. Construction of a contemplated second phase of The Reserve would also require the Company to acquire additional land, the area of which has not yet been determined.

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

     OTHER. The Company leases approximately 21,200 square feet of office space in Las Vegas, Nevada for its executive offices, which the Company occupied in March 1997.

ITEM 3.   LEGAL PROCEEDINGS

     Bryan K. and Dawn H. Hafen v. Steven W. Rebeil, et al. This lawsuit was filed in the Clark County District Court as case number A347722. A named defendant in the amended complaint, filed on January 29, 1996, action is Gem Gaming, Inc. ("Gem").
ACLVI is the successor-in-interest by merger to Gem. The case arises out of the purchase of land in Mesquite, Nevada by Steven
W. Rebeil, a former Gem stockholder, pursuant to which a jointly owned corporation was to develop real property contributed by the plaintiffs as a hotel-

      casino.    The   plaintiffs  allege   that   Gem's   former
stockholders and their controlled entities (including Gem) engaged in a conspiracy to defraud the plaintiffs in connection with the plaintiff's contribution of the land and its subsequent sale to a third party. The plaintiffs allege violations of Nevada's racketeering statutes, fraud and unjust enrichment. The plaintiffs do not allege any improper conduct by Gem following its acquisition by The Company. The complaint seeks an unspecified amount of damages, although the plaintiffs have otherwise claimed total compensatory damages of approximately $10 million. Gem's former stockholders are contractually required to indemnify ACLVI against the claims in the Hafen litigation.

     E. L. Pennebaker, Jr., et. al. v. ACI, et. al. On February 23, 1998, E. L. Pennebaker, Jr. filed a complaint in the Circuit Court of Pike County, Mississippi against ACI, Harrah's Vicksburg, Inc., Riverboat Corporation of Mississippi-Vicksburg, and Deposit Guaranty National Bank. The matter is pending as case number 98-0047-B. The complaint was amended on February 27, 1998, to add James F. Belisle, Multi Gaming Management, Inc. and Multi Gaming Management of Mississippi, Inc. as additional plaintiffs. The plaintiffs are property owners or have rights to acquire property along the Big Black River in Warren County, Mississippi. They allege they would have profited if the Mississippi Gaming Commission had found suitable for a casino a location along that river that was controlled by plaintiffs
Belisle, Multi Gaming Management, Inc. and Multi Gaming Management of Mississippi, Inc. The plaintiffs further allege that the defendants entered into an agreement to hinder trade and restrain competition in the gaming industry in violation of the antitrust laws and the gaming laws of Mississippi. Specifically, the plaintiffs allege the defendants conducted an aggressive campaign in opposition to the application of Horseshoe Gaming, Inc. for a gaming site on the Big Black River. The plaintiffs allege compensatory damages of $38 million and punitive damages of $200 million. ACI has answered the complaint and is vigorously defending this suit.

     Mr. Pennebaker has also filed a petition with the Mississippi Gaming Commission requesting that the Mississippi Gaming Commission order ACI, Harrah's Vicksburg, Inc., and Riverboat Corporation of Mississippi-Vicksburg to stop opposing the approval and construction of a casino on the Big Black River and for such other corrective and punitive action that the Mississippi Gaming Commission might find appropriate. ACI has been advised that no action is required by it in connection with this petition unless requested by the Mississippi Gaming Commission. See also "Item 1. - Business - Government Regulations - Mississippi."

     PCL Construction Services, Inc. et al. v. Ameristar Casino Las Vegas, Inc. This suit was filed in the District Court of Clark County, Nevada on October 14, 1998 as case number A394783. The complaint was served on ACLVI on February 4, 1999. An amended complaint was filed on February 19, 1999 and served on ACLVI on March 1, 1999. The plaintiffs are PCL Construction Services, Inc., Tri-Star Theme Builders, Inc. and a joint venture comprised of these two firms. The joint venture was the contractor for certain of the interior work at The Reserve pursuant to a construction contract dated November 14, 1997. The contract, as amended through change orders, provided for a guaranteed maximum price

      not  to  exceed  $25,482,532,  inclusive  of  fees  to  the contractor. The plaintiffs have alleged that ACLVI is obligated to pay them $5,621,098, plus interest, in excess of the guaranteed maximum price for additional labor costs they have invoiced to ACLVI. The complaint does not state a specific theory for recovery. Settlement negotiations are ongoing, and ACLVI has answered the complaint. If this case is not resolved through the current settlement negotiations, ACLVI intends to vigorously defend this case.

     Clothe  H.  James,  et  al.  v.  Ameristar  Casinos,   Inc.,
Ameristar Casino Vicksburg, Inc., et al. On January 18, 1996, the plaintiffs commenced a lawsuit against ACI, ACVI, and Riverboat Corporation of Mississippi, d/b/a Isle of Capri Casino. The suit was filed in the Circuit Court of the First Judicial District of Hinds County, Mississippi, as Civil Action No. 251-96-
54CN.   The plaintiffs filed an amended complaint on February  6,
1996.   The plaintiffs sought $5.0 million in actual damages  and
$7.5  million  in  punitive damages.  This case involved  alleged
wrongful  death  and  personal injuries  to  four  persons.   The
plaintiffs alleged that ACVI and the Isle of Capri Casino each negligently served alcohol to a visibly intoxicated person who later crashed his vehicle. Two persons were killed and two persons were severely injured. In October 1998, the plaintiffs, ACI and ACVI entered into a confidential settlement agreement under which ACI and ACVI were released by the plaintiffs from all further liability in exchange for certain payments from the Company and its liability insurance carrier. The settlement will not have a material effect on the Company or its results of operations or financial condition.

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

     None.

                                PART II

ITEM 5.   MARKET  FOR  THE REGISTRANT'S  COMMON
          EQUITY    AND   RELATED   STOCKHOLDER
          MATTERS

     Ameristar's Common Stock is traded on the Nasdaq National Market System ("Nasdaq-NMS") under the symbol "ASCA." The following table sets forth, for the fiscal quarter indicated, the high and low sale prices for the Common Stock, as reported by
Nasdaq:

                               High       Low
                 1997
          First Quarter      $ 7.25       $ 4.88
          Second Quarter       6.25         4.63
          Third Quarter        7.13         4.75
          Fourth Quarter       5.88         4.75

                 1998
          First Quarter      $ 6.50       $ 4.88
          Second Quarter       5.75         5.00
          Third Quarter        5.13         2.63
          Fourth Quarter       3.25         1.88


     On March 15, 1999, there were 308 holders of record of Ameristar's Common Stock.

     No dividends on Ameristar's Common Stock have been declared during the last two fiscal years. The Company intends to retain all earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Revolving Credit Facility and Senior Subordinated Notes obligate the Company to comply with certain financial covenants that may restrict or prohibit the payment of dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      ITEM 6.  SELECTED FINANCIAL DATA

     The following data has been derived from the audited financial statements of the Company and should be read in conjunction with those statements, certain of which are included in this Report.

                     AMERISTAR CASINOS, INC.
              CONSOLIDATED SELECTED FINANCIAL DATA


                         For       For       For       For       For
                         the       the       the       the       the
                         year      year      year      year      year
INCOME STATEMENT        ended     ended     ended     ended     ended
DATA:                 12/31/94  12/31/95  12/31/96  12/31/97  12/31/98
                      --------  --------  --------  --------  --------
                       (amounts in thousands, except per share data)
REVENUES:
Casino                $ 90,882  $ 99,364  $161,338  $173,077  $216,345
Food and beverage       17,494    19,303    24,250    30,672    45,745
Rooms                    7,580     7,861     7,641     9,685    14,434
Other                    7,822     7,756     7,760     8,275     9,966
                      --------  --------  --------  --------  --------
                       123,778   134,284   200,989   221,709   286,490
Less: Promotional
allowances               9,425    10,417    12,524    15,530    22,071
                      --------  --------  --------  --------  --------
Net revenues           114,353   123,867   188,465   206,179   264,419
                      --------  --------  --------  --------  --------
COSTS AND EXPENSES:
Casino                  40,347    44,503    75,685    78,733   105,331
Food and beverage       12,469    11,747    16,773    19,784    31,506
Rooms                    2,249     2,404     2,368     3,130     5,791
Other                    8,412     8,211     7,054     7,546     8,592
Selling, general and
  administrative        28,462    29,197    47,758    51,958    75,147
Depreciation and
  amortization           7,062     9,721    14,135    16,358    24,191
Abandonment loss           -         -         -         646       -
Preopening costs         5,408       -       7,379       -      10,611
                      --------  --------  --------  --------  --------
Total costs and
  expenses             104,409   105,783   171,152   178,155   261,169
                      --------  --------  --------  --------  --------
INCOME FROM
OPERATIONS               9,944    18,084    17,313    28,024     3,250

OTHER INCOME
(EXPENSE):
Interest income             86       205       354       445       378
Interest expense        (3,379)   (3,958)   (8,303)  (12,107)  (22,699)
Other                       (5)      -         (77)      (35)       (7)
                      --------  --------  --------  --------  --------
Income (loss) before
income
tax provision
(benefit)                6,646    14,331     9,287    16,327   (19,078)

Income tax provision
(benefit)                2,426     5,236     3,390     5,959    (6,363)
                      --------  --------  --------  --------  --------
Income (loss) before
extraordinary loss
and cumulative effect
of a change in
accounting principle     4,220     9,095     5,897    10,368   (12,715)

Extraordinary loss on
early retirement of
debt, net of income
tax benefit
of $353 and $387,
respectively               -        (657)      -        (673)      -
                      --------  --------  --------  --------  --------
NET INCOME (LOSS)     $  4,220  $  8,438  $  5,897  $  9,695  $(12,715)
                      ========  ========  ========  ========  ========


                        AMERISTAR CASINOS, INC.
              CONSOLIDATED SELECTED FINANCIAL DATA
                           (CONTINUED)

                         For       For      For       For       For
                         the       the      the       the       the
                         year      year     year      year     year
INCOME STATEMENT DATA   ended     Ended    ended     ended     ended
(CONTINUED):          12/31/94  12/31/95  12/31/96  12/31/97  12/31/98
                      --------  --------  --------  --------  --------
                       (amounts in thousands, except per share data)

EARNINGS PER SHARE:
Income (loss)
  before extraordinary
  item
    Basic and diluted $   0.21  $   0.45  $   0.29  $   0.51  $  (0.62)
                      ========  ========  ========  ========  ========
Net income (loss)
    Basic and diluted $   0.21  $   0.42  $   0.29  $   0.48  $  (0.62)
                      ========  ========  ========  ========  ========

WEIGHTED AVERAGE
SHARES OUTSTANDING      20,360    20,360    20,360    20,360    20,360

BALANCE SHEET AND       as of     as of     as of     as of     as of
OTHER DATA:           12/31/94  12/31/95  12/31/96  12/31/97  12/31/98
                      --------  --------  --------  --------  --------

Cash                  $  9,169  $ 14,787  $ 10,724  $ 13,031  $ 18,223
Total assets           125,347   202,220   270,052   336,186   350,797
Total notes payable
and long-term debt,
net of current
maturities              45,399   101,869   143,893   193,113   230,399
Stockholders' equity    56,609    65,047    70,944    80,639    67,924
Capital expenditures    33,329    64,783    76,388    76,634    39,492


The  Vicksburg  Casino  and certain other portions  of  Ameristar
Vicksburg  opened in late February 1994.  The remaining Ameristar
Vicksburg facilities were completed and opened through May  1994.
The  Ameristar Vicksburg hotel opened in June 1998.  The  Council
Bluffs Casino opened in mid-January 1996.  Portions of the  land-
based  facilities  at Ameristar Council Bluffs  opened  in  June,
November  and December 1996. Ameristar Council Bluffs'  remaining
land-based  facilities opened in February and  March  1997.   The
Reserve opened February 10, 1998.

No dividends were paid in 1994, 1995, 1996, 1997 and 1998.

      ITEM   7.   MANAGEMENT'S  DISCUSSION  AND
          ANALYSIS  OF FINANCIAL CONDITION  AND
          RESULTS OF OPERATIONS

     The following information should be read in conjunction with the  Company's  Consolidated Financial Statements and  the  Notes
thereto included in this Report.  The information in this section and in this Report generally includes forward-looking statements.
See  "Item  1.  -   Business - Cautionary  Information  Regarding
Forward-Looking Statements."

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

          Ameristar  Casino  Vicksburg  ("Ameristar  Vicksburg"),
     located   in   Vicksburg,  Mississippi,  a  riverboat-themed
     dockside casino and related land-based facilities, including
     a  hotel  which  opened  in June  1998.   The  remainder  of
     Ameristar Vicksburg opened in February and May 1994.

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

     Certain  of the Company's operations are seasonal in nature.
In  particular,  in Jackpot, the months of March through  October are  the  strongest.  As a result, the second and third  calendar quarters  typically  produce  a disproportionate  amount  of  the income  from operations of the Jackpot Properties.  In  addition, adverse  weather conditions may adversely affect the business  of the  Jackpot Properties, and operations during the winter  months typically  vary  from year to year based on the severity  of  the
winter weather conditions in the northwestern United States.   To
date,  operations in Vicksburg have experienced some seasonality,
with  August and the winter months being the slower periods.   To
date, operations at Ameristar Council Bluffs have not experienced
any   material  seasonality,  and  management  does  not   expect
operations  at  The  Reserve  to be subject  to  any  significant seasonality.




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

           The  following table highlights the consolidated  cash
flow   information  and  results  of  operations  of  Ameristar's operating subsidiaries for its principal properties:

                                             Year Ended
                                            December 31,
                                        1996      1997      1998
                                      --------  --------  --------
Consolidated cash flow information:
 Cash flow from operations            $ 33,177  $ 33,641  $ 23,137
 Cash flow used for investing          (53,746)  (63,417)  (53,863)
 Cash flow from financing               16,506    32,083    35,918

Net revenues:
 Jackpot Properties                   $ 51,904  $ 54,455  $ 54,719
 Ameristar Vicksburg                    66,190    63,961    68,458
 Ameristar Council Bluffs               70,331    87,763    97,667
 The Reserve                               -         -      43,575
 Corporate and other                        40       -         -
                                      --------  --------  --------
   Consolidated net revenues          $188,465  $206,179  $264,419
                                      ========  ========  ========
Adjusted operating income (1):
 Jackpot Properties                   $  9,124  $ 10,308  $  9,638
 Ameristar Vicksburg                    13,827    13,165    13,480
 Ameristar Council Bluffs                8,432    14,251    17,448
 The Reserve                               -         -     (16,092)
 Corporate and other                    (6,691)   (9,054)  (10,613)
                                      --------  --------  --------
   Consolidated operating income      $ 24,692  $ 28,670  $ 13,861
                                      ========  ========  ========

Adjusted operating income margins (1):
 Jackpot Properties                      17.6%     18.9%     17.6%
 Ameristar Vicksburg                     20.9%     20.6%     19.7%
 Ameristar Council Bluffs                12.0%     16.2%     17.9%
 The Reserve                              -         -       (36.9%)
   Consolidated operating income margin  13.1%     13.9%      5.2%

EBITDA (2):
 Jackpot Properties                   $ 11,764  $ 13,208  $ 13,163
 Ameristar Vicksburg                    20,287    19,350    20,150
 Ameristar Council Bluffs               13,296    21,090    24,540
 The Reserve                               -         -      (9,519)
 Corporate and other                    (6,520)   (8,621)  (10,282)
                                      --------  --------  --------
   Consolidated EBITDA                $ 38,827  $ 45,027  $ 38,052
                                      ========  ========  ========
EBITDA Margins (2):
 Jackpot Properties                      22.7%     24.3%     24.1%
 Ameristar Vicksburg                     30.6%     30.3%     29.4%
 Ameristar Council Bluffs                18.9%     24.0%     25.1%
 The Reserve                              -         -       (21.8%)
   Consolidated EBITDA margin            20.6%     21.8%     14.4%

____________________________
(see following page for footnotes)

(1) Adjusted operating income is income from operations (as reported) before Ameristar Council Bluffs preopening costs in 1996, an abandonment loss at Ameristar Vicksburg in 1997 related to the demolition of an existing budget motel for the construction of a hotel and The Reserve preopening costs in 1998.

(2) EBITDA consists of income from operations plus depreciation and amortization. EBITDA Margin is EBITDA as a percentage of net revenues. EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry and for companies with a significant amount of depreciation and amortization. EBITDA should not be construed as an alternative to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company has significant uses of cash flows, including capital expenditures and debt principal repayments, that are not reflected in EBITDA. It should also be noted that not all gaming companies that report EBITDA information calculate EBITDA in the same manner as the Company.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

SUMMARY

     The completion of The Reserve in early 1998 brought another year of record growth in Ameristar's consolidated net revenues and presented challenges in operations.

     Consolidated net revenues increased by 28.2% to $264.4 million in 1998 compared to $206.2 million in 1997. Income from operations was $13.9 million in 1998 before the $10.6 million charge for preopening costs associated with the opening of The Reserve. This is a decline of $14.8 million or 51.7% from income from operations in 1997 before the abandonment loss and is due to an operating loss of $16.1 million before preopening costs at The Reserve. Income from operations after preopening costs was $3.3 million in 1998.

     Total operating expenses as a percentage of net revenues were 86.4% in 1997 versus 98.8% (94.8% before The Reserve preopening costs) in 1998. The decline in this margin is primarily a result of operating inefficiencies associated with the opening of The Reserve and lower than expected revenues in the intensely competitive "locals" market in which it operates.

     On a year-to-year comparable basis (i.e., before an extraordinary charge in 1997 and preopening costs in 1998), net income decreased $16.0 million to a loss of $5.6 million in 1998 compared to net income of $10.4 million in 1997. After the extraordinary charge and preopening costs, net loss for the year ended December 31, 1998 was $12.7 million versus net income for the year ended December 31, 1997 of $9.7 million. Loss per share before preopening costs was $0.28 for 1998 ($0.62 after preopening costs). Earnings per share were $0.48 for 1997 after an extraordinary charge of $0.03 per share for the refinancing of the Company's credit line.

REVENUES

     Ameristar Council Bluffs had total net revenues of $97.7 million in 1998 compared to $87.8 million in 1997, an increase of 11.3%. This represents growth in the market share of Ameristar Council Bluffs and in the Council Bluffs gaming market in general.

     Net revenues for Ameristar Vicksburg were $68.5 million for the year ended December 31, 1998 compared with $64.0 million for the prior year, an increase of 7.0%. This increase in revenues in 1998 compared to 1997 is due to an increase in casino revenue of $3.4 million and a $1.2 million increase in hotel revenue due to the new hotel facility. Management believes Ameristar Vicksburg maintained and will continue to hold its leading position in the Vicksburg market through effective promotional strategies and by continuing to provide customers with superior service and quality gaming and non-gaming products.

     The Jackpot Properties produced stable net revenues of $54.7 million and $54.5 million for the years ended December 31, 1998 and 1997, respectively. A 2.0% increase in casino revenue in 1998 was offset by minimal decreases in food and beverage, rooms and other revenues.

     The  Reserve produced net revenues of $43.6 million in  1998 in its first year of operations (325 days).

COSTS AND EXPENSES

     The operating expense ratio for 1998 increased to 98.8% (94.8% before preopening) compared to 86.4% of net revenues in 1997. The increase in this ratio is primarily a result of the initial operating performance of The Reserve. Excluding the $70.3 million in operating expenses at The Reserve, operating expenses were 86.3% of net revenue, which is comparable to 1997.

     Casino costs and expenses increased by $26.6 million or 33.8% from $78.7 million in 1997 to $105.3 million in 1998. As a percentage of casino revenues, casino expenses increased to 48.7% in 1998 compared to 45.5% in 1997. The majority of the increase in expense ($19.4 million) was associated with the opening of The Reserve and an increase of $4.6 million in expenses at Ameristar Council Bluffs associated with additional gaming revenue of $8.4 million.

     The Company's food and beverage costs and expenses increased $11.7 million in 1998 compared to 1997 primarily due to the opening of The Reserve and partially offset by improvements in this area at the Jackpot Properties and Ameristar Vicksburg. The Company's food and beverage expense-to-revenue ratio increased to 68.9% in 1998 compared to 64.5% in 1997. This increase is directly related to the startup operational inefficiencies experienced in 1998 at The Reserve.

     Rooms expenses increased by $2.7 million from $3.1 million in 1997 to $5.8 million in 1998. The increase was the result of seven months of operations of the new hotel in Vicksburg and almost 11 months of operations at The Reserve.

     Selling, general and administrative costs and expenses (including utilities and maintenance and business development costs) increased $23.2 million or 44.6% from 1997 to 1998. Most of the increase was a result of the opening of The Reserve and additional expenses associated with salaries, marketing and professional fees at the corporate level.

     Depreciation expense increased $7.8 million or 47.9% from 1997 to 1998 as the Company's depreciable base increased with the opening of The Reserve and the Ameristar Vicksburg hotel.

     Preopening costs of $10.6 million were expensed during  1998 related to the opening of The Reserve.

     Interest expense, net of capitalized interest of $4.7 million in 1997 and $1.4 million in 1998, increased $10.6 million or 87.5% from 1997. This increase primarily reflects the additional debt outstanding to finance the Company's expansion and higher interest rates on those borrowings. With the opening of The Reserve in February 1998 and the Ameristar Vicksburg Hotel in June 1998, the capitalization of interest on funds borrowed to construct these projects was discontinued. Subsequent interest costs were reflected as an expense on the statement of operations rather than as an additional cost of the projects on the balance sheet. Interest was capitalized on borrowings to construct The Reserve and the Ameristar Vicksburg hotel during 1997 and 1998 until the projects commenced operations.

     The Company's average borrowing rate was 10.25% in 1998 compared to 9.9% in 1997. The borrowing rate increased due to the issuance of $100 million in Senior Subordinated Notes in mid-1997 and an increase in LIBOR. (See "- Liquidity and Capital Resources.").

     The Company's effective Federal tax rate on income was 36.5% in 1997 and the tax benefit on losses was 33.3% in 1998 versus the
Federal  statutory  rate  of  35%.   The  differences  from   the
statutory rates are due to the effects of certain expenses incurred by the Company which are not deductible for Federal income tax purposes.

YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

SUMMARY

     The  completion of Ameristar Council Bluffs  in  early  1997 contributed to another year of record growth in Ameristar's consolidated net revenues and income from operations before preopening costs.

     Consolidated net revenues increased by 9.4% from $188.5 million in 1996 to $206.2 million in 1997. Income from operations rose 13.5% to $28.0 million in 1997 compared to $24.7 million in 1996 before the $7.4 million charge for preopening costs associated with the

      opening   of   Ameristar  Council  Bluffs.    Income   from
operations after preopening costs was $17.3 million in 1996.

     Total operating expenses as a percentage of net revenues were 86.4% in 1997 versus 90.8% (86.9% before the Ameristar Council Bluffs preopening costs) in 1996. This improvement was a result of increased revenues in casino, food and beverage and rooms due to the completion of Ameristar Council Bluffs combined with a smaller increase in the expenses for these departments. A slight decrease in operating expenses at the Jackpot Properties was offset by a similar increase in operating expenses at Ameristar Council Bluffs.

     On a year-to-year comparable basis (i.e., before preopening costs in 1996 and an extraordinary charge in 1997), net income decreased $0.2 million to $10.4 million in 1997 from $10.6 million in 1996. After preopening costs and extraordinary charge, net income for the year ended December 31, 1997 was $9.7 million versus net income for the year ended December 31, 1996 of $5.9 million. Earnings per share before preopening costs were $0.52 for 1996 ($0.29 after preopening costs). Earnings per share were $0.48 for 1997 after an extraordinary charge of $0.03 per share for the refinancing of the Company's credit line.

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

     Net revenues for Ameristar Vicksburg were $64.0 million for the year ended December 31, 1997 compared with $66.2 million for the prior year, a decrease of 3.4%. Despite this decrease in revenues, due in part to a decline in the size of the market, management believes Ameristar Vicksburg was able to maintain its leading position in the Vicksburg market through effective promotional strategies and by continuing to provide customers with superior service and quality gaming and non-gaming products.

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

COSTS AND EXPENSES

     The operating expense ratio for 1997 decreased to 86.4% from 86.9% of net revenues in 1996 before preopening due to improved operating performance during the second year of operations at Ameristar Council Bluffs. The improvement in this area was partially offset by increased corporate overhead related to the Company's relocation of its executive office to Las Vegas and increased corporate staffing levels.

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

     The Company's food and beverage costs and expenses increased $3.0 million in 1997 mostly as a result of the opening of the steak house at Ameristar Council Bluffs in March 1997. The Company's food and beverage expense-to-revenue ratio decreased from 69.2% in 1996 to 64.5% in 1997. This decrease is directly related to the improved performance of the Ameristar Council Bluffs restaurant operations in 1997 compared to the startup operational inefficiencies experienced in 1996.

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

     Interest expense, net of capitalized interest of $2.3 million in 1996 and $4.7 million in 1997, increased $3.8 million or 45.8% from 1996. This increase primarily reflects the additional debt outstanding to finance the Company's expansion and higher interest rates on those borrowings. In addition, as Ameristar Council Bluffs' facilities were completed during

      1996,  the capitalization of interest on funds borrowed  to construct the project was discontinued and subsequent interest costs were reflected as an expense on the income statement rather than as an additional cost of the project on the balance sheet. Interest was capitalized on borrowings to construct The Reserve and the Ameristar Vicksburg hotel during 1997.

     The  Company's  average  borrowing rate  was  9.9%  in  1997 compared to 8.9% in 1996. The borrowing rate increased due to the
issuance of $100 million in Senior Subordinated Notes.   (See  "-
Liquidity and Capital Resources.")

     The Company's effective Federal tax rate on income was 36.5% in both 1996 and 1997 versus the Federal statutory rate of 35%, due to the effects of certain expenses incurred by the Company which are not deductible for Federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operations was $23.1 million for the year ended December 31, 1998, as compared to $33.6 million for the year ended December 31, 1997. The Company had unrestricted cash of approximately $18.2 million as of December 31, 1998 compared to $13.0 million at December 31, 1997. This increase in cash resulted from a net increase in borrowings of $35.9 million during the year and the $23.1 million of cash flow from operations, partially offset by capital expenditures related to The Reserve and the Ameristar Vicksburg hotel and other capital improvement projects. The Company's current assets increased by approximately $8.5 million from December 31, 1997 to December 31, 1998. This was primarily the result of an increase in cash on hand, inventories, deferred taxes and prepaid expenses offset by decreases in receivables. The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures primarily through bank debt and other debt financing.

     The Company's cash flow used for investing activities decreased $9.5 million from $63.4 million in 1997 to $53.9 million in 1998. This was primarily a result of completing The Reserve and Ameristar Vicksburg hotel construction in the first half of 1998 and making final payments on construction payables related to these projects.

     Cash  flow  from financing activities increased  from  $32.1 million in 1997 to $35.9 million in 1998 as a result of additional borrowings to complete The Reserve and Ameristar
Vicksburg hotel construction.

     On July 15, 1997, the Company refinanced its long-term debt through a new $125 million revolving bank credit facility with Wells Fargo Bank, N.A. ("WFB") and a syndicate of banks (the "Revolving Credit Facility") and the sale of $100 million aggregate principal amount of 10-1/2% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes").

     The Revolving Credit Facility was entered into on July 8, 1997, pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and WFB as Agent Bank, Arranger and Swingline Lender. The Borrowers do not

      include AC Hotel Corp., which owns the hotel  at  Ameristar
Vicksburg, and a purchasing subsidiary. The Borrowers made an initial draw of $114.5 million under the Revolving Credit Facility on July 15, 1997, which was used to repay $94.5 million in borrowings outstanding under a prior bank credit facility and a $20.0 million short-term loan from WFB.

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

     Following the application of the net proceeds from the sale of the Senior Subordinated Notes, the Company made additional draws under the Revolving Credit Facility during 1997 and 1998 of $53.5 million to fund a portion of the capital expenditures for the development of The Reserve. At December 31, 1998, the outstanding principal balance of the Revolving Credit Facility was $90.0 million.

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

     The Borrowers and the lenders amended the Revolving Credit Facility effective June 30, 1998. Under the amended Revolving Credit Facility, borrowings under the Revolving Credit Facility may not exceed 2.75 times the Borrowers' rolling four quarter EBITDA, and the Borrowers' total funded debt may not exceed the Borrowers' rolling four-quarter EBITDA multiplied by a factor as follows: 5.25 commencing June 30, 1998; 5.5 commencing
September   30,  1998;  5.25  commencing  June  30,  1999;   4.75
commencing December 31, 1999; 4.5 commencing March 31, 2000;  and
4.0 commencing September 30, 2000. For purposes of the Revolving Credit Facility, the Borrowers' EBITDA is generally defined as net income before interest expense, income taxes, depreciation and amortization, preopening costs and certain extraordinary and non-cash items. As of December 31, 1998, the total funded debt of the Borrowers was 5.498 times the Borrowers' rolling four-quarter EBITDA. The maximum amount available under the Revolving Credit Facility reduces semi-annually commencing July 1, 1999 on a sliding scale (ranging from $2.5 million to $10.0 million in reductions) with a final reduction of $75.0 million at maturity on June 30, 2003.


     The Revolving Credit Facility, as amended, requires the Borrowers to maintain a gross fixed charge coverage ratio of 1.25 to 1.0 until September 30, 1999, and 1.50 to 1.0 thereafter. For purposes of these covenants, principal payments on the Gem Notes (as defined

      below) will be included only to the extent actually paid in the applicable period. The Revolving Credit Facility prohibits Ameristar from making any dividend or other distribution on its capital stock during any period in which the Borrowers' rolling four-quarter ratio of total funded debt to EBITDA is greater than
2.0 to 1.0.

     The amended Revolving Credit Facility also limits the Borrower's aggregate capital expenditures in each year to an amount equal to 5% of their consolidated net revenue for the preceding year and prohibits the Borrowers from incurring any additional secured indebtedness without the approval of the lenders. The amended Revolving Credit Facility also requires the Borrowers to maintain a tangible net worth of at least $56,000,000, plus 90% of net income (without any reduction for net losses) as of the end of each quarter beginning September 30, 1998 plus 90% of the net proceeds of certain future equity offerings. As of March 31, June 30, September 30 and December 31, 1998, the Company has been in non-compliance with the tangible net worth requirement. In each instance of non-compliance, the Company has obtained a waiver of the violation from the lenders. As of December 31, 1998, the Company's tangible net worth was $2.8 million less than required by this covenant. The waiver for this violation also amended the Revolving Credit Facility minimum to reduce the minimum tangible net worth requirement commencing March 31, 1999 to $50.0 million, plus 90% of net income (without any reduction for net losses) as of the end of each quarter beginning March 31, 1999, plus 90% of the net proceeds of certain future equity offerings.

     Under the terms of the Revolving Credit Facility, concurrent with each loan draw, the Borrowers may select the interest rate based on either the London Interbank Offering Rate ("LIBOR") or WFB's prime interest rate. The maximum number of outstanding draws at any time using LIBOR is five, with a minimum draw amount of $5.0 million per draw. A LIBOR draw can be for a one-, two-, three- or six-month term with interest accruing monthly and due at the end of the term, but in no event less frequently than quarterly. The interest rate is fixed throughout the term of a LIBOR-based draw and, as amended, ranges from LIBOR plus 1.5 percentage points to LIBOR plus 4.0 percentage points. On a prime interest rate draw, the interest rate is variable and, as amended, ranges from a minimum of prime plus 0.25 percentage points to a maximum of prime plus 2.75 percentage points with interest payable monthly in arrears. As of December 31, 1998, the Borrowers have taken LIBOR draws totaling $90.0 million with an average interest rate of approximately 9.25 percent per annum. The applicable margins for both LIBOR draws and prime interest rate draws adjust semiannually based on the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula.

     The Company has entered into an interest rate collar agreement with WFB to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's Revolving Credit Facility. Under the agreement, which covers $50.0 million of the borrowings on the Revolving Credit Facility, the Company has a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. As of December 31, 1998, the Company had paid approximately $10,000 in additional interest as a result of this agreement. The agreement terminates on June 30, 2003 to coincide with the maturity of the Revolving Credit Facility.

     The Revolving Credit Facility is secured by liens on substantially all of the real and personal property of the Borrowers. The Revolving Credit Facility prohibits any future secondary liens on these properties without the prior written approval of the lenders. Certain changes in control of Ameristar may constitute a default under the Revolving Credit Facility. The Revolving Credit Facility binds the Borrowers to a number of additional affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. As of December 31, 1998, the Company was in compliance with these covenants, except as indicated above.

     The Borrowers paid various fees and other loan costs upon the closing of the Revolving Credit Facility that are being amortized over the term of the Revolving Credit Facility. In addition, commencing in July 1998, the Borrowers are required to pay quarterly commitment fees at an annual rate of 0.50% or 0.375% of the unused portion of the Revolving Credit Facility.

     The Company's prior credit facility was terminated early in connection with entering into the Revolving Credit Facility. As a result, the Company incurred a $1.1 million pre-tax non-cash extraordinary charge ($673,000 or $0.03 per share on an after-tax basis) during 1997 to reflect the accelerated write-off of unamortized deferred financing costs.

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

     The Indenture includes covenants that restrict the ability of Ameristar and the Restricted Subsidiaries (as defined and which includes all Guarantors) from incurring future Indebtedness (as defined); provided, however, that Ameristar or any Guarantor may incur Indebtedness if the incurrence thereof would not result in the Consolidated Coverage Ratio (as defined) being

      greater  than  2.0 to 1.0 on a rolling four-quarter  basis.
The Indenture also permits Ameristar or a Restricted Subsidiary to incur Indebtedness without regard to the Consolidated Coverage Ratio test in certain circumstances, including borrowings of up to $140 million under the Revolving Credit Facility, as amended or replaced from time to time, up to $15.0 million in recourse furniture, fixtures and equipment financings, up to $7.5 million in borrowings for the construction of the hotel at Ameristar Vicksburg and up to $5.0 million of other Indebtedness.

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

     The  Company  constructed  a  150-room  hotel  at  Ameristar
Vicksburg, which cost approximately $10.3 million, including capitalized construction period interest and preopening costs. The Company has obtained a nonrecourse loan facility for $7.5 million with a private lender for the purpose of funding a portion of the construction costs, with the balance provided out of operating cash flow. The loan matured on July 1, 1998 but was amended to mature on December 31, 1999 and requires periodic interest payments at the rate of 15% per annum. The Company is required to pay a non-usage fee at the rate of 3% per annum on the undrawn loan balance, and draws are subject to the satisfaction of various conditions typically applicable to construction loans. As of December 31, 1998, the outstanding balance on the loan was $7.5 million.

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

     At December 31, 1998, the Company had other indebtedness in an aggregate principal amount of $18.6 million.

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

     Capital expenditures for the year ended December 31, 1998 were approximately $39.2 million, including approximately $23.2 million relating to development of The Reserve, $6.6 million relating to the development of the Ameristar Vicksburg hotel and approximately $9.4 million for normal capital improvement projects at the Jackpot Properties, Ameristar Vicksburg and Ameristar Council Bluffs. The Company funded these capital expenditures primarily from net cash provided by operating activities and borrowings.

     The Company intends to make minimum capital expenditures of approximately $10.6 million in 1999. Management believes that the above-described minimum capital expenditure requirements will be funded out of draws under the Revolving Credit Facility, cash on hand, operating cash flow and purchase money and lease financing related to the acquisition of furniture, fixtures and equipment (including gaming equipment).

     Management is currently considering several potential capital expenditure projects at Ameristar Council Bluffs and Ameristar Vicksburg and is presently remodeling certain dining and meeting room areas at The Reserve. In evaluating these projects, management intends to consider the operating performance of each of the Company's properties, the anticipated relative costs and benefits of the various projects, and competitive and other relevant factors, including the availability of operating cash flow and debt financing to fund capital expenditures.

     Because the amount of borrowings permitted to be drawn at any time under the Revolving Credit Facility is determined in part by the Company's rolling four-quarter EBITDA (as defined), the Company's anticipated borrowings under the Revolving Credit Facility to fund a portion of any capital expenditure project will be dependent upon the level of the Company's aggregate operating cash flow. Material increases in operating cash flow are anticipated to be primarily dependent upon the operating performance of The Reserve. No assurances can be given with respect to the amount of operating cash flow of the Company for any future period, whether the Company will proceed with any of the capital expenditure projects currently under consideration, or the timing, cost or scope of any project undertaken by the Company. At the present time, the Company does not anticipate undertaking capital expenditure projects during 1999 that could not be funded out of amounts anticipated to be available through anticipated internally generated cash flow and the Company's borrowing capacity under the Revolving Credit Facility.

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



YEAR 2000 READINESS DISCLOSURE

BACKGROUND

     In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the "Year 2000 issue." If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

RISK FACTORS

     The Company is in many ways involved in a low-technology business. Casino employees, for example, do not require computers to deal blackjack or spin a roulette wheel. Likewise, a chef does not require computers to prepare a meal and a maid does not require a computer to clean and prepare a guest room. Slot machines are a type of computer, but there is no date embodied in their basic operation of choosing a random sequence and determining the appropriate payout.

     Nevertheless, the Company does use computers extensively to assist its employees in providing good service to its guests and to assist management in monitoring the Company's operations. The Company's hotel front desks, for example, are highly computerized so as to expedite check-in and check-out of guests. Similarly, the Company uses computers in the back-of-the-house to facilitate purchasing and maintaining inventory records. In the casino, computers are used to monitor gaming activity and maintain customer records, such as credit availability and points earned by members of the Company's players clubs.

     Computers on occasion fail, irrespective of the Year 2000 issue. For this reason, where appropriate, the Company maintains paper and magnetic back-ups and the Company's employees are trained in the use of manual procedures. When the front desk computer fails, for example, the Company's employees continue to check guests in and out using manual methods.

     This is not to imply that there is no risk to the Company from the Year 2000 issue. The risks could be substantial. Most of the Company's guest rooms, for example, are easily accessed only by elevator, and most elevators incorporate some computer technology. Likewise, the Company's heating, ventilation, life safety and air conditioning systems are highly computerized and, of course, critical to the Company's operations. The Company is

      also exposed to the risk that one or more of its vendors or suppliers could experience Year 2000 problems that may impact their ability to provide goods and services. Although this is not considered as significant a risk with respect to the suppliers of goods due to the availability of alternative suppliers, the disruption of certain services, in particular utilities and financial services, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations.



STRATEGY

     The Company has evaluated its front- and back-of-the-house computer operations. Most of the casino and hotel systems are already Year 2000 compliant according to the vendors. Those that are not will be upgraded with Year 2000 compliant systems within the next six months. The back-of-the house accounting systems have been evaluated and at least the payroll system and possibly all financial software programs will be upgraded within the next six months. Where important to the Company's business, inquiries are also being made of third parties with whom the Company does significant business, such as vendors and suppliers, as to their Year 2000 readiness.

     The Company used Year 2000 compliance as one of its criteria in choosing the computer systems for The Reserve. Some of these same systems have been or will be installed at the Company's other properties.

     The Company has not developed a comprehensive contingency plan, although as previously mentioned a number of its critical hotel and casino systems are currently backed up by manual procedures that have been utilized during times of system malfunctions. The Company will continue to assess the need for a comprehensive contingency plan as implementation of its corrective action plan continues.

COSTS

     It is difficult to calculate the cost to the Company of ensuring that its systems are Year 2000 compliant, in part because there are many different solutions to various Year 2000 situations. In the case of the Company's elevators, for example, the Company has requested that the third parties with whom it contracts for its elevator maintenance inspect each elevator system, as part of its normal maintenance, for any Year 2000 issues.

     The Company has estimated that total hardware and software for the back-of-the house accounting system could cost approximately $750,000 on a companywide basis. The overall costs of addressing the Year 2000 issue have not been and are not expected to be material to the Company's financial condition or results of operations.

ITEM 7A.  QUANTITATIVE     AND      QUALITATIVE
          DISCLOSURES ABOUT MARKET RISK

     Except for the Revolving Credit Facility, under which $90.0 million was outstanding at December 31, 1998, and certain other long-term debt outstanding at December 31, 1998 in the aggregate amount of $5.5 million (collectively, the "Variable Rate Debt"), all of the Company's other long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to the WFB prime interest rate or LIBOR in effect from time to time, in each case plus an applicable margin determined by the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula. At December 31, 1998, the average interest rate applicable to the Revolving Credit Facility and the other Variable Rate Debt was 9.25%. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at December 31, 1998, would increase the Company's annual interest costs by approximately $955,000. The Company has entered into an interest rate collar agreement with WFB to manage the effects of fluctuations in the interest rate applicable to LIBOR draws under the Revolving Credit Facility.

     Although the Company manages its short-term cash assets with a view to maximizing return with minimal risk, the Company does not invest in market rate sensitive instruments for trading or other purposes, including so-called derivative securities, and the Company is not exposed to foreign currency exchange risks or commodity price risks in its portfolio transactions.

ITEM 8.   FINANCIAL       STATEMENTS        AND
          SUPPLEMENTARY DATA

     The Report of the Company's Independent Public Accountants appears at page F-1 hereof, and the Consolidated Financial
Statements and Notes to Consolidated Financial Statements of  the
Company appear at pages F-2 through F-29 hereof.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH
          ACCOUNTANTS    ON   ACCOUNTING    AND
          FINANCIAL DISCLOSURE.

     None.

                            PART III

ITEM 10.  DIRECTORS  AND EXECUTIVE OFFICERS  OF
          THE REGISTRANT

     The information required by this Item is set forth under the captions "Item 1 - Election of Directors - Information Concerning the Nominees" and "- Directors and Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 12.  SECURITY    OWNERSHIP   OF    CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth under the caption "Item 1 - Election of Directors - Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

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

                             PART IV

ITEM 14.  EXHIBITS,     FINANCIAL     STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K

The following are filed as part of this Report:

  (a)1.     Financial Statements

          Report of Independent Public Accountants.
          Consolidated  Balance Sheets as  of  December  31,
             1997 and 1998.
          Consolidated  Statements of Income for  the  years
             ended December 31, 1996, 1997 and 1998.
          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998.
          Consolidated  Statements of  Cash  Flows  for  the
             years ended December 31, 1996, 1997 and 1998. Notes to Consolidated Financial Statements.

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

EXHIBI
  T        DESCRIPTION OF EXHIBIT          METHOD OF FILING
NUMBER


 3.1    Articles of Incorporation of   Incorporated by reference
        Ameristar Casinos, Inc.        to Exhibit 3.1 to
        ("ACI").                       Registration Statement on
                                       Form S-1 filed by ACI
                                       under the Securities Act
                                       of 1933, as amended (File
                                       No. 33-68936) (the
                                       "Form S-1").
 3.2    Bylaws of ACI.                 Incorporated by reference
                                       to Exhibit 3.2 to ACI's
                                       Annual Report on Form 10-
                                       K for the year ended
                                       December 31, 1995 (the
                                       "1995 10-K").
 4.1    Specimen Common Stock          Incorporated by reference
        Certificate.                   to Exhibit 4 to Amendment
                                       No. 2 to the Form S-1.
4.2(a)  Credit Agreement, dated as of  Incorporated by reference
        July 8, 1997, among ACI,       to Exhibits 4.1 and 99.1
        Cactus Pete's, Inc. ("CPI"),   to the Current Report on
        Ameristar Casino Vicksburg,    Form 8-K of ACI filed on
        Inc. ("ACVI"), Ameristar       July 30, 1997 (the "July
        Casino Council Bluffs, Inc.    1997 8-K").
        ("ACCBI") and Ameristar
        Casino Las Vegas, Inc.
        ("ACLVI"), as Borrowers, the
        Lenders named therein, and
        Wells Fargo Bank, National
        Association ("WFB") as
        Arranger, Agent Bank and
        Swingline Lender, together
        with a list describing
        omitted schedules and
        exhibits thereto.
4.2(b)  First Amendment to Credit      Filed electronically
        Agreement, dated as of         herewith
        September 9, 1998, among ACI,
        CPI, ACVI, ACCBI, ACLVI, the
        lenders named therein and
        WFB, as Swingline Lender and
        Agent Bank.
4.2(c)  Interest Rate Collar           Filed electronically
        Agreement dated August 10,     herewith
        1998, between ACI and WFB.
4.3(a)  Indenture, dated as of         Incorporated by reference
        July 15, 1997, among ACI,      to Exhibit 4.2 to the
        ACLVI, ACVI, A.C. Food         July 1997 8-K.
        Services, Inc. ("ACFSI"), AC
        Hotel Corp. ("ACHC"), ACCBI
        and First Trust National
        Association, including the
        forms of Notes and Subsidiary
        Guarantees issued thereunder.
4.3(b)  Registration Rights            Incorporated by reference
        Agreement, dated as of         to Exhibit 4.3 to the
        July 15, 1997, among ACI,      July 1997 8-K.
        ACCBI, ACFSI, ACHC, ACLVI,
        ACVI, CPI, Bear, Stearns &
        Co. Inc., BT Securities
        Corporation and First Chicago
        Capital Markets, Inc.
4.3(c) Supplemental Indenture, dated Incorporated by reference as of October 24, 1997, among to Exhibit 4.1(c) to
        ACI, CPI, ACLVI, ACVI, ACFSI,  Amendment No. 1 to
        ACHC, ACCBI and First Trust    Registration Statement on
        National Association.          Form S-4 filed by ACI,
                                       CPI, ACVI, ACCBI, ACLVI,
                                       ACFSI and ACHC under the
                                       Securities Act of 1933,
                                       as amended (File No. 333-
                                       34381) (the "Form S-4").
 4.4    Other Long-Term Debt.          See Exhibits 10.8(e)-(h)
        See Exhibits 10.8(e)-(h) and   and 99.1.
        99.1.
*10.1(  Employment Agreement, dated    Incorporated by reference
  a)    November 15, 1993, between     to Exhibit 10.1(a) to
        ACI and Thomas M. Steinbauer.  ACI's Annual Report on
                                       Form 10-K for the year
                                       ended December 31, 1994
                                       (the "1994 10-K").
*10.2   Ameristar Casinos, Inc. 1993   Incorporated by reference
        Non-Employee Director Stock    to Exhibit 10.2 to ACI's
        Option Plan, as amended and    Quarterly Report on Form
        restated.                      10-Q for the quarter
                                       ended June 30, 1994.
*10.3   Ameristar Casinos, Inc.        Incorporated by reference
        Management Stock Option        to Exhibit 10.3 to ACI's
        Incentive Plan, as amended     Quarterly Report on Form
        and restated.                  10-Q for the quarter
                                       ended September 30, 1996
                                       (the "September 1996 10-
                                       Q").
*10.4   Form of Indemnification        Incorporated by reference
        Agreement between ACI and      to Exhibit 10.33 to
        each of its directors and      Amendment No. 2 to the
        officers.                      Form S-1.
*10.5   Housing Agreement, dated       Incorporated by reference
        November 15, 1993 between CPI  to Exhibit 10.17 to the
        and Craig H. Neilsen.          1994 10-K.
 10.6   Plan of Reorganization, dated  Incorporated by reference
        November 15, 1993, between     to Exhibit 2.1 to the
        ACI and Craig H. Neilsen in    1994 10-K.
        his individual capacity and
        as trustee of the
        testamentary trust created
        under the last will and
        testament of Ray Neilsen
        dated October 9, 1963.
 10.7   Excursion Boat Sponsorship     Incorporated by reference
        and Operations Agreement,      to Exhibit 10.15 to the
        dated September 15, 1994,      1995 10-K.
        between Iowa West Racing
        Association and ACCBI.
10.8(a) Merger Agreement, dated as of  Incorporated by reference
        May 31, 1996, among Gem        to Exhibits 10.1 and 99.1
        Gaming, Inc. ("Gem"), ACI,     to ACI's Quarterly Report
        ACLVI, Steven W. Rebeil        on Form 10-Q for the
        ("Rebeil") and Dominic J.      quarter ended June 30,
        Magliarditi ("Magliarditi"),   1996 (the "June 1996 10-
        together with a list           Q").
        describing omitted schedules
        and exhibits thereto.
10.8(b) First Amendment to Merger      Incorporated by reference
        Agreement, dated July 2,       to Exhibit 10.5 to the
        1996, among Gem, ACI, ACLVI,   June 1996 10-Q.
        Rebeil and Magliarditi.
10.8(c) Second Amendment to Merger     Incorporated by reference
        Agreement, dated as of         to Exhibits 10.3 and 99.1
        September 27, 1996, among      to ACI's Current Report
        Gem, ACI, ACLVI, Rebeil and    on Form 8-K filed on
        Magliarditi, together with a   October 24, 1996 (the
        list describing omitted        "October 1996 8-K").
        schedules and exhibits
        thereto.
10.8(d) Settlement Agreement, dated    Incorporated by reference
        as of May 3, 1997, among ACI,  to Exhibit 10.1 to ACI's
        ACLVI, Rebeil, Magliarditi,    Quarterly Report on Form
        Gem Air, Inc. and NVAGAIR.     10-Q for the quarter
                                       ended March 31, 1997.
10.8(e) Promissory Note, dated as of   Incorporated by reference
        June 1, 1997, made by ACI      to Exhibit 10.8(k) to the
        payable to the order of        Form S-4.
        Rebeil in the original
        principal amount of
        $13,232,146.
10.8(f) Promissory Note, dated as of   Incorporated by reference
        June 1, 1997, made by ACI      to Exhibit 10.8(l) to the
        payable to the order of        Form S-4.
        Magliarditi in the original
        principal amount of $417,854.
10.8(g) Non-Negotiable Promissory      Incorporated by reference
        Note, dated as of June 1,      to Exhibit 10.8(m) to the
        1997, made by ACI payable to   Form S-4.
        the order of Rebeil in the
        original principal amount of
        $14,540,820.
10.8(h) Non-Negotiable Promissory      Incorporated by reference
        Note, dated as of June 1,      to Exhibit 10.8(n) to the
        1997, made by ACI payable to   Form S-4.
        the order of Magliarditi in
        the original principal amount
        of $459,180.
10.9(a) Lease, dated September 8,      Incorporated by reference
        1992, between Magnolia Hotel   to Exhibit 10.2 to the
        Company and ACVI as the        Form S-1.
        assignee of Craig H. Neilsen.
10.9(b) First Amendment to Agreement,  Incorporated by reference
        dated July 14, 1993, between   to Exhibit 10.2(b) to the
        Magnolia Hotel Company and     1995 10-K.
        ACVI as the assignee of Craig
        H. Neilsen.
10.9(c) Second Amendment to Lease      Incorporated by reference
        Agreement, dated June 1,       to Exhibit 10.2(c) to the
        1995, between Magnolia Hotel   1995 10-K.
        Company and ACVI.
10.10(a)Lease, dated September 18,     Incorporated by reference
        1992, between R.R. Morrison,   to Exhibit 10.3 to the
        Jr. and ACVI as the assignee   Form S-1.
        of Craig H. Neilsen.
10.10(b)First Amendment to Lease       Incorporated by reference
        Agreement, dated June 1,       to Exhibit 10.3 to the
        1995, between R.R. Morrison &  1995 10-K.
        Son, Inc. and ACVI.
10.11(a)Lease, dated December 11,      Incorporated by reference
        1992, between Martha Ker       to Exhibit 10.4 to the
        Brady Lum et. Al. and ACVI as  Form S-1.
        the assignee of Craig H.
        Neilsen.
10.11(b)First Amendment to Lease       Incorporated by reference
        Agreement, dated June 1,       to Exhibit 10.4(b) to the
        1995, between Lawrence O.      1995 10-K.
        Branyan, Jr., as trustee of
        the Brady-Lum Family Trust
        dated May 15, 1993 and ACVI.
10.12   Settlement, Use and            Incorporated by reference
        Management Agreement and DNR   to Exhibits 10.12 and
        Permit, dated May 15, 1995,    99.1 to ACI's Annual
        between the State of Iowa      Report on Form 10-K for
        acting through the Iowa        the year ended
        Department of Natural          December 31, 1996 (the
        Resources and ACCBI as the     "1996 10-K").
        assignee of Koch Fuels, Inc.
10.13   Option Agreement, dated July   Incorporated by reference
        11, 1995, between Levy Realty  to the Exhibit 10.13 to
        Trust and ACLVI as the         the 1996 10-K.
        successor to Gem.
 21.1   Subsidiaries of ACI.           Incorporated by reference
                                       to Exhibit 21.1 to the
                                       Form S-4.
 23.1   Consent of Arthur Andersen     Filed electronically
        LLP.                           herewith.
 27.1   Financial Data Schedule        Filed electronically
                                       herewith.
 99.1   Agreement to furnish           Filed electronically
        Securities and Exchange        herewith.
        Commission certain
        instruments defining the
        rights of holders of certain
        long-term debt.
_________________________________
*   Denotes  a  management  contract  or  compensatory  plan   or
arrangement.



  (b)  Reports on Form 8-K



          None.



                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERISTAR CASINOS, INC.
                          (Registrant)

March 29, 1999               By:   /s/ Craig H. Neilsen
                                   Craig H. Neilsen
                                   President, Chairman of the
                                   Board and CEO

     Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE              NAME AND TITLE           DATE

                         Craig H. Neilsen,
                         President, Chairman of
/s/ Craig H. Neilsen     the Board and CEO         March 29, 1999
                         (principal executive
                         officer)


/s/ Thomas M. Steinbauer Thomas M. Steinbauer,
                         Senior Vice President of
                         Finance and
                         Administration
                         (principal financial      March 29, 1999
                         officer and principal
                         accounting officer) and
                         Director


/s/ Paul I. Corddry      Paul I. Corddry,          March 29, 1999
                         Director


/s/ Larry A. Hodges      Larry A. Hodges,          March 29, 1999
                         Director


/s/ Warren E. McCain     Warren E. McCain,         March 29, 1999
McCain                   Director


      On   this    29th    of  March  1999,  Craig   H.   Neilsen
directed Chris Hinton, in his presence as well as our own, to sign the foregoing document as "Craig H. Neilsen." Upon viewing the signatures as signed by Chris Hinton and in our presence, Craig H. Neilsen declared to us that he adopted them as his own signatures.

                              /s/Donna Vido
                              Witness


                              /s/Cheryl L. Atchison
                              Witness

STATE OF NEVADA          )
                         ):ss.
COUNTY OF CLARK          )

     I, Joyce M. King, Notary Public in and for said county and state, do hereby certify that Craig H. Neilsen personally appeared before me and is known or identified to me to be the president and chief executive officer of Ameristar Casinos, Inc. the corporation that executed the within instrument or the person who executed the instrument on behalf of said corporation. Craig
H. Neilsen, who being unable due to physical incapacity to sign his name or offer his mark, did direct Chris Hinton, in his presence, as well as my own, to sign his name to the foregoing document. Craig H. Neilsen, after viewing his name as signed by Chris Hinton, thereupon adopted the signatures as his own by acknowledging to me his intention to so adopt as if he had personally executed the same both in his individual capacity and in behalf of said corporation, and further acknowledged to me that such corporation executed the same.

     IN WITNESS WHEREOF, I have hereunto set my hand and official
seal this   29th   day of March 1999.

                              /s/Joyce M. King
                              Notary Public

My Commission Expires:   July 23, 2002

Residing at:             Las Vegas, NV

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Ameristar Casinos, Inc.:


We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameristar Casinos, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                ARTHUR ANDERSEN LLP

Las Vegas, Nevada
March 10, 1999
(except with respect to matter discussed in Note 5, as to which the date is March 31, 1999)

                     AMERISTAR CASINOS, INC.
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS
                     (Amounts in Thousands)

                                                       December 31,
                                                     1997        1998
                                                   --------    --------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 13,031    $ 18,223
  Restricted cash                                       153         119
  Accounts receivable, net                            2,051       1,476
  Income tax refund receivable                        2,103       2,815
  Inventories                                         2,300       3,614
  Prepaid expenses                                    4,125       4,794
  Deferred income taxes                               2,724       3,906
                                                   --------    --------
    Total current assets                             26,487      34,947
                                                   --------    --------

PROPERTY AND EQUIPMENT, at cost:
  Buildings and improvements                        171,942     260,716
  Building under capitalized lease                      800         800
  Furniture, fixtures and equipment                  54,024      91,329
  Furniture, fixtures and equipment
   under capitalized leases                           7,531       3,907
                                                   --------    --------
                                                    234,297     356,752
    Less: Accumulated depreciation and
      amortization                                   68,951      92,708
                                                   --------    --------
                                                    165,346     264,044
  Land                                               26,309      26,485
  Land under capitalized leases                       4,865       4,865
  Construction in progress                           85,648       2,426
                                                   --------    --------
                                                    282,168     297,820
                                                   --------    --------
PREOPENING COSTS                                      6,820         -
                                                   --------    --------
EXCESS OF PURCHASE PRICE OVER FAIR
 MARKET VALUE OF NET ASSETS ACQUIRED                 15,408      15,046
                                                   --------    --------
DEPOSITS AND OTHER ASSETS                             5,303       3,924
                                                   --------    --------
                                                   $336,186    $351,737
                                                   ========    ========

The accompanying notes are an integral part of these consolidated balance sheets.

                        AMERISTAR CASINOS, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (CONTINUED)

              LIABILITIES AND STOCKHOLDERS' EQUITY
            (Amounts in Thousands, Except Share Data)

                                                       December 31,
                                                      1997        1998
                                                    --------    --------
CURRENT LIABILITIES:
  Accounts payable                                  $  4,772    $  6,324
  Construction contracts payable                      19,391         913
  Accrued liabilities                                 21,549      26,359
  Current obligations under
   capitalized leases                                    875       2,398
  Current maturities of notes payable
   and long-term debt                                  5,635       9,924
                                                    --------    --------
    Total current liabilities                         52,222      45,918
                                                    --------    --------
OBLIGATIONS UNDER CAPITALIZED
 LEASES, net of current
 maturities                                            9,600      13,196
                                                    --------    --------
NOTES PAYABLE AND LONG-TERM
 DEBT, net of current maturities                     183,513     217,203
                                                    --------    --------
DEFERRED INCOME TAXES                                 10,212       7,496
                                                    --------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par
   value:  Authorized -
   30,000,000 shares; Issued -  None                     -          -
  Common stock, $.01 par value:
   Authorized - 30,000,000
   shares; Issued and
   outstanding - 20,360,000
   shares at December 31, 1997
   and 1998                                              204         204
  Additional paid-in capital                          43,043      43,043
  Retained earnings                                   37,392      24,677
                                                    --------    --------

                                                      80,639      67,924
                                                    --------    --------
                                                    $336,186    $351,737
                                                    ========    ========

The accompanying notes are an integral part of these consolidated balance sheets.

                        AMERISTAR CASINOS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts in Thousands, Except Per Share Data)
                                            Years ended December 31,
                                           1996      1997      1998
                                         --------  --------  --------
REVENUES:
  Casino                                 $161,338  $173,077  $216,345
  Food and beverage                        24,250    30,672    45,745
  Rooms                                     7,641     9,685    14,434
  Other                                     7,760     8,275     9,966
                                         --------  --------  --------
                                          200,989   221,709   286,490
  Less: Promotional
   allowances                              12,524    15,530    22,071
                                         --------  --------  --------
    Net revenues                          188,465   206,179   264,419
                                         --------  --------  --------
OPERATING EXPENSES:
  Casino                                   75,685    78,733   105,331
  Food and beverage                        16,773    19,784    31,506
  Rooms                                     2,368     3,130     5,791
  Other                                     7,054     7,546     8,592
  Selling, general and
   administrative                          47,758    51,958    75,147
  Depreciation and
   amortization                            14,135    16,358    24,191
  Abandonment loss                            -         646       -
  Preopening costs                          7,379       -      10,611
                                         --------  --------  --------
    Total operating expenses              171,152   178,155   261,169
                                         --------  --------  --------
    Income from operations                 17,313    28,024     3,250

OTHER INCOME (EXPENSE):
  Interest income                             354       445       378
  Interest expense                         (8,303)  (12,107)  (22,699)
  Other                                       (77)      (35)       (7)
                                         --------  --------  --------
INCOME (LOSS) BEFORE
 INCOME TAX PROVISION
 (BENEFIT)                                  9,287    16,327   (19,078)
  Income tax provision
   (benefit)                                3,390     5,959    (6,363)
                                         --------  --------  --------
INCOME (LOSS) BEFORE
 EXTRAORDINARY LOSS                        5,897     10,368   (12,715)

EXTRAORDINARY LOSS ON EARLY
 RETIREMENT OF DEBT, net of
 income tax benefit of $0,
 $387 and $0, respectively                   -         (673)      -
                                         --------  --------  --------
NET INCOME (LOSS)                        $  5,897  $  9,695  $(12,715)
                                         ========  ========  ========


                        AMERISTAR CASINOS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (CONTINUED)
          (Amounts in Thousands, Except Per Share Data)

                                            Years ended December 31,
                                            1996      1997      1998
                                          --------  --------  --------
EARNINGS (LOSS) PER SHARE:
  Income (loss) before
  extraordinary loss
    Basic and diluted                     $   0.29  $   0.51  $  (0.62)
  Net income (loss)
    Basic and diluted                     $   0.29  $   0.48  $  (0.62)

WEIGHTED AVERAGE
 SHARES OUTSTANDING                         20,360    20,360    20,360

























The accompanying notes are an integral part of these consolidated financial statements.

                        AMERISTAR CASINOS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         (Amounts in Thousands, Except Number of Shares)
                              Capital Stock   Additional
                            No. of            Paid-In    Retained
                            Shares   Balance  Capital    Earnings    Total
                        ----------  --------  --------   --------  --------

Balance,
 December 31, 1995      20,360,000  $    204  $ 43,043   $ 21,800  $ 65,047

  Net income                -            -         -        5,897     5,897
                        ----------  --------  --------   --------  --------
Balance,
 December 31, 1996      20,360,000       204    43,043     27,697    70,944

  Net income                -            -         -        9,695     9,695
                        ----------  --------  --------   --------  --------
Balance,
 December 31, 1997      20,360,000       204    43,043     37,392    80,639

  Net loss                  -            -         -      (12,715)  (12,715)
                        ----------  --------  --------   --------  --------
Balance,
 December 31, 1998      20,360,000  $    204  $ 43,043   $ 24,677  $ 67,924
                        ==========  ========  ========   ========  ========



















The accompanying notes are an integral part of these consolidated financial statements.


                      AMERISTAR CASINOS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in Thousands)


                                          Years ended December 31,
                                          1996      1997      1998
                                        --------  --------  --------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net income (loss)                     $  5,897  $  9,695  $(12,715)

  Adjustments to reconcile
   net income (loss) to net
   cash provided by operating
   activities:
    Depreciation and
      amortization                        14,135    16,358    24,191
    Change in deferred income taxes         (181)    2,964    (3,898)
    Net (gain) loss on
      disposition of assets                  (56)      505        11
    Amortization of debt
      issuance costs                         229       424       661
    Preopening costs                       7,379       -      10,611
    Extraordinary loss on
      early retirement of debt               -       1,060       -
    Changes in current assets
      and liabilities:
       Restricted cash                      (162)      265        34
       Accounts receivable, net              (94)     (643)      575
       Income tax receivable                 -      (2,103)     (712)
       Inventories                          (112)       85    (1,314)
       Prepaid expenses                     (468)     (374)     (669)
       Accounts payable                    3,524    (2,531)    1,552
       Accrued liabilities                 3,037     7,985     4,810
       Income taxes payable                   49       (49)      -
                                        --------  --------  --------
  Total adjustments                       27,280    23,946    35,852
                                        --------  --------  --------
Net cash provided by operating
 activities                               33,177    33,641    23,137
                                        --------  --------  --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Capital expenditures                   (43,087)  (72,932)  (32,312)
  Increase (decrease) in
   construction contracts payable         (4,791)   14,055   (18,478)
  Proceeds from sale of assets                56       126       -
  Increase in deposits and
   other assets                           (5,924)   (4,666)   (3,073)
                                        --------  --------  --------
Net cash used in investing
 activities                              (53,746)  (63,417)  (53,863)
                                        --------  --------  --------

                     AMERISTAR CASINOS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (CONTINUED)
                     (Amounts in Thousands)

                                          Years ended December 31,
                                          1996      1997      1998
                                        --------  --------  --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Proceeds from issuance of
   long-term debt                       $ 44,628  $150,786  $ 42,606
  Debt issuance costs                        -      (4,439)      -
  Minority interest income                   -         (16)      -
  Restricted security deposit             11,511       -         -
  Principal payments of long-
   term debt and capitalized
   leases                                (39,633) (114,248)   (6,688)
                                        --------  --------  --------

Net cash provided by financing
 activities                               16,506    32,083    35,918
                                        --------  --------  --------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                (4,063)    2,307     5,192

CASH AND CASH EQUIVALENTS --
 BEGINNING OF YEAR                        14,787    10,724    13,031
                                        --------  --------  --------

CASH AND CASH EQUIVALENTS -
 END OF YEAR                            $ 10,724  $ 13,031  $ 18,223
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

     CPI owns and operates two casino-hotels in Jackpot, Nevada -
- Cactus Petes Resort Casino and The Horseshu Hotel and Casino. ACVI owns and operates Ameristar Vicksburg, a riverboat-themed dockside casino, and related land-based facilities in Vicksburg, Mississippi. ACCBI owns and operates Ameristar Council Bluffs, a riverboat casino and associated hotel and other land-based facilities in Council Bluffs, Iowa. ACLVI owns and operates The Reserve Hotel Casino ("The Reserve") in the Henderson-Green Valley suburban area of Las Vegas, Nevada, which opened February 10, 1998.

     The gaming licenses granted to ACVI and ACCBI must be periodically renewed by the respective state gaming authorities to continue gaming operations. In addition, ACCBI's gaming operations are subject to a county-wide reauthorizing referendum every eight years, commencing in 2002.

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

  Accounts receivable

     Gaming receivables are included as part of the Company's accounts receivable balance. An allowance of $464,000 and $304,000 at December 31, 1997 and 1998, respectively, has been applied to reduce receivables to amounts anticipated to be collected.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted average basis.

  Interest Rate Collar Agreement

     The Company uses an interest rate collar agreement to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreement, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the collar agreement.

  Depreciation and capitalization

     Property and equipment is recorded at cost, including interest charged on funds borrowed to finance construction. Interest of $2,313,000, $4,654,000 and $1,434,000 was capitalized for the years ended December 31, 1996, 1997 and 1998, respectively. Depreciation is provided on both the straight-line and accelerated methods in amounts sufficient to relate the cost of depreciable assets to operations. Amortization of building and furniture, fixtures and equipment under capitalized leases is provided over the shorter of the estimated useful life of the asset or the term of the associated lease (including lease renewal or purchase options the Company expects to exercise). Depreciation and amortization is provided over the following estimated useful lives:

          Buildings and improvements         5 to 40 years
          Building under capitalized lease   39 years
          Furniture, fixtures and equipment  3 to 15 years
          Furniture,    fixtures
            and  equipment under
            capitalized leases               3 to 5 years

     Betterments, renewals and repairs that extend the life of an asset are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. The excess of the purchase price over fair market value of net assets acquired related to the Gem Gaming, Inc. acquisition (see Note 10) is being amortized over a 39-year period that commenced with the opening of The Reserve.

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

                                       Years ended December 31,
                                       1996      1997      1998
                                     --------  --------  --------
                                        (Amounts in Thousands)

     Food and beverage               $  9,560  $ 12,283  $ 20,399
     Room                                 732       708     1,024
     Other                                469       644       958
                                     --------  --------  --------
                                     $ 10,761  $ 13,635  $ 22,381
                                     ========  ========  ========

  Advertising

     The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $6,144,000, $5,453,000, and $9,966,000 for the years ended
December 31, 1996, 1997 and 1998, respectively.

  Business development expenses

     Business development expenses are general costs incurred in connection with identifying, evaluating and pursuing opportunities to expand into existing or emerging gaming jurisdictions. Such costs include, among others, legal fees, land option payments and fees for applications filed with regulatory agencies and are expensed as incurred.

  Preopening costs

     Preopening costs primarily represent direct personnel and other operating costs incurred prior to the opening of new facilities. These costs are capitalized as incurred. Upon commencement of operations, the Company expenses all such preopening costs. The Accounting Standard Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Reporting the Costs of Start-up Activities." The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and require that the costs associated with start-up activities (including

      preopening  costs  of casinos)  be  expensed  as  incurred.
Management estimates that this SOP will have no impact on the Company's results of operations or financial position.

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

  Earnings Per Share

     In 1997, the Company adopted SFAS No. 128 - Earnings Per Share. SFAS 128 replaces previously reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options. Basic and diluted earnings per share are equal for the years ended December 31, 1996, 1997 and 1998 as the outstanding stock options were antidilutive.

  Reclassifications

     Certain reclassifications, having no effect on net income, have been made to the prior periods' consolidated financial statements to conform with the current year presentation.


NOTE 2 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                             December 31,
                                            1997      1998
                                          --------  --------
                                        (Amounts in Thousands)

          Compensation and related
             benefits                     $  5,488  $  7,164
          Taxes other than
           income taxes                      4,625     5,649
          Progressive slot
           machine jackpot                     959     1,753
          Interest                           6,129     6,013
          Deposits and other
           accruals                          4,348     5,780
                                          --------  --------
                                          $ 21,549  $ 26,359
                                          ========  ========

NOTE 3 - FEDERAL INCOME TAXES

     The components of the income tax provision are as follows:

                                        Years ended December 31,
                                        1996      1997      1998
                                      --------  --------  --------
                                        (Amounts in Thousands)

     Current                          $  3,571  $  2,371  $ (5,312)
     Deferred                             (181)    3,588    (1,051)
                                      --------  --------  --------
       Provision (benefit) on
       income before
       extraordinary item                3,390     5,959    (6,363)

     Tax benefit of extraordinary item     -        (387)
                                      --------  --------  --------
                                      $  3,390  $  5,572  $ (6,363)
                                      ========  ========  ========

     The reconciliation of income tax at the Federal statutory rates to income tax expense is as follows:

                                       Years ended December 31,
                                       1996      1997      1998
                                     --------  --------  --------

          Federal statutory rate        35%       35%      34%
          Nondeductible expenses         2%        2%      (1%)
                                     --------  --------  --------
                                        37%       37%      33%
                                     ========  ========  ========

     Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability consisted of the following:


                                              December 31,
                                            1997       1998
                                          --------  --------
                                        (Amounts in Thousands)

     Deferred tax assets:
       Preopening costs                   $  2,212   $  4,290
       Accrued book expenses not
          currently deductible               1,674      2,769
       Alternative minimum tax credit (1)    2,409      4,716
       Project development costs             1,118      1,118
       Net operating loss carry forward(2)     -          540
       Book loss in excess of tax loss         202        202
       Asset reserves                          161        105
       Other                                   161        212
                                          --------   --------
          Total deferred tax assets          7,937     13,952
                                          --------   --------
     Deferred tax liabilities:
       Tax depreciation in excess of
          book depreciation                (13,598)   (15,277)
       Book capitalized interest
          in excess of tax                    (451)      (451)
       Other                                (1,376)    (1,814)
                                          --------   --------
          Total deferred tax liabilities   (15,425)   (17,542)
                                          --------   --------
     Net deferred tax liability           $ (7,488)  $ (3,590)
                                          ========   ========

_____________
       (1)The  excess  of  the  alternative  minimum  tax
         over  regular  Federal income  tax  is  a  tax
         credit    which   can   be   carried   forward
         indefinitely  to reduce future Federal  income
         tax liabilities.
       (2)The  Company  has  available  at  December  31,
         1998,  $1,587,000 of an unused operating  loss
         carryforward  that  may  be  applied   against
         future taxable income and that expires in the year 2018.


NOTE 4 - SUPPLEMENTAL CASH FLOW DISCLOSURES

     The Company made cash payments for interest, net of amounts capitalized, of $7,930,000, $8,223,000 and $22,515,000 for the
years ended December 31, 1996, 1997 and 1998, respectively.

     The  Company made cash payments for Federal income taxes  of
$2,900,000,   $4,760,000,  and  $350,000  for  the  years   ended
December 31, 1996, 1997 and 1998, respectively.

     The Company acquired assets through capitalized leases of $0, $2,998,000 and $7,180,000 during the years ended December 31, 1996, 1997 and 1998, respectively.

     The Company acquired assets through the issuance of notes payable of $3,173,000, $704,000 and $0 during the years ended
December 31, 1996, 1997 and 1998, respectively.

     The Company retired the balance of $94,500,000 under the 1995 Revolving Credit Facility by entering into a new Revolving
Credit  Facility (see Note 5) during the year ended December  31,
1997.

     The Company assumed a note payable of $311,000 and recognized a minority interest of $271,000 in connection with the purchase of certain aviation-related assets in 1996. These assets were returned to Gem Gaming as part of the merger settlement (See Note 10).

     The   following  reflects  the  noncash  components  of  the
Company's acquisition of Gem Gaming, Inc. (amounts in thousands):

          Purchase   price  -   Notes
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
                                                ========

     Adjustments to the excess of purchase price over fair market value of net assets acquired as of December 31, 1997 due to the Gem Settlement Agreement (see Note 10) are as follows (amounts in thousands):

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
                                                ========

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of the following:

                                              December 31,
                                            1997       1998
                                          --------   --------
                                        (Amounts in Thousands)

  Revolving  Credit  Facility   (see
   below)                                 $ 54,550   $ 90,000

  10.5  percent  Senior Subordinated
   Notes,   interest  only   payable
   semiannually,    principal    due
   August 1, 2004                          100,000    100,000

  Notes  payable  issued  to  former
   stockholders of Gem Gaming,  Inc.
   with   interest  at  8   percent,
   interest     payable    quarterly
   beginning   July   1997   through
   October  1998  and  then  monthly
   thereafter,  periodic   principal
   payments beginning November 1998,
   due  December 31, 2004  (See Note
   10)                                      28,650     26,650

  Note   payable  to  lender,   with
   interest  at 15 percent,  secured
   by  a  deed of trust on the hotel
   at   ACVI,  interest  payable  in
   periodic payments, principal  due
   December 31, 1999.                        1,856      7,453

  Mortgages payable to United States
   Department  of Agriculture  Rural
   Economic       and      Community
   Development    Services    Multi-
   Housing   Program  with  variable
   interest   (effective   rate   of
   approximately 3.8 percent and 4.2
   percent   for  the  years   ended
   December   31,  1997  and   1998,
   respectively), collateralized  by
   a  first deed of trust on certain
   apartment units and land, due  in
   variable monthly payments of  not
   less   than   $4,725,   including
   interest,  through November  2016
   and October 2033.                         1,335      1,292

  Note payable to financing company,
   with  interest at 10.75  percent,
   collateralized     by     certain
   equipment,    due   in    monthly
   principal  and interest  payments
   of $53,177 through January 1999.          1,431        877

  Other                                      1,326        855
                                          --------   --------
                                           189,148    227,127

  Less: Current maturities                   5,635      9,924
                                          --------   --------
                                          $183,513   $217,203
                                          ========   ========

     On July 5, 1995, the Company, as borrower, and its principal operating subsidiaries, as guarantors, entered into a Revolving
Credit Facility (the "1995 Revolving Credit Facility") with Wells
Fargo Bank, N.A. ("WFB"), and a syndicate of banks.

     On July 8, 1997, the Company, as borrower, and its principal operating subsidiaries, as guarantors, entered into a new $125 million Revolving Credit Facility (the "Revolving Credit Facility") with WFB, and a syndicate of banks. As a result of the retirement of the 1995 Revolving Credit Facility, the Company incurred an extraordinary pre-tax loss (related primarily to the write-off of unamortized loan costs) of $1,060,000.

     As of December 31, 1998, the Company had drawn $90.0 million on the Revolving Credit Facility. These borrowings were used to repay the 1995 Revolving Credit Facility and to fund the development of The Reserve. The proceeds from the Senior Subordinated Notes offering were used to repay a portion of the Revolving Credit Facility and fees to Revolving Credit Facility lenders.

     Originally, the Company could not borrow under the Revolving Credit Facility in excess of 3.25 times its rolling four-quarter EBITDA (earnings before interest, taxes, depreciation and amortization). The Company was also limited to borrowing no more than 5.0 times EBITDA in total debt as adjusted per the Revolving Credit Facility.

     The Company and the lenders amended the Revolving Credit Facility effective June 30, 1998. Under the amended Revolving Credit Facility, borrowings under the Revolving Credit Facility may not exceed 2.75 times the Company's rolling four quarter EBITDA (earnings before interest, taxes, depreciation and amortization), and the Company's total funded debt may not exceed the Company's rolling four-quarter EBITDA multiplied by a factor as follows: 5.25 commencing June 30, 1998; 5.5 commencing September 30, 1998; 5.25 commencing June 30, 1999; 4.75 commencing December 31, 1999; 4.5 commencing March 31, 2000;  and
4.0 commencing September 30, 2000. As of December 31, 1998, the total funded debt of the Company was 5.498 times the Company's rolling four-quarter EBITDA. The maximum amount available under the Revolving Credit Facility reduces semiannually commencing July 1, 1999 on a sliding scale (ranging from $2.5 million to $10.0 million in reductions) with a final reduction of $75.0 million at maturity on June 30, 2003.

     The Revolving Credit Facility, as amended, requires the Company to maintain a gross fixed charge coverage ratio of 1.25 to 1.0 until September 30, 1999, and 1.50 to 1.0 thereafter. The amended Revolving Credit Facility also limits the Company's aggregate capital expenditures in each year to an amount equal to 5 percent of its consolidated net revenue for

      the preceding year and prohibits the Company from incurring any additional secured indebtedness without the approval of the lenders. The amended Revolving Credit Facility also requires the Company to maintain a tangible net worth of at least $56,000,000, plus 90 percent of net income (without any reduction for net losses) as of the end of each quarter beginning September 30,
1998, plus 90 percent of the net proceeds of certain future equity offerings. As of March 31, June 30, September 30 and December 31, 1998, the Company has been in non-compliance with the tangible net worth requirement. In each instance of non-compliance, the Company has obtained a waiver of the violation from the lenders. As of December 31, 1998, the Company's tangible net worth was $2.8 million less than required by this covenant. The waiver for this violation was obtained on March 31, 1999 and also amended the Revolving Credit Facility's minimum tangible net worth requirement to $50.0 million as of that date.

     Under the terms of the Revolving Credit Facility, concurrent with each loan draw, the Company may select the interest rate based on either the London Interbank Offering Rate ("LIBOR") or WFB's prime interest rate. The maximum number of outstanding draws at any time using LIBOR is five, with a minimum draw amount of $5.0 million per draw. A LIBOR draw can be for a one-, two-, three- or six-month term with interest accruing monthly and due at the end of the term, but in no event less frequently than quarterly. The interest rate is fixed throughout the term of a LIBOR-based draw and, as amended, ranges from LIBOR plus 1.5 percentage points to LIBOR plus 4.0 percentage points. On a prime interest rate draw, the interest rate is variable and, as amended, ranges from a minimum of prime plus 0.25 percentage points to a maximum of prime plus 2.75 percentage points with interest payable monthly in arrears. As of December 31, 1998, the Company has taken LIBOR draws totaling $90.0 million with an average interest rate of approximately 9.25 percent per annum. The applicable margins for both LIBOR draws and prime interest rate draws adjust semiannually based on the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula.

     The Revolving Credit Facility is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The Revolving Credit Facility prohibits any secondary liens on these properties without the prior written approval of the lenders. Certain changes in control of the Company may constitute a default under the Revolving Credit Facility. The Revolving Credit Facility also requires the Company to expend a maximum of 5 percent of the consolidated net revenues for the preceding year on capital maintenance annually. The Revolving Credit Facility binds the Company to a number of other affirmative and negative covenants. These include promises to maintain certain financial ratios within defined parameters, not to engage in new businesses without lender approval and to make certain reports to the lenders. As of December 31, 1998, the Company was in compliance with these covenants, except as indicated above.

     The Company has entered into an interest rate collar agreement with WFB to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's Revolving Credit Facility. Under the agreement, which covers $50.0 million of the borrowings on the Revolving Credit Facility, the Company has a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. As of December 31, 1998, the

      Company  had  paid  approximately  $10,000  in   additional
interest as a result of this agreement. The agreement terminates on June 30, 2003 to coincide with the maturity of the Revolving
Credit Facility.

     On July 15, 1997, the Company completed an offering of $100 million in principal amount of 10-1/2% Senior Subordinated
Notes  due  2004 (the "Senior Subordinated Notes").   The  Senior
Subordinated  Notes have a coupon rate of 10.5 percent  and  were
sold  at  par.   Interest is due semiannually on February  1  and
August 1 of each year, and the maturity date is August 1, 2004. Proceeds of the offering were used to retire and refinance existing debt. The Senior Subordinated Notes are not secured and are subordinate to all existing and future Senior Indebtedness (as defined), which includes the Revolving Credit Facility.

     The indenture governing the Company's senior subordinated notes (the "Indenture") contains certain customary financial and other covenants, which among other things, govern the ability of the Company and its subsidiaries to incur indebtedness (except as specifically allowed) unless, after giving effect thereto, a 2.0 to 1.0 pro forma Consolidated Coverage Ratio (as defined in the Indenture) has been met. As of December 31, 1998, the Company was in compliance with these covenants.

     The Senior Subordinated Notes were issued by ACI, and all of ACI's current subsidiaries (the "Guarantors") have jointly and severally, and fully and unconditionally, guaranteed the Senior Subordinated Notes. Each of the Guarantors is a wholly owned subsidiary of ACI, and the Guarantors constitute all of ACI's direct and indirect subsidiaries. ACI is a holding company with no operations or material assets independent of those of the Guarantors, other than its investment in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to ACI in the form of cash dividends, loans or advances.

     In August 1997, AC Hotel Corp. entered into a loan agreement providing for borrowings of up to $7.5 million for the purpose of funding a portion of the construction costs of a 150-room hotel at Ameristar Vicksburg. This nonrecourse loan from a private lender is secured by a deed of trust on the hotel and the underlying land senior in priority to the liens securing the Revolving Credit Facility. Borrowings under this loan bear interest at 15 percent per annum, payable in periodic installments, and the loan matured in July 1998, but was amended to extend the maturity to December 31, 1999. The Company is required to pay a non-usage fee at the rate of 3 percent per annum on the undrawn loan balance, and draws are subject to the satisfaction of various conditions typically applicable to construction loans. As of December 31, 1998, the balance on this loan was $7.5 million.

     On December 28, 1995, ACCBI entered into a preferred ship mortgage with General Electric Credit Corp. ("GECC"). Borrowings totaled $11,511,000 and occurred on December 29, 1995. GECC required the Company to maintain a cash security deposit (the

      "Security  Deposit") in the full amount  of  the  borrowing until certain conditions precedent were fulfilled, including having the casino at Ameristar Council Bluffs fully operational and open to the general public for gaming operations and satisfying all licensing requirements within 30 days of the borrowing date. The Security Deposit was released by GECC on January 19, 1996. This borrowing was secured by the Council Bluffs casino. The loan's principal was to be repaid over four years. Principal payments of approximately $320,000 per month for the first 12 months and approximately $213,000 per month for the remaining 36 months were required. The Company had the right to prepay the entire borrowing at a premium ranging from one percent to two percent during the first 18 months of the loan. Thereafter until maturity, the Company had the right to prepay the loan without premium. ACI had entered into an unconditional guaranty of prompt payment and performance with respect to this borrowing. This borrowing was repaid in July 1997.

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

     Maturities of the Company's borrowings for the next five years as of December 31, 1998 are as follows (amounts in thousands):


                    1999                $  9,924
                    2000                   2,350
                    2001                   2,045
                    2002                   8,045
                    2003                  88,046
                    Thereafter           116,717
                                        --------
                                        $227,127
                                        ========

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

     Ameristar Vicksburg opened on February 27, 1994, at which time the primary terms of the leases became effective. The primary terms of the leases, expiring from 5 to 30 years from the opening date, require total payments of approximately $655,000 per year. Each lease contains a purchase option exercisable at various times during the term of the lease generally in varying amounts based on the time of exercise. The purchase options lapse in conjunction with the expiration dates of the primary terms of the corresponding leases. Assuming the Company defers the exercise of its purchase option under each lease to the expiration of the purchase option, the Company will pay $50,000 in 1999, approximately $1,500,000 in 2004 and approximately $480,000 in 2024 to purchase all of the parcels. If the Company were to accelerate its exercise of the purchase options to the earliest possible dates, the Company would pay approximately $6,086,000 in 1999.

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

     ACI had entered into two three-year capitalized lease agreements for computer equipment on behalf of ACCBI. Monthly payments were required totaling approximately $197,000 per year through November 1998. ACCBI had entered into a five-year capitalized
      lease   agreement  for  telephone   systems   and   related
equipment. This equipment was purchased at the time of the Company's debt refinancing in July 1997.

     CPI  has  entered into a four-year equipment lease  for  the financing  of slot equipment at the facility.  Monthly  principal payments  of $44,000 plus interest are required through May  2001 with a balloon payment in June 2001.

     ACLVI   has  entered  into  a  ten-year  capitalized   lease
agreement for signage at The Reserve, with monthly payments totaling approximately $260,000 per year through December 2006.

     ACLVI has entered into a four-year equipment lease for the financing of slot equipment at the facility. Monthly principal payments of $111,000 plus interest are required through January
2002 with a balloon payment in February 2002.

     Future minimum lease payments required under capitalized leases for the five years subsequent to December 31, 1998 are as follows (amounts in thousands):

               1999                               $  3,603
               2000                                  4,512
               2001                                  3,329
               2002                                  2,433
               2003                                    753
               Thereafter                           11,199
                                                  --------
                                                    25,829
               Less: Amount representing interest   10,235
                                                  --------
               Present value of minimum
                  lease payments                  $ 15,594
                                                  ========

     ACCBI, as lessor, has leased a portion of the Ameristar Council Bluffs site to an independent hospitality company, which operates a 140-room hotel on the property. The lease is for a period of 50 years beginning March 1, 1996. The lease requires the hospitality company to pay ACCBI base rent of $5,000 per month and percentage rent equal to 5 percent of the hotel's gross sales in excess of $2.0 million per year.

     ACI has leased office space located in Las Vegas, Nevada to serve as its corporate offices. The office space is leased under two operating lease agreements. The agreements require aggregate monthly payments of approximately $52,500, plus the Company's share of certain common area maintenance expenses. Payments under the leases are subject to annual escalation clauses corresponding to increases in the cost of living. The first lease agreement, covering approximately 90 percent of the office space leased by the Company, contains two three-year renewal options. The initial term of the first lease is through December 2001. The second lease agreement, covering approximately 10 percent of the office space leased by the Company, contains two two-year renewal options. The initial term of the second lease was through January 1998 and the first two-year option was exercised and with a new expiration
      date in January 2000.  The Company recorded rental  expense of approximately $360,000 and $533,000 under these leases in the years ended December 31, 1997, and 1998, respectively.


NOTE 7 - BENEFIT PLANS

  401(k) plan

     The Company instituted a defined contribution 401(k) plan in March 1996 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50 percent of the first four percent of each participating employee's compensation. Plan participants can elect to defer before-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contribution were $373,000, $570,000 and $485,000 for the fiscal years ended December 31, 1996, 1997, and 1998, respectively.

  Insurance plan

     The Company has a qualified employee insurance benefit trust covering all employees on a regular basis who work an average of 32 hours or more per week. The amount of the Company's contribution is determined by the Trust Committee. The plan also requires contributions from eligible employees and their dependents. The Company's contribution expense for the plan was approximately $2,258,000, $3,834,000 and $4,950,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

  Stock Option Plans

     The Company has adopted a Management Stock Option Incentive Plan ("Option Plan") which provides for the grant of options to purchase Common Stock intended to qualify as incentive stock options or non-qualified options. All officers, directors, employees, consultants, advisors, independent contractors and agents are eligible to receive options under the Option Plan, except that only employees may receive incentive stock options. The maximum number of shares available for issuance under the Option Plan is 1,600,000. No person eligible to receive options under the Option Plan may receive options for the purchase of more than an aggregate of 200,000 shares. The Option Plan is administered by the Board of Directors or, in its discretion, by a Committee of the Board of Directors.

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

     In December 1998, certain stock options were amended to reduce the per share exercise prices to $2.64 (the market price on the date of amendment) from initial exercise prices ranging from $2.78 to $6.13. Other than the exercise price, the option terms remained the same with respect to the vesting date and the remaining contractual life.

     The Company previously maintained a Non-Employee Director Stock Option Plan ("Director Plan") which provided for the grant of non-qualified options to purchase Common Stock to the non-employee members of the Company's Board of Directors. The issuance of new stock options under the Director Plan was terminated in June 1997. The Director Plan is administered by the Board of Directors.

     Under the Director Plan, each non-employee director was automatically granted an initial option to purchase 1,000 shares of Common Stock and automatically granted an option to purchase an additional 1,000 shares of Common Stock on each anniversary of such date if he remained a non-employee director on that anniversary date. Options granted under the Director Plan have an exercise price equal to the fair market value of the shares on the date of grant and have a term of 10 years from the date of grant. Options granted under the Director Plan become exercisable one year from the date of grant and are not transferable other than by will or the laws of descent and distribution. Options exercisable for 8,000 shares of Common Stock remain outstanding under the Director Plan.

     The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings
(loss) per share would have been reduced to the following pro forma amounts:

                                        Years ended December 31,
                                      1996      1997      1998
                                    --------  --------  --------
                        (Amounts in Thousands, Except Per Share Data)

  Net income (loss):  As reported   $  5,897  $  9,695  $(12,715)
                      Pro forma        5,708     9,491   (13,002)
  Earnings (loss)
  per share:          As reported   $   0.29  $   0.48  $  (0.62)
                      Pro forma         0.28      0.47     (0.64)

     The fair value of each option granted (or repriced during the period for which SFAS 123 is effective) is estimated on the date of grant (or repricing) using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants (or repricings) in 1996, 1997 and 1998, respectively: risk-free interest rates of 6.4, 6.2, and 4.5 percent; expected volatility of 63, 63 and 58 percent. The expected lives of the options are 5 years for 1996, 1997 and 1998. No dividends are expected to be paid.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Summarized information for the stock option plans is as follows:

                               1996             1997               1998
                         ----------------- ----------------   --------------
                                 Wtd. avg.         Wtd. avg.         Wtd. avg.
                         Shares  ex. price Shares  ex. price Shares  ex. price
                         ------- --------- ------- --------- ------- ---------
  Options outstanding,
   beginning of year     548,000  $6.15    566,000  $ 6.25    594,500  $ 6.12
     Granted              70,000   7.31    150,000    5.32    833,610    2.69
     Exercised               -                 -                  -
     Canceled            (52,000)  6.67   (121,500)   9.57   (288,000)   6.22
                         -------          --------          ---------
  Options outstanding,
     end of year         566,000   6.25    594,500    6.12  1,140,110    2.68
                         =======          ========          =========
 Options available
     for grant           534,000         1,013,500            467,890
  Options exercisable,
     end of year         154,800   6.24    233,800    6.25    184,300    2.75
  Weighted average
     fair value
  of options granted     $  4.34         $    3.14          $    1.18


     At  December  31,  1998, 1,132,110 of the 1,140,110  options outstanding have an exercise price of $2.64, with a weighted average exercise price of $2.64 and a weighted average remaining contractual life of 9.1 years. 6,000 options outstanding have exercise prices between $5.13 and $6.50, with a weighted average exercise price of $5.88 and a weighted average remaining contractual life of 7.2 years. The remaining 2,000 options have an outstanding exercise price of $16.00, with a remaining contractual life of 5.2 years.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

  Litigation

     The Company is engaged in several legal actions arising in the ordinary course of business. With respect to these legal actions, the Company believes that it has adequate legal defenses, insurance coverage or indemnification protection and believes that the ultimate outcome(s) will not have a material adverse impact on the Company's financial position.

     On October 14, 1998, a general contractor for certain interior construction at The Reserve filed a complaint against ACLVI in the District Court of Clark County, Nevada. The construction contract, as amended through change orders, provided for a guaranteed maximum price not to exceed $25,482,532, inclusive of fees to the contractor. The contractor alleged that ACLVI is obligated to pay it $5,621,098, plus interest, in excess of the guaranteed
      maximum price for additional labor costs invoiced to ACLVI.
The complaint does not state a specific theory for recovery. Settlement negotiations are ongoing, and ACLVI has answered the complaint. If this case is not resolved through the current settlement negotiations, ACLVI intends to vigorously defend this case.

     In June 1998, ACVI received a letter from the Financial Crimes Enforcement Network ("FinCEN") of the Department of Treasury identifying 26 alleged currency transaction reporting failures or errors that were discovered in an audit by the Internal Revenue Service covering an approximately 13-month period following the opening of Ameristar Vicksburg. ACVI has responded to the FinCEN letter and has implemented various steps intended to improve compliance with the currency transaction reporting requirements. ACVI is expected to meet with FinCEN officials in the near future concerning this matter, which Management anticipates will be resolved without a material adverse effect on the Company or its results of operations or financial condition.

     On February 17, 1998, ACI received a petition that E. L. Pennebaker, Jr. had filed with the Mississippi Gaming Commission. In that petition Mr. Pennebaker requests that the Mississippi Gaming Commission order ACI, Harrah's Vicksburg, Inc., and Riverboat Corporation of Mississippi-Vicksburg to stop opposing the approval and construction of a casino on the Big Black River and for such other corrective and punitive action that the Mississippi Gaming Commission might find appropriate. The bases for the petition are nearly identical to those alleged in the lawsuit filed by Mr. Pennebaker, which lawsuit is discussed below.

     On February 23, 1998, E. L. Pennebaker, Jr. filed a complaint in the Circuit Court of Pike County, Mississippi against ACI, Harrah's Vicksburg, Inc., Riverboat Corporation of Mississippi-Vicksburg, and Deposit Guaranty National Bank. The complaint was amended on February 27, 1998, to add James F.
Belisle, Multi Gaming Management, Inc. and Multi Gaming Management of Mississippi, Inc. as additional plaintiffs. The plaintiffs are property owners or have rights to acquire property along the Big Black River in Warren County, Mississippi. They allege they would have profited if the Mississippi Gaming Commission had found suitable for a casino a location along that river that was controlled by plaintiffs Belisle, Multi Gaming Management, Inc. and Multi Gaming Management of Mississippi, Inc. The plaintiffs further allege that the defendants entered into an agreement to hinder trade and restrain competition in the gaming industry in violation of the antitrust laws and the gaming laws of the Mississippi Code. Specifically, the plaintiffs allege the defendants conducted an aggressive campaign in opposition to the application of Horseshoe Gaming, Inc. for a gaming site on the Big Black River. The plaintiffs allege compensatory damages of $38.0 million and punitive damages of $200.0 million. ACI has answered the complaint and is defending the suit, in part, on the basis that its conduct alleged by the plaintiffs is constitutionally protected under the First Amendment.

     In September 1996, the Company received from the general contractor of the Main Street Pavilion and the hotel for its property in Council Bluffs, Iowa, a demand for arbitration regarding amounts due under the contract. The demand did not contain a plea for a specific
      amount of damages, and instead requested an award for extra or changed work, delayed, disrupted and accelerated work, together with inefficiencies and impacts experienced on the project, along with unpaid retainage and certain other costs. Based on a statement of damages filed in the arbitration, management estimated that the general contractor's claims were for an amount of approximately $4.6 million, which includes certain amounts due to subcontractors that have already been paid by ACCBI. ACCBI submitted a counterclaim in the arbitration for cost overruns in excess of the guaranteed maximum price that ACCBI has had to pay, liquidated damages for delay and certain other costs. ACCBI submitted a statement of damages in the arbitration proceeding seeking $7.1 million from the general contractor. As of December 31, 1996, $1,515,000 in cost overruns had been paid by the Company. In addition, at December 31, 1996, $2,154,000 of the Company's construction payables represented disputed general contractor claims. On November 13, 1997, the three-member arbitrator panel for the American Arbitration Association increased the guaranteed maximum price under the construction contract by approximately $690,000 to approximately $33.0 million and required the general contractor to pay to ACCBI approximately $825,000, plus interest, to compensate for cost overruns previously paid by ACCBI as settlement of the arbitration. As a result of this settlement, the Company was relieved of any liability for the $2,154,000 in disputed claims.


NOTE 9 - RELATED PARTY TRANSACTIONS

     The Company engages Neilsen and Company to provide certain construction and professional services, office space and other equipment and facilities. Neilsen and Company is controlled by the principal stockholder and President of the Company. Total payments to Neilsen and Company were $46,000, $43,000 and $33,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The Company also leases office space from the Lynwood Shopping Center which is controlled by the principal stockholder and President of the Company. Total payments to the Lynwood Shopping Center were $88,000, $31,000 and $23,000 for the years ended December 31, 1996, 1997 and 1998, respectively. In management's opinion, at the time the above described transactions were entered into, they were in the best interest of the Company and on terms as fair to the Company as could have been obtained from unaffiliated parties.


NOTE 10 - GEM GAMING, INC. MERGER

     On October 9, 1996, Gem Gaming, Inc. ("Gem"), a Nevada Corporation, was merged with and into ACLVI, pursuant to a merger agreement entered into on May 31, 1996, as amended in July and October, 1996 (the "Merger Agreement"). Gem was originally established to develop The Reserve. Activities relating to The Reserve have been included in the consolidated financial statements of the Company since October 9, 1996. The merger of Gem into ACLVI was recorded using the purchase method of accounting.

     Under the amended Merger Agreement, all of the outstanding shares of Gem common stock were cancelled at the merger closing and were converted into the right for the former
      stockholders  of  Gem (the "Gem Stockholders")  to  receive cash,  subject  to  reduction, equal to the  amount  of  the  net proceeds (after payment of underwriter's discounts and commissions and certain other offering expenses) in excess of $4.0 million from an underwritten public offering of 7.5 million shares of the Company's Common Stock (the "Post-Merger Offering"). If the Post-Merger Offering is not concluded in whole or in part prior to June 1, 1997, the Company will deliver to the Gem Stockholders promissory notes (the "Gem Notes") in an aggregate principal amount equal to (i) the average 10-day closing price of the Common Stock as of June 1, 1997, (ii) multiplied by 7.5 million (iii) minus $4.0 million and (iv) minus one-half of any offering expenses. The Gem Notes would be unsecured, would mature on June 1, 2000, and would accrue interest at the rate of eight percent per annum. Interest would be payable on a monthly basis.

     To reflect the obligation to the Gem Stockholders upon the closing of the merger, the Company recorded notes payable at $35,375,000, the amount at which they would have been issued based on the Company's stock price on the closing date of the merger, less a discount of $1,725,000 to reflect imputed interest over the noninterest-bearing term of the obligation. As of December 31, 1996, approximately $605,000 of the discount had been amortized to interest expense. The amount recorded as notes payable exceeds the fair market value of the net assets acquired by the Company in the merger. The excess of purchase price over fair market value of net assets acquired, recorded as a long-term asset on the Company's consolidated balance sheet, will be amortized over the estimated 39-year depreciable life beginning
in   the   period  in  which  the  acquired  property   commences
operations.

     Due to certain disputes between the Gem stockholders and the Company surrounding the Merger Agreement, an arbitration proceeding brought by the Company was settled by mutual agreement (the "Gem Settlement Agreement") in June 1997. The Gem Settlement Agreement provides that the Company will pay to the Gem Stockholders $32.7 million in installments, plus interest, in lieu of the consideration provided for in the Merger Agreement. The Company made an initial payment of $4.0 million to the Gem Stockholders and issued unsecured subordinated promissory notes for the balance of $28.7 million (the "Gem Notes" -See Note 5). The Gem Notes are subordinate to the Revolving Credit Facility, the Senior Subordinated Notes and other long-term indebtedness of ACI specified by ACI up to a maximum of $250 million. Pursuant to the Gem Settlement Agreement, the Company has also reconveyed to Gem Air, Inc. ("Gem Air"), an affiliate of one of the Gem Stockholders, the Company's interests in certain aviation-related assets acquired in July 1996. Gem Air has assumed certain liabilities of the Company related to these assets and an aircraft operating agreement and a sublease relating to these assets (the "Gem Aviation Agreements") have been terminated.

     In lieu of the merger consideration provided for in the Merger Agreement, the Gem Settlement Agreement provides that the Company will pay to the Gem Stockholders $32.7 million in installments, plus interest. Upon the effectiveness of the Gem Settlement Agreement, the Company made a payment of $4.0 million to the Gem Stockholders and issued the Gem Notes for the balance of the cash consideration ($28.7 million). Pursuant to the Gem Settlement Agreement, The Company has also reconveyed to Gem Air, Inc. ("Gem Air"), an

      affiliate  of  one of the Gem Stockholders,  the  Company's interests in certain aviation-related assets acquired in July 1996. Gem Air has assumed certain liabilities of the Company related to these assets and an aircraft operating agreement and a sublease relating to these assets (the "Gem Aviation Agreements") have been terminated.

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

     The following unaudited supplemental pro forma information shows estimated net income and earnings per share as though the merger had occurred at the beginning of 1996. The pro forma amounts reflect the Company's actual results combined with Gem's actual results for the period presented, adjusted to reflect additional interest expense as if the Gem Notes had been issued at the beginning of the period, and the associated income tax benefit at the federal statutory rate of 35 percent. No pro forma revenues are disclosed because Gem had no operations prior to the merger.

                                      Year ended
                                  December 31, 1996
                                  -----------------
          Pro forma net income
            before extraordinary
            items (in thousands)        $ 3,756
                                        =======
          Pro forma net income (in
            thousands)                  $ 3,756
                                        =======
          Pro forma earnings per share  $  0.18
                                        =======