Form 10-K405/A
period 1998-12-31
AMERISTAR CASINOS INC
filed 1999-04-01
CIK 912145

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

Explanatory Note: This amendment is being filed to clarify the descriptions of certain documents relating to the Registrant's long-term debt in this Report and to correct certain typographical errors.



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

     The Company also seeks growth in its business through the expansion and improvement of its existing properties. Some restaurant and meeting room enhancements are currently under construction at The Reserve. In addition, Management is considering several projects for The Reserve, Ameristar Council Bluffs and Ameristar Vicksburg, but the Company has not committed to any of these projects as of the date of this Report. Management is currently evaluating the operating performance of each of the Company's properties, the anticipated relative costs and benefits of the projects under consideration, the availability of cash flow and debt financing to fund capital expenditures and competitive and other relevant factors.

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

     VICKSBURG. In connection with the development of Ameristar Vicksburg, the Company has acquired seven parcels in Vicksburg along Washington Street near Interstate 20. These parcels comprise approximately 43.4 acres, approximately 30 of which are developable. Of the seven parcels, three have been acquired by direct purchase and four have been acquired by lease. The Company has exercised an option to purchase one of the leasehold parcels for $50,000, which is expected to close in the near future. The aggregate monthly rent under the remaining leases at March 1, 1999 was approximately $53,000. Each lease provides for the Company to be responsible for all taxes, insurance premiums, utilities and other ownership and operating costs associated with the property during the entire term of the lease. Each lease includes options for the Company to purchase the applicable parcels, for an aggregate price which decreases over time from approximately $5.9 million to approximately $2.0 million. A substantial portion of the purchase prices may be paid in installments with interest at stated rates. The Company plans to exercise the option under one of the other leases within the next year.

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

     The Company's cash flow used for investing activities decreased $9.5 million from $63.4 million in 1997 to $53.9 million in 1998. This was primarily a result of completing The Reserve and Ameristar Vicksburg hotel construction in the first half of 1998 and making payments on construction payables related to these projects.

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

     The amended Revolving Credit Facility also limits the Borrower's aggregate capital expenditures in each year to an amount equal to 5% of their consolidated net revenue for the preceding year and prohibits the Borrowers from incurring any additional secured indebtedness without the approval of the lenders. The amended Revolving Credit Facility also requires the Borrowers to maintain a tangible net worth of at least $56,000,000, plus 90% of net income (without any reduction for net losses) as of the end of each quarter beginning September 30, 1998 plus 90% of the net proceeds of certain future equity offerings. As of March 31, September 30 and December 31, 1998, the Company has been in non-compliance with the tangible net worth requirement. In each instance of non-compliance, the Company has obtained a waiver of the violation from the lenders. As of December 31, 1998, the Company's tangible net worth was $2.8 million less than required by this covenant. The waiver for this violation also amended the Revolving Credit Facility to reduce the minimum tangible net worth requirement commencing March 31, 1999 to $50.0 million, plus 90% of net income (without any reduction for net losses) as of the end of each quarter beginning March 31, 1999, plus 90% of the net proceeds of certain future equity offerings.

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

ITEM 7A.  QUANTITATIVE     AND      QUALITATIVE
          DISCLOSURES ABOUT MARKET RISK

     Except for the Revolving Credit Facility, under which $90.0 million was outstanding at December 31, 1998, and certain other long-term debt outstanding at December 31, 1998 in the aggregate amount of $5.5 million (collectively, the "Variable Rate Debt"), all of the Company's other long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to the WFB prime interest rate or LIBOR in effect from time to time, in each case plus an applicable margin determined by the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula. At December 31, 1998, the average interest rate applicable to the Variable
Rate  Debt was 9.25%.   An increase  of  one percentage  point in
the average interest rate applicable to the Variable Rate Debt outstanding at December 31, 1998, would increase the Company's annual interest costs by approximately $955,000. The Company has entered into an interest rate collar agreement with WFB to manage the effects of fluctuations in the interest rate applicable to up to $50.0 million in LIBOR draws under the Revolving Credit Facility.

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

                              AMERISTAR CASINOS, INC.
                          (Registrant)

April 1,  1999               By:   /s/ Thomas Steinbauer
                                   Thomas Steinbauer
                                   Sr. Vice President of Finance, CFO

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

     The Revolving Credit Facility, as amended, requires the Company to maintain a gross fixed charge coverage ratio of 1.25 to 1.0 until September 30, 1999, and 1.50 to 1.0 thereafter. The amended Revolving Credit Facility also limits the Company's aggregate capital expenditures in each year to an amount equal to 5 percent of its consolidated net revenue for

      the preceding year and prohibits the Company from incurring any additional secured indebtedness without the approval of the lenders. The amended Revolving Credit Facility also requires the Company to maintain a tangible net worth of at least $56,000,000, plus 90 percent of net income (without any reduction for net losses) as of the end of each quarter beginning September 30,
1998, plus 90 percent of the net proceeds of certain future equity offerings. As of March 31, June 30, September 30 and December 31, 1998, the Company has been in non-compliance with the tangible net worth requirement. In each instance of non-compliance, the Company has obtained a waiver of the violation from the lenders. As of December 31, 1998, the Company's tangible net worth was $2.8 million less than required by this covenant. The waiver for this violation also amended the
Revolving Credit Facility to reduce the minimum tangible net worth requirement commencing March 31, 1999 to $50.0 million, plus 90% of net income (without any reduction for net losses) as of the end of each quarter beginning March 31, 1999, plus 90% of the net proceeds of certain future equity offerings.

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