Form 10-Q
period 1999-03-31
AMERISTAR CASINOS INC
filed 1999-05-17
CIK 912145

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                             FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

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

As  of  May   14,1999,  20,360,000 shares of Common  Stock  of  the
registrant were issued and outstanding.

                      AMERISTAR CASINOS, INC.
                             FORM 10-Q

                               INDEX

                                                           Page No.

Part I.  FINANCIAL INFORMATION

  Item 1.Financial Statements:

          A.   Condensed Consolidated Balance
               Sheets at December 31, 1998 and
               March 31, 1999 (unaudited)                   3 - 4

          B.   Condensed Consolidated Statements
               of Operations (unaudited) for the
               three months ended March 31, 1998
               and 1999                                       5

          C.   Condensed Consolidated Statements
               of Cash Flows (unaudited) for the
               three months ended March 31, 1998
               and 1999                                       6

          D.   Notes to Condensed Consolidated
               Financial Statements                         7 - 8

  Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                        9- 17

  Item 3.Quantitative and Qualitative Disclosures
          about
          Market Risk                                       17- 18


Part II.  OTHER INFORMATION


  Item 1.Legal Proceedings                                   19

  Item 6.Exhibits and Reports on Form 8-K                    19



SIGNATURE                                                     20



      PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS


                      AMERISTAR CASINOS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

                              ASSETS

                                       December 31,      March 31,
                                           1998             1999
                                       ------------      ---------
                                                         (Unaudited)

CURRENT ASSETS:

     Cash and cash equivalents           $18,223          $ 17,304
     Restricted cash                         119               125
     Accounts receivable, net              1,476             1,407
     Income tax refund receivable          2,815             2,465
     Inventories                           3,614             3,270
     Prepaid expenses                      4,794             4,789
     Deferred income taxes                 3,906             3,605
                                        --------           -------
          Total current assets            34,947            32,965

PROPERTY AND EQUIPMENT AND
  LEASEHOLD INTERESTS, at cost,
  less accumulated depreciation and
  amortization of $92,708 and
  $97,209, respectively                  297,820           296,039

EXCESS OF PURCHASE PRICE OVER FAIR
  MARKET VALUE OF NET ASSETS
  ACQUIRED                                15,046            14,947

DEPOSITS AND OTHER ASSETS                  3,924             3,830
                                        --------          --------
                                        $351,737          $347,781
                                        ========          ========

                         AMERISTAR CASINOS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                        December 31,      March 31,
                                           1998             1999
                                        ------------      ---------
                                                         (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                    $ 6,324          $  5,622
     Construction contracts payable          913               733
     Accrued liabilities                  26,359            24,748
     Current obligations under
       capitalized leases                  2,398             2,396
     Current maturities of notes
       payable and
       long-term debt                      9,924            10,586
                                         -------           -------
          Total current liabilities       45,918            44,085
                                         -------           -------
OBLIGATIONS UNDER CAPITALIZED
  LEASES, net of current
  maturities                              13,196            12,691
                                         -------            ------
NOTES PAYABLE AND LONG-TERM DEBT,
  net of current maturities              217,203           216,059
                                         -------           -------
DEFERRED INCOME TAXES                      7,496             7,135
                                         -------           -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par
       value:
       Authorized - 30,000,000
       shares
       Issued - None                       -                 -
     Common stock, $.01 par value:
       Authorized - 30,000,000 shares
       Issued and outstanding -
       20,360,000 shares                     204               204
     Additional paid-in capital           43,043            43,043
     Retained earnings                    24,677            24,564
                                         -------           -------
          Total stockholders'
            equity                        67,924            67,811
                                         -------           -------
                                        $351,737          $347,781
                                        ========          ========

                         AMERISTAR CASINOS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                            (UNAUDITED)
                                                  Three Months
                                                Ended March 31,

                                                1998        1999
                                              -------     --------
REVENUES:
   Casino                                     $51,345      $58,084
   Food and beverage                           10,506       11,392
   Rooms                                        2,547        3,933
   Other                                        2,076        2,323
                                              -------      -------
                                               66,474       75,732

   Less: Promotional allowances                 5,063        5,724
                                              -------      -------
       Net revenues                            61,411       70,008
                                              -------      -------
OPERATING EXPENSES:
   Casino                                      24,591       27,055
   Food and beverage                            7,194        7,344
   Rooms                                        1,063        1,607
   Other                                        1,966        1,963
   Selling, general and  administrative        17,455       19,491
   Depreciation and amortization                5,070        6,280
   Preopening costs                            10,611         -
                                              -------      -------
       Total operating expenses                67,950       63,740
                                              -------      -------
       Income (loss) from operations           (6,539)       6,268

OTHER INCOME (EXPENSE):
   Interest income                                 84           60
   Interest expense                            (4,274)      (6,097)
   Other                                          311         (404)
                                              -------      --------
LOSS BEFORE INCOME TAX BENEFIT                (10,418)        (173)
   Income tax benefit                          (3,803)         (60)
                                              -------      --------
NET LOSS                                      $(6,615)       $(113)
                                              ========      ========
LOSS PER SHARE:
  Basic                                       $ (0.32)      $(0.01)
                                              ========      ========
   Diluted                                    $ (0.32)      $(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING            20,360       20,360
                                              ========      ========

                      AMERISTAR CASINOS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)
                            (UNAUDITED)
                                                  Three Months
                                                Ended March 31,

                                                1998        1999
                                              -------     -------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(6,615)       $(113)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization              5,070        6,280
     Amortization of debt costs                   160          167
     Change in deferred taxes                  (2,479)         (60)
     Net loss on disposition of assets           -             370
     (Increase) decrease in other current
       assets                                  (1,285)         412
     Decrease in income tax refund
       receivable                               1,465          350
     Increase (decrease) in other current
       liabilities                              3,218       (2,313)
                                              -------       -------
  Total adjustments                             6,149        5,206
                                              -------       -------
Net cash (used in) provided by operating
  activities                                    (466)        5,093
                                              -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                       (15,934)       (5,112)
  Decrease in construction contracts
     payable                                 (13,965)         (180)
  Proceeds from sale of assets                  -              386
  Decrease (increase) in deposits and
     other non-current assets                  7,589           (73)
                                             --------       -------
Net cash used in investing activities:       (22,310)       (4,979)
                                             --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable
     and long-term debt                       33,836           250
  Principal payments of notes payable,
     long-term debt and capitalized leases      (978)       (1,283)
                                             --------       -------
Net cash provided by (used in) financing
  activities:                                 32,858        (1,033)
                                             --------       -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            10,082          (919)

CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD                                      13,031        18,223
                                             --------      --------
CASH AND CASH EQUIVALENTS - END OF PERIOD    $23,113       $17,304
                                             ========      ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the period for interest
     (net of amounts capitalized)             $7,737        $8,608
                                             ========      =======
  Assets purchased with long-term debt        $ -          $    44
                                             ========      =======
  Assets purchased with capitalized leases    $6,671       $ -
                                             ========      =======

                         AMERISTAR CASINOS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     CPI owns and operates two casino-hotels in Jackpot, Nevada - Cactus Petes Resort Casino and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"). ACVI owns and operates Ameristar Vicksburg, a riverboat-themed dockside casino and related hotel and other land-based facilities in Vicksburg, Mississippi.
ACCBI owns and operates Ameristar Council Bluffs, a riverboat casino and related hotel and other land-based facilities in Council Bluffs, Iowa. ACLVI owns and operates The Reserve Hotel Casino, ("The Reserve") an African safari and big game reserve themed facility in the Henderson-Green Valley suburban area of Las Vegas, Nevada that opened on February 10, 1998.

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

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


NOTE 2 - NOTES PAYABLE AND LONG-TERM DEBT

     The Company maintains a $125 million revolving credit facility (the "Revolving Credit Facility") pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and Wells Fargo Bank, N.A. ("WFB") as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include AC Hotel Corp., a subsidiary of ACVI that owns the hotel at Ameristar Vicksburg, and a purchasing subsidiary. The Revolving Credit Facility binds the Borrowers to a number of affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. The covenants require a Minimum Tangible Net Worth (as defined) of $50.0 million at March 31, 1999. As of March 31, 1999, the Company was in compliance with all covenants.

     Ameristar issued $100 million in 10-1/2% Senior Subordinated Notes due 2004 under an Indenture dated July 15, 1997 (the "Senior Subordinated Notes"). All of Ameristar's current subsidiaries (the "Guarantors") have jointly and severally, and fully and unconditionally, guaranteed the Senior Subordinated Notes. Each of the Guarantors is a wholly owned subsidiary of Ameristar, and the Guarantors constitute all of Ameristar's direct and indirect subsidiaries. Ameristar is a holding company with no operations independent of those of the Guarantors and no assets other than its investments in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Separate financial statements and certain other disclosures concerning the Guarantors are not included in this report because, in the opinion of management, they are not deemed material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to Ameristar in the form of cash dividends, loans or advances.

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

     CPI owns and operates Cactus Petes Resort Casino and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. ACVI owns and operates a riverboat-themed dockside casino (the "Vicksburg Casino") and related land-based facilities, including a 150-room hotel that opened on June 5, 1998 (collectively, "Ameristar Vicksburg") in Vicksburg, Mississippi. ACCBI owns and operates a riverboat casino (the "Council Bluffs Casino") and related land-based hotel and other facilities (collectively, "Ameristar Council Bluffs") in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska. ACLVI owns and operates The Reserve Hotel & Casino, ("The Reserve") an African safari and big game reserve themed facility in the Henderson-Green Valley suburban area of Las Vegas, Nevada. The Reserve opened February 10, 1998.

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

The following table highlights the results of operations of Ameristar's operating subsidiaries for its principal properties:

                            Three Months Ended
                                  March 31,
                               1998     1999
Consolidated cash flow information:

 Cash flow from operations  $  (466)    $5,093
 Cash flow from investing   (22,310)    (4,979)
 Cash flow from financing    32,858     (1,033)

Net revenues:
 Jackpot Properties         $12,414    $13,134
 Ameristar Vicksburg         16,530     19,066
 Ameristar Council Bluffs    24,113     25,372
   The Reserve                8,354     12,436
                            -------    -------
  Consolidated net revenues $61,411   $ 70,008
                            =======   ========
Adjusted operating income (loss) (1):
   Jackpot Properties       $ 1,595     $2,422
   Ameristar Vicksburg        3,480      3,646
   Ameristar Council Bluffs   3,743      4,642
   The Reserve               (2,443)    (1,875)
   Corporate and other       (2,303)    (2,567)
                            --------   --------
Consolidated operatingincome $4,072    $ 6,268
                            ========   ========
Adjusted operating income margins (1):
   Jackpot Properties          12.8%      18.4%
   Ameristar Vicksburg         21.1%      19.1%
   Ameristar Council Bluffs    15.5%      18.3%
   The Reserve                (29.2%)    (15.1%)
 Consolidated operating income margin
                                6.6%       9.0%
                             =======    ========
EBITDA (2):
   Jackpot Properties        $ 2,408    $3,177
   Ameristar Vicksburg         5,039     5,430
   Ameristar Council Bluffs    5,465     6,453
   The Reserve                (1,548)      (31)
   Corporate and other        (2,222)   (2,481)
                             --------  --------
   Consolidated EBITDA     $   9,142  $ 12,548
                            =========  ========
EBITDA Margins (2):
   Jackpot Properties           19.4%    24.2%
   Ameristar Vicksburg          30.5%    28.5%
   Ameristar Council Bluffs     22.7%    25.4%
   The Reserve                 (18.5%)   (0.2%)
  Consolidated EBITDA margin    14.9%    17.9%
                            =========  ========

(see following page for footnotes)

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


Summary of Operating Results

     Ameristar showed continuing overall growth in revenues for the three months ended March 31, 1999 compared to the same period in 1998. Consolidated net revenues for the three months ended March 31, 1999, increased to $70.0 million compared to $61.4 million for the same quarter in 1998. Each of the Company's properties contributed to this increase in net revenues, with a $4.1 million increase at The Reserve, a $2.5 million increase at Ameristar Vicksburg, a $1.3 million increase at Ameristar Council Bluffs and a $0.7 million increase at the Jackpot Properties.

     Income from operations for the quarter ended March 31, 1999 was $6.3 million compared to $4.1 million (before the pre-tax write-off of $10.6 million in preopening costs) for the same quarter in 1998. Total operating expenses as a percentage of net revenues improved and were 91.0 percent of revenues for the three months ended March 31, 1999 compared to 93.4 percent (before the write-off of $10.6 million in preopening costs) for the same period in 1998.

     Net loss for the quarter ended March 31, 1999 was $0.1 million compared to net loss of $6.6 million for the same period in 1998. The net loss for the quarter ended March 31, 1998 included preopening costs for The Reserve of $10.6 million on a pre-tax basis.

     Loss per share for the quarter ended March 31, 1999 was $0.01 compared to loss per share of $0.32 for the same quarter in 1998. Earnings per share for the quarter ended March 31, 1998 were $0.01 before preopening costs and the related tax benefit.

Revenues and Operating Income (Loss) by Property

     Net revenues for Ameristar Council Bluffs were $25.4 million for the quarter ended March 31, 1999, compared to $24.1 million for the same quarter in 1998, an increase of $1.3 million or 5.4 percent. The revenue increase was attributable to an increase of $1.2 million in slot revenue generated in part from the addition of new slot product in the fourth quarter of 1998. Operating income increased by $0.9 million or 24 percent for the three months ended March 31, 1999 compared to the same period in 1998. Diligent cost control measures have improved the operating margin to 18.3 percent in the first quarter of 1999 as compared to 15.5 percent in the same period in 1998.

     The Jackpot Properties had revenues of $13.1 million for the three months ended March 31, 1999 compared to $12.4 million for the same period in 1998, an increase of $0.7 million or 5.6 percent. The revenue increase was attributable to increased casino revenues due to a higher hold percentage in table games and enhanced slot product. Operating income increased to $2.4 million for the first quarter of 1999 compared to $1.6 million for the same period in 1998. The increase was due to the increased revenue coupled with continued cost-control measures which improved operating efficiency at the properties. The operating margin increased to 18.4 percent in the first quarter of 1999 as compared to 12.8 percent for the same period in 1998.

     Ameristar Vicksburg continues to be the gaming revenue market leader in Warren County, Mississippi with net revenues of $19.1 million for the first quarter of 1999 compared to $16.5 million for the same period in 1998. Overall, the Warren County gaming revenues increased by approximately 10.0 percent for the first three months of 1999 compared to the same period in 1998. The increase of $2.6 million in net revenues at Ameristar Vicksburg was largely a result of increased casino revenues of $1.8 million related to a higher table hold percentage and higher slot revenues due to adding more machines to the floor, in addition to the $0.6 million hotel revenue generated from the new hotel, which opened on June 5, 1998. Operating income for the three months ended March 31, 1999 was $3.6 million compared to $3.5 million in the same period in 1998. The higher costs were associated with operating costs of the new hotel, increased marketing costs, and other costs associated with the increased revenue.

     The Reserve, which opened on February 10, 1998, had net revenues of $12.4 million for the first quarter of 1999 compared to $8.4 million for its first 50 days of operation during the period ended March 31, 1998. All departmental revenues increased during the three months ended March 31, 1999 when compared to the 50 days of operations ended March 31, 1998, largely because of the 40 additional days of operations. The Reserve generated an operating loss of $1.9 million for the three months ended March 31, 1999, which compares to an operating loss for the 50 days of operations during the period ended March 31, 1998 of $13.0 million (or $2.4 million before $10.6 million in preopening costs). Depreciation expense increased $0.9 million during the quarter ended March 31, 1999 as compared to the 50 days of operations during the period ended March 31, 1998. In spite of the higher depreciation expense, the operating expenses were $159,000 on a daily average as compared to $216,000 per day before preopening expenses for the 50 days of operations in the period ended March 31, 1998. This was accomplished through reductions in labor costs and improved operating efficiencies throughout the property. The Company has continued to aggressively implement revenue-generating programs including direct mail marketing and other promotions, as well as controlling costs.

Consolidated Revenues and Expenses

     On a consolidated basis, for the quarter ended March 31, 1999 compared to the same period in 1998, casino revenues increased $6.8 million or 13.0 percent, food and beverage revenues increased $0.9 million or 8.4 percent, and rooms revenues increased $1.4 million or 54.4 percent. Of the $6.8 million in casino revenue increases, $3.2 million of the increase resulted primarily from a full quarter of operations at The Reserve, and $3.6 million resulted from casino revenue improvements at each of the other properties.

     Casino expenses increased $2.5 million or 10.0 percent, food and beverage expenses increased $0.2 million or 2.1 percent, and rooms expenses increased $0.5 million or 51.2 percent for the quarter ended March 31, 1999 compared to the same period in 1998. Of the $2.5 million in increased casino expenses, $1.2 million related to a full quarter of operations at The Reserve and the remaining increase related to expenses at the other properties primarily associated with additional revenue.

     Selling, general and administrative expenses (including utilities and maintenance and business development) increased $2.0 million or 11.7 percent for the quarter ended March 31, 1999 compared to the same quarter of the prior year. A full quarter of operations at The Reserve was responsible for $0.7 million of the increase. Ameristar Vicksburg experienced a $1.0 million or a 27.2 percent increase which included $0.4 in additional marketing costs related to direct mail and advertising and an increase of $0.5 million in other general costs such as property maintenance, salaries and legal expense. Corporate general expenses increased $0.3 million or 11.7 percent as a result of higher professional fees.

     Depreciation expenses for the first quarter of 1999 increased primarily due to the inclusion of The Reserve facilities and the hotel at Vicksburg in the Company's depreciable asset base for a full quarter.

     Interest expense was $6.1 million for the three months ended March 31, 1999, compared to $4.3 million for the same period in 1998. The increased interest expense relates primarily to increased debt incurred to finance construction of The Reserve and the hotel at Vicksburg, the cessation of capitalized interest for those projects and a higher rate of interest related to the bank line.

Liquidity and Capital Resources


     Cash flow provided by operations was $5.1 million for the three months ended March 31, 1999 compared to $0.5 million used in operations for the three months ended March 31, 1998. Other current liabilities decreased $2.3 million primarily as a result of the $5.3 million payment of accrued bond interest on February 1, 1999.

     The Company had unrestricted cash of approximately $17.3 million as of March 31, 1999, a decrease in cash of $0.9 million from December 31, 1998. The decrease of $0.9 million in cash at March 31, 1999 resulted primarily from capital expenditures of $5.2 million and $1.3 million in debt principal reductions. Capital expenditures during the first quarter of 1999 primarily related to the exercise of a option for the purchase of additional land at The Reserve ($1.4 million), various capital improvement projects at The Reserve ($1.3 million) and the purchase of new slot machines for each of the properties ($1.2 million).

     The Company maintains a $125 million revolving credit facility (the "Revolving Credit Facility") pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and Wells Fargo Bank, N.A. ("WFB") as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include AC Hotel Corp., a subsidiary of ACVI that owns the hotel at Ameristar Vicksburg, and a purchasing subsidiary. At March 31, 1999, the outstanding principal balance of the Revolving Credit Facility was $90.0 million.

     Under the terms of the Revolving Credit Facility, concurrent with each loan draw, the Borrowers may select the interest rate based on either the London Interbank Offering Rate ("LIBOR") or WFB's prime interest rate. The applicable margins for both LIBOR draws and prime interest rate draws adjust semiannually based on the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula. As of March 31, 1999, the Borrowers have taken LIBOR draws totaling $90.0 million with an average interest rate of approximately 9 percent per annum.

     The Company has entered into an interest rate collar agreement with WFB to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's Revolving Credit Facility. Under the agreement, which covers $50.0 million of the borrowings on the

           Revolving Credit Facility, the Company has a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. For the three months ended March 31, 1999, the Company paid approximately $57,000 in additional interest as a result of this agreement. The agreement terminates on June 30, 2003 to coincide with the maturity of the Revolving Credit Facility.

     Under the Revolving Credit Facility, borrowings under the Revolving Credit Facility may not exceed 2.75 times the Borrowers' rolling four quarter EBITDA (as defined) and the Borrowers' total funded debt may not exceed the Borrowers' rolling four-quarter EBITDA (as defined), multiplied by a factor that varies over time and which is currently 5.5 and will be 5.25 at June 30, 1999. As of March 31, 1999, borrowings under the Revolving Credit Facility and the total funded debt of the Borrowers were 2.2 and 5.1 times the Borrowers' rolling four-quarter EBITDA (as defined), respectively. The Revolving Credit Facility binds the Borrowers to a number of additional affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. The covenants require a Minimum Tangible Net Worth (as defined) of $50.0 million at March 31, 1999. As of March 31, 1999, the Company was in compliance with all covenants. Based on the rolling four quarter EBITDA (as defined) at March 31, 1999, the amount available for additional borrowing on the Revolving Credit Facility is approximately $16.1 million.

     Ameristar issued $100 million in 10-1/2% Senior Subordinated Notes due 2004 under an Indenture dated July 15, 1997 (the "Indenture"). In addition to Ameristar and the trustee, all of Ameristar's subsidiaries (the "Guarantors") are parties to the Indenture for the purpose of guaranteeing (the "Guarantees") payments on the Senior Subordinated Notes.

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

     The Indenture also includes certain covenants that, among other things, limit the ability of Ameristar and its Restricted Subsidiaries to pay dividends or other distributions (excluding dividends and distributions from a Restricted Subsidiary to Ameristar or a Guarantor), make investments, repurchase subordinated obligations or capital stock, create certain liens (except those securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets, issue or sell subsidiary stock, create or permit restrictions on distributions from subsidiaries or enter into certain mergers and consolidations. The Company was in compliance with the covenants under the Indenture at March 31, 1999.

     At March 31, 1999, The Company had other indebtedness in an aggregate principal amount of $214.7 million.

     No assurance can be given that the Company will be able to satisfy, when necessary, the financial covenants under the Revolving Credit Facility, the Senior Subordinated Notes or other debt instruments for purposes of incurring additional debt, including additional draws under the Revolving Credit Facility. In

      addition, a failure to satisfy the financial covenants  under the Revolving Credit Facility could either require the Company to reduce the outstanding balance of the Revolving Credit Facility, which requirements could adversely affect or exceed the Company's liquidity, or result in an event of default under one or more debt instruments. Adverse changes in the Company's operations or operating cash flow may affect the ability of the Company to satisfy these financial covenants.

     Additional information concerning the Revolving Credit Facility, the Senior Subordinated Notes and the Company's other indebtedness is set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Ameristar's Report on 10-K/A for the fiscal year ended December 31, 1998.

     The Company intends to make the maximum capital expenditures allowed under the covenants of the Revolving Credit Facility of approximately $13.2 million in 1999 of which $5.2 million were made during the first quarter. Management believes that the above-described capital expenditure requirements will be funded out of draws under the Revolving Credit Facility, cash on hand, operating cash flow and purchase money and lease financing related to the acquisition of furniture, fixtures and equipment (including gaming equipment).

     Management is currently considering several potential capital expenditure projects at Ameristar Council Bluffs and Ameristar Vicksburg and is presently remodeling certain dining and meeting room areas at The Reserve. In evaluating these projects, management intends to consider the operating performance of each of the Company's properties, the anticipated relative costs and benefits of the various projects, and competitive and other relevant factors, including the availability of operating cash flow and debt financing to fund capital expenditures. If the Company decides that capital expenditures exceeding $13.2 million are warranted, the Company must obtain a waiver under the Revolving Credit Facility.

     Because the amount of borrowings permitted to be drawn at any time under the Revolving Credit Facility is determined in part by the Company's rolling four-quarter EBITDA (as defined), the Company's anticipated borrowings under the Revolving Credit Facility to fund a portion of any capital expenditure project will be dependent upon the level of the Company's aggregate operating cash flow. The Company experienced an increase of $6.7 million in cash flow from operations and $3.4 million in EBITDA during the quarter ended March 31, 1999 over the same quarter in 1998. The increases resulted largely from operating improvements at The Reserve as well as improvements at all other properties. Management anticipates that the operating improvements will continue during the remainder of the year. However, no assurances can be given with respect to the amount of operating cash flow or EBITDA of the Company for any future period, whether the Company will proceed with any of the capital expenditure projects currently under consideration, or the timing, cost or scope of any project undertaken by the Company. At the present time, the Company does not anticipate undertaking capital expenditure projects during 1999 that could not be funded out of amounts anticipated to be available through anticipated internally generated cash flow and the Company's borrowing capacity under the Revolving Credit Facility.

     Ameristar has not declared any dividends on its Common Stock in the past and the Company intends for the foreseeable future to retain all earnings for use in the development of its business instead of paying cash dividends. In addition, as described below, the Revolving Credit Facility and the Senior Subordinated Notes obligate the Company to comply with certain financial covenants that may restrict or prohibit the payment of dividends.

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

Strategy

     The  Company  has  evaluated its front- and  back-of-the-house computer operations. Most of the casino and hotel systems are already Year 2000 compliant according to the vendors. Those that are not will be upgraded with Year 2000 compliant systems within the next six months. The back-of-the-house accounting systems have been evaluated and the payroll system and all financial software programs will be upgraded within the next six months. Where important to the Company's business, inquiries are also being made of third parties with whom the Company does significant business, such as vendors and suppliers, as to their Year 2000 readiness.

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

     The Company has estimated that total hardware and software for the back-of-the-house accounting system could cost approximately $750,000 on a companywide basis. The overall costs of addressing the Year 2000 issue have not been and are not expected to be material to the Company's financial condition or results of operations.

FACTORS AFFECTING FORWARD-LOOKING INFORMATION


     This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans," or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company, including but not limited to uncertainties concerning operating cash flow in future periods, the Company's borrowing capacity under the Revolving Credit Facility, the future operating performance of the Company's properties, particularly the recently opened The Reserve, the ability of the Company to commit to capital expenditure projects and the ability of the Company and its vendors and service providers to successfully and timely resolve Year 2000 issues. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Item 1.- Business - Cautionary Information Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

ITEM  3.         QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
MARKET RISK

     Except for the Revolving Credit Facility, under which $90.0 million was outstanding at March 31, 1999, and certain other long-term debt outstanding at March 31, 1999 in the aggregate amount of $6.9 million (collectively, the "Variable Rate Debt"), all of the Company's other long-term debt bears
      interest  at  fixed  rates.  The  Variable  Rate  Debt  bears interest equal to the WFB prime interest rate or LIBOR in effect from time to time, in each case plus an applicable margin determined by the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula. At March 31, 1999, the average interest rate applicable to the Variable Rate Debt was 9.0 percent. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at March 31, 1999, would increase the Company's annual interest costs by approximately $969,300. The Company has entered into an interest rate collar agreement with WFB to manage the effects of fluctuations in the interest rate applicable to up to $50.0 million in LIBOR draws under the Revolving Credit Facility.

     Although the Company manages its short-term cash assets with a view to maximizing return with minimal risk, the Company does not invest in market rate sensitive instruments for trading or other purposes, including so-called derivative securities, and the Company is not exposed to foreign currency exchange risks or commodity price risks in its portfolio transactions.

           PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

           E. L. Pennebaker, Jr., et. al. v. ACI, et. al. On February 23, 1998, E. L. Pennebaker, Jr. filed a complaint in the Circuit Court of Pike County, Mississippi against ACI, Harrah's Vicksburg, Inc., Riverboat Corporation of Mississippi-Vicksburg, and Deposit Guaranty National Bank. The matter is pending as case number 98-0047-B. The complaint was amended in February 1998, to add James F. Belisle, Multi Gaming Management, Inc. and Multi Gaming Management of Mississippi, Inc. as additional plaintiffs. The complaint was further amended in March 1999 to modify the
specific  claims  alleged by the plaintiffs.   The  plaintiffs  are
property owners or claim to have contract rights in a proposed casino/racetrack development along the Big Black River in Warren County, Mississippi. They allege they would have profited if the Mississippi Gaming Commission had found suitable for a casino a location along that river that was controlled by Horseshoe Gaming, Inc. or its affiliates. The plaintiffs further allege that the defendants entered into an agreement to hinder trade and restrain competition in the gaming industry in violation of the antitrust laws and the gaming laws of Mississippi. Specifically, the plaintiffs allege the defendants conducted an aggressive campaign in opposition to the application of Horseshoe Gaming, Inc. for a gaming site on the Big Black River. The plaintiffs also allege that the defendants tortiously interfered with the plaintiffs' business relations. The plaintiffs allege compensatory damages of $38 million and punitive damages of $200 million. ACI has answered the complaint and is vigorously defending this suit.

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

                                 AMERISTAR CASINOS, INC.
                                 Registrant



Date:  May 14, 1999                /s/Thomas Steinbauer
                                 Thomas Steinbauer
                                 Senior Vice President of Finance
                                 and Treasurer
                                 (Principal Financial Officer)