Form 10-Q
period 1999-06-30
AMERISTAR CASINOS INC
filed 1999-08-16
CIK 912145

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                             FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1999

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

As of August 13,1999, 20,360,000 shares of Common Stock of the registrant were issued and outstanding.

                      AMERISTAR CASINOS, INC.
                             FORM 10-Q

                               INDEX

                                                           Page No.

Part I.  FINANCIAL INFORMATION

  Item 1.Financial Statements:

          A.   Condensed Consolidated Balance
               Sheets at December 31, 1998 and
               June 30, 1999 (unaudited)                    3 - 4

          B.   Condensed Consolidated Statements
               of Operations (unaudited) for the
               six months ended June 30, 1998 and
               1999                                           5

          C.   Condensed Consolidated Statements
               of Cash Flows (unaudited) for the
               six months ended June 30, 1998 and
               1999                                           6

          D.   Notes to Condensed Consolidated
               Financial Statements                         7 - 8

  Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                        9 - 18

  Item 3.Quantitative and Qualitative Disclosures
          about Market Risk                                   18


Part II.  OTHER INFORMATION


  Item 1. Legal Proceedings                                   19

  Item 4. Submission of Matters to a Vote of Security Holders 19

  Item 6.Exhibits and Reports on Form 8-K                 19 - 20


SIGNATURE                                                     21

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

                              ASSETS

                                       December 31,       June 30,
                                           1998             1999
                                                         (Unaudited)
                                        ---------         --------
CURRENT ASSETS:

     Cash and cash equivalents          $ 18,223          $ 23,279
     Restricted cash                         119               126
     Accounts receivable, net              1,476             1,554
     Income tax refund receivable          2,815             2,088
     Inventories                           3,614             3,339
     Prepaid expenses                      4,794             4,784
     Deferred income taxes                 3,906             3,964
                                        --------          --------
          Total current assets            34,947            39,134

PROPERTY AND EQUIPMENT AND
  LEASEHOLD INTERESTS, at cost,
  less accumulated depreciation and
  amortization of $92,708 and
  $102,890, respectively                 297,820           295,643

EXCESS OF PURCHASE PRICE OVER FAIR
  MARKET VALUE OF NET ASSETS
  ACQUIRED                                15,046            14,848

DEPOSITS AND OTHER ASSETS                  3,924             3,734
                                        --------          --------
                                        $351,737          $353,359
                                        ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                       December 31,       June 30,
                                           1998             1999
                                                         (Unaudited)
                                        --------          --------
CURRENT LIABILITIES:

     Accounts payable                   $  6,324          $  7,005
     Construction contracts payable          913              -
     Accrued liabilities                  26,359            28,639
     Current obligations under
       capitalized leases                  2,398             2,399
     Current maturities of notes
       payable and
       long-term debt                      9,924            10,152
                                        --------          --------
          Total current liabilities       45,918            48,195
                                        --------          --------
OBLIGATIONS UNDER CAPITALIZED
  LEASES, net of current
  maturities                              13,196            12,091
                                        --------          --------
NOTES PAYABLE AND LONG-TERM DEBT,
  net of current maturities              217,203           215,907
                                        --------          --------
DEFERRED INCOME TAXES                      7,496             8,576
                                        --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par
       value:
       Authorized - 30,000,000
       shares
       Issued - None                       -                 -
     Common stock, $.01 par value:
       Authorized - 30,000,000 shares
       Issued and outstanding -
       20,360,000 shares                     204               204
     Additional paid-in capital           43,043            43,043
     Retained earnings                    24,677            25,343
                                        --------          --------
          Total stockholders'
            equity                        67,924            68,590
                                        --------          --------
                                        $351,737          $353,359
                                        ========          ========

The accompanying notes are an intetral part of these condensed consolidated financial statements.

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                            (UNAUDITED)
                                       Three Months         Six Months
                                      Ended June 30,      Ended June 30,
                                      1998      1999     1998       1999
                                   --------  --------  --------  --------
REVENUES:
   Casino                          $ 53,880  $ 62,865  $105,224  $120,949
   Food and beverage                 11,981    12,245    22,488    23,637
   Rooms                              3,757     4,628     6,305     8,561
   Other                              2,526     2,597     4,602     4,920
                                   --------  --------  --------  --------
                                     72,144    82,335   138,619   158,067
   Less: Promotional allowances       5,408     6,136    10,472    11,860
                                   --------  --------  --------  --------
       Net revenues                  66,736    76,199   128,147   146,207
                                   --------  --------  --------  --------
OPERATING EXPENSES:
   Casino                            30,749    29,124    55,340    56,179
   Food and beverage                  5,057     8,069    12,251    15,413
   Rooms                              1,029     1,677     2,092     3,285
   Other                              2,118     1,658     4,084     3,992
     Selling,  general
         and  administrative         19,056    22,370    36,511    41,489
   Depreciation and amortization      6,026     5,893    11,096    12,173
   Preopening costs                    -         -       10,611      -
                                   --------  --------  --------  --------
       Total operating expenses      64,035    68,791   131,985   132,531
                                   --------  --------  --------  --------

       Income (loss) from
           operations                 2,701     7,408    (3,838)   13,676

OTHER INCOME (EXPENSE):
   Interest income                      132       118       216       178
   Interest expense                  (5,845)   (6,150)  (10,119)  (12,247)
   Other                               (196)      (79)      115      (483)
                                   --------  --------  --------  --------
INCOME (LOSS) BEFORE INCOME
TAX PROVISION (BENEFIT)              (3,208)    1,297   (13,626)    1,124
   Income tax provision (benefit)      (710)      518    (4,513)      458
                                   --------  --------  --------  --------
NET INCOME (LOSS)                  $ (2,498) $    779  $ (9,113) $    666
                                   ========  ========  ========  ========
EARNINGS (LOSS) PER SHARE:
  Basic                            $  (0.12) $   0.04  $  (0.45) $   0.03
                                   ========  ========  ========  ========
  Diluted                          $  (0.12) $   0.04  $  (0.45) $   0.03
                                   ========  ========  ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING  20,360    20,360    20,360    20,360
                                   ========  ========  ========  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)
                            (UNAUDITED)
                                                   Six Months
                                                 Ended June 30,
                                                1998        1999
                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $ (9,113)   $    666
                                              --------    --------
  Adjustments to reconcile net income
   (loss) to net cash provided by
  operating activities:
     Depreciation and amortization              11,096       12,173
     Amortization of debt costs                    327          334
     Change in deferred taxes                   (4,583)       1,022
     Net (gain) loss on disposition of
       assets                                      (14)         409
     (Increase) decrease in other current
       assets                                   (1,324)         200
     Decrease in income tax refund
       receivable                                2,020          727
     Increase in other current liabilities       6,837        2,961
                                              --------     --------
  Total adjustments                             14,359       17,826
                                              --------     --------
Net cash provided by operating activities        5,246       18,492
                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                         (23,317)     (10,857)
  Decrease in construction contracts
     payable                                   (13,785)        (913)
  Proceeds from sale of assets                      14          694
                                              --------     --------
  Increase (decrease) in deposits and
     other non-current assets                    7,533         (144)
                                              --------     --------
Net cash used in investing activities:         (29,555)     (11,220)
                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable
     and long-term debt                         35,741          250
  Principal payments of notes payable,
     long-term debt and capitalized leases      (2,174)      (2,466)
                                              --------     --------
Net cash provided by (used in) financing
  activities:                                   33,567       (2,216)
                                              --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS        9,258        5,056

CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD                                        13,031       18,223
                                              --------     --------
CASH AND CASH EQUIVALENTS - END OF PERIOD     $ 22,289     $ 23,279
                                              ========     ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest (net of amounts
     capitalized)                             $  8,834     $ 12,034
                                              ========     ========
  Cash paid for income taxes                  $    350     $   -
                                              ========     ========
  Assets purchased with long-term debt        $   -        $     44
                                              ========     ========
  Assets purchased with capitalized leases    $  6,671     $   -
                                              ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. ("Ameristar" or "ACI") and its wholly owned subsidiaries (collectively, the "Company"). The Company's principal subsidiaries, all of which are wholly owned, are Cactus Petes, Inc. ("CPI"), Ameristar Casino Vicksburg, Inc. ("ACVI"), Ameristar Casino Council Bluffs, Inc. ("ACCBI") and Ameristar Casino Las Vegas, Inc. ("ACLVI"). ACI also owns A.C. Food Services, Inc., a purchasing subsidiary, and AC Hotel Corp, a wholly owned subsidiary of ACVI that owns and operates the Ameristar Hotel in Vicksburg, Mississippi. All significant intercompany transactions have been eliminated.

     CPI owns and operates two casino-hotels in Jackpot, Nevada - Cactus Petes Resort Casino and The Horseshu Hotel and Casino. ACVI owns and operates Ameristar Vicksburg, a riverboat-themed dockside casino and related hotel and other land-based facilities in Vicksburg, Mississippi. ACCBI owns and operates Ameristar Council Bluffs, a riverboat casino and related hotel and other land-based facilities in Council Bluffs, Iowa. ACLVI owns and operates The Reserve Hotel Casino, an African safari and big game reserve themed facility in the Henderson-Green Valley suburban area of Las Vegas, Nevada that opened on February 10, 1998.

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

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998.


NOTE 2 - NOTES PAYABLE AND LONG-TERM DEBT

     The Company maintains a $125 million revolving credit facility (the "Revolving Credit Facility") pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and Wells Fargo Bank, N.A. as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include AC Hotel Corp., a subsidiary of ACVI that owns the hotel at Ameristar Vicksburg, and a purchasing subsidiary. The Revolving Credit Facility binds the Borrowers to a number of affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. As of June 30, 1999, the Company was in compliance with all covenants.

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

NOTE 3 - EARNINGS (LOSS) PER SHARE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS"), "Earnings Per Share", effective for fiscal years ending after December 15, 1997. The Company adopted SFAS 128 for the year ending December 31, 1997. SFAS 128 requires the computation and presentation of basic and diluted earnings per share for all periods for which an income statement is presented. For the three and six months ended June 30, 1998 and 1999, the Company had no material dilutive securities outstanding.

     Options to purchase 575,000 and 1,286,000 share of common stock were outstanding at June 30, 1998 and 1999, respectively, at exercise prices of $5.06 - $16.00 for the 1998 period and $2.64 - $3.47 for the 1999 period. For the 1998 periods, these options were not included in a pro forma computation of earnings per share assuming dilution because the options' exercise prices were greater that the average market price of the common shares during the respective periods presented. For the 1999 periods, the outstanding shares did not cause any dilution of the earnings per share.

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

     CPI owns and operates Cactus Petes Resort Casino and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. ACVI owns and operates a riverboat-themed dockside casino (the "Vicksburg Casino") and related land-based facilities, including a 150-room hotel that opened on June 5, 1998 (collectively, "Ameristar Vicksburg") in Vicksburg, Mississippi. ACCBI owns and operates a riverboat casino (the "Council Bluffs Casino") and related land-based hotel and other facilities (collectively, "Ameristar Council Bluffs") in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska. ACLVI owns and operates The Reserve Hotel Casino ("The Reserve"), an African safari and big game reserve themed facility in the Henderson-Green Valley suburban area of Las Vegas, Nevada. The Reserve opened February 10, 1998.

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

     The following table highlights the results of operations of Ameristar's operating subsidiaries for its principal properties:

                               Three months        Six months
                               ended June 30       ended June 30
                               --------------      --------------
                               1998      1999      1998      1999
                               --------------      --------------
Consolidated cash flow information:
     Cash flow provided by
      operating activities    $5,712   $13,399    $5,246   $18,492
     Cash flow used in
      investing activities    (7,245)   (6,241)  (29,555)  (11,220)
     Cash flow provided by
      (used in) financing
       activities                709    (1,183)   33,567    (2,216)

Net revenues:
     Jackpot Properties      $14,282   $15,204   $26,695   $28,338
     Ameristar Vicksburg      16,388    19,319    32,918    38,385
     Ameristar Council Bluffs 24,030    28,268    48,143    53,640
     The Reserve              12,036    13,408    20,391    25,844
     Corporate and other        -         -         -         -
                             -------   -------   -------   -------
Consolidated net revenues    $66,736   $76,199  $128,147  $146,207
                             =======   =======  ========  ========

Adjusted operating income (loss)(1):
   Jackpot Properties         $2,977    $3,518    $4,573    $5,940
   Ameristar Vicksburg         2,713     3,952     6,193     7,598
   Ameristar Council Bluffs    4,218     5,460     7,961    10,101
   The Reserve                (4,816)   (2,137)   (7,259)   (4,012)
   Corporate and other        (2,391)   (3,385)   (4,695)   (5,951)
                             --------  --------   -------  --------
Consolidated operating income $2,701    $7,408    $6,773   $13,676
                             ========  ========   =======  ========

Adjusted operating income (loss) margins (1):
     Jackpot Properties        20.8%     23.1%     17.1%     21.0%
     Ameristar Vicksburg       16.6%     20.5%     18.8%     19.8%
     Ameristar Council Bluffs  17.6%     19.3%     16.5%     18.8%
     The Reserve              (40.0%)   (15.9%)   (35.6%)   (15.5%)
     Corporate and other         - %       - %       - %       - %
                              -------   -------   -------   -------
Consolidated operating
               income margin    4.0%      9.7%      5.3%      9.4%
                              =======   =======   =======   =======


EBITDA (2)
   Jackpot Properties         $3,790    $4,321    $6,197    $7,498
   Ameristar Vicksburg         4,325     5,252     9,364    10,682
   Ameristar Council Bluffs    5,978     7,297    11,443    13,750
   The Reserve                (3,057)     (268)   (4,605)     (300)
   Corporate and other        (2,309)   (3,301)   (4,530)   (5,781)
                              -------  --------   -------  --------
        Consolidated EBITDA   $8,727   $13,301   $17,869   $25,849
                              =======  ========  ========  ========
EBITDA Margins (2):
     Jackpot Properties        26.5%     28.4%     23.2%     26.5%
     Ameristar Vicksburg       26.4%     27.2%     28.4%     27.8%
     Ameristar Council Bluffs  24.9%     25.8%     23.8%     25.6%
     The Reserve              (25.4%)    (2.0%)   (22.6%)    (1.2%)
     Corporate and other         - %       - %       - %       - %
                              -------  --------   -------   -------
Consolidated EBITDA margin     13.1%     17.5%     13.9%     17.7%
                              =======  ========   =======   =======

(see following page for footnotes)

                   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations (continued)

(1) Adjusted operating income (loss) for the 1998 periods is calculated before the write off of $10.6 million in preopening costs related to the opening of The Reserve on February 10, 1998.

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


Summary of Operating Results

     Ameristar had record growth in revenues for the three and six months ended June 30, 1999 and record income from operations for the three months ended June 30, 1999. Consolidated net revenues for the three months ended June 30, 1999, increased to $76.2 million compared to $66.7 million for the same quarter in 1998. Net revenues for the six months ended June 30, 1999, were $146.2 million compared to $128.1 million in 1998. The majority of these increases were related to improved casino revenue resulting from new slot product at certain of the properties and the additional 41 days of operation for The Reserve in 1999 compared to 1998 for the six-month period.

     Income from operations for the quarter ended June 30, 1999, was $7.4 million compared to $2.7 million for the same quarter in 1998. Total operating expenses as a percentage of net revenues decreased to 90.3 percent for the second quarter of 1999 compared to 96.0 percent for the quarter ended June 30, 1998. Income from operations for the six months ended June 30, 1999, was $13.7 million compared to $6.8 million before preopening costs and the related tax benefit for the same period in 1998. Loss from operations for the six months ended June 30, 1998, after preopening costs of $10.6 million was $3.8 million.

     Net income for the quarter ended June 30, 1999, was $0.8 million compared to a net loss of $2.5 million for the same period in 1998. For the six months ended June 30, 1999, net income was $0.7 million compared to a net loss of $2.0 million for the first six months of 1998 before preopening costs and the related tax benefit and $9.1 million after preopening costs.

     Earnings per share for the quarter ended June 30, 1999 were $0.04 compared to a loss per share of $0.12 for the same quarter in 1998. Earnings per share for the first six months of 1999 were $0.03 compared to a loss per share of $0.10 before preopening costs and $0.45 after preopening costs for the first six months of 1998.

Revenues and Operating Income by Property

     Net revenues for Ameristar Council Bluffs were $28.3 million for the quarter ended June 30, 1999, compared to $24.0 million for the same quarter in 1998, an increase of $4.3 million or 17.9 percent. For the six months ended June 30, 1999, net revenues were $53.6 million compared to $48.1 million for the

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

same period in 1998, an 11.4 percent increase. Operating income increased by $1.2 million or 29.5 percent for the three months and $2.1 million or 26.9 percent for the six months ended June 30, 1999 compared to the same periods in 1998. Increased slot revenue, as a result of new slot product placed in service during the fourth quarter of 1998 and the first quarter of 1999 and continued growth in the market, are primarily responsible for these increases. However, operating costs also increased, particularly in marketing and direct mail packages.

     The Jackpot Properties increased net revenues to $15.2 million and $28.3 million, respectively, for the three and six months ended June 30, 1999 compared to $14.3 million and $26.7 million for the same periods in 1998. Operating income increased to $3.5 million and $5.9 million, respectively, for the second quarter and six-month period ended June 30, 1999, compared to $3.0 million and $4.6 million for the same periods in 1998. Most of the revenue increase is attributable to increased casino revenues due to a higher hold percentage on table games and enhanced slot product. In conjunction with the increased revenue, continued cost-control measures have improved the operating efficiency of the Jackpot Properties.

     Ameristar Vicksburg continues to be the gaming revenue market leader in Warren County, Mississippi with net revenues of $19.3 million for the second quarter of 1999 and $38.4 million for the first six months of 1999, compared to $16.4 million and $32.9 million, respectively, for the same periods in 1998. Operating income for the three and six months ended June 30, 1999 was $4.0 million and $7.6 million, respectively, compared to $2.7 million and $6.2 million in the same periods in 1998. The increase in net revenues was a result of a higher table games hold percentage, higher slot revenues due to the addition of 144 new, innovative slot machines to the casino floor and the June 1998 opening of the 150-room Ameristar Hotel Vicksburg. Operating costs were up in Vicksburg due to increased legal costs and increased marketing expenses. The hotel operations contributed $1.3 million in revenues and $0.4 million in operating income for the first six months of 1999.

     The Reserve had net revenues of $13.4 million for the three-month period ended June 30, 1999, compared to $12.0 million for the same period in the prior year. For the six months ended June 30, 1999, net revenues were $25.8 million compared to $20.4 million for the 140 days that the property operated during the first six months of 1998. The operating loss for the quarter ended June 30, 1999 was a loss of $2.1 million compared to a loss of $4.8 million for the same quarter in 1998. On a year-to-date basis, the operating loss before preopening costs and the related tax benefit was $4.0 million compared to a loss of $7.3 million for the same period last year. Along with improving revenues, material reductions in labor and food costs have contributed to the property's improved operating performance.


Consolidated Revenues and Expenses

     On a consolidated basis for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998, casino revenues increased $9.0 million or 16.7 percent, food and beverage revenues increased $0.3 million or 2.2 percent, and rooms revenues increased $0.9 million or 23.2 percent. On a consolidated basis for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, casino revenues increased $15.7 million or 14.9 percent, food and beverage revenues increased $1.1 million or 5.1 percent, and rooms revenues increased $2.3 million or 35.8 percent. These increases are due to the improved casino results discussed above, increased prices and additional covers in the food departments and the operations at Ameristar Hotel in Vicksburg for a full six months in 1999 compared to only 25 days of operation in 1998.

     Casino expenses decreased $1.6 million or 5.3 percent, food and beverage expenses increased $3.0 million or 60.0 percent, and rooms expenses increased $0.6 million or 63.0 percent for the quarter ended

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

June 30, 1999 compared to the 1998 second quarter. For the six month period ended June 30, 1999 compared to 1998, casino expenses increased $0.8 million or 1.5 percent, food and beverage expenses increased $3.2 million or 25.8 percent, and rooms expenses increased $1.2 million or 57.0 percent. The increase in food and beverage expenses resulted from higher food costs and increased covers. The increase in room expenses relates to the Vicksburg hotel that operated for the last 25 days of the 1998 periods.

     Selling, general and administrative expenses (including utilities and maintenance and business development) increased $3.3 million or 17.4 percent for the quarter ended June 30, 1999 compared to the same quarter of the prior year. For the six-month period ended June 30, 1999 selling, general and administrative expenses increased $5.0 million or 13.6 percent compared to the same period in 1998.

     Depreciation expenses for the first six months of 1999 increased primarily due to the inclusion of The Reserve facilities and the hotel at Vicksburg in the Company's depreciable asset base for a full six months. However, depreciation expense was down for the second quarter as compared to 1998 since many of the five-year assets in Vicksburg are now fully depreciated.

     Interest expense was $6.2 million and $12.2 million, respectively, for the three and six months ended June 30, 1999, compared to $5.8 million and $10.1 million for the same periods in 1998. The increased interest expense relates primarily to increased debt incurred to finance construction of The Reserve and the cessation of capitalized interest for that project.

     The Company's effective federal income tax rate for the six months ended June 30, 1999, was 40.7 percent, versus the federal statutory rate of 34 percent. The difference between the effective rate and the statutory rate is due to certain expenses deducted in the current period for financial reporting purposes which are not deductible for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operations was $18.5 million for the six months ended June 30, 1999 compared to $5.2 million for the six months  ended June 30, 1998. The majority of this increase was  the result of improved operations at all of the properties and at The Reserve, in particular, offset by slightly higher corporate overhead.

     The Company had unrestricted cash of approximately $23.3 million as of June 30, 1999, an increase in cash of $5.1 million from December 31, 1998. This increase in cash at June 30, 1999, is a result of improved operations in the current period compared to the same period in 1998, offset by capital expenditures and repayments of notes payable, long-term debt and capital leases. Capital expenditures of $10.9 million for the six months primarily related to expansion projects at Vicksburg, Council Bluffs and The Reserve ($3.8 million), additional land purchased at The Reserve ($1.4 million), the purchase of new slot machines at each of the properties ($2.8 million), and other maintenance capital expenditures.

     The Company maintains a $125 million revolving credit facility (the "Revolving Credit Facility") pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and Wells Fargo Bank, N.A. ("WFB") as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include AC Hotel Corp., a subsidiary of ACVI that owns the hotel at Ameristar Vicksburg, and a purchasing subsidiary. At June 30, 1999, the outstanding principal balance of the Revolving Credit Facility was $90.0 million.

     Under the terms of the Revolving Credit Facility, concurrent with each loan draw, the Borrowers may select the interest rate based on either the London Interbank Offering Rate ("LIBOR") or WFB's

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations (continued)

prime interest rate. The applicable margins for both LIBOR draws and prime interest rate draws adjust semiannually based on the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula. As of June 30, 1999, the Borrowers have taken LIBOR draws totaling $90.0 million with an average interest rate of approximately 9.1 percent per annum.

     The Company has entered into an interest rate collar agreement with WFB to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's Revolving Credit Facility. Under the agreement, which covers $50.0 million of the borrowings on the Revolving Credit Facility, the Company has a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. For the six months ended June 30, 1999, the Company paid approximately $106,000 in additional interest as a result of this agreement. The agreement terminates on June 30, 2003 to coincide with the maturity of the Revolving Credit Facility.

     Under the Revolving Credit Facility, borrowings under the Revolving Credit Facility may not exceed 2.75 times the Borrowers' rolling four quarter EBITDA (as defined) and the Borrowers' total funded debt may not exceed the Borrowers' rolling four-quarter EBITDA (as defined), multiplied by a factor that varies over time and which is currently 5.25. As of June 30, 1999, borrowings under the Revolving Credit Facility and the total funded debt of the Borrowers were 2.0 times and 4.6 times the Borrowers' rolling four-quarter EBITDA (as defined), respectively. The Revolving Credit Facility binds the Borrowers to a number of additional affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. The covenants require a Minimum Tangible Net Worth (as defined) of $50.0 million at June 30, 1999. As of June 30, 1999, the Company was in compliance with all covenants. Based on the rolling four quarter EBITDA (as defined) at June 30, 1999, the amount available for additional borrowing on the Revolving Credit Facility is approximately $34.1 million.

     Ameristar issued $100 million in 10-1/2% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes") under an Indenture dated July 15, 1997 (the "Indenture"). In addition to Ameristar and the trustee, all of Ameristar's subsidiaries (the "Guarantors") are parties to the Indenture for the purpose of guaranteeing (the "Guarantees") payments on the Senior Subordinated Notes.

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

     The Indenture also includes certain covenants that, among other things, limit the ability of Ameristar and its Restricted Subsidiaries to pay dividends or other distributions (excluding dividends and distributions from a Restricted Subsidiary to Ameristar or a Guarantor), make investments, repurchase

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations (continued)

subordinated obligations or capital stock, create certain liens (except those securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets, issue or sell subsidiary stock, create or permit restrictions on distributions from subsidiaries or enter into certain mergers and consolidations. The Company was in compliance with the covenants under the Indenture at June 30, 1999.

     At June 30, 1999, The Company had other indebtedness in an aggregate principal amount of $50.5 million.

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

     Consolidated capital expenditures during the first six months of 1999 were approximately $10.9 million. Management is proceeding with several capital expenditure projects at Ameristar Council Bluffs and Ameristar Vicksburg and has completed remodeling certain dining and meeting room areas at The Reserve. The projects in Council Bluffs include building a third level onto the riverboat casino, which will add 375 gaming positions, and erecting a 1,000-space parking garage. The Council Bluffs projects have an estimated budget of $24 million, a portion of which will be paid in 2000. In Vicksburg, projects include casino and restaurant remodeling that are expected to begin in the fourth quarter of 1999.

     The covenants under the Revolving Credit Facility currently allow the Company to make maximum capital expenditures during 1999 of approximately $13.2 million. The lenders under the Revolving Credit Facility have advised the Company that they will waive the maximum capital expenditure limitation under the Revolving Credit Facility specifically for the above-described projects at Ameristar Council Bluffs and Ameristar Vicksburg, but the formal waiver has not been received at the date of this filing. Management currently estimates that total capital expenditures during 1999 will be approximately $33.0 million, including approximately $20.0 million on the specified projects and approximately $13.0 million on other projects. However, the amount of capital expenditures may vary based on budget modifications, construction schedule changes or other factors.

     The above-described capital expenditure requirements are expected to be funded out of draws under the Revolving Credit Facility, cash on hand, operating cash flow and purchase money and lease financing related to the acquisition of furniture, fixtures and equipment (including gaming equipment).

     Because the amount of borrowings permitted to be drawn at any time under the Revolving Credit Facility is determined in part by the Company's rolling four-quarter EBITDA (as defined), the Company's anticipated borrowings under the Revolving Credit Facility to fund a portion of any capital expenditure project will be dependent upon the level of the Company's aggregate operating cash flow. The Company experienced an increase of $7.7 million in cash flow from operations and $4.6 million in EBITDA during the quarter ended June 30, 1999 over the same quarter in 1998. The increases resulted largely from operating improvements at The Reserve as well as improvements at all other properties. Management anticipates that the operating improvements will

                 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

continue during the remainder of the year. However, no assurances can be given with respect to the amount of operating cash flow or EBITDA of the Company for any future period or the timing, cost or scope of any project undertaken by the Company. At the present time, the Company does not anticipate undertaking capital expenditure projects during 1999 that could not be funded out of amounts
anticipated   to   be  available  through  anticipated internally
generated cash flow and the Company's borrowing capacity under the Revolving Credit Facility.

     Ameristar has not declared any dividends on its Common Stock in the past, and the Company intends for the foreseeable future to retain all earnings for use in the development of its business instead of paying cash dividends. In addition, as described above, the Revolving Credit Facility and the Senior Subordinated Notes obligate the Company to comply with certain financial covenants that may restrict or prohibit the payment of dividends.



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

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

Strategy

     The Company has evaluated its front- and back-of-the-house computer operations. The majority of the casino and hotel systems are already Year 2000 compliant according to the vendors. Those that are not will be upgraded with Year 2000 compliant systems prior to November 1, 1999. The back-of-the-house accounting systems have been evaluated and the payroll system and all financial software programs will be replaced prior to November 1, 1999. Where important to the Company's business, inquiries are also being made of third parties with whom the Company does significant business, such as vendors and suppliers, as to their Year 2000 readiness.

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

FACTORS AFFECTING FORWARD-LOOKING INFORMATION


     This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans," or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company, including but not limited to uncertainties concerning operating cash flow in future periods, the Company's borrowing capacity under the Revolving Credit Facility, the future operating performance of the Company's properties, particularly the recently opened The Reserve, the ability of the Company to undertake and complete capital expenditure projects and the ability of the Company and its vendors and service providers to successfully and timely resolve Year 2000 issues. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Item 1.- Business - Cautionary Information Regarding

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations (continued)

Forward-Looking Statements" in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

ITEM  3.         QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
                 MARKET RISK

     Except for the Revolving Credit Facility, under which $90.0 million was outstanding at June 30, 1999, and certain other long-term debt outstanding at June 30, 1999 in the aggregate amount of $6.4 million (collectively, the "Variable Rate Debt"), all of the Company's other long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to the WFB prime interest rate or LIBOR in effect from time to time, in each case plus an applicable margin determined by the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula. At June 30, 1999, the average interest rate applicable to the Variable Rate Debt was 9.1 percent. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at June 30, 1999, would increase the Company's annual interest costs by approximately $964,500. The Company has entered into an interest rate collar agreement with WFB to manage the effects of fluctuations in the interest rate applicable to up to $50.0 million in LIBOR draws under the Revolving Credit Facility.

     Although the Company manages its short-term cash assets with a view to maximizing return with minimal risk, the Company does not invest in market rate sensitive instruments for trading or other purposes, including so-called derivative securities, and the Company is not exposed to foreign currency exchange risks or commodity price risks in its portfolio transactions.

     PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

     PCL Construction Services, Inc. et al. v. Ameristar Casino Las Vegas, Inc. This suit was filed in the District Court of Clark County, Nevada on October 14, 1998 as case number A394783. The complaint was served on ACLVI on February 4, 1999. An amended complaint was filed on February 19, 1999 and served on ACLVI on March 1, 1999. The plaintiffs are PCL Construction Services, Inc., Tri-Star Theme Builders, Inc. and a joint venture comprised of these two firms. The joint venture was the contractor for certain of the interior work at The Reserve pursuant to a construction contract dated November 14, 1997. The contract, as amended through change orders, provided for a guaranteed maximum price not to exceed $25,482,532, inclusive of fees, to the contractor. The plaintiffs alleged that ACLVI is obligated to pay them $5,621,098, plus interest, in excess of the guaranteed maximum price for additional labor costs they invoiced to ACLVI. This case has been settled by mutual agreement of the parties, pursuant to which the guaranteed maximum price has been increased by $667,468, which has been paid.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. The Company's Annual Meeting of Stockholders was held on June 11, 1999.

     b. and c. The following table shows the tabulation of votes for all matters put to vote at the Company's Annual Meeting of Stockholders.

                                                          Abstentions/
                                           Against/       Broker
Matters Put to Vote              For       Withheld       Non-votes

Election of Class A Director
       Larry A. Hodges        20,055,297     37,733

Proposal to approve
1999 Stock Incentive Plan     18,845,784    158,145       1,089,101

The terms of the following directors have continued after the meeting:

Class  B  Directors (term expiring in 2000):   Thomas M. Steinbauer
                                                  and Paul I. Corddry
Class  C Director (term expiring in 2001):    Craig H. Neilsen
                                                  and Warren McCain


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits filed as part of this report

     10.1 Amendment to Ground Lease, dated as of May 21, 1999, between Ameristar Casino Council Bluffs, Inc. ("ACCBI") and Council Bluffs Hotel Associates, L.C. ("CBHA").

     10.2 Ground Lease Agreement, dated as of May 28, 1999, between ACCBI and River Road Hotel Associates, L.C. ("RRHA").

     10.3 Letter Agreement, dated as of May 28, 1999, between ACCBI and RRHA.

     10.4 Memorandum of Understanding, dated as of June 8, 1999, among ACCBI, CBHA and RRHA.

     10.5 Employment Agreement, dated as of June 14, 1999, between Ameristar Casinos, Inc. and Jeffrey A. Bouhgrum*

     10.6 1999 Stock Incentive Plan of Ameristar Casinos, Inc.*

     27   Financial Data Schedule

     99.1 Supplemental Agreement of Ameristar Casinos, Inc.


     * Denotes a management contract or compensatory plan or arrangement


     b.   Reports on Form 8-K

          None

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERISTAR CASINOS, INC.
                                 Registrant



Date:  August 13, 1999             /s/Thomas Steinbauer
                                 Thomas Steinbauer
                                 Senior Vice President of Finance
                                 and Treasurer
                                 (Principal Financial Officer)