Form 10-Q
period 1999-09-30
AMERISTAR CASINOS INC
filed 1999-11-15
CIK 912145

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1999

                                      OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                       Commission file number:  0-22494

                           AMERISTAR CASINOS, INC.
            ------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)


                   Nevada                           88-0304799
      -------------------------------          --------------------
      (State or other jurisdiction of            (I.R.S. employer
       incorporation or organization)           identification no.)


                          3773 Howard Hughes Parkway
                                Suite 490 South
                           Las Vegas, Nevada  89109
                   ----------------------------------------
                   (Address of principal executive offices)


                                (702) 567-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]    No [  ]

As of November 12, 1999, 20,363,000 shares of Common Stock of the registrant were issued and outstanding.

                            AMERISTAR CASINOS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                     Page No.
                                                                     --------
Part I.  FINANCIAL INFORMATION

  Item 1. Financial Statements:

          A.   Condensed Consolidated Balance Sheets at
               December 31, 1998 and September 30, 1999
               (unaudited)                                            3 - 4

          B.   Condensed Consolidated Statements of Operations
               (unaudited) for the three and nine months ended
               September 30, 1998 and 1999                              5

          C.   Condensed Consolidated Statements of Cash Flows
               (unaudited) for the nine months ended
               September 30, 1998 and 1999                              6

          D.   Notes to Condensed Consolidated Financial
               Statements                                             7 - 8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9 - 18

  Item 3. Quantitative and Qualitative Disclosures about
          Market Risk                                                   19


Part II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                             20

  Item 5. Other Information                                             20

  Item 6. Exhibits and Reports on Form 8-K                              21


SIGNATURE                                                               22

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                    ASSETS

                                                December 31,    September 30,
                                                    1998            1999
                                                -----------     ------------
                                                                 (Unaudited)

CURRENT ASSETS:

     Cash and cash equivalents                   $ 18,223          $ 15,513
     Restricted cash                                  119               132
     Accounts receivable, net                       1,476             1,542
     Income tax refund receivable                   2,815               200
     Inventories                                    3,614             3,364
     Prepaid expenses                               4,794             6,417
     Deferred income taxes                          3,906             3,649
                                                 --------          --------
          Total current assets                     34,947            30,817

PROPERTY AND EQUIPMENT AND LEASEHOLD INTERESTS,
  at cost, less accumulated depreciation and
  amortization of $92,708 and $108,545,
  respectively                                    297,820           304,418

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
  VALUE OF NET ASSETS ACQUIRED                     15,046            14,750

DEPOSITS AND OTHER ASSETS                           3,924             3,904
                                                 --------          --------
                                                 $351,737          $353,889
                                                 ========          ========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                   AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                December 31,    September 30,
                                                    1998            1999
                                                -----------     ------------
                                                                 (Unaudited)

CURRENT LIABILITIES:

     Accounts payable                            $  6,324          $  4,717
     Construction contracts payable                   913             5,411
     Accrued liabilities                           26,359            26,363
     Current obligations under capitalized
       leases                                       2,398             2,379
     Current maturities of notes payable and
       long-term debt                               9,924            11,248
                                                 --------          --------
          Total current liabilities                45,918            50,118
                                                 --------          --------

OBLIGATIONS UNDER CAPITALIZED LEASES, net of
  current maturities                               13,196            11,538
                                                 --------          --------

NOTES PAYABLE AND LONG-TERM DEBT,
  net of current maturities                       217,203           214,865
                                                 --------          --------

DEFERRED INCOME TAXES                               7,496             8,491
                                                 --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value:
       Authorized - 30,000,000 shares
       Issued - None                                 -                 -
     Common stock, $.01 par value:
       Authorized - 30,000,000 shares
       Issued and outstanding - 20,360,000
       shares                                         204               204
     Additional paid-in capital                    43,043            43,043
     Retained earnings                             24,677            25,630
                                                 --------          --------
          Total stockholders' equity               67,924            68,877
                                                 --------          --------
                                                 $351,737          $353,889
                                                 ========          ========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                   AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                       Three Months          Nine months
                                    Ended September 30,  Ended September 30,
                                      1998      1999       1998      1999
                                    --------  --------   --------  --------
REVENUES:
   Casino                            $55,988   $63,414   $161,212  $184,363
   Food and beverage                  12,277    12,953     34,765    36,590
   Rooms                               4,499     5,026     10,804    13,587
   Other                               2,682     2,715      7,284     7,635
                                     -------   -------   --------  --------
                                      75,446    84,108    214,065   242,175
   Less:  Promotional allowances       6,104     6,481     16,576    18,341
                                     -------   -------   --------  --------
       Net revenues                   69,342    77,627    197,489   223,834
                                     -------   -------   --------  --------

OPERATING EXPENSES:
   Casino                             26,748    29,615     78,364    85,794
   Food and beverage                   8,475     7,691     23,949    23,104
   Rooms                               1,673     1,817      4,229     5,102
   Other                               2,405     2,257      6,526     6,249
   Selling, general and
     administrative                   19,447    23,590     55,958    65,079
   Depreciation and amortization       6,147     5,922     17,243    18,095
   Preopening costs                     -         -        10,611      -
                                     -------   -------   --------  --------
Total operating expenses              64,895    70,892    196,880   203,423
                                     -------   -------   --------  --------

       Income from operations          4,447     6,735        609    20,411

OTHER INCOME (EXPENSE):
   Interest income                        86        74        302       252
   Interest expense                   (6,146)   (6,221)   (16,265)  (18,468)
   Other                                 (62)      (83)        53      (566)
                                     -------   -------   --------  --------

INCOME (LOSS) BEFORE INCOME TAX
  PROVISION (BENEFIT)                 (1,675)      505    (15,301)    1,629
   Income tax provision (benefit)       (537)      218    (5,049)       676
                                     -------   -------   --------  --------

NET INCOME (LOSS)                    $(1,138)  $   287   $(10,252) $    953
                                     =======   =======   ========  ========

EARNINGS (LOSS) PER SHARE:
  Basic                              $ (0.06)  $  0.01   $  (0.50) $   0.05
                                     =======   =======   ========  ========
  Diluted                            $ (0.06)  $  0.01   $  (0.50) $   0.05
                                     =======   =======   ========  ========

WEIGHTED AVERAGE SHARES OUTSTANDING   20,360    20,360     20,360    20,360
                                     =======   =======   ========  ========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                   AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                         Nine months
                                                     Ended September 30,
                                                     1998           1999
                                                   --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $(10,252)      $    953
                                                   --------       --------
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                   17,243         18,095
     Amortization of debt issue costs                   494            501
     Preopening costs                                10,611           -
     Change in deferred income taxes                 (5,049)         1,252
     Net loss on disposition of assets                 -               445
     Increase in other current assets                (3,069)        (1,452)
     Decrease in income tax refund receivable         1,753          2,615
     Increase (decrease) in other current
       liabilities                                    5,924         (1,603)
                                                   --------       --------
Total adjustments                                    27,907         19,853
                                                   --------       --------
Net cash provided by operating activities            17,655         20,806
                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (26,611)       (25,898)
  Increase (decrease) in construction
    contracts payable                               (18,130)         4,498
  Proceeds from sale of assets                         -             1,195
  Increase in deposits and other
    non-current assets                               (3,027)          (576)
                                                   --------       --------
Net cash used in investing activities               (47,768)       (20,781)
                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable
     and long-term debt                              42,606          2,047
  Principal payments of notes payable,
     long-term debt and capitalized leases           (3,320)        (4,782)
                                                   --------       --------
Net cash provided by (used in) financing
  activities                                         39,286         (2,735)
                                                   --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         9,173         (2,710)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD      13,031         18,223
                                                   --------       --------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $ 22,204       $ 15,513
                                                   ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest (net of amounts
     capitalized)                                  $ 18,064       $ 20,449
                                                   ========       ========
  Cash paid for income taxes                       $    350       $    200
                                                   ========       ========
Assets purchased with long-term debt               $   -          $     44
                                                   ========       ========
Assets purchased with capitalized leases           $  6,671       $   -
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

NOTE 2 - NOTES PAYABLE AND LONG-TERM DEBT

     The Company maintains a $125 million revolving credit facility (the "Revolving Credit Facility") pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and Wells Fargo Bank, N.A. as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include AC Hotel Corp., a subsidiary of ACVI that owns the hotel at Ameristar Vicksburg, and a purchasing subsidiary. The Revolving Credit Facility binds the Borrowers to a number of affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. As of September 30, 1999, the Company was in compliance with all covenants.

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

NOTE 3 - EARNINGS (LOSS) PER SHARE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", effective for fiscal years ending after December 15, 1997. The Company adopted SFAS 128 for the year ended December 31, 1997. SFAS 128 requires the computation and presentation of basic and diluted earnings per share for all periods for which an income statement is presented. For the three and nine months ended September 30, 1998 and 1999, the Company had no materially dilutive securities outstanding.

     Options to purchase 518,000 and 1,492,000 shares of common stock were outstanding at September 30, 1998 and 1999, respectively, at exercise prices of $3.56 - $16.00 for the 1998 period and $2.64 - $16.00 for the 1999 period.
These options were not included in pro forma computations of earnings per share assuming dilution for the 1998 periods because the options' exercise prices were greater than the average market price of the common shares during the periods presented. For the 1999 periods, the outstanding options caused no dilution of the reported earnings per share.

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

     CPI owns and operates Cactus Petes Resort Casino and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. ACVI owns and operates a riverboat-themed dockside casino (the "Vicksburg Casino") and related land-based facilities, including a 150-room hotel that opened on June 5, 1998 (collectively, "Ameristar Vicksburg"), in Vicksburg, Mississippi. ACCBI owns and operates a riverboat casino (the "Council Bluffs Casino") and related land-based hotel and other facilities (collectively, "Ameristar Council Bluffs") in Council Bluffs, Iowa, across the Missouri River from Omaha, Nebraska. ACLVI owns and operates The Reserve Hotel Casino ("The Reserve"), an African safari and big game reserve themed facility in the Henderson-Green Valley suburban area of Las Vegas, Nevada. The Reserve opened February 10, 1998.

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

     The following table highlights the results of operations of Ameristar's operating subsidiaries for its principal properties:

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

                                        Three Months          Nine months
                                     Ended September 30,  Ended September 30,
                                       1998      1999       1998      1999
                                     --------  --------   --------  --------
Consolidated cash flow information:
   Cash flow provided by operating
      activities                      $ 1,798   $ 2,314   $ 17,655  $ 20,806
   Cash flow used in investing
      activities                       (7,602)   (9,561)   (47,768)  (20,781)
   Cash flow provided by (used in)
      Financing activities              5,719      (519)    39,286    (2,735)

Net revenues:
   Jackpot Properties                 $15,295   $15,948   $ 41,990  $ 44,286
   Ameristar Vicksburg                 17,675    20,079     50,593    58,464
   Ameristar Council Bluffs            24,409    28,654     72,552    82,294
   The Reserve                         11,963    12,946     32,354    38,790
                                      -------   -------   --------  --------
Consolidated   net   revenues         $69,342   $77,627   $197,489  $223,834
                                      =======   =======   ========  ========

Adjusted operating income
 (loss) (1):
   Jackpot Properties                 $ 3,661   $ 2,952   $  8,234  $  8,892
   Ameristar Vicksburg                  3,380     3,820      9,573    11,418
   Ameristar Council Bluffs             4,707     5,782     12,668    15,883
   The Reserve                         (4,838)   (1,871)   (12,097)   (5,883)
   Corporate and other                 (2,463)   (3,948)    (7,158)   (9,899)
                                      -------   -------   --------  --------
Consolidated operating income         $ 4,447   $ 6,735   $ 11,220  $ 20,411
                                      =======   =======   ========  ========

Adjusted operating income (loss)
 margins (1):
   Jackpot Properties                   23.9%     18.5%      19.6%     20.1%
   Ameristar Vicksburg                  19.1%     19.0%      18.9%     19.5%
   Ameristar Council Bluffs             19.3%     20.2%      17.5%     19.3%
   The Reserve                         (40.4%)   (14.5%)    (37.4%)   (15.2%)
      Consolidated operating
        income margin                    6.4%      8.7%       5.7%      9.1%

EBITDA (2):
   Jackpot Properties                 $ 4,468   $ 3,707   $ 10,666  $ 11,205
   Ameristar Vicksburg                  5,111     5,107     14,475    15,789
   Ameristar Council Bluffs             6,503     7,652     17,946    21,402
   The Reserve                         (3,108)       16     (7,713)     (284)
   Corporate and other                 (2,380)   (3,826)    (6,911)   (9,607)
                                      -------   -------   --------  --------
Consolidated EBITDA                   $10,594   $12,656   $ 28,463  $ 38,505
                                      =======   =======   ========  ========

EBITDA margins (2):
   Jackpot Properties                   29.2%     23.2%      25.4%     25.3%
   Ameristar Vicksburg                  28.9%     25.4%      28.6%     27.0%
   Ameristar Council Bluffs             26.6%     26.7%      24.7%     26.0%
   The Reserve                         (26.0%)     0.1%     (23.8%)    (0.7%)
      Consolidated EBITDA margin        15.3%     16.3%      14.4%     17.2%

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

Summary of Operating Results

     Ameristar  posted  record revenues for the three  and  nine  months  ended
September 30, 1999. Consolidated net revenues for the three months ended September 30, 1999, increased to $77.6 million compared to $69.3 million for the same quarter in 1998. Net revenues for the nine months ended September 30, 1999, were $223.8 million compared to $197.5 million in 1998. The majority of these increases related to improved casino revenues resulting from new slot product at certain of the properties and the additional 41 days of operation for The Reserve in 1999 compared to 1998 for the nine-month period.

     Income from operations for the quarter ended September 30, 1999, was $6.7 million compared to $4.4 million for the same quarter in 1998. Total operating expenses as a percentage of net revenues decreased to 91.3 percent for the third quarter of 1999 compared to 93.6 percent for the third quarter of 1998. Income from operations for the nine months ended September 30, 1999, was $20.4 million compared to $11.2 million before preopening costs and the related tax benefit for the same period in 1998. After the effect of preopening costs, income from operations for the nine months ended September 30, 1998, was $0.6 million.

     Net income for the quarter ended September 30, 1999, was $0.3 million compared to a net loss of $1.1 million for the same period in 1998. For the nine months ended September 30, 1999, net income was $1.0 million compared to a net loss of $3.1 million before preopening costs and the related tax benefit for the same period in 1998. The net loss was $10.3 million after preopening costs for the nine months ended September 30, 1998.

     Earnings per share for the quarter ended September 30, 1999, were $0.01 compared to a loss per share of $0.06 for the same quarter in 1998. Earnings per share for the first nine months of 1999 were $0.05 compared to a loss per share of $0.15 before preopening costs and $0.50 after preopening costs for the first nine months of 1998.

Revenues and Operating Income by Property

     Net revenues for Ameristar Council Bluffs were $28.7 million for the quarter ended September 30, 1999, compared to $24.4 million for the same quarter in 1998, an increase of $4.3 million or 17.6 percent. For the nine months ended September 30, 1999, net revenues were $82.3 million compared to $72.6 million for the same period in 1998, a 13.4 percent increase. Operating income increased by $1.1 million or 22.8 percent for the three months and $3.2 million or 25.4 percent for the nine months ended

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

September  30,   1999,    compared   to   the    same    periods    in    1998.
These       increases      are      attributed      to      the      popularity
of, and the resulting increased revenues from, the new slot and video gaming machines placed in service during the fourth quarter of 1998 and the first quarter of 1999, as well as the continued growth in the gaming market.

     The Jackpot Properties' net revenues increased to $15.9 million and $44.3 million for the three and nine months ended September 30, 1999, respectively, compared to $15.3 million and $42.0 million for the same periods in 1998. Operating income was $3.0 million and $8.9 million for the three and nine months ended September 30, 1999, respectively, compared to $3.7 million and $8.2 million for the same periods in 1998. Most of the revenue increase is attributable to increased casino revenues generated by the enhanced slot product and higher table games hold percentages. While cost-control measures have improved the year-to-date operating efficiency of the Jackpot Properties compared to the prior year, increases in marketing/advertising and general and administrative expenses in the third quarter of 1999 account for the decrease in operating income compared to the third quarter of 1998.

     Ameristar Vicksburg continues to be the gaming revenue market leader in Warren County, Mississippi with net revenues of $20.1 million for the third quarter of 1999 and $58.5 million for the first nine months of 1999, compared to $17.7 million and $50.6 million, respectively, for the same periods in 1998. Operating income for the three and nine months ended September 30, 1999, was $3.8 million and $11.4 million, respectively, compared to $3.4 million and $9.6 million for the same periods in 1998. The increase in net revenues was a result of higher slot revenues due to the addition of 144 new, innovative slot machines to the casino floor, a higher table games hold percentage, and the June 1998 opening of the 150-room Ameristar Hotel Vicksburg. The increases in revenues for the three and nine months were somewhat offset by increases in operating costs. The primary increases in operating costs were in the payroll and benefits, marketing/advertising, and general and administrative areas. The hotel operations contributed $2.1 million in revenues and $1.0 million in operating income during the first nine months of 1999.

     The Reserve had net revenues of $12.9 million for the three-month period ended September 30, 1999, compared to $12.0 million for the same period in the prior year. For the nine months ended September 30, 1999, net revenues were $38.8 million compared to $32.4 million for the 232 days from the property's opening through September 30, 1998. The Reserve had an operating loss of $1.9 million for the quarter ended September 30, 1999, compared to an operating loss of $4.8 million for the same quarter in 1998. For the nine months ended September 30, 1999, the operating loss was $5.9 million, compared to an operating loss of $12.1 million before preopening costs and the related tax benefit from the property's opening through September 30, 1998. Along with improving revenues, material reductions in labor and food cost percentages have contributed to the improvements in the property's operating performance.

Consolidated Revenues and Expenses

     On a consolidated basis for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998, casino revenues increased $7.4 million or 13.3 percent, food and beverage revenues increased $0.7 million or 5.5 percent, and rooms revenues increased $0.5 million or 11.7 percent. On a consolidated basis for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, casino revenues increased $23.2 million or 14.4 percent, food and beverage revenues increased $1.8 million or
5.2 percent, and rooms revenues increased $2.8 million or 25.8 percent. These increases are due to the improved casino results previously discussed, increased prices and additional covers in the food and beverage outlets, and the operation of the Ameristar Hotel in Vicksburg for a full nine months through September 30, 1999, compared to only 117 days through September 30, 1998.

     For the quarter ended September 30, 1999, compared to the same period in 1998, casino expenses increased $2.9 million or 10.7 percent, food and beverage
expenses       decreased       $0.8      million      or      9.3      percent,

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

and      rooms      expenses      increased      $0.1       million      or 8.6
percent. For the nine months ended September 30, 1999, compared to the same period in 1998, casino expenses increased $7.4 million or
9.5 percent, food and beverage expenses decreased $0.8 million or 3.5 percent, and rooms expenses increased $0.9 million or 20.6 percent. The increase in casino expenses relates to increases in gaming taxes associated with the increased casino revenues, as well as increases in casino complimentary expenses and employee compensation and benefits. The decrease in food and beverage expenses reflects an emphasis on cost controls in the food and beverage departments. The increase in room expenses relates primarily to the incremental expenses of the Vicksburg hotel being open for the full period in 1999 versus a partial period in 1998.

     Selling, general and administrative expenses (including utilities and maintenance and business development) increased $4.1 million or 21.3 percent for the quarter ended September 30, 1999, compared to the same quarter of the prior year. For the nine months ended September 30, 1999, selling, general and administrative expenses increased $9.1 million or 16.3 percent compared to the same period in 1998. These increases primarily represent the increased overhead incurred as the Company continues its growth.

     Depreciation expense for the first nine months of 1999 increased $0.9 million or 4.9 percent over the same period in 1998 primarily due to the inclusion of The Reserve and the Vicksburg hotel in the Company's depreciable asset base for the full nine months versus their inclusion for only part of the first two quarters in the prior year. By the third quarter of 1998, these facilities were included in the depreciable asset base for the full quarter, making the third quarters of 1998 and 1999 more comparable. Also, certain five-year assets in Vicksburg are now fully depreciated and no longer add to the current period's depreciation expense. Therefore, depreciation expense decreased by $0.2 million or 3.7 percent in the third quarter 1999 compared to the same quarter of 1998.

     Interest expense was $6.2 million and $18.5 million, respectively, for the three and nine months ended September 30, 1999, compared to $6.1 million and $16.3 million for the same periods in 1998. The increased interest expense for the quarter reflects higher interest rates on the Company's variable rate debt. The increase for the nine month period reflects the fact that interest costs are being expensed during all of the nine months ended September 30, 1999, whereas in the 1998 period, a portion of these costs were capitalized until the February 10, 1998, opening of The Reserve, when the capitalization of interest related to that project ceased.

     The Company's effective federal income tax rate for the nine months ended September 30, 1999, was 41.5 percent, versus the federal statutory rate of 34 percent. The difference between the effective rate and the statutory rate is due to certain expenses deducted in the current period for financial reporting purposes which are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities were $20.8 million for the nine months ended September 30, 1999, compared to $17.7 million for the nine months ended September 30, 1998. The majority of this increase resulted from improved operations at all of the properties (particularly, The Reserve), offset partially by higher corporate overhead expenses.

     The Company had unrestricted cash of approximately $15.5 million as of September 30, 1999, compared to $18.2 million as of December 31, 1998. The decrease in unrestricted cash at September 30, 1999, results primarily from capital expenditures and repayments of notes payable, long-term debt and capitalized leases in amounts exceeding cash generated by operations during the period. Capital expenditures of $25.9 million for the nine months primarily relate to expansion projects at Vicksburg, Council Bluffs and The Reserve ($14.9 million), additional land purchased at The Reserve ($1.4 million),

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

the purchase of new slot machines ($3.5 million) and other equipment ($2.9 million) at each of the properties, and other maintenance capital expenditures.

     The Company maintains a $125 million revolving credit facility (the "Revolving Credit Facility") pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and Wells Fargo Bank, N.A. ("WFB") as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include AC Hotel Corp., a subsidiary of ACVI that owns the hotel at Ameristar Vicksburg, and a purchasing subsidiary. At September 30, 1999, the outstanding principal balance of the Revolving Credit Facility was $90.0 million.

     Under the terms of the Revolving Credit Facility, concurrent with each loan draw, the Borrowers may select the interest rate based on either the
London Interbank Offering Rate ("LIBOR") or WFB's prime interest rate. The applicable margins for both LIBOR draws and prime interest rate draws adjust semiannually based on the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula. As of September 30, 1999, the Borrowers have taken LIBOR draws totaling $90.0 million with an average interest rate of approximately 9.4 percent per annum.

     The Company has entered into an interest rate collar agreement with WFB to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's Revolving Credit Facility. Under the agreement, which covers $50.0 million of the borrowings on the Revolving Credit Facility, the Company has a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. For the nine months ended September 30, 1999, the Company paid approximately $71,000 in additional interest as a result of this agreement. The agreement terminates on September 30, 2003, to coincide with the maturity of the Revolving Credit Facility.

     Borrowings under the Revolving Credit Facility may not exceed 2.75 times the Borrowers' rolling four-quarter EBITDA (as defined) and the Borrowers' total funded debt may not exceed the Borrowers' rolling four-quarter EBITDA (as defined), multiplied by a factor that varies over time and which is currently
5.25. As of September 30, 1999, borrowings under the Revolving Credit Facility and the total funded debt of the Borrowers were approximately 1.9 times and 4.3 times the Borrowers' rolling four-quarter EBITDA (as defined), respectively. The Revolving Credit Facility binds the Borrowers to a number of additional affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. The covenants require a Minimum Tangible Net Worth (as defined) of $50.0 million at September 30, 1999. As of September 30, 1999, the Company was in compliance with all covenants. Based on the rolling four-quarter EBITDA (as defined) at September 30, 1999, the amount available for additional borrowing on the Revolving Credit Facility was approximately $35.0 million.

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

     The Indenture includes covenants that restrict the ability of Ameristar and the Restricted Subsidiaries (as defined and which includes all Guarantors) from incurring future Indebtedness (as defined); provided, however, that Ameristar or any Guarantor may incur Indebtedness if the incurrence thereof

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

would not result in the Consolidated Coverage Ratio (as defined) being less than 2.0 to 1.0 on a rolling four-quarter basis. The Indenture also permits Ameristar or a Restricted Subsidiary to incur Indebtedness without regard to the Consolidated Coverage Ratio test in certain circumstances, including borrowings of up to $140 million under the Revolving Credit Facility, as amended or replaced from time to time, up to $15.0 million in recourse furniture, fixtures and equipment financings, up to $7.5 million in borrowings for the construction of the hotel at Ameristar Vicksburg and up to $5.0 million of other Indebtedness.

     The Indenture also includes certain covenants that, among other things, limit the ability of Ameristar and its Restricted Subsidiaries to pay dividends or other distributions (excluding dividends and distributions from a Restricted Subsidiary to Ameristar or a Guarantor), make investments, repurchase subordinated obligations or capital stock, create certain liens (except those securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets, issue or sell subsidiary stock, create or permit restrictions on distributions from subsidiaries or enter into certain mergers and consolidations. The Company was in compliance with the covenants under the Indenture at September 30, 1999.

     At September 30, 1999, the Company had other indebtedness in an aggregate principal amount of $50.0 million.

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

     Consolidated capital expenditures during the first nine months of 1999 were approximately $25.9 million. Management is proceeding with several capital expenditure projects at Ameristar Council Bluffs and Ameristar Vicksburg and has completed remodeling certain dining and meeting room areas at The Reserve. The projects in Council Bluffs include building an upper deck onto the riverboat casino, which will add 375 gaming positions, and erecting a 1,000-space parking garage. The Council Bluffs projects have an estimated budget of $24 million, a portion of which will be paid in 2000. Approximately $10.4 million of the budgeted $24 million had been incurred as of September 30, 1999. In Vicksburg, capital projects include casino and restaurant remodeling and other site improvements and maintenance that began in the third quarter of 1999. Of the approximately $10.2 million budgeted for the above Vicksburg projects, some of which will be paid in 2000, approximately $5.0 million had been incurred as of September 30, 1999.

     The covenants under the Revolving Credit Facility limit the Company's ability to make capital expenditures in excess of specific permissible amounts. However, the lenders under the Revolving Credit Facility have waived the maximum capital expenditure limitation under the Revolving Credit Facility specifically for certain of the above-described projects at Ameristar Council Bluffs, Ameristar Vicksburg and The Reserve. The waiver permits fiscal 1999 and 2000 capital expenditure projects, in addition to necessary capital expenditures, totaling $43.3 million.

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

     Management currently estimates that total capital expenditures during 1999 will be approximately $37.0 million, including approximately $24.0 million on the specified projects and approximately $13.0 million on other projects. However, the amount of capital expenditures may vary based on budget modifications, construction schedule changes or other factors.

     The above-described capital expenditure requirements are expected to be funded out of draws under the Revolving Credit Facility, cash on hand, operating cash flow and purchase money and lease financing related to the acquisition of furniture, fixtures and equipment (including gaming equipment).

     Because the amount of borrowings permitted to be drawn at any time under the Revolving Credit Facility is determined in part by the Company's rolling four-quarter EBITDA (as defined), the Company's anticipated borrowings under the Revolving Credit Facility to fund a portion of any capital expenditure project will be dependent upon the level of the Company's aggregate operating cash flow. The Company experienced increases of $3.2 million in cash flows from  operations  and  $10.5 million in EBITDA during  the  nine  months  ended
September 30, 1999 over the same period in 1998. The increases resulted largely from operating improvements at The Reserve as well as improvements at all other properties. Management anticipates that the operating improvements will continue during the remainder of the year. However, no assurances can be given with respect to the amount of operating cash flow or EBITDA of the Company for any future period or the timing, cost or scope of any project undertaken by the Company. At the present time, the Company does not anticipate undertaking capital expenditure projects during 1999 that could not be funded out of amounts anticipated to be available through anticipated internally generated cash flow and the Company's borrowing capacity under the Revolving Credit Facility.

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

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

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

Strategy

     The Company has evaluated its front- and back-of-the-house computer operations. The majority of the casino and hotel systems are Year 2000 compliant according to the vendors. Certain systems or software that were not Year 2000 compliant have been replaced. The player's club system at Cactus Petes will be upgraded with Year 2000 compliant software prior to December 15, 1999. The back-of-the-house accounting systems have been evaluated; the payroll system and all financial software programs have been upgraded or are now being upgraded to ensure Year 2000 compliance. This process will be completed prior to December 1, 1999. Where important to the Company's business, inquiries have also been made of third parties with whom the Company does significant business, such as vendors and suppliers, as to their Year 2000 readiness and alternative plans have been made where deemed necessary.

     The Company used Year 2000 compliance as one of its criteria in choosing the computer systems for The Reserve. Some of these same systems have been or are being installed at the Company's other properties.

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

Costs

     The estimated total hardware and software costs for replacing or upgrading the back-of-the-house accounting systems will be approximately $750,000 on a companywide basis. Additional costs totaling approximately $200,000 have been or will be incurred by year end to upgrade additional systems and applications to ensure Year 2000 compliance. Although other costs may need to be incurred to address any unforeseen Year 2000 issues that may arise, the overall costs of addressing Year 2000 issues have not been and are not expected to be material to the Company's financial condition or results of operations.

FACTORS AFFECTING FORWARD-LOOKING INFORMATION

     This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans," or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management
believes         that        the       assumptions        underlying        the
forward-looking         statements         are        reasonable,         these

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company, including but not limited to uncertainties concerning operating cash flow in future periods, the Company's borrowing capacity under the Revolving Credit Facility, the future operating performance of the Company's properties, particularly the recently opened The Reserve, the ability of the Company to undertake and complete capital expenditure projects and the ability of the Company and its vendors and service providers to successfully and timely resolve Year 2000 issues. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Item 1. - Business - Cautionary Information Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Except for the Revolving Credit Facility, under which $90.0 million was outstanding at September 30, 1999, and certain other long-term debt outstanding at September 30, 1999, in the aggregate amount of $7.2 million (collectively, the "Variable Rate Debt"), all of the Company's other long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest predominantly based on the WFB prime interest rate or LIBOR in effect from time to time, in each case plus an applicable margin determined by the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula. At September 30, 1999, the average interest rate applicable to the Variable Rate Debt was 9.3 percent. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at September 30, 1999, would increase the Company's annual interest costs by approximately $972,000. The Company has entered into an interest rate collar agreement with WFB to manage the effects of fluctuations in the interest rate applicable to up to $50.0 million in LIBOR draws under the Revolving Credit Facility.

     Although the Company manages its short-term cash assets with a view to maximizing return with minimal risk, the Company does not invest in market rate sensitive instruments for trading or other purposes, including so-called derivative securities, and the Company is not exposed to foreign currency exchange risks or commodity price risks in its portfolio transactions.

 PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     E.  L. Pennebaker, Jr., et. al. v. ACI, et. al.  On February 23, 1998,  E.
L. Pennebaker, Jr. filed a complaint in the Circuit Court of Pike County, Mississippi against ACI, Harrah's Vicksburg Corporation ("HVC"), Riverboat Corporation of Mississippi-Vicksburg ("RCMV"), and Deposit Guaranty National Bank ("DGNB"). The matter is pending as case number 98-0047-B. The complaint was amended in February 1998, to add James F. Belisle, Multi Gaming Management, Inc. and Multi Gaming Management of Mississippi, Inc. as additional plaintiffs. The complaint was further amended in March 1999 to modify the specific claims alleged by the plaintiffs. The plaintiffs are property owners or claim to have contract rights in a proposed casino/racetrack development along the Big Black River in Warren County, Mississippi. They allege they would have profited if the Mississippi Gaming Commission had found suitable for a casino a location along that river that was controlled by Horseshoe Gaming, Inc. or its affiliates. The plaintiffs further allege that the defendants entered into an agreement to hinder trade and restrain competition in the gaming industry in violation of the antitrust laws and the gaming laws of Mississippi. Specifically, the plaintiffs allege the defendants conducted an aggressive campaign in opposition to the application of Horseshoe Gaming, Inc. for a gaming site on the Big Black River. The plaintiffs also allege that the defendants tortiously interfered with the plaintiffs' business relations. The plaintiffs allege compensatory damages of $38 million and punitive damages of $200 million.

     The trial in this case was held in October 1999, following which the jury rendered joint and several verdicts in favor of the plaintiffs against ACI, HVC and DGNB on the conspiracy count and against ACI and HVC on the restraint of trade and tortious interference counts. RCMV settled with the plaintiffs prior to trial, and the damage amounts have been reduced by the settlement amount paid by RCMV. The net damages awarded to the plaintiffs total $3,792,000, of which ACI's pro rata portion is $1,685,333. Judgment was entered on November 8, 1999, and ACI intends to file various post-trial motions seeking relief from the trial court. If the post-trial motions are not successful, ACI intends to appeal the case to the Mississippi Supreme Court and otherwise to vigorously defend against the plaintiffs' claims. Post-judgment interest on the damages will accrue at the rate of 8 percent per annum, and if an appeal is unsuccessful, the plaintiffs would also be entitled to a premium of 15% of the damages amount.

     Mr. Pennebaker has also filed a petition with the Mississippi Gaming Commission requesting that the Mississippi Gaming Commission order ACI, HVC and RCMV to stop opposing the approval and construction of a casino on the Big Black River and for such other corrective and punitive action that the Mississippi Gaming Commission might find appropriate. ACI has been advised that no action is required by it in connection with this petition unless requested by the Mississippi Gaming Commission.

ITEM 5. OTHER INFORMATION

     On October 28, 1999, Ameristar Casino St. Louis, Inc., a new wholly owned subsidiary of ACI, filed an application with the Missouri Gaming Commission seeking a gaming license for a site along the Mississippi River in Lemay, Missouri, a community in South St. Louis County. ACI previously entered into a letter of intent with the current lessee of the proposed site, and is currently negotiating the definitive agreement for the assignment of the lease. This project is in the preliminary stages and subject to numerous contingencies, including, for example, the completion of definitive agreements with the current lessee and various parties, due diligence concerning the proposed site, the selection of the Company's application for investigation by the Missouri Gaming Commission and various other licensing and regulatory approvals, development and construction risks and obtaining financing for the project. Accordingly, there can be no assurances concerning the success of the Company's efforts to obtain a gaming license and to pursue the development of this project.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits filed as part of this report

          10.1 Employment Agreement, dated as of August 23, 1999, between Ameristar Casinos, Inc. and Gordon R. Kanofsky*

          10.2 Amendment 1999-2 to Ground Lease, dated as of September 3, 1999,
               between   ACCBI  and  Council  Bluffs  Hotel  Associates,   L.C.
               ("Kinseth")

          27   Financial Data Schedule
          ---------------
          *  Denotes a management contract or compensatory plan or arrangement

     b.   Reports on Form 8-K

          None

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERISTAR CASINOS, INC.
                                 Registrant



Date:  November 15, 1999         /s/Thomas Steinbauer
                                 Thomas Steinbauer
                                 Senior Vice President of Finance and Treasurer
                                 (Principal Financial Officer)