Form 10-K
period 1999-12-31
AMERISTAR CASINOS INC
filed 2000-03-30
CIK 912145

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-K

 (Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

As of March 15, 2000, 20,375,264 shares of Common Stock of the registrant were issued and outstanding. The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 15, 2000 was approximately $10,621,000, based on the Nasdaq-NMS closing price for the registrant's Common Stock on such date.

Portions of the registrant's definitive Proxy Statement for its June 16, 2000 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.





     This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans," or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Item 1.
- Business - Risk Factors" below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

                               PART I

ITEM 1.   BUSINESS

INTRODUCTION

     Ameristar Casinos, Inc. is a multi-jurisdictional gaming company that owns and operates casinos and related hotel, food and beverage, entertainment and other facilities, with five properties in operation in Nevada, Mississippi and Iowa. All of the Company's principal operations are conducted through wholly owned subsidiaries. Unless otherwise indicated, or the context otherwise requires, the term "Ameristar" or "ACI" refers to Ameristar Casinos, Inc., a Nevada corporation, and the term the "Company" or "we" refers to Ameristar and its subsidiaries. The Company's properties are:

     THE JACKPOT PROPERTIES - Cactus Petes Resort Casino ("Cactus Petes") and The Horseshu Hotel & Casino ("The Horseshu"; and collectively with Cactus Petes, the "Jackpot Properties"), were the Company's first two casino-hotels and are located on U.S. Highway 93 in Jackpot, Nevada at the Idaho border.

     AMERISTAR VICKSBURG - Ameristar Casino Vicksburg is located in Vicksburg, Mississippi, one-quarter mile north of Interstate 20, the main east-west thoroughfare connecting Atlanta and Dallas, approximately 45 miles west of Jackson, Mississippi. Ameristar Vicksburg includes a permanently moored, dockside casino (the "Vicksburg Casino") and related land-based facilities, including a 150-room hotel which opened in June 1998 (collectively, "Ameristar Vicksburg").

     AMERISTAR COUNCIL BLUFFS - Ameristar Casino Hotel Council Bluffs is located near the Nebraska Avenue exit on Interstate 29 in Council Bluffs, Iowa, across the Missouri River from Omaha, Nebraska. Ameristar Council Bluffs includes a cruising riverboat casino (the "Council Bluffs Casino"), an Ameristar hotel and other related land-based facilities (collectively, "Ameristar Council Bluffs").

     THE RESERVE - The Reserve Hotel Casino ("The Reserve"), featuring an African safari and big game reserve theme that includes statues of elephants, giraffes and other animals, opened on February 10, 1998 at the junction of Lake Mead Drive and Interstate 515 in Henderson, Nevada, a suburb of Las Vegas.

BUSINESS AND MARKETING STRATEGIES

     The Company's business strategy is to (1) emphasize quality dining, lodging, entertainment and other non-gaming amenities at affordable prices to complement and enhance its gaming operations,
(2) promote its properties as entertainment destinations, (3) construct facilities appropriate to individual markets, (4) emphasize courteous and responsive service to develop customer loyalty and (5) utilize marketing programs to promote customer retention. The Company believes this strategy will continue to distinguish the Company from its competitors, many of whom outside of Las Vegas have not emphasized non-gaming amenities in their operations to the same extent as the Company.

     The Company's properties emphasize slot machine play, and the Company invests on an ongoing basis in new slot equipment to promote customer satisfaction and loyalty. Historically, slot revenues at each property have exceeded 65% of total gaming revenue. All of the Company's properties include table games such as blackjack, craps and roulette. In addition, Cactus Petes and Ameristar Vicksburg offer poker, the Jackpot Properties and The Reserve offer keno and sports book wagering and The Reserve offers bingo. The Company generally emphasizes competitive minimum and maximum betting limits based on each market.

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

     The Company's marketing strategy is to develop a loyal customer base by promoting the quality of the Company's gaming, leisure and entertainment amenities that emphasize high standards of service and customer satisfaction. The Company uses players clubs at each property to identify and retain preferred players and develop promotions and special events to encourage increased gaming activity by these customers. Ameristar introduced the first self-comping players club to the Las Vegas market at The Reserve.

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

EXPANSION STRATEGY

     The Company seeks to expand its operations through a variety of means, including entering new North American markets created by the legalization of casino gaming, developing new casinos or buying existing casinos in established North American casino gaming markets, expanding through continued growth in its existing facilities, and selectively pursuing expansion projects through Native American reservations in North America. Although the Company's preference is to own and operate each of its gaming properties, the Company also considers expansion opportunities involving management contracts or joint ventures.

     On October 28, 1999, Ameristar Casino St. Louis, Inc. ("ACSLI"), a newly formed wholly owned subsidiary of ACI, filed an application with the Missouri Gaming Commission seeking a gaming license for a site along the Mississippi River in Lemay, Missouri, a community in South St. Louis County. In conjunction with this application, ACSLI has entered into an agreement with the current lessee of the proposed site for the assignment of the lease. The Company has also recently obtained a commitment to refinance its Revolving Credit Facility, increasing its available borrowing capacity to $265 million to fund a substantial portion of the development costs for this project. The balance of the financing for this project will be provided primarily by operating cash flow.

     The  Company's current plans for the Ameristar Casino St.  Louis at Lemay call for a floating barge located within a basin and integrated within a larger main frame structure that is adjacent to the Mississippi River. The Company expects that the project will consist of a single level building of approximately 215,920 square feet and that the casino will consist of 70,000 square feet of floating gaming area with 2,000 slot machines, 50 blackjack tables, two Roulette or big wheel games, eight crap/dice games, one cashier coin cage with slot and table fills and three change booths with beverage dispensing counters. The project is expected to include two casino bars with service stations, including a 50-seat entertainment lounge, as well as several restaurants, meeting rooms, a Missouri retail shop and a VIP lounge. The total cost for the development and construction of the project is expected to be approximately $150 million. The project also calls for a 150-room hotel adjacent to the casino to be built by a strtegic partner.

     This project is in the preliminary stages and subject to numerous contingencies, including, for example, the satisfactory completion of due diligence concerning the proposed site, the selection of the Company's application for investigation by the Missouri Gaming Commission, obtaining various other regulatory permits and approvals and completing financing arrangements for the project. The project is also subject to various development and construction risks typical of large-scale development projects of this type. The Company recently submitted a revised application for a gaming license to the Missouri Gaming Commission and expects the Missouri Gaming Commission to take action with respect to its application during 2000. See "Risk Factors - Our Potential Development of a Casino in Lemay, Missouri Will Require Significant Capital Expenditure and We Cannot Predict Whether the Casino Will Be Successful" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

     The Company also seeks growth in its business through the expansion and improvement of its existing properties. For example, the Company recently completed restaurant and meeting room enhancements at The Reserve, expanded the casino, remodeled restaurants and added parking at Ameristar Vicksburg and added a third deck to the casino and a parking garage at Ameristar Council Bluffs. Management considers enhancement projects for each of the Company's properties on an ongoing basis. In doing so, management evaluates the operating performance of each property, the anticipated relative costs and benefits of the projects under consideration, the availability of cash flow and debt financing to fund capital expenditures and competitive and other relevant factors.

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



PROPERTY PROFILES

     The following table presents selected statistical and other information concerning the Company's properties as of March 1, 2000.

                                  AMERISTAR  AMERISTAR
             CACTUS       THE     VICKSBURG   COUNCIL      THE
              PETES    HORSESHU   (VICKSBUR    BLUFFS    RESERVE
            (JACKPOT,  (JACKPOT,   G, MS)     (COUNCIL
               NV)        NV)                 BLUFFS,   (HENDERSON,
                                                IA)         NV)
OPENING       1956       1956     Feb. 1994  Jan. 1996  Feb. 1998
DATE
CASINO
SQUARE       25,000      3,500     43,000      42,500     41,500
FOOTAGE
(APPROX.)
SLOT           808        124       1,291      1,446      1,430
MACHINES
TABLE          38          8         50          51         26
GAMES
HOTEL          300        120        150       348(1)      224
ROOMS
NUMBER OF
RESTAURANT     4/3        1/1        3/4        4/4        6/3
S/BARS
RESTAURANT
/BAR         460/80     124/40     564/46      975/93   1,210/110
SEATING
CAPACITY
GUEST
PARKING        908        226       1,730     1,955(4)    1,900
SPACES
OTHER       356-Seat   Keno;      364-Seat   Kids Quest Sports
AMENITIES   Showroom;  Swimming   Showroom;  Children's Book;
            Sports     Pool;      Gift Shop  Activity   Keno;
            Book;      General               Center     Meeting
            Keno;      Store;                (2);       Space;
            Meeting    Service               Meeting    Swimming
            Space;     Station               Space;     Pool;
            Swimming                         Indoor     Bingo;
            Pool;                            Swimming   Gift
            Gift                             Pool &     Shop;
            Shop;                            Spa;       Amusement
            Amusement                        Exercise   Arcade
            Arcade                           Facility;
                                             Gift Shop;
                                             Amusement
                                             Arcade
OPERATING  Cactus      CPI       Ameristar   Ameristar  Ameristar
SUBSIDIARY Pete's,               Casino      Casino     Casino
OR         Inc.                  Vicksburg   Council    Las
SUBSIDIARI ("CPI")               , Inc.      Bluffs,    Vegas,
ES                               ("ACVI")    Inc.       Inc.
                                 and AC      ("ACCBI")  ("ACLVI")
                                 Hotel
                                 Corp. (3)
(1) Includes a full service 160-room Ameristar hotel owned and operated by the Company and a limited service 188-room Holiday Inn Suites Hotel owned and operated by a third party under a ground lease from the Company. In addition, a Hampton Inn adjoining the Holiday Inn Suites Hotel with approximately 100 rooms is expected to be completed in the Fall of 2000.
(2)   Operated by a third party.
(3) AC Hotel Corp., a wholly owned subsidiary of ACVI, owns the hotel at Ameristar Vicksburg.
(4) ACCBI opened approximately 1,000 additional parking spaces in its new parking garage in March 2000 bringing the total number of guest parking spaces to approximately 3,000.


          THE JACKPOT PROPERTIES

     The Jackpot Properties, which have been operating since 1956, have been designed and developed and are marketed to appeal to three separate markets: budget, quality and luxury. The Company sets its prices for hotel rooms, food and other non-gaming amenities at levels that are affordable to its separate customer bases. The Company's objective is to be perceived by its customers as providing good value and high quality for the price charged. The Company promotes Cactus Petes as a destination resort primarily in the northwestern United States and southwestern Canada. The Jackpot Properties are open 24 hours a day, seven days a week.

     Cactus Petes completed a major expansion project in 1991. In addition, the Company substantially completed a remodeling of the casino at The Horseshu in late 1997. Since 1993, Cactus Petes has annually received a Four Diamond rating from the American Automobile Association. The Horseshu Hotel has a Three Diamond rating from the American Automobile Association. The food and beverage operations at the Jackpot Properties include a buffet, a fine dining restaurant, a 24-hour casual dining restaurant, a coffee shop and a snack bar, a showroom that features nationally known entertainment, and cocktail lounges with entertainment.

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

     Competition. The Company has developed a dominant share of the market capacity in Jackpot. The Jackpot Properties compete with four other hotels and motels (three of which also have casinos). As of March 15, 2000, the Jackpot Properties accounted for approximately 55% of the lodging rooms, 55% of the slot machines and 77% of the table games in Jackpot. Management believes Cactus Petes offers a more attractive environment and a broader and higher quality range of gaming and leisure activities than those of its competitors. The Company is not aware of any expansion plans by existing or potential competitors in Jackpot.

     At least two casinos with video lottery terminals ("VLT") similar to slot machines are operated on Native American land in Idaho, including one with approximately 200 VLT machines near Pocatello that has been in operation for approximately five years. Casino gaming began on Native American lands in both western Washington and northeast Oregon in 1995, and casinos also operate in Alberta, Canada. In addition, the Shoshone-Bannock Tribes in Southern Idaho recently signed a Compact with the State of Idaho allowing gaming on the Tribes' lands in the forms to be determined by a federal court. The Compact has been ratified by the Idaho House of Representatives and is now awaiting action in the Idaho Senate. The Company expects to face increased competition depending on the forms of gaming permitted on the Tribes' lands. See "Item 1. - Business - Risk Factors - If We Cannot Compete Successfully with Other Hotel Casino Operators, Our Future Operations May be Materially Adversely Affected."

AMERISTAR VICKSBURG

     Ameristar Vicksburg, which opened in February 1994, represents the Company's first expansion project outside of Jackpot. Management believes Ameristar Vicksburg provides superior and larger facilities than its current competitors in the Vicksburg area and has competitive advantages by virtue of its close proximity to Interstate
20. Nonetheless, Vicksburg is a competitive gaming market and Ameristar Vicksburg's operations to date have been dependent to a substantial degree upon a continuous casino marketing and promotional campaign.

     The permanently moored, dockside Vicksburg Casino is approximately 315 feet long and approximately 120 feet wide. Due to the width of the Vicksburg Casino, the casino, restaurants and showroom have the spacious feel of a land-based facility. The Vicksburg Casino has three levels, which are connected by escalators and elevators. The casino is on the bottom and middle levels and has wide aisles with an open feel that provides a comfortable and inviting atmosphere. During 1999, the casino floor was upgraded and expanded, with 254 new innovative slot machines being added and 232 older slot machines being replaced with newer slot machines. The Vicksburg Casino has entrances on both the lower and middle levels, with the lower-level entrance providing access from valet parking and the middle-level entrance providing access from the self-parking area. The Vicksburg Casino is open 24 hours a day, seven days a week.

     The food and beverage operations at the Vicksburg Casino include three restaurants (a new upscale steakhouse, which opened in December 1999, a buffet and a 24-hour casual dining restaurant which was remodeled during 1999), four bars (one of which offers live cabaret-style entertainment) and a showroom (which is used on an intermittent basis for entertainment and players club promotions). In addition, approximately 600 new parking spaces were added during 1999, bringing the total number of guest parking spaces to over 1,700.

     Management believes Ameristar Vicksburg's competitive advantages include its location, the size and design of the project and the range and quality of its amenities. The primary locational advantages of Ameristar Vicksburg are its proximity to Interstate 20 and its
ease  of  access.  As  discussed  above,  the  Vicksburg  Casino   is
significantly wider than typical riverboat casinos. As part of a long-term plan to enhance Ameristar Vicksburg, the Company acquired 18 acres of raw land across from the main entrance to the Vicksburg Casino for the future development of additional improvements. The Company constructed a 150-room hotel, which opened in June 1998, on a portion of this parcel. In addition, management believes the overall range and quality of the facilities, food service and entertainment at Ameristar Vicksburg are superior to those available at its existing competitors.

     Market. The primary market for Ameristar Vicksburg is residents of the Jackson and Vicksburg, Mississippi and Monroe, Louisiana areas; tourists coming to Vicksburg primarily to visit the Vicksburg National Military Park; and other traffic traveling on Interstate 20, a major east-west thoroughfare that connects Atlanta and Dallas.

     Vicksburg, with a population of approximately 30,000 persons, is located 45 miles west of Jackson, the capital of Mississippi.
According to the 1990 U.S. Census, the Jackson and Vicksburg metropolitan areas had a total population of approximately 460,000 persons. Approximately 1.5 million people live within a 100-mile radius of Vicksburg. The Vicksburg National Military Park, located within three miles of Ameristar Vicksburg, draws over 1,000,000 registered visitors a year. Interstate 20 (which connects Atlanta and Dallas) passes directly through Vicksburg. According to the Mississippi Department of Transportation, approximately 8.0 million vehicles drove across the Interstate 20 bridge at Vicksburg during 1999. As of March 1, 2000, Vicksburg had approximately 1,900 lodging rooms. The Vicksburg Chamber of Commerce has estimated that the 1999 average hotel occupancy rate in Vicksburg was approximately 65%. Gaming revenues in Warren County, Mississippi for the 52 weeks ended December 18, 1999, were approximately $213.4 million.

     Competition. Ameristar Vicksburg is subject to competition from three local competitors, from casinos in Shreveport and Bossier City, Louisiana, and from a Native American casino in Philadelphia, Mississippi. Ameristar Vicksburg has approximately 1,600 gaming positions or 36.7% of the total number of positions in Warren County (the number of gaming positions increased by approximately 200 during
1999). Based on available data, Ameristar Vicksburg is currently the market leader in Warren County and generated gaming revenues in 1998 and 1999 representing approximately 31.5% and 33.4%, respectively, of the total market gaming revenues. Management attributes Ameristar Vicksburg's leading market share position to the effectiveness of the Company's marketing and promotional strategy, the property's proximity to and visibility from Interstate 20, its ease of access, the size and design of the facility and the range and quality of the amenities offered.

     Several potential gaming sites still exist in Warren County and Vicksburg and from time to time potential competitors propose the development of additional casinos in or near Vicksburg. The Company is currently involved in legal proceedings in which it is alleged that the Company and certain other parties engaged in conduct to oppose the development of a casino between Vicksburg and Jackson in violation of Mississippi's antitrust and gaming regulatory laws. See "Item 1. - Business - Risk Factors - If We Cannot Compete Successfully with Other Hotel Casino Operators, Our Future Operations May be Materially Adversely Affected."- Ameristar Vicksburg." and "Item 3. - Legal Proceedings."

AMERISTAR COUNCIL BLUFFS

     The Company opened Ameristar Council Bluffs in January 1996 under one of three gaming licenses currently issued for Pottawattamie County, Iowa. On the bank of the Missouri River across from Omaha, Nebraska, Ameristar Council Bluffs is adjacent to the Nebraska Avenue exit on Interstate 29 immediately north of the junction of Interstate 29 and Interstate 80. The Company designed Ameristar Council Bluffs as a destination resort intended to serve as an entertainment centerpiece of the region. Ameristar Council Bluffs features architecture reminiscent of a gateway river town in the late 1800s. The design complements existing characteristics of Council Bluffs while giving the facility its own distinctive personality. Ameristar Council Bluffs opened in stages during 1996 and early 1997. The approximately 50-acre Ameristar Council Bluffs site is large enough to accommodate future land-based expansion.

     In 1999, Ameristar Council Bluffs was awarded the prestigious Four-Diamond designation from the American Automobile Association. The facility is the only riverboat property in the nation to carry this designation.

     The Council Bluffs Casino is an approximately 52,000 square foot three-level riverboat measuring 272 feet long by 98 feet wide with a casino of approximately 42,500 square feet. The third level addition to the riverboat was completed in November 1999 which increased the number of gaming positions by approximately 400. By building the vessel with high ceilings and making it 98 feet wide, the casino has the spacious feel of a land-based facility. Escalators and an elevator connect all levels of the riverboat. The casino is open 24 hours a day, seven days a week and is required to make a two-hour cruise a minimum of 100 days per year during the "excursion season," which is defined as April 1 through October 31. If the riverboat fails to satisfy this cruising requirement, it will not be allowed to operate during the balance of the year. However, the Company believes that the Iowa Racing and Gaming Commission would grant a release from this requirement should dangerous cruising conditions preclude the riverboat from making the minimum number of cruises.

     Guests enter the riverboat from shore via an enclosed ramp from the 68,000-square foot Main Street Pavilion and from the newly completed, fully enclosed parking garage. The Main Street Pavilion is a self-contained complex featuring an Ameristar hotel, restaurants and entertainment options for children and adults. The interior of the Pavilion is designed to replicate a Victorian-era main street. The main level of the Pavilion includes a buffet, a 24-hour casual dining restaurant, a steak house and a sports bar cabaret, all of which are operated by the Company. Rising above the Pavilion is a five-story, 160-room, full-service Ameristar hotel that offers a panoramic view of the Missouri River and the Council Bluffs Casino. The Main Street Pavilion also includes a children's activity center operated by New Horizon Kids Quest, Inc. and owned by a joint venture between that company and Ameristar Council Bluffs. A 1,000 space parking garage, adjacent to the pavilion, was substantially completed in March 2000 and will be fully operational by the beginning of April 2000.

     The Company has leased a portion of the Ameristar Council Bluffs site to an entity controlled by Iowa-based Kinseth Hotel Corporation for a 188-room, limited-service Holiday Inn Suites hotel that opened on March 31, 1997 and was expanded during 1999. The Kinseth Hotel Corporation developed and operates this hotel. The Holiday Inn Suites hotel and the Main Street Pavilion are connected by a climate-controlled walkway that also connects to the indoor pool and spa and the exercise room. The Company has leased another portion of the Ameristar Council Bluffs site to Kinseth Hotel Corporation for the development of an approximately 100-room Hampton Inn hotel. Kinseth Hotel Corporation will also operate this hotel, which will be connected to the Holiday Inn Suites Hotel and/or directly to the Main Street Pavilion by a climate-controlled walkway. The Hampton Inn hotel is expected to be completed in the Fall of 2000.

     Market. Council Bluffs has a population of approximately 54,000 people. Council Bluffs forms part of the greater Omaha, Nebraska/Council Bluffs, Iowa metropolitan area, which has a population of approximately 690,000. Approximately 1.0 million people live within a 50-mile radius, and approximately 1.7 million people live within a 100-mile radius, of Council Bluffs. The median household income of the greater metropolitan area is approximately $42,000, with an unemployment rate of approximately 2.1%. Based on available data, Council Bluffs is currently the strongest gaming market in Iowa. Gaming revenues in Pottawattamie County, Iowa for the 12 months ended January 31, 2000, were $329.1 million, an increase of $32.4 million over the prior 12-month period.

     Competition. Three gaming licenses have been issued for Pottawattamie County, Iowa to Iowa West Racing Association. ACCBI operates the Council Bluffs Casino pursuant to an operating agreement with Iowa West Racing Association. The other casinos operating under these licenses are Harveys Casino Hotel ("Harveys"), which operates a riverboat casino in close proximity to Ameristar Council Bluffs, and Bluffs Run Casino ("Bluffs Run"), a year-round dog track and casino owned by a subsidiary of Harveys Casino Resorts, the parent company of Harveys, which acquired the property from Iowa West Racing Association in October 1999. Bluffs Run's gaming license limits the casino to the operation of reel-style and video slot machines that meet the definition of "games of chance" under the Iowa statutes. Bluffs Run, which opened in March 1995, has approximately 1,250 slot machines, a restaurant, a buffet, and lounge entertainment. The Company believes that Bluffs Run will continue to provide significant competition due to its advantage of being the only land-based facility in the market. Management believes Harveys also provides serious competition for Ameristar Council Bluffs. The Harveys casino opened on January 1, 1996, and substantially all the other Harveys facilities opened in May 1996, except for a restaurant that opened in May 1997. A third level addition to the Harveys riverboat in early 1998 added approximately 200 more slot machines. In 1999, a 1,600 space parking garage was added along with a car wash and 70 additional slot machines.

     The average monthly market share of gaming revenues of Ameristar Council Bluffs was approximately 30.9% for the twelve month period from February 1999 through January 2000, approximately 4.0 and 3.2 percentage points behind Bluffs Run and Harveys, respectively. From the time the third deck of the casino opened on November 22, 1999 through March 19, 2000, Ameristar Council Bluffs' market share was 32.6%, approximately 0.5 and 1.7 percentage points behind Bluffs Run and Harveys, respectively. See also "Item 1. - Business - Risk Factors - If We Cannot Compete Successfully with Other Hotel Casino Operators, Our Future Operations May be Materially Adversely Affected. - Ameristar Council Bluffs."

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

     The Reserve, which is open 24 hours a day, seven days a week, includes approximately 42,000 square feet of casino space (with approximately 1,430 slot machines and approximately 26 table games), 224 hotel rooms, six restaurants (a buffet, a 24-hour casual dining restaurant, a steakhouse, an Italian restaurant and two fast food outlets), three bars and lounges, a sports book, keno, bingo, approximately 1,900 surface parking spaces and a swimming pool. In 1999, the Company remodeled the Italian restaurant, expanded the 24-hour casual dining restaurant and added the two fast food outlets. Meeting rooms were also added. The food and beverage operations and back-of-house facilities were designed to support the potential future expansion of The Reserve.

     The ultimate master plan for The Reserve has been designed for phased expansions of the gaming areas, additional hotel towers, multi-level parking, and other amenities such as additional restaurants as warranted by market and competitive conditions.

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

     The Las Vegas metropolitan area was the fastest growing metropolitan area, and Henderson was the fastest growing city in the United States, during the first half of the 1990s, with population increases of 26% and 57%, respectively. The population of Clark County increased by 5.0% during 1998 and the population of Henderson increased by 9.6% for the same period. In 1998 the population of Clark County, Nevada was 1.2 million, and the population of Henderson and Boulder City (a community south of Henderson) was 180,000. According to the Nevada Department of Transportation, approximately 80,000 vehicles per day currently pass through the junction of Interstate 515 and Lake Mead Drive, the site of The Reserve. In addition, the Interstate 215 beltway, which will intersect Interstate 515 adjacent to The Reserve, is scheduled for completion in May 2000, though no assurance can be given of the actual completion date. No assurance can be given that the Las Vegas metropolitan area and Henderson-Green Valley will continue to experience population growth or that growth will continue for any particular period of time or at the same rates as in the recent past.

     Competition. Three large local-market casino hotels are located within 11 miles of The Reserve. This includes Sunset Station, a casino-hotel operated by Station Casinos, Inc. located approximately
3.5 miles north of The Reserve along Interstate 515. Sunset Station is larger than The Reserve and Station Casinos has operated casinos aimed at local Las Vegas residents for many years. Station Casinos has also announced plans for the development of a casino-hotel resort approximately 3.5 miles west of The Reserve, near the junction of Green Valley Parkway and Lake Mead Drive. Station Casinos expects this new development to open in the fourth quarter of 2001. In addition, The Reserve competes to a lesser extent with a number of small, limited service casinos that currently operate within a five-mile radius. Additional competition in this area is anticipated over time. See "Item 1. - Business - Risk Factors - If We Cannot Compete Successfully with Other Hotel Casino Operators, Our Future Operations May Be Materially Adversely Affected - The Reserve."

EMPLOYEES

     As of March 1, 2000, the Company employed approximately 4,300 employees. None of the Company's current employees is employed pursuant to collective bargaining or other union arrangements. Management believes its employee relations are good.

RISK FACTORS

IF  WE  CANNOT COMPETE SUCCESSFULLY WITH OTHER HOTEL  CASINO
OPERATORS, OUR FUTURE OPERATIONS MAY BE MATERIALLY ADVERSELY
AFFECTED.

     General. We compete for customers primarily on the basis of (1) the location and quality of our properties, (2) the quality, range and pricing of non-gaming amenities such as hotels, restaurants and entertainment, and (3) the strength of our marketing and promotional campaigns. Some of our existing competitors have greater name recognition and financial and marketing resources than we have. Other companies with greater name recognition and financial and marketing resources than we have could enter our current markets and become competitors in the future. The entry into our current markets of additional competitors could materially adversely affect our business, financial condition and results of operations.

     In addition, four out of our five operating properties are located in jurisdictions that restrict gaming to certain areas and/or borders a state that prohibits or restricts gaming operations. These restrictions and prohibitions provide substantial benefits to our business and our ability to attract and retain customers. The legalization or expanded legalization or authorization of gaming within a market area of one of these properties could have a material adverse effect on our business, financial condition and results of operations.

     The Jackpot Properties. The Jackpot Properties compete with three other casinos in the Jackpot area. We could be materially adversely affected by the renovation or expansion of the existing casinos, or the development of new casinos, in the Jackpot area. We do not currently know of any plans by parties operating in the Jackpot area to expand their existing casinos or by any other parties to develop new casinos in the Jackpot area.

     In addition to local casinos, the Jackpot Properties compete with casinos in other portions of the Pacific Northwest, including existing casinos on Native American lands near Pocatello, Idaho and in western Washington, northeastern Oregon and Alberta, Canada. We cannot predict the future competitive effects of these casinos on the Jackpot Properties. Any expansion of casino gaming on Native American lands in southern Idaho, eastern Oregon or eastern
Washington  could  have  a material adverse  effect  on  the  Jackpot
Properties and us.

     The Indian Gaming Regulatory Act of 1988 ("IGRA") restricts gaming operations on Native American land to those allowed under state law, and the Idaho Constitution prohibits all forms of casino gaming. However, video lottery terminal ("VLT") casinos, including one near Pocatello, are currently being operated on Native American lands in Idaho. While these VLT casinos may be in violation of IGRA, federal officials have not taken any enforcement action against these operations. The failure of the federal government to take such enforcement action could lead to the expansion of casino gaming on Native American lands in Idaho. This could have a material adverse effect on the Jackpot Properties and on us.

     In addition, the Shoshone-Bannock Tribes in Southern Idaho recently signed a Compact with the Idaho Governor that allows the parties to seek a declaratory judgment from federal court to determine what forms of gaming may be conducted on the Tribes' lands. The Compact has been ratified by the Idaho House and is now awaiting action in the Idaho Senate. If the Compact is ratified and a federal court determines that a broad range of gaming is allowed under IGRA and the Idaho Constitution, the Jackpot Properties will likely face increased competition and could be materially adversely affected.

     Ameristar Vicksburg. Ameristar Vicksburg competes with three local competitors, casinos in Shreveport and Bossier City, Louisiana, and a Native American casino in Philadelphia, Mississippi. Due to the intensity of competition in the Vicksburg market, the success of Ameristar Vicksburg's business depends upon continuous and aggressive marketing and promotional efforts. We believe that competition from the casinos in Shreveport and Bossier City, Louisiana and Philadelphia, Mississippi has resulted in a shrinkage in the territorial size of the Vicksburg gaming market, placing increased competitive pressures on the casinos operating in Vicksburg. Any further reduction in the territorial size of the Vicksburg gaming market could have a material adverse effect on Ameristar Vicksburg and on us.

     Several potential gaming sites still exist in Warren County and Vicksburg. From time to time, potential competitors propose the development of additional casinos in or near Vicksburg. We cannot assure you that additional competitors will not enter the Vicksburg market, and additional competition in Vicksburg could have a material adverse effect on our business, financial condition and results of operations.

     In addition, we are aware of potential sites on the Big Black River near Interstate 20 between Jackson and Vicksburg, which, if developed, would provide a significant competitive advantage over Ameristar Vicksburg and other gaming operations in Warren County due to their closer proximity to Jackson. However, there currently is no exit off Interstate 20 in the vicinity of these sites, the area surrounding these sites is undeveloped and lacks any infrastructure and these sites may not meet the requirements of Mississippi law for the development of a casino. In December 1996, the Mississippi Gaming Commission rejected an application for the development of a casino at one of these sites by ruling the site to be unsuitable for a casino. This denial was appealed by an adjoining landowner and the license applicant. In December 1997, a Mississippi circuit court issued an order reversing the decision of the Mississippi Gaming
Commission and remanded the application to the Mississippi Gaming Commission for further proceedings. The Mississippi Gaming Commission has appealed this court order to the Mississippi Supreme Court, and we expect the Supreme Court will issue a decision later in 2000. The development of a casino on the Big Black River likely would have a material adverse effect on Ameristar Vicksburg and us.

     In  addition,  we are involved in two lawsuits in  which  it  is alleged that we and certain other parties engaged in conduct to oppose the gaming license application for the Big Black River site in violation of Mississippi's antitrust and gaming regulatory laws. One of these lawsuits has been tried in a Mississippi state court in Pike County and resulted in a verdict against us and other defendants in the amount of $3,792,000, of which our pro rata portion is $1,685,333. We have appealed this case to the Mississippi Supreme Court. A second law suit containing similar allegations and claims was filed by other plaintiffs in state court in Pike County, Mississippi in December 1999. We and the other defendants have removed this case to the federal court in Jackson. The plaintiffs are attempting to have the case remanded by the federal court back to the Pike County state court, which we and the other defendants are resisting. We believe that our conduct was a proper exercise of our legal rights, and we are continuing to vigorously defend these lawsuits.

     If Mississippi law was amended to permit gaming in Hinds County, the development of one or more casinos there would materially adversely affect us. We are not aware of any current proposals that would permit an expansion of gaming into Hinds County.

     Ameristar Council Bluffs. Ameristar Council Bluffs currently competes in Council Bluffs with two other casinos. One of these casinos, at the Bluffs Run dog racing track, has a significant competitive advantage as a land-based facility. Bluffs Run was the local market leader in gaming revenues for the year ended December 31, 1999 even though its license limits its gaming operations to reel-style and video slot machines that meet the definition of "games of
chance".   We believe that the other competitor in Council Bluffs,  a riverboat  casino operated by Harveys Casino Resorts,  also  provides and will continue to provide serious competition for Ameristar Council Bluffs. Bluffs Run was recently acquired by Harveys Casino
Resorts.   This  consolidation could lead  to  increased  competitive pressures for Ameristar Council Bluffs.

     In September 1998, the Iowa Racing and Gaming Commission passed a regulation limiting the number of gaming licenses in the State of Iowa to those currently issued. Unless legislative action is taken to overrule or modify that regulation, there will be no more licenses granted in the State of Iowa. However, we cannot assure you that this regulation will not be overruled by the Iowa legislature or modified by the Iowa Racing and Gaming Commission. The development of any new casinos in the Council Bluffs area could have a material adverse effect on Ameristar Council Bluffs and on us.

     A ballot initiative was proposed in 1996 that would have authorized slot machines and casino gaming at certain locations in Nebraska, including Omaha, which is across the Missouri River from Council Bluffs. This initiative was not placed on the ballot due to the determination by the Nebraska Secretary of State that an insufficient number of petition signatures had been obtained. We believe that it is unlikely that any further legislative action or voting referendum that would authorize casino gaming in Nebraska will be acted upon prior to 2001. However, we cannot assure you that casino gaming will not become permitted in Nebraska at some time in the near future, including before 2001. The introduction of casino gaming in Nebraska, especially in the Omaha area, would likely have a material adverse effect on Ameristar Council Bluffs and on us.

     The Reserve. Three large local-market casino hotels are located within 11 miles of The Reserve. This includes Sunset Station, a casino-hotel operated by Station Casinos, Inc. located approximately
3.5 miles north of The Reserve along Interstate 515. Sunset Station is larger than The Reserve, and Station Casinos has operated casinos aimed at local Las Vegas residents for many years. Station Casinos has also announced plans for the development of a casino-hotel resort approximately 3.5 miles west of The Reserve, near the junction of Green Valley Parkway and Lake Mead Drive. Station Casinos expects this new development to open in the fourth quarter of 2001.

     We are aware of several other sites in Henderson-Green Valley that have been zoned for casino-hotels. Additional casino resorts may be developed in Henderson-Green Valley and other portions of the southeastern Las Vegas metropolitan area. The development of additional casino-hotels in Henderson-Green Valley and other portions of the southeastern Las Vegas metropolitan area, including the completion of the project announced by Station Casinos, will place additional competitive pressures on The Reserve and could have a material adverse effect on The Reserve and on us. Other than Station Casinos' announcement described above, to date, no meaningful announcements have been made related to any future casino development in the immediate market in which The Reserve operates.

     Interstate 215 is expected to be extended from the west to intersect Interstate 515 adjacent to The Reserve. This interchange is currently in the design stages, and we expect that the design will have some adverse effects on The Reserve that may not be overcome by the benefits of the improved roadways. In addition, construction of Interstate 215, which is currently ongoing, has adversely affected and will continue to adversely affect traffic flow on Lake Mead Drive.

OUR  SUBSTANTIAL LEVERAGE MAY AFFECT OUR ABILITY TO  SATISFY
DEBT  OBLIGATIONS AND MAY CONSTRAIN OUR ABILITY  TO  OPERATE
OUR BUSINESS.

     We are highly leveraged and have substantial fixed debt service in addition to our operating expenses. The degree to which we are leveraged could have important adverse consequences to the holders of our securities. These effects include, without limitation:
     Impaired ability to make scheduled payments of principal or interest on our indebtedness, to refinance our indebtedness or to pay premiums (if any) required in connection with our indebtedness;
     Impaired ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes;
     Limited flexibility in planning for or reacting to changes in market conditions; and
     Increased vulnerability to any downturn in the general market or in our operations specifically.

     Our principal long-term debt instruments contain restrictive covenants. These include limitations on our ability to:
     incur additional indebtedness;
     create liens and other encumbrances;
     make certain payments and investments;
     enter into transactions with affiliates; and sell or otherwise dispose of assets or merge or consolidate with another entity.

     Although the covenants are subject to various exceptions that are intended to allow us to operate without undue restraint in certain anticipated circumstances, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, our long-term debt requires us to maintain certain financial ratios. Our ability to comply with these provisions will depend upon our future performance, which will be affected by prevailing economic conditions and financial, business, competitive, regulatory and other factors. Many of these factors are beyond our control. Accordingly, we cannot assure you that we will maintain a level of operating cash flow that will permit us to service our obligations and to satisfy applicable financial covenants. A breach of any of these covenants or our inability to comply with the required financial ratios could result in us being required to repay outstanding principal and/or an inability to obtain additional borrowings under existing debt facilities. It could also result in a default under one or more of our long-term debt instruments. This would severely limit our ability to improve or expand our existing properties or to develop new properties. Any long-term debt instruments or credit facilities that we enter into in the future will likely contain restrictions similar to those described above.

MANY  FACTORS,  SOME  OF  WHICH ARE BEYOND  OUR  CONTROL,  COULD
ADVERSELY  AFFECT  OUR  ABILITY  TO  SUCCESSFULLY  COMPLETE  OUR
CONSTRUCTION AND DEVELOPMENT PROJECTS AS PLANNED.

     General   Construction  Risks  -  Delays  and   Cost   Overruns.
Construction and expansion projects under consideration for our properties entail significant risks. These risks include:
     shortages of materials (including slot machines or other gaming equipment);
     shortages of skilled labor or work stoppages;
     unforeseen construction scheduling, engineering, environmental or geological problems;
     weather interference;
     floods, fires or other casualty losses; and unanticipated cost increases.

     Our anticipated costs and construction periods for construction projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. The cost of any construction project undertaken by us may vary significantly from initial current expectations, and we may have a limited amount of capital resources to fund cost overruns on any project. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate cash flow from operations or other financing is available. The completion date of any of our construction projects could also differ significantly from initial expectations for construction-related or other reasons. We cannot assure you that any project will be completed, if at all, on time or within established budgets. Significant delays or cost overruns on our construction projects could have a material adverse effect on our business, financial condition and results of operations.

     We employ "fast-track" design and construction methods in some of our construction and development projects. This involves the design of future stages of construction while earlier stages of construction are underway. Although we believe that the use of fast-track design and construction methods can reduce the overall construction time, these methods may not always result in such reductions, may involve additional construction costs than otherwise would be incurred and may increase the risk of disputes with contractors.

     Construction Dependent upon Available Financing and Operations. The availability of funds under our principal credit facility at any time is dependent upon the amount of our consolidated EBITDA (as defined) during the preceding four full fiscal quarters. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure you that our future consolidated EBITDA and the resulting availability of operating cash flow or borrowing capacity will be sufficient to allow us to undertake or complete future construction projects.

     As a result of operating risks, including those described in this section, and other risks associated with a new venture, we cannot assure you that, once completed, any development project will increase our operating profits or operating cash flow.

OUR POTENTIAL DEVELOPMENT OF A CASINO IN LEMAY, MISSOURI WILL REQUIRE SIGNIFICANT CAPITAL EXPENDITURE AND WE CANNOT PREDICT WHETHER THE CASINO WILL BE SUCCESSFUL.

     The  Ameristar  Casino St. Louis at Lemay is  currently  in  the initial planning stages and remains subject to numerous contingencies. These contingencies include, for example, the satisfactory completion of due diligence concerning the proposed site, the selection of our application for investigation by the Missouri Gaming Commission, obtaining various other regulatory permits and approvals and completing financing arrangements for the project. We have already devoted substantial resources to this project and expect to devote significant additional resources during the planning and construction stages of this project. However, we cannot assure you when or if our application for investigation will be selected by the Missouri Gaming Commission or that we will otherwise be able to complete the development of the Ameristar Casino St. Louis at Lemay. If we do complete this project, we cannot assure you that we will be able operate the property profitably or that we will be able to obtain any return on our investment in the project.

OUR  MAJORITY  STOCKHOLDER'S OWNERSHIP  RESULTS  IN  LIMITED
LIQUIDITY IN THE MARKET FOR OUR COMMON STOCK.

     Craig H. Neilsen, our president and chief executive officer, owns approximately 86.9% of our outstanding shares of Common Stock. As a result, Mr. Neilsen controls our management and daily operations and his substantial ownership results in limited liquidity in the market for our Common Stock.

A  CHANGE  IN  CONTROL COULD RESULT IN THE  ACCELERATION  OF
CERTAIN OF OUR DEBT OBLIGATIONS.

     Certain changes in control could result in the acceleration of our principal long-term credit facilities. This acceleration could be triggered in the event of Mr. Neilsen's death if his estate, heirs or devisees must sell a substantial number of shares of our Common Stock to obtain funds to pay inheritance tax liabilities. We cannot assure you that we would be able to repay any indebtedness that is accelerated as a result of a change in control, and this would likely materially adversely affect our financial condition.

IF  OUR  KEY  PERSONNEL  LEAVES US,  OUR  BUSINESS  WILL  BE
SIGNIFICANTLY ADVERSELY AFFECTED.

     We depend on the continued performance of Mr. Neilsen and his management team. The loss of the services of Mr. Neilsen or any of our other executive officers could have a material adverse effect on our business.

THE  MARKET FOR QUALIFIED OPERATING AND CORPORATE MANAGEMENT
PERSONNEL IS SUBJECT TO INTENSE COMPETITION.

     We have experienced and expect to continue to experience strong competition in hiring and retaining qualified operating and corporate management personnel. We believe that a number of factors have contributed to our difficulties in attracting and retaining qualified management personnel, including:
     the recent proliferation and expansion of gaming facilities throughout the United States;
     the additional burdens on our existing management personnel due to the lack of depth in other positions; and
     our reluctance to match or exceed compensation packages offered by some of our competitors.
     Recruiting and retaining qualified management personnel is particularly difficult in Vicksburg and Jackpot due to local market conditions. If we are unable to successfully recruit and retain qualified management personnel at our properties and at our corporate level, our results of operations could be materially adversely affected.

RESTRICTIONS  AND  LIMITATIONS IMPOSED BY GAMING  REGULATORY
AUTHORITIES ADVERSELY AFFECT OUR BUSINESS.

     The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The States of Iowa, Mississippi and Nevada and the applicable local authorities require various licenses, findings of suitability, registrations, permits and approvals to be held by us and our subsidiaries. The Iowa Racing and Gaming Commission, the Mississippi Gaming Commission and the Nevada Gaming Commission may, among other things, limit, condition, suspend, revoke or not renew a license or approval to own the stock of any of Ameristar's Iowa, Mississippi or Nevada subsidiaries, respectively,
for  any  cause  deemed reasonable by such licensing authority.   Our
gaming license in Mississippi must be renewed every three years and our gaming license in Iowa must be renewed every year. If we violate gaming laws or regulations, substantial fines could be levied against us, our subsidiaries and the persons involved, and we could be forced to forfeit portions of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets would have a material adverse effect on our business, financial condition and results of operations. We are also subject to substantial gaming taxes and fees imposed by various governmental authorities, which are subject to increase.

     To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our currently operating gaming activities. However, gaming licenses and related approvals are deemed to be privileges under Iowa, Mississippi and Nevada law. We cannot assure you that our existing licenses, permits and approvals will be maintained or extended. We also cannot assure you that any new licenses, permits and approvals that may be required in the future will be granted to us.

     Changes in law could restrict or prohibit our gaming operations in any jurisdiction. In addition, certain jurisdictions, including Iowa, require the periodic reauthorization of gaming activities. This reauthorization of gaming activities in Iowa will next occur in 2002. We cannot assure you that gaming operations of the type we conduct will continue to be authorized in any jurisdiction. A change in law restricting or prohibiting our gaming operations or the failure to reauthorize gaming activities in the jurisdiction in which we operate could substantially diminish the value of our assets in those jurisdictions. This could have a material adverse effect on our business, financial condition and results of operations.

THE   ADOPTION   OF  CERTAIN  ANTI-GAMING   INITIATIVES   IN
MISSISSIPPI  WOULD  SUBSTANTIALLY  DIMINISH  THE  VALUE   OF
AMERISTAR VICKSBURG AND WOULD HAVE A MATERIAL ADVERSE EFFECT
ON US.

     In 1998, two referenda were proposed seeking to amend the Mississippi Constitution to ban gaming in Mississippi. Neither of these initiatives were placed on the ballot for public election based on procedural defects. However, it is likely that at some point a revised initiative will be filed that does not suffer procedural defects and therefore is placed on the ballot. The adoption by Mississippi voters of any proposal to ban or significantly limit gaming in Mississippi would substantially diminish the value of Ameristar Vicksburg and would have a material adverse effect on our business, financial condition and results of operations.

THE  LOSS  OF  OUR  RIVERBOAT AND DOCKSIDE  FACILITIES  FROM
SERVICE COULD MATERIALLY ADVERSELY EFFECT US.

     Our riverboat and dockside facilities in Mississippi and Iowa could be lost from service due to casualty, mechanical failure, extended or extraordinary maintenance, floods or other severe weather conditions. Cruises of the Council Bluffs Casino are subject to risks generally incident to the movement of vessels on inland waterways, including risks of casualty due to river turbulence and severe weather conditions. In addition, United States Coast Guard regulations set limits on the operation of vessels and require that vessels be operated by a minimum complement of licensed personnel.

     The United States Coast Guard also requires all US flagged passenger vessels operating exclusively in fresh water to conduct a thorough dry-dock inspection of underwater machinery, valves and hull every five years. Less stringent inspection requirements apply to permanently moored dockside vessels like the Vicksburg Casino. The Ameristar Council Bluffs riverboat is due for its dry-dock inspection in November 2000, but we have been accepted into a United States Coast Guard program that would allow us to obtain a 30-month extension of the dry-dock requirement. To obtain this extension, the Ameristar Council Bluffs riverboat must undergo a thorough underwater inspection in the fall of 2000 after the cruising season. However, if we do not obtain this extension, the Council Bluffs Casino would be out of service for a substantial period of time for its dry-dock inspection. This would have a material adverse effect on Ameristar Council Bluffs and on our business, financial condition and results of operations. We cannot assure you that we will actually obtain an extension of the dry-dock requirement or that similar extensions will be obtained in the future.

     The Ameristar Vicksburg site has experienced some instability that has required periodic maintenance and improvements. Although we have recently completed the process of reinforcing the cofferdam basin in which the vessel floats, further reinforcements may be necessary. We are also monitoring the site to evaluate what further steps, if any, may be necessary to stabilize the site to permit operations to continue. A site failure would require Ameristar Vicksburg to limit or cease operations. The loss of a riverboat or dockside facility from service for any period of time likely would adversely affect our operating results and borrowing capacity under our long-term debt facilities. It could also result in the occurrence of an event of a default under one or more of our credit facilities or contracts.

WE  COULD  FACE  SEVERE  PENALTIES AND MATERIAL  REMEDIATION
COSTS  IF  WE  FAIL TO COMPLY WITH APPLICABLE  ENVIRONMENTAL
REGULATIONS.

     As is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by government agencies or courts of law, which could adversely affect operations. We do not have environmental liability insurance to cover most such events, and the environmental liability insurance coverage we maintain to cover certain events includes significant limitations and exclusions. In addition, if we discover any significant environmental contamination affecting any of our properties, we could face material remediation costs or additional development costs for future expansion activities.

SYSTEMS FAILURES RESULTING FROM THE YEAR 2000 ISSUE COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS.

     In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the "Year 2000 issue." If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations. Prior to the rollover to the Year 2000, we evaluated all of our computer systems, including our front- and back-of-the-house computer operations, our back-of-the-house accounting systems and our financial software programs, and upgraded these systems as necessary to ensure that, according to the applicable vendors, all of our computer systems were Year 2000 compliant. We also made appropriate inquiries of third parties with whom we do significant business, such as vendors and suppliers, as to their Year 2000 readiness. Although we have not experienced any significant Year 2000 problems to date, it is still possible for Year 2000-related problems to occur. In the event that we or any of our third party vendors or service providers suffer system failures due to the Year 2000 issue, our operations could be substantially adversely affected.

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

     NEVADA. The ownership and operation of casino gaming facilities in Nevada are subject to (1) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (2) various local regulations. The Company's operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and, in the case of the Jackpot Properties, the Liquor Board of Elko County. The Company's operations at The
Reserve are subject to the licensing and regulatory control of the City of Henderson. The Nevada Commission, the Nevada Board, the City of Henderson and the Liquor Board of Elko County are collectively referred to in this section as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things, (1) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (2) the establishment and maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, (3) providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (4) the prevention of cheating and fraudulent practices; and (5) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     CPI, which operates the Jackpot Properties, and ACLVI, which operates The Reserve, are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Ameristar is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of CPI and ACLVI, which are corporate licensees (each a "Corporate Licensee") under the terms of the Nevada Act. As a Registered Corporation, Ameristar is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, CPI and ACLVI have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses currently required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, CPI, ACLVI or Ameristar in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of CPI and ACLVI must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Ameristar who are actively and directly involved in gaming activities of CPI or ACLVI may be required to be reviewed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Ameristar is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Ameristar, CPI or ACLVI, Ameristar,
(1) pays that person any dividend or interest upon voting securities of Ameristar, (2) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by the person, (3) pays remuneration in any form to that person for services rendered or otherwise, or (4) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities by Ameristar, for cash at fair market value. Additionally, the Liquor Board of Elko County and the City of Henderson have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license within their jurisdictions.

     The Nevada Commission may, at its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if it has reason to believe that such holder's acquisition of such ownership would otherwise be inconsistent with the declared policy of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it (1) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (2) recognizes any voting right by such unsuitable person in connection with such securities; (3) pays the unsuitable person remuneration in any form; or (4) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

     Ameristar is required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Ameristar is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require Ameristar stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on Ameristar.

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

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada Corporate Licensee gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (1) assure the financial stability of Corporate Licensees and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either (1) a percentage of the gross revenues received; (2) the number of gaming devices operated; or (3) the number of table games operated. The license fee payable to the State of Nevada is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 3% of gaming receipts of $50,000 or less per month, 4% of gaming receipts over $50,000 and less than $134,000 per month, and 6.25% of gaming receipts over $134,000 per month A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food and refreshments, or the selling of merchandise.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada
Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

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

     The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission seek to (1) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (2) establish and maintain responsible accounting practices and procedures; (3) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Commission;
(4) prevent cheating and fraudulent practices; (5) provide a source of state and local revenues through taxation and licensing fees; and
(6) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. Changes in Mississippi law or regulations may limit or otherwise materially effect the types of gaming that may be conducted and could have an adverse effect on the Company and the Company's Mississippi gaming operations.

     The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 eligible counties that border either the Mississippi Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. Certain amendments to the Mississippi Constitution have been proposed for adoption through the initiative and referendum process which, if a sufficient number of signatures are gathered to place the matter on the ballot and if adopted by the voters of the state, would prohibit gaming in Mississippi. See "Item 1. Risk Factors - The Adoption of Certain Anti-Gaming Initiatives in Mississippi Would Substantially Diminish the Value of Ameristar Vicksburg and Would Have a Material Adverse Effect on Us." As of March 1, 2000, dockside gaming was permissible in nine of the 14 eligible counties in the State and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the State in eligible counties along the Mississippi Gulf Coast. In December 1996, the Mississippi Commission rejected an application for the development of a casino on a site on the Big Black River in Warren County near Interstate 20 between Jackson and Vicksburg, which was appealed by an adjoining landowner and the license applicant. In December 1997, a Mississippi circuit court issued an order reversing the decision of the Mississippi Commission and remanded the application to the Mississippi Commission for further proceedings. The decision of the court was appealed by the Mississippi Commission to the Mississippi Supreme Court and an oral argument was heard by the Supreme Court on March 6, 2000. It is expected that the Supreme Court will issue its decision in 2000. The Mississippi Commission has also adopted a regulation that prohibits gaming on the Big Black River; however, the Mississippi Commission has taken the position that the Mississippi Commission may be prohibited from applying the regulation to the existing applicant which appealed the initial siting decision. In addition, the Company is involved in legal proceedings in which it is alleged that the Company and certain other parties engaged in conduct to oppose this application in violation of Mississippi's antitrust and gaming regulatory laws. See "Item 3. - Legal Proceedings."

     The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices.

     Ameristar, and each subsidiary of Ameristar that operates a casino in Mississippi (a "Gaming Subsidiary"), is subject to the licensing and regulatory control of the Mississippi Commission. Ameristar is registered as a publicly traded holding company of ACVI under the Mississippi Act. Ameristar is required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information that the Mississippi Commission may require. If Ameristar is unable to continue to satisfy the registration requirements of the Mississippi Act, Ameristar and its Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. Each Gaming Subsidiary must obtain a gaming license from the Mississippi Commission to operate casinos in Mississippi. A gaming license is issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations and physical inspection of the casinos prior to opening. There are no limitations on the number of gaming licenses that may be issued in Mississippi.

     Gaming licenses are not transferable, are issued for a three-year period (and may by continued for two additional three year periods) and must be renewed periodically thereafter. ACVI was granted a renewal of its gaming license by the Mississippi Commission on December 18, 1999. No person may become a stockholder of or receive any percentage of profits from a gaming licensee subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Commission. Ameristar has obtained such approvals in connection with ACVI's gaming license.

     Certain officers and employees of Ameristar and the officers, directors and certain key employees of each Gaming Subsidiary must be found suitable or be licensed by the Mississippi Commission. The Company believes it has obtained or applied for all necessary findings of suitability with respect to such persons associated with Ameristar or ACVI, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. Employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with the Company may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a license, the Mississippi Commission has jurisdiction to disapprove a change in a licensed position. The Mississippi Commission has the power to require any Gaming Subsidiary or Ameristar to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

     Employees associated with gaming must obtain work permits that are subject to immediate suspension. The Mississippi Commission will refuse to issue a work permit to a person convicted of a felony and it may refuse to issue a work permit to a gaming employee if the employee has committed various misdemeanors or knowingly violated the Mississippi Act or for any reasonable cause.

     At any time, the Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of Ameristar. Mississippi law requires any person who acquires more than 5% of Ameristar's common stock to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of Ameristar's common stock, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a public company's common stock. However, the Mississippi Commission has adopted a policy that may permit certain institutional investors to own beneficially up to 15% of a public company's common stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty (30) days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Management believes that compliance by Ameristar with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of its securities. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of Ameristar beyond such time as the Mississippi Commission prescribes, may be guilty of a misdemeanor. Ameristar is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with Ameristar or its Gaming Subsidiaries, Ameristar:
(1) pays the unsuitable person any dividend or other distribution upon the voting securities of Ameristar; (2) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (3) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (4) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

     Ameristar may be required to disclose to the Mississippi Commission, upon request, the identities of debt security holders. In addition, the Mississippi Commission under the Mississippi Act may, in its discretion, (1) require holders of debt securities of Ameristar to file applications, (2) investigate such holders, and (3) require such holders to be found suitable to own such debt securities or receive distributions thereon. If the Mississippi Commission determines that a person is unsuitable to own such security, then the issuer may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission, it (1) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (2) recognizes any voting right by such unsuitable person in connection with such securities; (3) pays the unsuitable person remuneration in any form; or (4) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to, a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

     ACVI must maintain in its principal office in Mississippi a current stock ledger with respect to its equity securities and Ameristar must maintain in the principal office of ACVI a current list of stockholders, which must reflect the record ownership of each outstanding share of any class of equity security issued by Ameristar. The ledger and stockholder lists must be available for inspection  by  the  Mississippi  Commission  at  any  time.  If  any securities of Ameristar are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Ameristar must also render maximum assistance in determining the identity of the beneficial owner.

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

     Substantially all loans, leases, sales of securities and similar financing transactions by a Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Gaming Subsidiary may not make a public offering of its securities but may pledge or mortgage casino facilities. Ameristar may not make an issuance or a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. Ameristar has received a waiver of the prior approval requirement for its securities offerings, subject to certain conditions.

       Under the regulations of the Mississippi Commission, a Gaming Subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Commission. The pledge of the stock of a Gaming Subsidiary and the foreclosure of such a pledge is ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Gaming Subsidiary and agreements not to encumber such securities (the "Stock Restrictions") are ineffective without the prior approval of the Mississippi Commission. The Company has obtained approvals from the Mississippi commission for such guarantees, pledges and restrictions, subject to certain restrictions.

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

     The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to (1) assure the financial stability of corporate gaming operations and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before Ameristar may make exceptional repurchases of voting securities in excess of the current market price of its common stock (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations will also require prior approval by the Mississippi Commission if Ameristar adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of Ameristar.

     Neither  Ameristar  nor  any subsidiary  may  engage  in  gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission or a waiver of such approval. The Mississippi Commission may require determinations that, among others, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. Ameristar has previously obtained a waiver of foreign gaming approval from the Mississippi Commission for operations in other states in which Ameristar conducts gaming operations and will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi.

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

     License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a Gaming Subsidiary's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (1) a percentage of the gross gaming revenues received by the casino operation, (2) the number of slot machines operated by the casino or (3) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000 per month. The foregoing license fees are allowed as a credit against the Company's Mississippi income tax liability for the year paid. The gross revenue fee imposed by the City of Vicksburg equals approximately 4% of the gaming receipts.

     The Mississippi Commission's regulations require as a condition of licensure or license renewal that an existing licensed gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which amount to at least 25% of the casino cost. The Company believes that ACVI is in compliance with this requirement with the opening of a 150-room hotel at Ameristar Vicksburg in June 1998. The Mississippi Commission recently adopted a regulation that requires any new
licensee   to   spend   100%  of  its  casino  cost   on   land-based
infrastructure facilities, but this increase does not apply to operators that were already licensed at the time the regulation was adopted such as Ameristar Vicksburg.

     Both the City of Vicksburg and the Alcoholic Beverage Control Division of the Mississippi Tax Commission (the "ABC") license, control and regulate the sale of alcoholic beverages by ACVI. ACVI is in an area designated as a special resort, which allows ACVI to serve alcoholic beverages on a 24-hour basis. The ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon ACVI's operations. ACVI's key officers and managers must be investigated by the ABC in connection with AVCI's liquor permits and changes in key positions must be approved by the ABC.

     IOWA. The Company's Council Bluffs operations are conducted by ACCBI and are subject to Chapter 99F of the Iowa Code and the regulations promulgated thereunder. The Company's gaming operations are subject to the licensing and regulatory control of the Iowa Racing and Gaming Commission (the "Iowa Gaming Commission").

     Under Iowa law, wagering on a "gambling game" is legal, when conducted by a licensee on an "excursion gambling boat." An "excursion gambling boat" is a self-propelled excursion boat. "Gambling game" means any game of chance authorized by the Iowa Gaming Commission. The excursion season is from April 1st through October 31st of each calendar year. The vessel must operate at least one excursion each day for 100 days during the excursion season to operate during the off season. Each excursion must consist of a minimum of two hours. The Council Bluffs Casino satisfied the requirements of Iowa law for the conduct of off-season operations during each of 1997, 1998 and 1999.

     The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to "qualified sponsoring organizations." A "qualified sponsoring organization" is defined as a person or association that can show to the satisfaction of the Iowa Gaming Commission that the person or association is eligible for exemption from federal income taxation under sec. 501(c)(3), (4), (5), (6),
(7), (8), (10) or (19) of the Internal Revenue Code (hereinafter "not-for-profit corporation"). The not-for-profit corporation is permitted to enter into operating agreements with persons qualified to conduct riverboat gaming operations. Such operators must be approved and licensed by the Iowa Gaming Commission. On January 27, 1995, the Iowa Gaming Commission authorized the issuance of a license to conduct gambling games on an excursion gambling boat to the Iowa West Racing Association, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Council Bluffs, Iowa (the "Association"). The Association entered into an agreement with ACCBI authorizing ACCBI to operate riverboat gaming operations in Council Bluffs under the Association's gaming license (the "Operator's Contract"). The Iowa Gaming Commission approved this contract. The term of the Operator's Contract runs until December 31, 2002, with two five-year renewal options. The current license awarded by the Iowa Gaming Commission for the Ameristar Council Bluffs Casino expires on March 31, 2001.

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

     Iowa has a graduated wagering tax equal to five percent (5%) of the first $1.0 million of annual adjusted gross receipts, ten percent (10%) on the next $2.0 million of annual adjusted gross receipts and twenty percent (20%) on annual adjusted gross receipts over $3.0 million. In addition, the state charges other fees on a per customer basis. Additionally, ACCBI pays to the City of Council Bluffs a fee equal to $0.50 per passenger.

     Under the Operator's Contract, ACCBI also pays the Association an admissions fee of $1.50 per passenger. ACCBI has interpreted the Operator's Contract to mean that a person may leave and re-enter Council Bluffs Casino (for example, to visit the restaurants at Ameristar Council Bluffs) without ACCBI being obligated to pay an additional admissions fee to the Association. ACCBI received a letter from the Association in August 1996 in which the Association asserted that an additional fee is due each time a person enters the Council Bluffs Casino, including re-entries. The Association has advised the Company that the board of directors of the Association discussed a proposal to settle this dispute at an October 1997 meeting but declined to take any action either to approve the proposed settlement or to pursue the previously threatened claim. Accordingly, the Association has advised ACCBI that it does not currently intend to pursue this claim, but the Association has not formally waived or released the claim.

     If the Iowa Gaming Commission decides that a gaming law or regulation has been violated, the Iowa Gaming Commission has the power to assess fines, revoke or suspend licenses or to take any other action as may be reasonable or appropriate to enforce the gaming rules and regulations.

     REGULATORY REQUIREMENTS APPLICABLE TO OWNERS OF CERTAIN NOTES. A record or beneficial owner of the promissory notes issued by the Company in connection with the acquisition of The Reserve (the "Gem Notes") could be required by one or more gaming regulatory authorities to be found suitable, and such owner would be required to apply for a finding of suitability within 30 days after request of such gaming authority or within such other time period prescribed by such gaming authority. If such a record or beneficial owner is required to be found suitable and is not found suitable by such gaming regulatory authority, such owner may be required by law to dispose of the Gem Notes. If any gaming regulatory authority determines that a person is unsuitable to own the Gem Notes, then the Company may be subject to sanctions, including the loss of its regulatory approvals, if, without the prior approval of the applicable gaming regulatory authorities, it (1) pays interest on the Gem Notes to the unsuitable person, (2) pays the unsuitable person remuneration in any form or (3) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction. In denying applications for findings of suitability for certain purposes in early 1997 submitted by the persons to whom the Gem Notes were issued, the Nevada Commission did not find either of them to be unsuitable to hold any debt obligations of Ameristar, and, as of the date of this report, no gaming regulatory authority has required either of such persons to apply for a finding of suitability to own the Gem Notes. However, one or more gaming regulatory authorities could require a holder of the Gem Notes to submit such an application in the future.

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

     OTHER JURISDICTIONS. The Company expects to be subject to similar rigorous regulatory standards in each jurisdiction in which it seeks to conduct gaming operations, including in Missouri where the Company is currently seeking a license to develop a casino in Lemay. See "Item 1. Business - Expansion Strategy." There can be no assurance that regulations adopted or taxes imposed by other jurisdictions will permit profitable operations by the Company.

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

     In June 1998, ACVI received a letter from the Financial Crimes Enforcement Network ("FinCEN") of the Department of Treasury identifying 26 alleged currency transaction reporting failures or errors that were discovered in an audit by the Internal Revenue Service covering an approximately 13-month period following the opening of Ameristar Vicksburg. In early 2000, the Company settled this matter with FinCEN by agreeing to pay a civil monetary penalty. In addition to paying the civil penalty, ACVI has implemented various steps intended to improve compliance with the currency transaction reporting requirements.

     POTENTIAL CHANGES IN TAX AND REGULATORY REQUIREMENTS. From time to time, federal and state legislators and officials have proposed changes in tax law, or in the administration of such laws, affecting the gaming industry. Recent proposals have included a federal gaming tax and increases in state or local gaming taxes. They have also included limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures that would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. It is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a materially adverse effect on the Company's financial results.

     A National Gambling Impact Study Commission (the "National Commission") has been established by the United States Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States. On April 28, 1999, the National Commission issued a final report of its findings and conclusions, together with recommendations for legislature and administrative actions. Below are some of those recommendations:

     Legal gaming should be restrictive to those at least 21 years of age;

     Betting on college and amateur sports should be banned;

     The introduction of casino-style gambling at pari-mutual racing facilities for the primary purpose of saving the pari-mutual facility should be prohibited;

     The types of gaming activities allowed by Indian tribes within a given state should not be inconsistent with the gaming activities allowed to other persons in that state; and

     State, local and tribal governments should recognize that casino gaming provides economic development, particularly for economically depressed areas. The National Commission differentiated casino gaming from stand-alone slot machines (i.e. in convenience stores), Internet gaming and lotteries which the commission stated do not provide the same economic development.

Any additional regulation of the gaming industry which may result the National Commission's report may have an adverse effect on the gaming industry, including Ameristar.

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

     Certain  officers  and  managers  of  ACVI  and  ACLVI  must  be investigated by the applicable Liquor License Authorities in connection with ACVI's and ACLVI's liquor permits. The applicable Liquor License Authorities must approve any changes in licensed positions.

     All cruising vessels operated by the Company must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Inspection. These requirements set limits on the operation of the vessel and require that each vessel be operated by a minimum complement of licensed personnel. Loss of the vessel's Inspection Certificate would preclude its use as a riverboat. Every five years, US flagged passenger vessels operating exclusively in fresh water must conduct a thorough dry-dock inspection of underwater machinery, valves and hull. The Ameristar Council Bluffs riverboat is due for its dry-dock inspection in November 2000. This dry-dock inspection could result in a loss of service that may have a material adverse effect on the Company. The Company has been accepted into a United States Coast Guard program that would allow it to obtain a 30-month extension of the dry-dock requirement. To obtain this extension, the Ameristar Council Bluffs riverboat must undergo a thorough underwater inspection in the fall of 2000 after the cruising season. The Company expects that its underwater inspection will satisfy the United States Coast Guard requirement and expects to obtain an extension of the dry-dock interval, but there can be no assurance that such an extension will actually be obtained or that future extensions will be obtained. Currently, Ameristar Council
Bluffs is the only property that operates a cruising vessel subject to these requirements. Less stringent rules apply to permanently moored vessels.

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

ITEM 2.   PROPERTIES

     JACKPOT.   Cactus  Petes is located on a 35-acre  site  and  The
Horseshu  is  located on a 30-acre site.  The Cactus  Petes  and  The
Horseshu sites are across from each other on U.S. Highway 93. The Company also owns 204 housing units in Jackpot, including 90 units in two apartment complexes developed as United States Department of Agriculture Rural Economic and Community Development Services Multi-Family Housing Program ("USDA") projects. These housing units support the primary operations of the Jackpot Properties. The
Jackpot Properties are subject to deeds of trust securing the Company's obligations under its Revolving Credit Facility, and the USDA housing projects are subject to mortgage loans in favor of the USDA.

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

     VICKSBURG. In connection with the development of Ameristar Vicksburg, the Company has acquired eight parcels in Vicksburg along Washington Street near Interstate 20. These parcels comprise approximately 48 acres, approximately 34 of which are developable. The Company owns six of the parcels and leases the remaining two. The Company plans to exercise the option for one of the leasehold parcels within the next year. The Vicksburg Casino and substantially all of the Company's leasehold and fee interests comprising the Ameristar Vicksburg site serve as collateral for the Company's obligations under its Revolving Credit Facility and other indebtedness. The hotel at Ameristar Vicksburg and the underlying property are subject to a deed of trust securing the loan that funded a portion of the hotel construction costs.

     In addition, the Company has developed a 20-acre mobile home park with 30 single- and 20 double-wide mobile homes. This mobile home park is located seven miles from Ameristar Vicksburg and sites are available for rent by employees and other persons. The mobile home park rental rates are competitive with the local market.

     COUNCIL BLUFFS. Ameristar Council Bluffs is on an approximately 50-acre site along the bank of the Missouri River and adjacent to the Nebraska Avenue exit on Interstate 29 immediately north of the junction of Interstates 29 and 80. The Company owns approximately 27 acres of this site and has rights to use the remaining portion of the site that is owned by the State of Iowa for a 50-year term. The Company has leased 0.623 acres of the Ameristar Council Bluffs site to Kinseth Hotel Corporation for the development and operation by Kinseth of a 188-room limited service Holiday Inn Suites Hotel that opened on March 31, 1997 and was expanded during 1999. The Company has also leased 0.426 acres of the Ameristar Council Bluffs site to Kinseth Hotel Corporation for the development and operation of an approximately  100-room Hampton Inn hotel,  which  is  expect  to  be completed  in  the  Fall of 2000. All of the Company's  interests  in
Ameristar Council Bluffs serve as collateral for the Company's obligations under its Revolving Credit Facility and other indebtedness.

     THE RESERVE. The Reserve is at the southeastern corner of the junction of Lake Mead Drive and Interstate 515 in Henderson, Nevada on a site containing approximately 33 acres, substantially all of which is developable. The Reserve site was previously used for surface waste disposal activities for approximately 50 years. Prior to 1994, the site had large areas of debris, rubble and some stained soils resulting from these waste activities. Site studies revealed asbestos, lead and pesticide concentrations in the surface soils. Following a surface remediation program by a third party in 1994, the Nevada Division of Environmental Protection approved a closure of the remediation and indicated that no further work was required.

     A 1995 Phase I environmental assessment on the site owned by the Company showed that some rubble remained on portions of the property, but that all hazardous material had been removed. A 1997 Phase I environmental assessment indicated that the property did not appear to have been adversely impacted since the completion of the 1994 remediation program. Phase I environmental assessments involve the conduct of limited procedures and may not identify the existence or extent of actual environmental conditions.

     OTHER. The Company leases approximately 29,400 square feet of office space in various locations, including for its executive offices in Las Vegas, Nevada.

ITEM 3.   LEGAL PROCEEDINGS

     E. L. Pennebaker, Jr., et. al. v. ACI, et. al. On February 23, 1998, E. L. Pennebaker, Jr. filed a complaint in the Circuit Court of Pike County, Mississippi against ACI, Harrah's Vicksburg Corporation ("HVC"), Riverboat Corporation of Mississippi-Vicksburg ("RCMV"), and Deposit Guaranty National Bank ("DGNB"). The matter is pending as case number 98-0047-B (the "Pennebaker case"). The complaint was amended in February 1998 to add James F. Belisle, Multi Gaming Management, Inc. and Multi Gaming Management of Mississippi, Inc. as additional plaintiffs. The complaint was further amended in March 1999 to modify the specific claims alleged by the plaintiffs. The plaintiffs are property owners or claim to have contract rights in a proposed casino/racetrack development along the Big Black River in Warren County, Mississippi. They allege they would have profited if the Mississippi Gaming Commission had found suitable for a casino a location along that river that was controlled by Horseshoe Gaming, Inc. or its affiliates. The plaintiffs further allege that the defendants entered into an agreement to hinder trade and restrain competition in the gaming industry in violation of the antitrust laws and the gaming laws of Mississippi. Specifically, the plaintiffs allege the defendants conducted an aggressive campaign in opposition to the application of Horseshoe Gaming, Inc. for a gaming site on the Big Black River. The plaintiffs also allege that the defendants tortiuously interfered with the plaintiffs' business relations. The plaintiffs allege compensatory damages of $38 million and punitive damages of $200 million.

     The trial in this case was held in October 1999, following which the jury rendered joint and several verdicts in favor of the plaintiffs against ACI, HVC and DGNB on the conspiracy count and against ACI and HVC on the restraint of trade and tortious interference counts. RCMV settled with the plaintiffs prior to trial, and the damage amounts have been reduced by the settlement amount paid by RCMV. The net damages awarded to the plaintiffs total $3,792,000, of which ACI's pro rata portion is $1,685,333. These damages are compensatory only as the court did not allow the jury to consider an award of punitive damages. Judgment was entered on
November 8, 1999, and ACI has appealed the case to the Mississippi Supreme Court and otherwise intends to vigorously defend against the plaintiffs' claims. Post-judgment interest on the damages will accrue at the rate of 8 percent per annum, and if an appeal is unsuccessful, the plaintiffs would also be entitled to a premium of 15% of the damages amount.

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

     Walter H. Gibbes, Jr. and Margaret S. Dozier v. ACI et al. On November 22, 1999, Mr. Gibbes and Ms. Dozier filed a complaint in the Circuit Court of Pike County, Mississippi against ACI, HVC, Isle of Capri Casinos, Inc. (the parent company of RCMV; "ICC") and DGNB. The matter is pending as cause no. 99-0157-B. ACI believes that the plaintiffs were partners with Mr. Pennebaker in a partnership that held an option to a real estate parcel along the Big Black River that is adjacent to the parcel that was the subject of the Horseshoe Gaming, Inc. application. The allegations in the complaint are substantially the same as those in the complaint in the case previously brought by the plaintiffs in the Pennebaker case. The plaintiffs seek $4,567,500 in actual damages and an unspecified amount of punitive damages.

     The defendants have removed this case to the United States District Court for the Southern District of Mississippi on diversity jurisdiction and federal question grounds. The case is now pending in federal court as cause no. 3:99cv911WS. The plaintiffs have filed a motion to remand the case back to the Pike County circuit court, which has not yet been ruled on by the federal court. ACI intends to continue to vigorously defend against this cause of action.

     Bryan K. and Dawn H. Hafen v. Steven W. Rebeil, et al. This lawsuit was filed in the Clark County District Court as case number A347722. A named defendant in the amended complaint, filed on January 29, 1996, action is Gem Gaming, Inc. ("Gem"). ACLVI is the successor-in-interest by merger to Gem. The case arises out of the purchase of land in Mesquite, Nevada by Steven W. Rebeil, a former Gem stockholder, pursuant to which a jointly owned corporation was to develop real property contributed by the plaintiffs as a hotel-casino. The plaintiffs allege that Gem's former stockholders and their controlled entities (including Gem) engaged in a conspiracy to defraud the plaintiffs in connection with the plaintiff's contribution of the land and its subsequent sale to a third party. The plaintiffs allege violations of Nevada's racketeering statutes, fraud and unjust enrichment. The plaintiffs do not allege any improper conduct by Gem following its acquisition by The Company. The complaint seeks an unspecified amount of damages, although the plaintiffs have otherwise claimed total compensatory damages of approximately $10 million. Gem's former stockholders are contractually required to indemnify ACLVI against the claims in the Hafen litigation. This case was resolved by settlement in late 1999. ACLVI did not contribute any amount to the settlement, but the Company did agree as part of the settlement to take certain actions to facilitate the settlement between the plaintiffs and the other defendants. The plaintiffs have acknowledged in the settlement documents that the Company did not commit any wrongdoing against the plaintiffs and that ACLVI was named in the suit only because it is the successor by merger to Gem.

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



                               PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     Ameristar's Common Stock is traded on the Nasdaq National Market System ("Nasdaq-NMS") under the symbol "ASCA." The following table sets forth, for the fiscal quarter indicated, the high and low sale prices for the Common Stock, as reported by Nasdaq:

                               High       Low
                 1998
          First Quarter      $ 6.50       $ 4.88
          Second Quarter       5.75         5.00
          Third Quarter        5.13         2.63
          Fourth Quarter       3.25         1.88

                 1999
          First Quarter      $ 3.63       $ 2.13
          Second Quarter       3.88         2.31
          Third Quarter        4.44         3.00
          Fourth Quarter       4.31         3.25


     On March 15, 2000, there were 285 holders of record of Ameristar's Common Stock.

     No dividends on Ameristar's Common Stock have been declared during the last two fiscal years. The Company intends to retain all earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Revolving Credit Facility and Senior Subordinated Notes obligate the Company to comply with certain financial covenants that place limitations on the payment of dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."



ITEM 6.   SELECTED FINANCIAL DATA

     The following data has been derived from the audited financial statements of the Company and should be read in conjunction with those statements, certain of which are included in this Report.

                       AMERISTAR CASINOS, INC.
                CONSOLIDATED SELECTED FINANCIAL DATA



                                   For the year ended December 31,
INCOME STATEMENT DATA:        1995      1996      1997      1998      1999

                              (amounts in thousands, except per share data)
REVENUES:
Casino                      $ 99,364  $161,377  $173,019  $216,319  $247,416
Food and beverage             19,303    24,250    30,672    45,853    49,142
Rooms                          7,861     7,641     9,685    14,201    17,257
Other                          7,756     7,760     8,275    10,401    11,089
                             134,284   200,989   221,709   286,774   324,904

Less: Promotional             10,417    12,524    15,530    22,092    24,618
  allowances
Net revenues                 123,867   188,465   206,179   264,682   300,286

COSTS AND EXPENSES:
Casino                        44,503    75,685    78,733   103,387   114,357
Food and beverage             11,747    16,773    19,784    31,698    33,207
Rooms                          2,404     2,368     3,130     5,809     6,372
Other                          8,211     7,054     7,546    10,044    10,203
Selling, general and          29,197    47,758    51,958    75,604    86,142
  administrative
Depreciation and               9,721    14,135    16,358    24,191    24,460
  amortization
Abandonment loss                  -         -        646        -         -
Preopening costs                  -      7,379        -     10,611        -
Total costs and              105,783   171,152   178,155   261,344   274,741
  expenses

INCOME FROM OPERATIONS        18,084    17,313    28,024     3,338    25,545

OTHER INCOME
(EXPENSE):
Interest income                  205       354       445       296       300
Interest expense              (3,958)   (8,303)  (12,107)  (22,699)  (24,449)
Other                             -        (77)      (35)      (13)     (851)

Income (loss) before
  income tax provision        14,331     9,287    16,327   (19,078)      545
  (benefit)
Income tax provision           5,236     3,390     5,959    (6,363)      340
  (benefit)

Income (loss) before           9,095     5,897    10,368   (12,715)      205
  extraordinary loss

Extraordinary loss on           (657)       -       (673)       -         -
  early retirement of
  debt, net of income
  tax benefit of $353
and $387, respectively

NET INCOME (LOSS)            $ 8,438   $ 5,897   $ 9,695  $(12,715)   $  205

                       AMERISTAR CASINOS, INC.
                CONSOLIDATED SELECTED FINANCIAL DATA
                             (CONTINUED)



                         For the year ended December 31,
INCOME STATEMENT DATA:       1995      1996      1997      1998      1999
                         (amounts in thousands, except per share data)

EARNINGS PER SHARE:
  Income (loss) before
    extraordinary item
      Basic and diluted    $ 0.45    $ 0.29    $ 0.51    $(0.62)   $ 0.01
   Net income (loss)
      Basic and diluted      0.42      0.29      0.48     (0.62)     0.01

WEIGHTED AVERAGE
SHARES OUTSTANDING         20,360    20,360    20,360    20,360    20,362


                                   December 31,

BALANCE SHEET AND OTHER      1995     1996      1997      1998       1999
  DATA:

Cash                      $ 14,787  $ 10,724  $ 13,310  $ 18,209   $ 15,531
Total assets               202,220   270,052   336,186   351,773    378,645
Total notes payable,
  long-term debt and       101,869   143,893   193,113   230,399    242,890
  capital lease
  obligations, net of
  current maturities
Stockholders' equity        65,047    70,944    80,639    67,924     68,169
Capital expenditures        63,559    43,087    72,932    32,312     57,590


Certain revenues and expenses were reclassified beginning in 1998 to be consistent with classifications used in 1999. The selected financial data for periods prior to 1998 have not been reclassified, but the reclassifications are deemed not to be material to the presentation,

The Council Bluffs Casino opened in mid-January 1996. Portions of the land-based facilities at Ameristar Council Bluffs opened in June, November and December 1996. Ameristar Council Bluffs' remaining land-based facilities opened in February and March 1997. The Reserve opened February 10, 1998. The Ameristar Vicksburg hotel opened in June 1998. Casino expansions at Ameristar Council Bluffs and Ameristar Vicksburg were completed on November 22, 1999 and December 29, 1999, respectively.

No dividends were paid in 1995, 1996, 1997, 1998 and 1999.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION  AND   RESULTS   OF OPERATIONS

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in this Report. The information in this section and in this Report generally includes forward-looking statements. See "Item 1. - Business - Risk Factors."

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

          Ameristar Casino Vicksburg ("Ameristar Vicksburg"), located in Vicksburg, Mississippi, a riverboat-themed dockside casino and related land-based facilities, including a hotel which opened in June 1998. The remainder of Ameristar Vicksburg opened in February and May 1994. On December 29, 1999, Ameristar Vicksburg completed its casino expansion with 8,000 square feet of additional gaming space becoming fully operational. Additional parking facilities also became operational on December 29, 1999.

          Ameristar Casino Hotel Council Bluffs ("Ameristar Council Bluffs"), a riverboat casino and related land-based hotel and other facilities in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska. The casino opened on January 19, 1996, portions of the land-based Main Street Pavilion opened on June 17, 1996, the hotel opened on November 1, 1996, and the remainder of Ameristar Council Bluffs opened in early 1997. The third deck of the riverboat opened on November 22, 1999 and a new parking garage will be fully operational by the beginning of April 2000.

          The Reserve Hotel Casino ("The Reserve"), in Henderson, Nevada at the intersection of Interstate 515 and Lake Mead Drive, which opened on February 10, 1998. The Company acquired The Reserve on October 9, 1996 through a merger of the initial developer of the property into a subsidiary of Ameristar.

     Certain of the Company's operations are seasonal in nature. In particular, in Jackpot, the months of March through October are the strongest. As a result, the second and third calendar quarters typically produce a disproportionate amount of the income from operations of the Jackpot Properties. In addition, adverse weather conditions may adversely affect the business of the Jackpot Properties, and operations during the winter months typically vary from year to year based on the severity of the winter weather conditions in the northwestern United States. To date, operations in Council Bluffs have experienced some seasonality, with the winter months being the slower periods. To date, operations at both Ameristar Vicksburg and The Reserve have not experienced any material seasonality.

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

     The following table highlights the consolidated cash flow information and results of operations of Ameristar's operating subsidiaries for its principal properties

                                         Year Ended December 31,
                                             1997        1998         1999
Consolidated cash flow information:
 Cash flows from operations                $ 33,641    $ 23,123     $ 34,287
 Cash flows used in investing              (63,417)     (53,863)     (50,048)
 Cash flows from financing                  32,083       35,918       13,083

Net revenues:
 Jackpot Properties                       $ 54,455     $ 54,671     $ 58,294
 Ameristar Vicksburg                        63,961       68,538       76,930
 Ameristar Council Bluffs                   87,763       97,672      112,047
 The Reserve                                    -        43,578       52,832
 Corporate and other                            -           223          183
   Consolidated net revenues              $206,179     $264,682     $300,286

Adjusted operating income (1):
 Jackpot Properties                       $ 10,308      $ 9,638     $ 10,619
 Ameristar Vicksburg                        13,165       13,562       15,392
 Ameristar Council Bluffs                   14,251       17,230       20,714
 The Reserve                                    -       (16,092)      (7,089)
 Corporate and other                        (9,054)     (10,389)     (14,091)
   Consolidated operating income          $ 28,670     $ 13,949     $ 25,545

Adjusted operating income margins (1):
 Jackpot Properties                           18.9%        17.6%        18.2%
 Ameristar Vicksburg                          20.6%        19.8%        20.0%
 Ameristar Council Bluffs                     16.2%        17.6%        18.5%
 The Reserve                                     -        (36.9%)      (13.4%)
   Consolidated operating income margin        13.9%        5.3%         8.5%

EBITDA (2):
 Jackpot Properties                        $ 13,208    $ 13,163     $ 13,743
 Ameristar Vicksburg                         19,350      20,231       21,092
 Ameristar Council Bluffs                    21,090      24,322       28,430
 The Reserve                                     -       (9,519)         426
 Corporate and other                         (8,621)    (10,057)     (13,686)
   Consolidated EBITDA                     $ 45,027    $ 38,140     $ 50,005

EBITDA Margins (2):
 Jackpot Properties                            24.3%       24.1%        23.6%
 Ameristar Vicksburg                           30.3%       29.5%        27.4%
 Ameristar Council Bluffs                      24.0%       24.9%        25.4%
 The Reserve                                      -       (21.8%)        0.8%
   Consolidated EBITDA margin                  21.8%       14.4%        16.7%

____________________________
(see following page for footnotes)

(1) Adjusted operating income is income from operations (as reported) before an abandonment loss at Ameristar Vicksburg in 1997 related to the demolition of an existing budget motel for the construction of a hotel and The Reserve preopening costs in 1998.

(2) EBITDA consists of income from operations plus depreciation and amortization. EBITDA Margin is EBITDA as a percentage of net revenues. EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming
  industry   and   for  companies  with  a  significant   amount   of
  depreciation and amortization. EBITDA should not be construed as an alternative to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company has significant uses of cash flows, including capital expenditures and debt principal repayments that are not reflected in EBITDA. It should also be noted that not all gaming companies that report EBITDA information calculate EBITDA in the same manner as the Company.

RESULTS OF OPERATIONS

RECENT OPERATING PERFORMANCE TRENDS

     As discussed above, the Company completed significant expansions of the casinos at Ameristar Council Bluffs and Ameristar Vicksburg in late 1999. Parking improvements at both of these properties have also been developed and are substantially complete, including approximately 1,000 new covered parking spaces at Ameristar Council Bluffs. Ameristar Vicksburg has also made some restaurant improvements. In addition, a number of new generation slot machines have been installed at the Company's properties and some new marketing programs have been introduced aimed at increasing revenues and profitability. The initial operating results from these developments have been positive, and the Company expects to announce record levels of consolidated net revenues and EBITDA for the first quarter of 2000. An improvement in operating performance is being experienced at each of the Company's operating properties.

     Although no assurances can be given, the Company expects that this trend will continue through the end of 2000 as a result of these developments. In addition, the Company expects to continue to make improvements at its existing properties and to purchase new slot products.

YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998

SUMMARY

     Strong improvements in operations at The Reserve and the continued growth at Ameristar Council Bluffs and Ameristar Vicksburg brought a year of record growth in Ameristar's consolidated net revenues and a significant increase in income from operations over the prior year.

     Consolidated net revenues increased by 13.5% to $300.3 million in 1999 compared to $264.7 million in 1998. The increase was due to increases in revenues at each of the properties. Consolidated income from operations increased 83.1% to $25.5 million in 1999 compared to an adjusted income from operations of $13.9 million in 1998 (before the $10.6 million charge for preopening costs associated with the opening of The Reserve). The increase was due to improved operating results at all of the properties, with The Reserve generating the greatest improvement. Consolidated income from operations after preopening costs was $3.3 million in 1998.

     Total operating expenses as a percentage of net revenues were 91.5% in 1999 versus 98.7% (94.7% before The Reserve's preopening costs) in 1998. The improvement in this margin is primarily a result of the improved operating performance at The Reserve, partially offset by an increase in corporate overhead related to increased corporate staffing levels and the greater centralization of certain management functions.

     Net income in 1999 was $0.2 million compared to a net loss of $12.7 million in 1998, an increase of $12.9 million. If 1998 net income were adjusted for preopening costs and their related tax benefit, the loss for the year ended December 31, 1998 would have been $5.7 million. Earnings per share were $0.01 for 1999 compared to a 1998 loss per share of $0.62, or $0.28 adjusted to exclude preopening costs.

REVENUES

     Ameristar Council Bluffs had total net revenues of $112.0 million for the year ended December 31, 1999 compared to $97.7 million in 1998, an increase of 14.7%. The increase is attributed to the popularity of, and the resulting increased revenues from, the enhanced slot product placed in service during the fourth quarter of 1998 and the first quarter of 1999, the completion of the third level casino expansion in the fourth quarter of 1999, which increased the number of gaming positions by approximately 400, as well as continued growth in the gaming market.

     Net revenues for Ameristar Vicksburg were $76.9 million for the year ended December 31, 1999 compared with $68.5 million for the prior year, an increase of 12.2%. This increase in revenues in 1999 compared to 1998 is due primarily to an increase in slot revenue and an increase in hotel revenue from a full year of operating the new hotel facility. The hotel contributed $2.8 million in net revenues for 1999 compared to $1.3 million for 1998 when it was opened for a partial year beginning in June 1998. Management believes Ameristar Vicksburg will continue to experience growth due to its superior hotel, casino and restaurant facilities relative to the competing properties in the Vicksburg market.

     The Jackpot Properties produced net revenues of $58.3 million for the year ended December 31, 1999 compared to $54.7 million in the prior year, an increase of 6.6%. The improvement was due primarily to an increase in casino revenues resulting from a higher hold percentage on table games and upgrades to the slot product.

     The Reserve produced net revenues of $52.8 million for the year ended December 31, 1999 compared to revenues of $43.6 million in the 325 days in 1998 following its opening, an increase of 21.2%. In addition to the additional days open in 1999, the increase in revenue was attributable to increased direct-mail marketing and other marketing programs. As a result of these programs, The Reserve generated improved play from both slot machines and table games and increased its hotel occupancy rate. The Company is continuing to seek further operating improvement for additional revenue enhancement.

COSTS AND EXPENSES

     The operating expense ratio for 1999 improved to 91.5% of net revenues compared to 98.7% of net revenues in 1998 (94.7% before The Reserve preopening costs). The improvement in this ratio is primarily the result of the improved operating performance at The Reserve, partially offset by an increase in corporate overhead related to increased corporate staffing levels and development costs, and the greater centralization of certain management functions.

     Casino costs and expenses for the year ended December 31, 1999 increased by $11.0 million or 10.6% to $114.4 million from $103.4 million in 1998. As a percentage of casino revenues, casino expenses decreased to 46.2% in 1999 compared to 47.8% in 1998. The decrease was due primarily to the improved performance of The Reserve casino operations compared to the startup operational inefficiencies experienced in the prior year, partially offset by a slight increase in casino expenses at Ameristar Council Bluffs relating to increases in employee compensation and benefits.

     The Company's food and beverage costs and expenses increased $1.5 million to $33.2 million in 1999 compared to $31.7 million in 1998 primarily due to increased revenue. The Company's food and beverage expense-to-revenue ratio decreased to 67.5% in 1999 compared to 69.1% in 1998. This improvement is primarily related to the improved operational efficiencies experienced during 1999 at The Reserve.

     Rooms expenses increased by $0.6 million to $6.4 million in 1999 from $5.8 million in 1998. The increase was primarily due to increases in costs resulting from a full year of operations of the hotels in Vicksburg and at The Reserve, compared to a partial year of operations at both properties in 1998.

     Selling, general and administrative costs and expenses (including utilities and maintenance and business development costs) increased $10.5 million or 13.9% from 1998 to 1999. The increase was due primarily to an increase in corporate overhead related to increased corporate staffing levels and future business development costs and increases in marketing costs and employee compensation at Ameristar Council Bluffs, Ameristar Vicksburg and the Jackpot Properties, partially offset by a decrease in such costs at The Reserve.

     Depreciation expense increased $0.3 million or 1.1% from 1998 to 1999 as the Company's depreciable base increased by including The Reserve and the Ameristar Vicksburg hotel for the entire year, partially offset by certain five-year assets in Vicksburg that are now fully depreciated and are no longer included in depreciation expense in 1999.

     Interest expense, net of capitalized interest of $1.4 million in 1998 and $0.6 million in 1999, increased $1.8 million or 7.7% from
1998 to 1999. This increase primarily reflects the additional debt incurred to finance the Company's various expansion projects (such as adding a third level to the casino at Ameristar Council Bluffs, completing restaurant and meeting room enhancements at The Reserve, and completing an expansion to the casino, remodeling restaurants and completing other site improvements at Ameristar Vicksburg) and higher interest rates on those borrowings. With the opening of The Reserve in February 1998 and the Ameristar Vicksburg Hotel in June 1998, the capitalization of interest on funds borrowed to construct these projects was discontinued. Interest was capitalized on borrowings for construction related to Ameristar Vicksburg and Ameristar Council Bluffs improvements during 1999.

     The Company's average borrowing rate was 9.84% in 1999 compared to 10.25% in 1998. The borrowing rate decreased due to the favorable effect of lower interest rates during the first half of 1999 (See "- Liquidity and Capital Resources").

     The Company's effective tax rate on income was 62.4% in 1999 and the tax benefit on losses was 33.4% in 1998 versus the Federal statutory rate of 34% and 35%, respectively. The differences from the statutory rates are due to the effects of certain expenses incurred by the Company which are not deductible for Federal income tax purposes. The total of these expenses did not vary significantly between periods, however the lower absolute level of income before taxes in 1999 caused a greater impact to the effective tax rate for 1999.

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

SUMMARY

     The completion of The Reserve in early 1998 brought another year of record growth in Ameristar's consolidated net revenues and presented challenges in operations.

     Consolidated net revenues increased by 28.4% to $264.7 million in 1998 compared to $206.2 million in 1997. Income from operations was $13.9 million in 1998 before the $10.6 million charge for preopening costs associated with the opening of The Reserve. This is a decline of $14.8 million or 51.7% from income from operations in 1997 before the abandonment loss and is due to an operating loss of $16.1 million before preopening costs at The Reserve. Income from operations after preopening costs was $3.3 million in 1998.

     Total operating expenses as a percentage of net revenues were 86.4% in 1997 versus 98.7% (94.7% before The Reserve preopening costs) in 1998. The decline in this margin is primarily a result of operating inefficiencies associated with the opening of The Reserve and lower than expected revenues in the intensely competitive "locals" market in which it operates.

     On a year-to-year comparable basis (i.e., before an extraordinary charge in 1997 and preopening costs in 1998), adjusted income decreased $16.0 million to a loss of $5.6 million in 1998 compared to net income of $10.4 million in 1997. After the extraordinary charge and preopening costs, net loss for the year ended December 31, 1998 was $12.7 million versus net income for the year ended December 31, 1997 of $9.7 million. Loss per share before preopening costs was $0.28 for 1998 ($0.62 after preopening costs). Earnings per share were $0.48 for 1997 after an extraordinary charge of $0.03 per share for the refinancing of the Company's credit line.

REVENUES

     Ameristar Council Bluffs had total net revenues of $97.7 million in 1998 compared to $87.8 million in 1997, an increase of 11.3%. This represents growth in the market share of Ameristar Council Bluffs and in the Council Bluffs gaming market in general.

     Net revenues for Ameristar Vicksburg were $68.5 million for the year ended December 31, 1998 compared with $64.0 million for the prior year, an increase of 7.0%. This increase in revenues in 1998 compared to 1997 is due to an increase in casino revenue of $3.4 million and a $1.1 million increase in hotel revenue due to the new hotel facility. Management believes Ameristar Vicksburg maintained and will continue to hold its leading position in the Vicksburg market through effective promotional strategies and by continuing to provide customers with superior service and quality gaming and non-gaming products.

     The Jackpot Properties produced stable net revenues of $54.7 million and $54.5 million for the years ended December 31, 1998 and 1997, respectively. A 2.0% increase in casino revenue in 1998 was offset by minimal decreases in food and beverage, rooms and other revenues.

     The Reserve produced net revenues of $43.6 million from its opening on February 10, 1998 to December 31, 1998.

COSTS AND EXPENSES

     The operating expense ratio for 1998 increased to 98.7% (94.7% before preopening) compared to 86.4% of net revenues in 1997. The increase in this ratio is primarily a result of the initial operating performance of The Reserve. Excluding the $34.6 million of revenues and $70.3 million in operating expenses at The Reserve, operating expenses were 86.4% of net revenue, which is comparable to 1997.

     Casino  costs and expenses increased by $24.7 million  or  31.3%
from $78.7 million in 1997 to $103.4 million in 1998. As a percentage of casino revenues, casino expenses increased to 47.8% in 1998 compared to 45.5% in 1997. The majority of the increase in expense ($19.4 million) was associated with the opening of The Reserve and an increase of $4.6 million in expenses at Ameristar Council Bluffs associated with additional gaming revenue of $8.4 million.

     The Company's food and beverage costs and expenses increased $11.9 million in 1998 compared to 1997 primarily due to the opening of The Reserve and partially offset by improvements in this area at the Jackpot Properties and Ameristar Vicksburg. The Company's food and beverage expense-to-revenue ratio increased to 69.1% in 1998 compared to 64.5% in 1997. This increase is directly related to the startup operational inefficiencies experienced in 1998 at The Reserve.

     Rooms expenses increased by $2.7 million to $5.8 million in 1998 from $3.1 million in 1997. The increase was the result of seven months of operations of the new hotel in Vicksburg and almost 11 months of operations at The Reserve.

     Selling, general and administrative costs and expenses (including utilities and maintenance and business development costs) increased $23.6 million or 45.5% from 1997 to 1998. Most of the increase was a result of the opening of The Reserve and additional expenses associated with salaries, marketing and professional fees at the corporate level.

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

     The Company's average borrowing rate was 10.25% in 1998 compared to 9.9% in 1997. The borrowing rate increased due to the issuance of $100 million in Senior Subordinated Notes in mid-1997 and an increase in LIBOR (See "- Liquidity and Capital Resources").

     The Company's effective tax rate on income was 36.5% in 1997 and the tax benefit on losses was 33.4% in 1998 versus the Federal statutory rate of 35%. The differences from the statutory rates are due to the effects of certain expenses incurred by the Company which are not deductible for Federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flows from operations increased $11.2 million to $34.3 million for the year ended December 31, 1999, as compared to $23.1 million for the year ended December 31, 1998. The increase was due primarily to the increase in net income from improved operations at all of the Company's properties. The Company had unrestricted cash of approximately $15.5 million as of December 31, 1999 compared to $18.2 million at December 31, 1998, a decrease of $2.7 million. This decrease in cash was due primarily to net capital expenditures of $50.0 million exceeding proceeds from net borrowings and capital leases of $13.0 million and cash flow from operations of $34.3 million during the year. The Company's current assets decreased by approximately $2.2 million from December 31, 1998 to December 31, 1999. This was primarily the result of decreases in cash and income taxes receivable, partially offset by increases in accounts receivable and prepaid expenses. The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures primarily through bank debt and other debt financing.

     The Company's cash flows used for investing activities decreased $3.8 million to $50.0 million in 1999 from $53.9 million in 1998. In 1998, the Company made capital expenditures primarily on the completion of The Reserve and the hotel at Ameristar Vicksburg. In 1999, the Company made capital expenditures primarily for slot machines, the third deck of the riverboat and parking garage at
Ameristar Council Bluffs, and a new restaurant, casino expansion, additional parking and coffer dam repair at Ameristar Vicksburg. Cash flows from financing activities decreased $22.8 million from $35.9 million in 1998 to $13.1 million in 1999 as a result of a reduced amount of borrowings required to fund capital expenditure projects.

     Capital expenditures for the year ended December 31, 1999 were approximately $57.6 million, consisting of approximately $26.9 million at Ameristar Council Bluffs including adding a third deck onto the casino and erecting a 1,000 space parking garage, $16.6 million at Ameristar Vicksburg including expanding the casino, remodeling restaurants and other site improvements, $10.3 million at The Reserve, including remodeling certain dining and meeting room areas and the purchase of additional land and approximately $3.0 million for normal capital improvement and maintenance projects at the Jackpot Properties. The Company funded these capital expenditures primarily from net cash provided by operating activities and borrowings.

     The Company intends to make capital expenditures of at least approximately $17.0 million in 2000, including the completion of the parking garage at Ameristar Council Bluffs. Management believes that these capital expenditure requirements will be funded out of draws under the Revolving Credit Facility, cash on hand, operating cash flow and purchase money and lease financing related to the acquisition of furniture, fixtures and equipment (including gaming equipment).

     Management considers enhancement projects for each of the Company's properties on an ongoing basis. In doing so, management evaluates the operating performance of each property, the anticipated relative costs and benefits of the projects under consideration, the availability of cash flow and debt financing to fund capital expenditures and competitive and other relevant factors. Management is currently considering several additional capital expenditure projects at the Company's properties and expects to undertake additional property improvements in 2000.

     On July 15, 1997, the Company refinanced its long-term debt through a new $125 million revolving bank credit facility with Wells Fargo Bank, N.A. ("WFB") and a syndicate of banks (the "Revolving Credit Facility") and the sale of $100 million aggregate principal amount of 10-1/2% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes").

     The Revolving Credit Facility was entered into on July 8, 1997, pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and WFB as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include AC Hotel Corp., which owns the hotel at Ameristar Vicksburg, and a purchasing subsidiary. The Borrowers made an initial draw of $114.5 million under the Revolving Credit Facility on July 15, 1997, which was used to repay $94.5 million in borrowings outstanding under a prior bank credit facility and a $20.0 million short-term loan from WFB. The Senior Subordinated Notes were issued by Ameristar at par, and the net proceeds from the sale of the Senior Subordinated Notes were used to repay $82.4 million in borrowings and interest under the Revolving Credit Facility, $13.1 million in other indebtedness and $0.8 million in loan fees for the Revolving Credit Facility. Following the application of the net proceeds from the sale of the Senior Subordinated Notes, the Company made additional draws under the Revolving Credit Facility to fund a portion of the capital expenditures for the development of The Reserve and other capital expenditure projects. At December 31, 1999, the outstanding principal balance of the Revolving Credit Facility was $107.0 million.

     Following the completion of Phase I of The Reserve, the Revolving Credit Facility proceeds may be used only for working capital purposes of the Borrowers and funding ongoing capital expenditures for existing facilities.

     The  Borrowers  and  the lenders amended  the  Revolving  Credit
Facility effective June 30, 1998 and March 31, 1999. Under the amended Revolving Credit Facility, borrowings under the Revolving Credit Facility may not exceed 2.75 times the Borrowers' rolling four quarter EBITDA, and the Borrowers' total funded debt may not exceed the Borrowers' rolling four-quarter EBITDA multiplied by a factor as follows: 4.75 commencing December 31, 1999; 4.5 commencing March 31, 2000; and 4.0 commencing September 30, 2000. For purposes of the Revolving Credit Facility, the Borrowers' EBITDA is generally defined as net income before interest expense, income taxes, depreciation and amortization, preopening costs and certain extraordinary and non-cash items. As of December 31, 1999, the total funded debt of the Borrowers was 4.38 times the Borrowers' rolling four-quarter EBITDA. The maximum amount available under the Revolving Credit Facility reduces semi-annually commencing July 1, 1999 on a sliding scale (ranging from $2.5 million to $10.0 million in reductions) with a final reduction of $75.0 million at maturity on June 30, 2003. The maximum amount available under the Revolving Credit Facility as of December 31, 1999 was $120.0 million.

     The   Revolving  Credit  Facility,  as  amended,  requires   the
Borrowers to maintain a gross fixed charge coverage ratio (as defined) of at least 1.25 to 1.0 until September 30, 1999 and 1.50 to
1.0 thereafter. For purposes of these covenants, principal payments on the Gem Notes (as defined below) will be included only to the extent actually paid in the applicable period. As of December 31, 1999, the Company's fixed charge coverage ratio was 1.65. The Revolving Credit Facility prohibits Ameristar from making any dividend or other distribution on its capital stock during any period in which the Borrowers' rolling four-quarter ratio of total funded debt to EBITDA is greater than 2.0 to 1.0.

     The amended Revolving Credit Facility also limits the Borrower's aggregate capital expenditures in each year to an amount equal to 5% of their consolidated net revenue for the preceding year and prohibits the Borrowers from incurring any additional secured indebtedness without the approval of the lenders. However, the lenders under the Revolving Credit Facility have waived the maximum capital expenditure limitation under the Revolving Credit Facility specifically for certain projects at Ameristar Council Bluffs, Ameristar Vicksburg and The Reserve. The waiver permits fiscal 1999 and 2000 capital expenditure projects to exceed the 5% limit by approximately $43.3 million in total.

     The amended Revolving Credit Facility requires the Borrowers to maintain a tangible net worth of at least $50.0 million, plus 90% of net income (without any reduction for net losses) as of the end of each quarter beginning March 31, 1999 plus 90% of the net proceeds of certain future equity offerings. As of December 31, 1999, the Company's tangible net worth was $3.8 million more than required by this covenant.

     Under the terms of the Revolving Credit Facility, concurrent with each loan draw, the Borrowers may select the interest rate based on either the London Interbank Offering Rate ("LIBOR") or WFB's prime interest rate. The maximum number of outstanding draws at any time using LIBOR is five, with a minimum draw amount of $5.0 million per draw. A LIBOR draw can be for a one-, two-, three- or six-month term with interest accruing monthly and due at the end of the term, but in no event less frequently than quarterly. The interest rate is fixed throughout the term of a LIBOR-based draw and, as amended, ranges from LIBOR plus 1.5 percentage points to LIBOR plus 4.0 percentage points. On a prime interest rate draw, the interest rate is variable and, as amended, ranges from a minimum of prime plus 0.25 percentage points to a maximum of prime plus 2.75 percentage points with interest payable monthly in arrears. As of December 31, 1999, the Borrowers have taken LIBOR draws totaling $107.0 million with an average interest rate of approximately 9.94 percent per annum. The applicable margins for both LIBOR draws and prime interest rate draws adjust semiannually based on the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula.

     The Company has entered into an interest rate collar agreement with WFB to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's Revolving Credit Facility. Under the agreement, which covers $50.0 million of the borrowings on the Revolving Credit Facility, the Company has a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. In 1998, the Company paid approximately $49,000 in additional interest as a result of this agreement. The Company did not incur any additional interest in connection with this agreement in 1999. The agreement terminates on June 30, 2003 to coincide with the maturity of the Revolving Credit Facility.

     The Revolving Credit Facility is secured by liens on substantially all of the real and personal property of the Borrowers. The Revolving Credit Facility prohibits any future secondary liens on these properties without the prior written approval of the lenders. Certain changes in control of Ameristar may constitute a default under the Revolving Credit Facility. The Revolving Credit Facility binds the Borrowers to a number of additional affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. As of December 31, 1999, the Company was in compliance with these covenants, as amended.

     The Senior Subordinated Notes were issued under an Indenture dated July 15, 1997 (the "Indenture"). In addition to Ameristar and the trustee, all of Ameristar's subsidiaries other than Ameristar Casino St. Louis, Inc. (the "Guarantors") are parties to the Indenture for the purpose of guaranteeing (the "Guarantees") payments on the Senior Subordinated Notes.

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

     The Company constructed a 150-room hotel at Ameristar Vicksburg, which cost approximately $10.3 million, including capitalized construction period interest and preopening costs. The Company has obtained a nonrecourse loan facility for $7.5 million with a private lender for the purpose of funding a portion of the construction costs, with the balance provided out of operating cash flow. The loan was to originally mature on July 1, 1998 but was amended to mature on June 30, 2000 and requires periodic interest payments at the rate of 15% per annum. The Company is required to pay a non-usage fee at the rate of 3% per annum on the undrawn loan balance, and draws are subject to the satisfaction of various conditions typically applicable to construction loans. As of December 31, 1999, the outstanding balance on the loan was approximately $7.5 million. The Company is currently seeking another lender to refinance this loan facility.

     On June 20, 1997, as part of the consideration for the acquisition of The Reserve, Ameristar issued unsecured subordinated promissory notes to the former stockholders of Gem Gaming, Inc., the original developer of The Reserve, in an aggregate principal amount of $28.7 million (the "Gem Notes"). The per annum interest rate on the Gem Notes is 8%, subject to increases up to a maximum of 18% per annum, following one or more failures to make payments under the Gem Notes by scheduled dates. Any interest not paid when scheduled will thereafter accrue interest as principal. The Gem Notes require annual principal reduction payments ranging from $2.0 million to $3.0 million commencing in November 1998. The Gem Notes mature on December 31, 2004 and may be prepaid in whole or in part without penalty at any time. The Gem Notes are not subject to acceleration or other collection efforts upon failure to make a scheduled payment prior to maturity, and the only remedy for such a failure to make a scheduled payment is an increase in interest rate as described above. The Gem Notes are subordinate to the Revolving Credit Facility, the Senior Subordinated Notes and other long-term indebtedness of Ameristar specified by Ameristar up to a maximum of $250 million.

     At December 31, 1999, the Company had other indebtedness, including obligations under capitalized leases, in an aggregate principal amount of $15.8 million.

     Because the amount of borrowings permitted to be drawn at any time under the Revolving Credit Facility is determined in part by the Company's rolling four-quarter EBITDA (as defined), the Company's anticipated borrowings under the Revolving Credit Facility to fund a portion of any capital expenditure project will be dependent upon the level of the Company's aggregate operating cash flow. At the present time, the Company does not anticipate undertaking capital expenditure projects during 2000 that could not be funded out of amounts anticipated to be available through internally generated cash flow and the Company's borrowing capacity under the Revolving Credit Facility.

     On October 28, 1999, Ameristar Casino St. Louis, Inc., a newly formed wholly owned subsidiary of ACI, filed an application with the Missouri Gaming Commission seeking a gaming license for a site along the Mississippi River in Lemay, Missouri, a community in South St. Louis County. If awarded the license, the Company's current plans call for it to spend approximately $150 million to construct the first phase of the new casino property. The Company has recently obtained a commitment to refinance its Revolving Credit Facility, increasing its available borrowing capacity to $265.0 million to fund a substantial portion of the development costs for this project. The balance of the financing for this project will be provided primarily by operating cash flow.

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

YEAR 2000

     In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the "Year 2000 issue." If this situation were to occur, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

       Prior to the rollover to the Year 2000, the Company evaluated all of its computer systems, including its front- and back-of-the-house computer operations, its back-of-the-house accounting systems and its financial software programs, and upgraded these systems as necessary to ensure that, according to the applicable vendors, all of the Company's computer systems were Year 2000 compliant. The Company also made appropriate inquiries of third parties with whom the Company does significant business, such as vendors and suppliers, as to their Year 2000 readiness.

     To date, the Company has not experienced any significant Year 2000 problems with its mission-critical systems, including those relating to providing service to its guests and monitoring operations, or those of any third parties on which the Company depends. Although the Company has not experienced any significant year 2000 problems to date, it is still possible for Year 2000-related problems to occur and management therefore plans to continue to monitor the situation closely. Although it is difficult to calculate the costs the Company incurred in connection with the Year 2000 issue, management believes that these costs have not been and are not expected to be material to the Company's financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES
          ABOUT MARKET RISK

     Except for the Revolving Credit Facility, under which $107.0 million was outstanding at December 31, 1999, and certain other long-term debt outstanding at December 31, 1999 in the aggregate amount of $6.8 million (collectively, the "Variable Rate Debt"), all of the Company's other long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to the WFB prime interest rate or LIBOR in effect from time to time, in each case plus an applicable margin determined by the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula. At December 31, 1999, the average interest rate applicable to the Variable Rate Debt was 9.84%. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at December 31, 1999, would increase the Company's annual interest costs by approximately $1.1 million. The Company has entered into an interest rate collar agreement with WFB to manage the effects of fluctuations in the interest rate applicable to up to $50.0 million in LIBOR draws under the Revolving Credit Facility.

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

                               PART IV

ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT  SCHEDULES
          AND REPORTS ON FORM 8-K

The following are filed as part of this Report:

  (a)1.     Financial Statements

          Report of Independent Public Accountants.
          Consolidated  Balance Sheets as of December  31,  1998
             and 1999.
          Consolidated  Statements of Operations for  the  years
             ended December 31, 1997, 1998 and 1999.
          Consolidated  Statements of Stockholders'  Equity  for
             the years ended December 31, 1997, 1998 and 1999.
          Consolidated  Statements of Cash Flows for  the  years
             ended December 31, 1997, 1998 and 1999.
          Notes to Consolidated Financial Statements.

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


EXHIBI
  T       DESCRIPTION OF EXHIBIT           METHOD OF FILING
NUMBER

 3.1   Articles of Incorporation of   Incorporated by reference
       Ameristar Casinos, Inc.        to Exhibit 3.1 to
       ("ACI").                       Registration Statement on
                                      Form S-1 filed by ACI
                                      under the Securities Act
                                      of 1933, as amended (File
                                      No. 33-68936) (the "Form S-
                                      1").

 3.2   Bylaws of ACI.                 Incorporated by reference
                                      to Exhibit 3.2 to ACI's
                                      Annual Report on Form 10-K
                                      for the year ended
                                      December 31, 1995 (the
                                      "1995 10-K").

 4.1   Specimen Common Stock          Incorporated by reference
       Certificate                    to Exhibit 4 to Amendment
                                      No. 2 to the Form S-1.

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

4.2(b) First Amendment to Credit      Incorporated by reference
       Agreement, dated as of         to Exhibit 4.2(b) to ACI's
       September 9, 1998, among ACI,  Annual Report on Form 10-K
       CPI, ACVI, ACCBI, ACLVI, the   for the year ended
       lenders named therein and      December 31, 1998 (the
       WFB, as Swingline Lender and   "1998 10-K").
       Agent Bank.

4.2(c) Interest Rate Collar           Incorporated by reference
       Agreement, dated August 10,    to Exhibit 4.2(b) to the
       1998, between ACI and WFB.     1998 10-K.

4.3(a) Indenture, dated as of July    Incorporated by reference
       15, 1997, among ACI, ACLVI,    to Exhibit 4.2 to the July
       ACVI, A.C. Food Services,      1997 8-K.
       Inc. ("ACFSI"), AC Hotel
       Corp. ("ACHC"), ACCBI and
       First Trust National
       Association, including the
       forms of Notes and Subsidiary
       Guarantees issued thereunder.

4.3(b) Supplemental Indenture, dated  Incorporated by reference as of October 24, 1997, among  to Exhibit 4.1(c) to
       ACI, CPI, ACLVI, ACVI, ACFSI,  Amendment No. 1 to
       ACHC, ACCBI and First Trust    Registration Statement on
       National Association.          Form S-4 filed by ACI,
                                      CPI, ACVI, ACCBI, ACLVI,
                                      ACFSI and ACHC under the
                                      Securities Act of 1933, as
                                      amended (File No. 333-
                                      34381) (the "Form S-4").

 4.4   Other Long-Term Debt.          See Exhibits 10.9(e)-(j)
       See Exhibits 10.9(e)-(j) and   and 99.1.
       99.1.

*10.1  Employment Agreement, dated    Incorporated by reference
  (a)  November 15, 1993, between     to Exhibit 10.1(a) to
       ACI and Thomas M. Steinbauer.  ACI's Annual Report on
                                      Form 10-K for the year
                                      ended December 31, 1994
                                      (the "1994 10-K").

*10.1  Employment Agreement, dated    Incorporated by reference
  (b)  as of August 23, 1999,         to Exhibit 10.1 to ACI's
       between Ameristar Casinos,     Quarterly Report on Form
       Inc. and Gordon R. Kanofsky    10-Q for the quarter ended
                                      September 30, 1999.

*10.2  Ameristar Casinos, Inc. 1993   Incorporated by reference
       Non-Employee Director Stock    to Exhibit 10.2 to ACI's
       Option Plan, as amended and    Quarterly Report on Form
       restated.                      10-Q for the quarter ended
                                      June 30, 1994.

*10.3  Ameristar Casinos, Inc.        Incorporated by reference
       Management Stock Option        to Exhibit 10.3 to ACI's
       Incentive Plan, as amended     Quarterly Report on Form
       and restated.                  10-Q for the quarter ended
                                      September 30, 1996.

*10.4  1999 Stock Incentive Plan of   Incorporated by reference
       Ameristar Casinos, Inc.        to Exhibit 10.6 to ACI's
                                      Quarterly Report on Form
                                      10-Q for the quarter ended
                                      June 30, 1999.

*10.5  Form of Indemnification        Incorporated by reference
       Agreement between ACI and      to Exhibit 10.33 to
       each of its directors and      Amendment No. 2 to the
       officers.                      Form S-1.

*10.6  Housing Agreement, dated       Incorporated by reference
       November 15, 1993 between CPI  to Exhibit 10.17 to the
       and Craig H. Neilsen.          1994 10-K.

 10.7  Plan of Reorganization, dated  Incorporated by reference
       November 15, 1993, between     to Exhibit 2.1 to the 1994
       ACI and Craig H. Neilsen in    10-K.
       his individual capacity and
       as trustee of the
       testamentary trust created
       under the last will and
       testament of Ray Neilsen
       dated October 9, 1963.

 10.8  Excursion Boat Sponsorship     Incorporated by reference
       and Operations Agreement,      to Exhibit 10.15 to the
       dated September 15, 1994,      1995 10-K.
       between Iowa West Racing
       Association and ACCBI.

10.9   Merger Agreement, dated as of  Incorporated by reference
 (a)   May 31, 1996, among Gem        to Exhibits 10.1 and 99.1
       Gaming, Inc. ("Gem"), ACI,     to ACI's Quarterly Report
       ACLVI, Steven W. Rebeil        on Form 10-Q for the
       ("Rebeil") and Dominic J.      quarter ended June 30,
       Magliarditi ("Magliarditi"),   1996 (the "June 1996 10-
       together with a list           Q").
       describing omitted schedules
       and exhibits thereto.

10.9   First Amendment to Merger      Incorporated by reference
 (b)   Agreement, dated July 2,       to Exhibit 10.5 to the
       1996, among Gem, ACI, ACLVI,   June 1996 10-Q.
       Rebeil and Magliarditi.

10.9   Second Amendment to Merger     Incorporated by reference
 (c)   Agreement, dated as of         to Exhibits 10.1 and 99.1
       September 27, 1996, among      to the Current Report on
       Gem, ACI, ACLVI, Rebeil and    Form 8-K of ACI filed on
       Magliarditi, together with a   October 24, 1996.
       list describing omitted
       schedules and exhibits
       thereto.

10.9   Settlement Agreement, dated    Incorporated by reference
 (d)   as of May 3, 1997, among ACI,  to Exhibit 10.1 to ACI's
       ACLVI, Rebeil, Magliarditi,    Quarterly Report on Form
       Gem Air, Inc. and NVAGAIR.     10-Q for the quarter ended
                                      March 31, 1997.

10.9   Promissory Note, dated as of   Incorporated by reference
 (e)   June 1, 1997, made by ACI      to Exhibit 10.8(k) to the
       payable to the order of        Form S-4.
       Rebeil in the original
       principal amount of
       $13,232,146.

10.9   Promissory Note, dated as of   Incorporated by reference
 (f)   June 1, 1997, made by ACI      to Exhibit 10.8(k) to the
       payable to the order of        Form S-4.
       Magliarditi in the original
       principal amount of $417,854.

10.9   Non-Negotiable     Promissory  Filed electronically
 (g)   Note,  dated  as of  November  herewith.
       11, 1999, made by ACI payable
       to    Magliarditi   in    the
       original principal amount  of
       $179,080.

10.9   Non-Negotiable Promissory      Filed electronically
 (h)   Note, dated as of November     herewith.
       11, 1999, made by ACI payable
       to Magliarditi in the
       original principal amount of
       $280,100.

10.9   Non-Negotiable Promissory      Filed electronically
 (i)   Note, dated as of November     herewith.
       11, 1999, made by ACI payable
       to Rebeil in the original
       principal amount of
       $5,670,920.

10.9   Non-Negotiable Promissory      Filed electronically
 (j)   Note,  dated  as of  November  herewith.
       11, 1999, made by ACI payable
       to  Rebeil  in  the  original
       principal amount of $8,869,900.

10.10  Lease, dated December 11,      Incorporated by reference
  (a)   1992, between Martha Ker       to Exhibit 10.4 to the
       Brady Lum et. al. And ACVI as  Form S-4.
       the assignee of Craig H.
       Neilsen.

10.10  First Amendment to Lease       Incorporated by reference
  (b)  Agreement, dated June 1,       to Exhibit 10.4(b) to the
       1995, between Lawrence O.      1995 10-K.
       Branyan, Jr., as trustee of
       the Brady-Lum Family Trust
       dated May 15, 1993 and ACVI.

10.11  Settlement, Use and            Incorporated by reference
       Management Agreement and DNR   to Exhibits 10.12 and 99.1
       Permit, dated May 15, 1995,    to ACI's Annual Report on
       between the State of Iowa      Form 10-K for the year
       acting through the Iowa        ended December 31, 1996.
       Department of Natural
       Resources and ACCBI as the
       assignee of Koch Fuels, Inc.

10.12**Asset Purchase and Sale        Filed electronically
       Agreement, dated as of         herewith.
       February 15, 2000, between
       Futuresouth, Inc., Southboat
       Lemay, Inc., Southboat
       Limited Partnership and
       Ameristar Casino St. Louis,
       Inc.

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

** Portions of this Exhibit have been deleted pursuant to the Company's request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act.

     (B)  REPORTS ON FORM 8-K

None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERISTAR CASINOS, INC.
                          (Registrant)

March 29, 2000           By:       /s/ Craig H. Neilsen
                                   Craig H. Neilsen
                                   President, Chairman of the
                                   Board and CEO

     Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE               NAME AND TITLE                  DATE


                           Craig H. Neilsen,
/s/ Craig H. Neilsen       President, Chairman of         March 29, 2000
                           the Board and CEO
                           (principal executive
                           officer)

                           Thomas M. Steinbauer,
                           Senior Vice President of
/s/ Thomas M. Steinbauer   Finance and                    March 29, 2000
                           Administration (principal
                           financial officer and
                           principal accounting
                           officer) and Director



/s/ Paul I. Corddry        Paul I. Corddry, Director      March 29, 2000



/s/ Larry A. Hodges        Larry A. Hodges, Director      March 29, 2000



/s/ Warren E. McCain       Warren E. McCain, Director     March 29, 2000








     On this 29th of March, 2000, Craig H. Neilsen directed Chris Hinton, in his presence as well as our own, to sign the foregoing document as "Craig H. Neilsen." Upon viewing the signatures as signed by Chris Hinton and in our presence, Craig H. Neilsen declared to us that he adopted them as his own signatures.

                                   /s/Karen Ahmad
                                   Witness


                                   /s/Susan Viccairelli
                                   Witness

STATE OF NEVADA          )
                         ):ss.
COUNTY OF CLARK          )

     I, Margene M. Otten, Notary Public in and for said county and state, do hereby certify that Craig H. Neilsen personally appeared before me and is known or identified to me to be the President and Chief Executive Officer of Ameristar Casinos, Inc., the corporation that executed the within instrument or the person who executed the instrument on behalf of said corporation. Craig
H. Neilsen, who being unable due to physical incapacity to sign his name or offer his mark, did direct Chris Hinton, in his presence, as well as my own, to sign his name to the foregoing document. Craig H. Neilsen, after viewing his name as signed by Chris Hinton, thereupon adopted the signatures as his own by acknowledging to me his intention to so adopt them as if he had personally executed the same both in his individual capacity and on behalf of said corporation, and further acknowledged to me that such corporation executed the same.

     IN WITNESS WHEREOF, I have hereunto set my hand and official seal this 29th day of March, 2000.

                                   /s/Margene M. Otten
                                    Notary Public

My Commission Expires:   July 23, 2002

Residing at:             Las Vegas, NV













REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Ameristar Casinos, Inc.:


We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameristar Casinos, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 of the notes to the consolidated financial statements, effective January 1, 1999, Ameristar Casinos, Inc. changed its method of accounting for start-up activities in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."


ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 18, 2000
(except with respect to the matter discussed in Note 12, as to which the date is March 1, 2000)

                     AMERISTAR CASINOS, INC.
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS
                     (Amounts in Thousands)

                                                        December 31,
                                                      1998       1999
CURRENT ASSETS:
  Cash and cash equivalents                         $18,209    $15,531
  Restricted cash                                       118        142
  Accounts receivable, net                            1,490      2,080
  Income tax refund receivable                        2,815      1,450
  Inventories                                         3,037      3,268
  Prepaid expenses                                    4,569      5,162
  Deferred income taxes                               3,906      3,717

    Total current assets                             34,144     31,350

PROPERTY AND EQUIPMENT, at cost:
  Buildings and improvements                        260,720    284,518
  Building under capitalized
   lease                                                800        800
  Furniture, fixtures and
   equipment                                         91,325    100,615
  Furniture, fixtures and equipment
   under capitalized leases                           3,907      4,060
                                                    356,752    389,993
    Less: Accumulated depreciation and
      amortization                                   92,708    108,949
                                                    264,044    281,044
  Land                                               26,485     27,949
  Land under capitalized leases                       4,865      4,865
  Construction in progress                            2,426     14,759

                                                    297,820    328,617

EXCESS OF PURCHASE PRICE OVER FAIR
 MARKET VALUE OF NET ASSETS ACQUIRED                 15,046     14,651

DEPOSITS AND OTHER ASSETS                             4,763      4,027

                                                   $351,773   $378,645

The accompanying notes are an integral part of these consolidated balance sheets.

                     AMERISTAR CASINOS, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (CONTINUED)

              LIABILITIES AND STOCKHOLDERS' EQUITY
            (Amounts in Thousands, Except Share Data)

                                                        December 31,
                                                      1998       1999
CURRENT LIABILITIES:
  Accounts payable                                  $ 6,339    $ 9,204
  Construction contracts payable                        897      6,341
  Accrued liabilities                                26,395     29,539
  Current obligations under
   capitalized leases                                 2,398      2,413
  Current maturities of notes payable
   and long-term debt                                 9,924     10,615

    Total current liabilities                        45,953     58,112

OBLIGATIONS UNDER CAPITALIZED LEASES,
 net of current maturities                           13,196     11,037

NOTES PAYABLE AND LONG-TERM DEBT,
 net of current maturities                          217,203    231,853

DEFERRED INCOME TAXES                                  7,497     9,474

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par
   value:  Authorized -
   30,000,000 shares; Issued -
   None                                                   -         -
  Common stock, $.01 par value:
   Authorized - 30,000,000 shares;
   Issued and outstanding -
   20,360,000 shares at December 31,
   1998 and 20,375,264 shares at
   December 31, 1999                                     204       204
  Additional paid-in capital                          43,043    43,083
  Retained earnings                                   24,677    24,882

                                                      67,924    68,169

                                                    $351,773  $378,645

The accompanying notes are an integral part of these consolidated balance sheets.

                     AMERISTAR CASINOS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts in Thousands, Except Per Share Data)

                                          Years ended December 31,
                                        1997        1998        1999
REVENUES:
  Casino                              $173,077    $216,319     $247,416
  Food and beverage                     30,672      45,853       49,142
  Rooms                                  9,685      14,201       17,257
  Other                                  8,275      10,401       11,089
                                       221,709     286,774      324,904
  Less: Promotional
   allowances                           15,530      22,092       24,618
    Net revenues                       206,179     264,682      300,286

OPERATING EXPENSES:
  Casino                                78,733     103,387      114,357
  Food and beverage                     19,784      31,698       33,207
  Rooms                                  3,130       5,809        6,372
  Other                                  7,546      10,044       10,203
  Selling, general and
   administrative                       51,958      75,604       86,142
  Depreciation and
   amortization                         16,358      24,191       24,460
  Abandonment loss                         646          -            -
  Preopening costs                          -       10,611           -
    Total operating expenses           178,155     261,344       274,741

    Income from operations              28,024       3,338        25,545

OTHER INCOME (EXPENSE):
  Interest income                          445         296           300
  Interest expense                     (12,107)    (22,699)      (24,449)
  Other                                    (35)        (13)         (851)

INCOME (LOSS) BEFORE INCOME
 TAX PROVISION (BENEFIT)                16,327     (19,078)          545
  Income tax provision
   (benefit)                             5,959      (6,363)          340

INCOME (LOSS) BEFORE
 EXTRAORDINARY LOSS                     10,368     (12,715)          205

EXTRAORDINARY LOSS ON EARLY
 RETIREMENT OF DEBT, net of
 income tax benefit of $387, $0
 and $0, respectively                     (673)         -             -

NET INCOME (LOSS)                      $ 9,695    $(12,715)      $   205

                     AMERISTAR CASINOS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (CONTINUED)
          (Amounts in Thousands, Except Per Share Data)


                                            Years ended December 31,
                                           1997       1998       1999
EARNINGS (LOSS) PER
 SHARE:
  Income (loss) before
   extraordinary loss
   Basic and diluted                      $ 0.51     $(0.62)    $  0.01
  Net income (loss)
   Basic and diluted                      $ 0.48     $(0.62)    $  0.01

WEIGHTED AVERAGE
 SHARES OUTSTANDING                       20,360     20,360      20,362
























The accompanying notes are an integral part of these consolidated financial statements.

                     AMERISTAR CASINOS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         (Amounts in Thousands, Except Number of Shares)


                             Capital Stock    Additional
                           No. of              Paid-In    Retained
                           Shares    Balance   Capital    Earnings   Total

Balance,
 December 31, 1996       20,360,000  $   204   $43,043    $27,697    $70,944

  Net income                     -        -         -       9,695      9,695

Balance,
 December 31, 1997       20,360,000      204    43,043     37,392     80,639

  Net loss                       -        -         -     (12,715)   (12,715)

Balance,
 December 31, 1998       20,360,000      204    43,043     24,677     67,924

  Net income                     -        -         -         205        205

  Issuance of shares
   upon exercise of
   stock options             15,264       -         40         -          40

Balance,
 December 31, 1999       20,375,264  $   204   $43,083    $24,882    $68,169

















The accompanying notes are an integral part of these consolidated financial statements.


                     AMERISTAR CASINOS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in Thousands)


                                            Years ended December 31,
                                           1997        1998       1999
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net income (loss)                       $9,695    $(12,715)    $  205

  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities:
    Depreciation and
      amortization                        16,358      24,191     24,460
    Change in deferred income
      taxes                                2,964      (3,898)     2,166
    Net loss on disposition
      of assets                              505          11        852
    Amortization of debt
      issuance costs                         424         661        668
    Preopening costs                          -       10,611         -
    Extraordinary loss on
      early retirement of debt             1,060          -          -
    Changes in current assets
      and liabilities:
       Restricted cash                       265          34        (24)
       Accounts receivable, net             (643)        561       (590)
       Income taxes, net                  (2,152)       (712)     1,365
       Inventories                            85      (1,314)      (231)
       Prepaid expenses                     (374)       (669)      (593)
       Accounts payable                   (2,531)      1,552      2,865
       Accrued liabilities                 7,985       4,810      3,144

  Total adjustments                       23,946      35,838     34,082

Net cash provided by operating
 activities                               33,641      23,123     34,287

CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Capital expenditures                   (72,932)    (32,312)   (57,590)
  Increase (decrease) in
   construction contracts
   payable                                14,055     (18,478)     5,444
  Proceeds from sale of assets               126          -       2,029
  Decrease (increase) in
   deposits and other assets              (4,666)     (3,073)        69

Net cash used in investing
 activities                              (63,417)    (53,863)   (50,048)

                     AMERISTAR CASINOS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (CONTINUED)
                     (Amounts in Thousands)


                                            Years ended December 31,
                                            1997         1998        1999
CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Proceeds from issuance of
   long-term debt                         $150,786     $42,606     $19,047
  Debt issuance costs                       (4,439)         -           -
  Minority interest income                     (16)         -           -
  Principal payments of long-
   term debt and capitalized
   leases                                 (114,248)     (6,688)     (6,004)
  Proceeds from exercise of
   stock options                                -           -           40

Net cash provided by financing
 activities                                 32,083      35,918      13,083

NET INCREASE (DECREASE) IN
 CASH
 AND CASH EQUIVALENTS                        2,307       5,178      (2,678)

CASH AND CASH EQUIVALENTS --
 BEGINNING OF YEAR                          10,724      13,031      18,209

CASH AND CASH EQUIVALENTS --
 END OF YEAR                               $13,031     $18,209     $15,531














The accompanying notes are an integral part of these consolidated financial statements.


                     AMERISTAR CASINOS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

     The consolidated financial statements of Ameristar Casinos, Inc. ("ACI" or the "Company"), a Nevada corporation, include the accounts of the Company and its wholly-owned subsidiaries, Cactus Petes, Inc. ("CPI"), Ameristar Casino Vicksburg, Inc. ("ACVI"), Ameristar Casino Council Bluffs, Inc. ("ACCBI") and Ameristar Casino Las Vegas, Inc. ("ACLVI"). ACI also operates A.C. Food Services, Inc., a purchasing subsidiary. ACVI has a wholly owned subsidiary, AC Hotel Corp., created for the purpose of constructing and operating a hotel in Vicksburg, Mississippi. The Company has also formed Ameristar Casino St. Louis, Inc., a Missouri corporation and a wholly owned subsidiary ("ACSLI"), for the purpose of potentially developing a new casino in the South St. Louis County, Missouri area.

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

  Accounts receivable

     Gaming receivables are included as part of the Company's accounts receivable balance. An allowance of $304,000 and $731,000 at December 31, 1998 and 1999, respectively, has been applied to reduce receivables to amounts anticipated to be collected.

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

  Depreciation and capitalization

     Property and equipment is recorded at cost, including interest charged on funds borrowed to finance construction. Interest of $4,654,000, $1,434,000 and $561,000 was capitalized for the years ended December 31, 1997, 1998 and 1999, respectively. Depreciation is provided on both the straight-line and accelerated methods in amounts sufficient to relate the cost of depreciable assets to operations. Amortization of building and furniture, fixtures and equipment under capitalized leases is provided over the shorter of the estimated useful life of the asset or the term of the associated lease (including lease renewal or purchase options the Company expects to exercise). Depreciation and amortization is provided over the following estimated useful lives:

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

  Excess of purchase price over fair market value of net assets acquired

     The excess of purchase price over fair market value of net assets acquired resulting from the Gem Gaming merger (see note
10) is being amortized over its estimated useful life of 39 years using the straight line method.

  Dividends

     The Company intends to retain future earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

  Gaming revenues and promotional allowances

     In accordance with industry practice, the Company recognizes as gaming revenues the net win from gaming activities, which is the difference between gaming wins and losses. Gross revenues include the retail value of complimentary food, beverage and lodging services furnished to customers. The retail value of these promotional allowances is deducted to compute net revenues. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following:
                                       Years ended December 31,
                                       1997         1998       1999
                                        (Amounts in Thousands)

     Food and beverage                $12,283     $20,399    $20,189
     Room                                 708       1,024      1,336
     Other                                644         958      1,382
                                      $13,635     $22,381    $22,907
  Advertising

     The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $5,453,000, $9,966,000, and $10,690,000 for the years ended
December 31, 1997, 1998 and 1999, respectively.

  Business development expenses

     Business development expenses are general costs incurred in connection with identifying, evaluating and pursuing opportunities to expand into existing or emerging gaming jurisdictions. Such costs include, among others, legal fees, land option payments and fees for applications filed with regulatory agencies and are expensed as incurred.

  Preopening costs

     Preopening costs primarily represent direct personnel and other operating costs incurred prior to the opening of new facilities. The Company changed its method for accounting for preopening costs effective January 1, 1999 in accordance with the provisions of American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities." Prior to 1999, the Company capitalized preopening costs and expensed such costs upon the commencement of operations. The adoption of SOP 98-5 did not have a material impact on the Company's operations in 1999 since the Company was not developing any new facilities.

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

  Earnings Per Share

     In 1997, the Company adopted SFAS No. 128 - Earnings Per Share. SFAS 128 replaces previously reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options. Basic and diluted earnings per share are equal for the years ended December 31, 1997 and 1998 as the outstanding stock options were antidilutive. Basic and diluted earnings per share are equal in 1999 because the dilution was not significant enough to reduce basic earnings per share as reported.

  Reclassifications

     Certain reclassifications, having no effect on net income, have been made to the prior periods' consolidated financial statements to conform with the current year presentation.






NOTE 2 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                              December 31,
                                            1998       1999
                                        (Amounts in Thousands)

          Compensation and  related
           benefits                       $ 7,164     $8,059
          Taxes    other    than
           income taxes                     5,649      5,822
          Progressive slot machine
           jackpots                         1,753      1,436
          Interest                          6,013      6,320
          Deposits   and   other
           accruals                         5,816      7,902
                                          $26,395    $29,539


     NOTE 3 - FEDERAL INCOME TAXES

     The components of the income tax provision are as follows:

                                              Years ended December 31,
                                          1997         1998          1999
                                              (Amounts in Thousands)

     Current                            $2,371      $(5,312)      $(1,250)
     Deferred                            3,588       (1,051)        1,540
       Provision (benefit) on income
       before extraordinary item         5,959       (6,363)          340
     Tax benefit of extraordinary item    (387)          -             -
                                        $5,572      $(6,363)      $   340

     The reconciliation of income tax at the Federal statutory rates to income tax expense is as follows:

                                          Years ended December 31,
                                         1997      1998       1999

      Federal statutory rate             35.0%    (34.0)%     34.0%
      Nondeductible political and
       lobbying costs                     0.3       0.2       11.0
      Nondeductible meals and
       entertainment                      0.3       0.1       4.2
      Other nondeductible expenses        0.9       0.3      13.2
                                         36.5%    (33.4)%    62.4%

     Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability consisted of the following:

                                              December 31,
                                            1998       1999
                                        (Amounts in Thousands)
     Deferred tax assets:
       Preopening costs                   $ 4,290    $ 3,019
       Accrued book expenses not
        currently  deductible               2,769      2,757
       Alternative minimum tax credit 1     4,716      2,882
       Project development costs            1,118        841
       Net operating loss carry forward 2   3,745     10,433
       Other                                  519        615
          Total deferred tax assets        17,157     20,547
     Deferred tax liabilities:
       Tax depreciation in excess of
        book depreciation                 (18,482)   (22,697)
       Book capitalized interest in
        excess  of  tax                      (451)      (444)
       Other                               (1,814)    (3,163)
          Total deferred tax liabilities  (20,747)   (26,304)
     Net deferred tax liability           $(3,590)   $(5,757)
     _____________
       1 The  excess  of  the  alternative  minimum  tax
         over  regular  Federal income  tax  is  a  tax
         credit    which   can   be   carried   forward
         indefinitely  to reduce future Federal  income
         tax liabilities.
       2 The  Company  has  available  at  December  31,
         1999, $30,686,000 of an unused operating  loss
         carryforward  that  may  be  applied   against
         future   taxable   income.   Of   the    total
         $11,016,000  of  the  unused  operating   loss
         carryforward will expire in the year 2018 and $19,670,000 will expire in the year 2019.


NOTE 4 - SUPPLEMENTAL CASH FLOW DISCLOSURES

     The  Company made cash payments for interest, net of amounts
capitalized, of   $8,223,000, $22,515,000 and $23,474,000 for the
years ended December 31, 1997, 1998, and 1999, respectively.

     The  Company made cash payments for Federal income taxes  of
$4,760,000,    $350,000,  and  $200,000  for  the   years   ended
December 31, 1997, 1998 and 1999, respectively.

     The Company acquired assets through capitalized leases of $2,998,000, $7,180,000, and $153,000 during the years ended
December 31, 1997, 1998 and 1999, respectively.

     The  Company acquired assets through the issuance  of  notes
payable  of   $704,000,  $0,  and  $0  during  the  years   ended
December 31, 1997, 1998 and 1999, respectively.

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

     Adjustments to the excess of purchase price over fair market value of net assets acquired as of December 31, 1997 due to the Gem Settlement Agreement (see Note 10) are as follows (amounts in thousands):

            Reduction in value of Gem
               Notes                                $(2,725)
            Deferred taxes on land
               purchase                              (1,784)
            Dissolution of NVAGAIR
               subsidiary                               418
            Return of aviation asset                    271
            Miscellaneous receivables                   185
            Total change in excess
               purchase price                       $(3,635)


NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of the following:

                                              December 31,
                                            1998       1999
                                        (Amounts in Thousands)

  Revolving  Credit  Facility   (see
   below)                                 $90,000    $107,000

  10.5  percent  Senior Subordinated
   Notes,   interest  only   payable
   semiannually,    principal    due
   August 1, 2004                         100,000     100,000

  Notes  payable  issued  to  former
   stockholders of Gem Gaming,  Inc.
   with   interest  at  8   percent,
   interest     payable    quarterly
   beginning   July   1997   through
   October  1998  and  then  monthly
   thereafter,  periodic   principal
   payments beginning November 1998,
   due  December 31, 2004  (See Note
   10)                                     26,650      25,650

  Note   payable  to  lender,   with
   interest  at 15 percent,  secured
   by  a  deed of trust on the hotel
   at   ACVI,  interest  payable  in
   periodic payments, principal  due
   June 30, 2000.                           7,453       7,453

  Mortgages payable to United States
   Department  of Agriculture  Rural
   Economic       and      Community
   Development    Services    Multi-
   Housing   Program  with  variable
   interest   (effective   rate   of
   approximately 4.2 percent and 4.0
   percent   for  the  years   ended
   December   31,  1998  and   1999,
   respectively), collateralized  by
   a  first deed of trust on certain
   apartment units and land, due  in
   variable monthly payments of  not
   less   than   $4,725,   including
   interest,  through November  2016
   and October 2033.                        1,292       1,248

  Note payable to financing company,
   with  interest at 10.75  percent,
   collateralized     by     certain
   equipment,    due   in    monthly
   principal  and interest  payments
   of $53,177 through June 2000.              877         309

  Other                                       855         808

                                          227,127     242,468

  Less: Current maturities                  9,924      10,615

                                        $ 217,203    $231,853

     On July 5, 1995, the Company, as borrower, and its principal operating subsidiaries, as guarantors, entered into a Revolving
Credit Facility (the "1995 Revolving Credit Facility") with Wells
Fargo Bank, N.A. ("WFB") and a syndicate of banks.

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

     As of December 31, 1999, the Company had drawn $107.0 million on the Revolving Credit Facility. These borrowings were used to repay the 1995 Revolving Credit Facility, to fund the development of The Reserve and to fund certain other capital expenditures. The proceeds from the Senior Subordinated Notes offering were used to repay a portion of the Revolving Credit Facility and fees to Revolving Credit Facility lenders.

     Originally, the Company could not borrow under the Revolving Credit Facility in excess of 3.25 times its rolling four-quarter EBITDA (earnings before interest, taxes, depreciation and amortization). The Company was also limited to borrowing no more than 5.0 times EBITDA in total debt as adjusted per the Revolving Credit Facility.

     The Company and the lenders amended the Revolving Credit Facility effective June 30, 1998 and March 31, 1999. Under the amended Revolving Credit Facility, borrowings under the Revolving Credit Facility may not exceed 2.75 times the Company's rolling four-quarter EBITDA (earnings before interest, taxes, depreciation and amortization), and the Company's total funded debt may not exceed the Company's rolling four-quarter EBITDA multiplied by a factor as follows: 5.25 commencing June 30, 1998;
5.5 commencing September 30, 1998; 5.25 commencing June 30, 1999;
4.75 commencing December 31, 1999; 4.5 commencing March 31, 2000; and 4.0 commencing September 30, 2000. As of December 31, 1999, the total funded debt of the Company was 4.38 times the Company's rolling four-quarter EBITDA. The maximum amount available under the Revolving Credit Facility reduces semiannually commencing July 1, 1999 on a sliding scale (ranging from $2.5 million to $10.0 million in reductions) with a final reduction of $75.0 million at maturity on June 30, 2003.

     The Revolving Credit Facility, as amended, requires the Company to maintain a gross fixed charge coverage ratio (as defined) of 1.25 to 1.0 until September 30, 1999, and 1.50 to 1.0 thereafter. As of December 31, 1999, the Company's fixed charge coverage ratio was 1.65. The amended Revolving Credit Facility also limits the Company's aggregate capital expenditures in each year to an amount equal to 5 percent of its consolidated net revenue for the preceding year and prohibits the Company from incurring any additional secured indebtedness without the approval of the lenders. Until March 31, 1999, the amended Revolving Credit Facility also required the Company to maintain a tangible net worth of at least $56,000,000, plus 90 percent of net income (without any reduction for net losses) as of the end of each quarter beginning September 30, 1998, plus 90 percent of the net proceeds of certain future equity offerings. The Revolving Credit Facility was further amended in 1999 to reduce the minimum tangible net worth requirement commencing March 31, 1999 to $50.0 million, plus 90% of net income (without any reduction for net losses) as of the end of each quarter beginning March 31, 1999, plus 90% of the net proceeds of certain future equity offerings. As of December 31, 1999, the Company's tangible net worth plus 90% of net income was $3.8 million more than required by this covenant.

     Under the terms of the Revolving Credit Facility, concurrent with each loan draw, the Company may select the interest rate based on either the London Interbank Offering Rate ("LIBOR") or WFB's prime interest rate. The maximum number of outstanding draws at any time using LIBOR is five, with a minimum draw amount of $5.0 million per draw. A LIBOR draw can be for a one-, two-, three- or six-month term with interest accruing monthly and due at the end of the term, but in no event less frequently than quarterly. The interest rate is fixed throughout the term of a LIBOR-based draw and, as amended, ranges from LIBOR plus 1.5 percentage points to LIBOR plus 4.0 percentage points. On a prime interest rate draw, the interest rate is variable and, as amended, ranges from a minimum of prime plus 0.25 percentage points to a maximum of prime plus 2.75 percentage points with interest payable monthly in arrears. As of December 31, 1999, the Company has taken LIBOR draws totaling $107.0 million with an average interest rate of approximately 9.95 percent per annum. The applicable margins for both LIBOR draws and prime interest rate draws adjust semiannually based on the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula.

     The Revolving Credit Facility is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The Revolving Credit Facility prohibits any secondary liens on these properties without the prior written approval of the lenders. Certain changes in control of the Company may constitute a default under the Revolving Credit Facility. The Revolving Credit Facility also requires the Company to expend a maximum of 5 percent of the consolidated net revenues for the preceding year on capital maintenance annually. However, the lenders under the Revolving Credit Facility have waived the maximum capital expenditure limitation under the Revolving Credit Facility specifically for certain projects at Ameristar Council Bluffs, Ameristar Vicksburg and The Reserve. The waiver permits fiscal 1999 and 2000 capital expenditure projects of approximately $43.3 million in addition to expenditures limited to 5% of net revenues.

     The Revolving Credit Facility binds the Company to a number of other affirmative and negative covenants. These include promises to maintain certain financial ratios within defined parameters, not to engage in new businesses without lender approval and to make certain reports to the lenders. As of
December 31, 1999, the Company was in compliance with these covenants.

     The Company has entered into an interest rate collar agreement with WFB to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's Revolving Credit Facility. Under the agreement, which covers $50.0 million of the borrowings on the Revolving Credit Facility, the Company has a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. As of December 31, 1999, the Company had paid approximately $49,000 in additional interest as a result of this agreement. The agreement terminates on June 30, 2003 to coincide with the maturity of the Revolving Credit Facility.

     On July 15, 1997, the Company completed an offering of $100 million in principal amount of 10 1/2% Senior Subordinated
Notes  due  2004 (the "Senior Subordinated Notes").   The  Senior
Subordinated  Notes have a coupon rate of 10.5 percent  and  were
sold  at  par.   Interest is due semiannually on February  1  and
August 1 of each year, and the maturity date is August 1, 2004. Proceeds of the offering were used to retire and refinance existing debt. The Senior Subordinated Notes are not secured and are subordinate to all existing and future Senior Indebtedness (as defined), which includes the Revolving Credit Facility.

     The indenture governing the Company's Senior Subordinated Notes (the "Indenture") contains certain customary financial and other covenants, which among other things, govern the ability of the Company and its subsidiaries to incur indebtedness (except as specifically allowed) unless, after giving effect thereto, a 2.0 to 1.0 pro forma Consolidated Coverage Ratio (as defined in the Indenture) has been met. As of December 31, 1999, the Company was in compliance with these covenants.

     The Senior Subordinated Notes were issued by ACI, and all of ACI's current subsidiaries other than ACSLI (the "Guarantors") have jointly and severally, and fully and unconditionally, guaranteed the Senior Subordinated Notes. Each of the Guarantors is a wholly owned subsidiary of ACI, and the Guarantors constitute all of ACI's direct and indirect subsidiaries except for ACSLI, which is in the development stage and has no operations and no material assets or liabilities. ACI is a holding company with no operations or material assets independent of those of the Guarantors, other than its investment in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to ACI in the form of cash dividends, loans or advances.

     In August 1997, AC Hotel Corp. entered into a loan agreement providing for borrowings of up to $7.5 million for the purpose of funding a portion of the construction costs of a 150-room hotel at Ameristar Vicksburg. This nonrecourse loan from a private lender is secured by a deed of trust on the hotel and the underlying land senior in priority to the liens securing the Revolving Credit Facility. Borrowings under this loan bear interest at 15 percent per annum, payable in periodic installments. The loan was originally due to mature in July 1998, but has been amended to extend the maturity to June 30, 2000. The Company is required to pay a non-usage fee at the rate of 3 percent per annum on the undrawn loan balance, and draws are subject to the satisfaction of various conditions typically applicable to construction loans. As of December 31, 1999, the balance on this loan was approximately $7.5 million.

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

     Maturities of the Company's borrowings for the next five years as of December 31, 1999 are as follows (amounts in thousands):

                    2000                 $10,615
                    2001                   6,545
                    2002                  20,545
                    2003                  88,046
                    2004                 115,696
                    Thereafter             1,021
                                        $242,468

NOTE 6 - LEASES

     The Company has entered into capitalized lease agreements for land on which Ameristar Vicksburg is situated. Such leases contained initial terms for rental payments covering the period of project development and were converted to the primary lease terms (as defined below) upon the opening of the project.

     Ameristar Vicksburg opened on February 27, 1994, at which time the primary terms of the leases for four parcels of land became effective. The primary terms of the leases, expiring from 5 to 30 years from the opening date, require total payments of approximately $655,000 per year. Each lease contains a purchase option exercisable at various times during the term of the lease generally in varying amounts based on the time of exercise. The purchase options lapse in conjunction with the expiration dates of the primary terms of the corresponding leases. The Company exercised an option to purchase one of the leasehold parcels for $50,000 which closed in December 1999 and exercised options for two of the leasehold parcels for approximately $4.6 million which closed in March 2000. The monthly rent under the remaining lease at March 1, 2000 is approximately $11,000. Assuming the Company defers the exercise of its purchase option under the remaining lease to the expiration of the purchase option, the Company will pay approximately $1.5 million in 2004. If the Company were to accelerate its exercise of the purchase option to the earliest possible date, the Company would pay approximately $1.3 million in 2000. The Company plans to exercise the option for this lease within the next year. The Company entered into a lease for another parcel, which became effective January 1, 2000. The initial term of the lease is 3 years and the lease includes renewal options for an additional 24 years. The initial term of the lease requires quarterly payments of approximately $20,000. The lease contains a purchase option exercisable at various times during the term of the lease that ranges from approximately $1.3 million in 2000 to approximately $1.9 million in 2020.

     The Company generally may terminate each lease upon the payment of termination penalties. In addition, if the leases were terminated, the Company may be required to restore certain parcels to their condition prior to the lease commencement date, including the removal of the cofferdam and other improvements lying below the water. However, the Company has no plans to abandon the site.

     ACVI has entered into a seven-year capitalized lease for restaurant equipment, due in monthly payments totaling approximately $118,000 per year, through April 2001. ACVI also entered into a five-year capitalized lease for a computer system that was amended in October 1999. Monthly payments are required totaling approximately $84,000 per year through September 2002.

     CPI  has  entered into a four-year equipment lease  for  the financing  of slot equipment at the facility.  Monthly  principal payments  of $44,000 plus interest are required through May  2001 with a balloon payment in June 2001.

     ACLVI   has  entered  into  a  ten-year  capitalized   lease
agreement for signage at The Reserve, with monthly payments totaling approximately $210,000 per year through December 2006.

     ACLVI has entered into a four-year equipment lease for the financing of slot equipment at the facility. Monthly principal payments of $111,000 plus interest are required through January 2002 with a balloon payment in February 2002. ACVI also entered into a five-year capitalized lease for a telephone system. Monthly payments are required totaling approximately $123,000 per year through February 2003.

     Future minimum lease payments required under capitalized leases for the five years subsequent to December 31, 1999 are as follows (amounts in thousands):

               2000                              $3,486
               2001                               4,694
               2002                               2,438
               2003                                 756
               2004                                 735
               Thereafter                        10,484
                                                 22,593
               Less: Amount representing          9,144
                interest
               Present value of minimum        $ 13,449
                lease payments


     ACCBI, as lessor, has leased a portion of the Ameristar Council Bluffs site to an independent hospitality company, which operates a 188-room hotel on the property. The lease is for a period of 50 years beginning March 1, 1996. The lease requires the hospitality company to pay ACCBI base rent of $5,000 per month and percentage rent equal to 5 percent of the hotel's gross sales in excess of $2.0 million per year.

     ACI has leased office space located in Las Vegas, Nevada to serve as its corporate offices. The office space is leased under two operating lease agreements. The agreements require aggregate monthly payments of approximately $52,500, plus the Company's share of certain common area maintenance expenses. Payments under the leases are subject to annual escalation clauses corresponding to increases in the cost of living. The first lease agreement, covering approximately 90 percent of the office space leased by the Company, contains two three-year renewal options. The initial term of the first lease is through December 2001. The second lease agreement, covering approximately 10 percent of the office space leased by the Company, contains two two-year renewal options. The initial term of the second lease was through January 1998 and the first two-year option was exercised with a new expiration date in January 2000. The Company recorded rental expense of approximately $533,000 and $552,000 under these leases in the years ended December 31, 1998, and 1999, respectively.


NOTE 7 - BENEFIT PLANS

  401(k) plan

     The Company instituted a defined contribution 401(k) plan in March 1996 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50 percent of the first four percent of each participating employee's compensation. Plan participants can elect to defer before-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contribution were $570,000, $485,000 and $585,000 for the fiscal years ended December 31, 1997, 1998, and 1999, respectively.

  Insurance plan

     The Company has a qualified employee insurance benefit trust covering all employees on a regular basis who work an average of 32 hours or more per week on a regular basis. The Trust Committee determines amount of the Company's contribution. The plan also requires contributions from eligible employees and their dependents. The Company's contribution expense for the plan was approximately $3,834,000, $4,950,000 and $6,958,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

  Stock Option Plans

     On June 11, 1999, the Company's stockholders approved the Ameristar Casinos, Inc. 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan"), which had previously been adopted by the Board of Directors subject to stockholder approval. The 1999 Stock Incentive Plan provides for the grant of options to purchase Common Stock intended to qualify as incentive stock options or non-qualified options and also provides for grants of "restricted stock." All officers, directors, employees, consultants, advisors, independent contractors and agents are eligible to receive options and/or restricted stock under the 1999 Stock Incentive Plan, except that only employees may receive incentive stock options. The maximum number of shares available for issuance under the 1999 Stock Incentive Plan is 2,600,000; provided, however, that no award of a stock option or restricted stock may be made at any time if, after giving effect to such award, (1) the total number of shares of stock issued upon the exercise of options under the 1999 Stock Incentive Plan and the Company's existing Management Stock Option Incentive Plan, as amended and restated through September 4, 1996 (the "Management Option Plan" and together with the 1999 Stock Incentive Plan, the "Stock Incentive Plans"), plus (2) the total number of shares of stock issuable upon exercise of all outstanding options of the Company under the Stock Incentive Plans, plus (3) the total number of shares of stock underlying awards of restricted stock under the 1999 Stock Incentive Plan (whether or not the applicable restrictions have lapsed) would exceed 2,600,000 shares. No person eligible to receive options under the 1999 Stock Incentive Plan may receive options for the purchase of more than 200,000 shares in any calendar year. The 1999 Stock Incentive Plan is administered by the Board of Directors or, in its discretion, by a Committee of the Board of Directors.

     Upon  the approval of the 1999 Stock Incentive Plan  by  the
Company's stockholders, the issuance of options under the Company's existing Management Stock Option Incentive Plan (the "Management Option Plan" and together with the 1999 Stock Incentive Plan, the "Stock Incentive Plans") was terminated. The Management Option Plan provided for the grant of options to purchase Common Stock intended to qualify as incentive stock options or non-qualified options. All officers, directors, employees, consultants, advisors, independent contractors and agents were eligible to receive options under the Management Option Plan, except that only employees were eligible to receive incentive stock options. At the time the Management Option Plan was terminated, 1,262,700 options remained outstanding thereunder. The maximum number of shares available for issuance under the Management Option Plan was 1,600,000, and no person was eligible to receive options under the Management Option Plan for the purchase of more than an aggregate of 200,000 shares. The Management Option Plan is administered by the Board of Directors or, in its discretion, by a Committee of the Board of Directors.

     The exercise price of incentive stock options granted under the Option Plans must be at least equal to the fair market value of the shares on the date of grant (110 percent of fair market value in the case of participants who own shares possessing more than 10 percent of the combined voting power of the Company) and may not have a term in excess of 10 years from the date of grant (five years in the case of participants who are more than 10 percent stockholders). With certain limited exceptions, options granted under the Option Plans are not transferable other than by will or the laws of descent and distribution.

     In December 1998, certain stock options granted under the Management Option Plan were amended to reduce the per share exercise prices to $2.64 (the market price on the date of amendment) from initial exercise prices ranging from $2.78 to $6.13. Other than the exercise price, the option terms remained the same with respect to the vesting date and the remaining contractual life.

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

                                      Years ended December 31,
                                    1997        1998        1999
                         (Amounts in Thousands, Except Per Share Data)

  Net income (loss): As reported  $ 9,695     $(12,715)    $   205
                     Pro forma      9,491      (13,002)       (246)
  Earnings (loss) per
   share:            As reported  $  0.48     $  (0.62)    $  0.01
                     Pro forma       0.47        (0.64)      (0.01)

     The fair value of each option granted (or repriced during the period for which SFAS 123 is effective) is estimated on the date of grant (or repricing) using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants (or repricings) in 1997, 1998 and 1999, respectively: risk-free interest rates of 6.2, 4.5, and 5.8
percent;  expected  volatility of 63, 58  and  58  percent.   The
expected lives of the options are 5 years for 1997, 1998 and 1999. No dividends are expected to be paid.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Summarized information for the stock option plans is as follows:

                                1997                 1998                 1999
                                 Wtd. avg.            Wtd. avg.            Wtd.avg.
                         Shares  ex. price    Shares  ex. price    Shares  ex. price
 Options outstanding,
  beginning of year     566,000    $ 6.25     594,500  $ 6.12    1,140,110  $ 2.68
 Granted                150,000      5.32     833,610    2.69      579,170    3.52
 Exercised                   -                     -               (15,264)   2.64
 Canceled              (121,500)     9.57    (288,000)   6.22     (262,506)   2.86
 Options outstanding,
  end of year           594,500      6.12   1,140,110    2.68    1,441,510    2.99
 Options available
  for grant           1,013,500               467,890            1,158,490
 Options exercisable,
  end of year           233,800      6.25     184,300    2.75      382,184    2.78
 Weighted average
  fair value
 of options granted   $    3.14              $   1.18            $    1.94

     At  December  31,  1999,  932,840 of the  1,441,510  options outstanding have an exercise price of $2.64, with a weighted average exercise price of $2.64 and a weighted average remaining contractual life of 7.9 years. 500,670 options outstanding have exercise prices between $2.75 and $4.14, with a weighted average exercise price of $3.54 and a weighted average remaining contractual life of 9.5 years. 6,000 options outstanding have exercise prices between $5.13 and $6.50, with a weighted average exercise price of $5.88 and a weighted average remaining contractual life of 6.2 years. The remaining 2,000 options have an outstanding exercise price of $16.00, with a remaining contractual life of 4.2 years.


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

     In June 1998, ACVI received a letter from the Financial Crimes Enforcement Network ("FinCEN") of the Department of Treasury identifying 26 alleged currency transaction reporting failures or errors that were discovered in an audit by the Internal Revenue Service covering an approximately 13-month period following the opening of Ameristar Vicksburg. In early 2000, the Company settled this matter with FinCEN by agreeing to pay a civil monetary penalty. In addition to paying the civil penalty, ACVI has implemented various steps intended to improve compliance with the currency transaction reporting requirements.

     E. L. Pennebaker, Jr., et. al. v. ACI, et. al. On February 23, 1998, E. L. Pennebaker, Jr. filed a complaint in the Circuit Court of Pike County, Mississippi against ACI, Harrah's Vicksburg Corporation ("HVC"), Riverboat Corporation of Mississippi-Vicksburg ("RCMV"), and Deposit Guaranty National Bank ("DGNB"). The matter is pending as case number 98-0047-B (the "Pennebaker case"). The complaint was amended in February 1998 to add James
F. Belisle, Multi Gaming Management, Inc. and Multi Gaming Management of Mississippi, Inc. as additional plaintiffs. The complaint  was  further  amended in  March  1999  to  modify  the specific claims alleged by the plaintiffs. The plaintiffs are property owners or claim to have contract rights in a proposed casino/racetrack development along the Big Black River in Warren County, Mississippi. They allege they would have profited if the Mississippi Gaming Commission had found suitable for a casino a location along that river that was controlled by Horseshoe Gaming, Inc. or its affiliates. The plaintiffs further allege that the defendants entered into an agreement to hinder trade and restrain competition in the gaming industry in violation of the antitrust laws and the gaming laws of Mississippi. Specifically, the plaintiffs allege the defendants conducted an aggressive campaign in opposition to the application of Horseshoe Gaming, Inc. for a gaming site on the Big Black River. The plaintiffs also allege that the defendants tortiously interfered with the plaintiffs' business relations. The plaintiffs allege compensatory damages of $38 million and punitive damages of $200 million.

     The trial in this case was held in October 1999, following which the jury rendered joint and several verdicts in favor of the plaintiffs against ACI, HVC and DGNB on the conspiracy count and against ACI and HVC on the restraint of trade and tortious interference counts. RCMV settled with the plaintiffs prior to trial, and the damage amounts have been reduced by the settlement amount paid by RCMV. The net damages awarded to the plaintiffs total $3,792,000, of which ACI's pro rata portion is $1,685,333. These damages are compensatory only as the court did not allow the jury to consider an award of punitive damages. Judgment was entered on November 8, 1999, and ACI has appealed the case to the Mississippi Supreme Court and otherwise intends to vigorously defend against the plaintiffs' claims. Post-judgment interest on the damages will accrue at the rate of 8 percent per annum, and if an appeal is unsuccessful, the plaintiffs would also be entitled to a premium of 15% of the damages amount.

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

     Walter H. Gibbes, Jr. and Margaret S. Dozier v. ACI et al. On November 22, 1999, Mr. Gibbes and Ms. Dozier filed a complaint in the Circuit Court of Pike County, Mississippi against ACI, HVC, Isle of Capri Casinos, Inc. (the parent company of RCMV; "ICC") and DGNB. The matter is pending as cause no. 99-0157-B. ACI believes that the plaintiffs were partners with Mr. Pennebaker in a partnership that held an option to a real estate parcel along the Big Black River that is adjacent to the parcel that was the subject of the Horseshoe Gaming, Inc. application. The allegations in the complaint are substantially the same as those in the complaint in the case previously brought by the plaintiffs in the Pennebaker case. The plaintiffs seek $4,567,500 in actual damages and an unspecified amount of punitive damages.

     The defendants have removed this case to the United States District Court for the Southern District of Mississippi on diversity jurisdiction and federal question grounds. The case is now pending in federal court as cause no. 3:99cv911WS. The plaintiffs have filed a motion to remand the case back to the Pike County circuit court, which has not yet been ruled on by the federal court. ACI intends to continue to vigorously defend against this cause of action.


NOTE 9 - RELATED PARTY TRANSACTIONS

     The Company engages Neilsen and Company to provide certain construction and professional services, office space and other equipment and facilities. Neilsen and Company is controlled by the principal stockholder and President of the Company. Total payments to Neilsen and Company were $43,000, $33,000 and $44,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The Company also leases office space from the Lynwood Shopping Center which until recently was controlled by the principal stockholder and President of the Company. Total payments to the Lynwood Shopping Center were $31,000, $23,000 and $7,000 for the years ended December 31, 1997, 1998 and 1999, respectively. In September 1999, the Lynwood Shopping Center was sold to an unrelated party. In management's opinion, at the time the above described transactions were entered into, they were in the best interest of the Company and on terms as fair to the Company as could have been obtained from unaffiliated parties.


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

     In connection with the closing of the Merger Agreement, the Company originally issued notes payable to the former stockholders of Gem (the "Gem Stockholders") in the principal amount of $35,375,000. Due to certain disputes between the Gem Stockholders and the Company surrounding the Merger Agreement, an arbitration proceeding brought by the Company was settled by mutual agreement (the "Gem Settlement Agreement") in June 1997. The Gem Settlement Agreement provides that the Company will pay to the Gem Stockholders $32.7 million in installments, plus interest, in lieu of the consideration provided for in the Merger Agreement. The Company made an initial payment of $4.0 million to the Gem Stockholders and issued unsecured subordinated promissory notes for the balance of $28.7 million (the "Gem Notes" - See Note 5). The Gem Notes are subordinate to the
Revolving Credit Facility, the Senior Subordinated Notes and other long-term indebtedness of ACI specified by ACI up to a maximum of $250 million.



NOTE 11 - OTHER INFORMATION

     On October 28, 1999, ACSLI, a newly formed wholly owned subsidiary of ACI, filed an application with the Missouri Gaming Commission seeking a gaming license for a site along the
Mississippi  River in Lemay, Missouri, a community in  South  St.
Louis County. In conjunction with this application, ACSLI has entered into an agreement with the current lessee of the proposed site for the assignment of the lease. The Company has also recently obtained a commitment to refinance its Revolving Credit Facility, increasing its available borrowing capacity to $265 million to fund a substantial portion of the development costs for this project. The balance of the financing for this project will be provided primarily by operating cash flow.

     The Company's current plans for the Ameristar Casino St. Louis at Lemay call for a floating barge located within a basin and integrated within a larger main frame structure that is adjacent to the Mississippi River. The Company expects that the project will consist of a single level building of approximately 215,920 square feet and that the casino will consist of 70,000 square feet of floating gaming area with 2,000 slot machines, 50 blackjack tables, two Roulette or big wheel games, eight crap/dice games, one cashier coin cage with slot and table fills and three change booths with beverage dispensing
counters.   The  project is expected to include two  casino  bars
with  service stations, including a 50-seat entertainment lounge, as well as several restaurants, meeting rooms, a Missouri retail shop and a VIP lounge. The total cost for development and construction of the project is expected to be approximately $150 million. The project also calls for a 150-room hotel adjacent to the casino to be built by a strategic partner.

       This project is in the preliminary stages and subject to numerous contingencies, including, for example, the satisfactory completion of due diligence concerning the proposed site, the selection of the Company's application for investigation by the Missouri Gaming Commission, obtaining various other regulatory permits and approvals and completing financing arrangements for the project. The project is also subject to various development and construction risks typical of large-scale development projects of this type. Accordingly, there can be no assurances concerning the success of the Company's efforts to obtain a gaming license and to pursue the development of this project. The Company recently submitted a revised application for a gaming license to the Missouri Gaming Commission and expects the Missouri Gaming Commission to take action with respect to its application during 2000.



NOTE 12 -  SUBSEQUENT EVENTS

     In June 1998, ACVI received a letter from the Financial Crimes Enforcement Network ("FinCEN") of the Department of Treasury identifying 26 alleged currency transaction reporting failures or errors that were discovered in an audit by the Internal Revenue Service covering an approximately 13-month period following the opening of Ameristar Vicksburg. In early 2000, the Company settled this matter with FinCEN by agreeing to pay a civil monetary penalty. In addition to paying the civil penalty, ACVI has implemented various steps intended to improve compliance with the currency transaction reporting requirements.

     The Company entered into a lease for 4.3 acres of land adjacent to the Ameristar Vicksburg Casino site, which became effective January 1, 2000. The initial term of the lease is 3 years and the lease includes renewal options for an additional 24 years. The initial term of the lease requires quarterly payments of approximately $20,000. The lease contains a purchase option exercisable at various times during the term of the lease that ranges from approximately $1.3 million in 2000 to approximately $1.9 million in 2020.

     On March 1, 2000, ACVI exercised its purchase option on one of the parcels of the Ameristar Vicksburg site that had previously been under lease. The purchase price for the parcel was $4,579,725.85 and was paid for by ACVI entering into two promissory notes in favor of the Seller of the parcels, one in the principal amount of $250,000 and the second in the principal amount of $4,329,725.85. The $250,000 promissory note bears interest at the rate of 10.0% per annum, with principal and interest payable in 12 equal monthly installments. The $4,329,725.85 promissory note bears interest at the rate of 10.0% per annum, with principal and interest payable in equal monthly installments through February 1, 2024.






EXHIBIT  DESCRIPTION OF EXHIBIT         METHOD OF FILING
NUMBER

 3.1   Articles of Incorporation of   Incorporated by reference
       Ameristar Casinos, Inc.        to Exhibit 3.1 to
       ("ACI").                       Registration Statement on
                                      Form S-1 filed by ACI
                                      under the Securities Act
                                      of 1933, as amended (File
                                      No. 33-68936) (the "Form S-
                                      1").

 3.2   Bylaws of ACI.                 Incorporated by reference
                                      to Exhibit 3.2 to ACI's
                                      Annual Report on Form 10-K
                                      for the year ended
                                      December 31, 1995 (the
                                      "1995 10-K").

 4.1   Specimen Common Stock          Incorporated by reference
       Certificate                    to Exhibit 4 to Amendment
                                      No. 2 to the Form S-1.

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

4.2(b) First Amendment to Credit      Incorporated by reference
       Agreement, dated as of         to Exhibit 4.2(b) to ACI's
       September 9, 1998, among ACI,  Annual Report on Form 10-K
       CPI, ACVI, ACCBI, ACLVI, the   for the year ended
       lenders named therein and      December 31, 1998 (the
       WFB, as Swingline Lender and   "1998 10-K").
       Agent Bank.

4.2(c) Interest Rate Collar           Incorporated by reference
       Agreement, dated August 10,    to Exhibit 4.2(b) to the
       1998, between ACI and WFB.     1998 10-K.

4.3(a) Indenture, dated as of July    Incorporated by reference
       15, 1997, among ACI, ACLVI,    to Exhibit 4.2 to the July
       ACVI, A.C. Food Services,      1997 8-K.
       Inc. ("ACFSI"), AC Hotel
       Corp. ("ACHC"), ACCBI and
       First Trust National
       Association, including the
       forms of Notes and Subsidiary
       Guarantees issued thereunder.

4.3(b) Supplemental Indenture, dated  Incorporated by reference as of October 24, 1997, among  to Exhibit 4.1(c) to
       ACI, CPI, ACLVI, ACVI, ACFSI,  Amendment No. 1 to
       ACHC, ACCBI and First Trust    Registration Statement on
       National Association.          Form S-4 filed by ACI,
                                      CPI, ACVI, ACCBI, ACLVI,
                                      ACFSI and ACHC under the
                                      Securities Act of 1933, as
                                      amended (File No. 333-
                                      34381) (the "Form S-4").

 4.4   Other Long-Term Debt.          See Exhibits 10.9(e)-(j)
       See Exhibits 10.9(e)-(j) and   and 99.1.
       99.1.

*10.1  Employment Agreement, dated    Incorporated by reference
  (a)  November 15, 1993, between     to Exhibit 10.1(a) to
       ACI and Thomas M. Steinbauer.  ACI's Annual Report on
                                      Form 10-K for the year
                                      ended December 31, 1994
                                      (the "1994 10-K").

*10.1  Employment Agreement, dated    Incorporated by reference
  (b)  as of August 23, 1999,         to Exhibit 10.1 to ACI's
       between Ameristar Casinos,     Quarterly Report on Form
       Inc. and Gordon R. Kanofsky    10-Q for the quarter ended
                                      September 30, 1999.

*10.2  Ameristar Casinos, Inc. 1993   Incorporated by reference
       Non-Employee Director Stock    to Exhibit 10.2 to ACI's
       Option Plan, as amended and    Quarterly Report on Form
       restated.                      10-Q for the quarter ended
                                      June 30, 1994.

*10.3  Ameristar Casinos, Inc.        Incorporated by reference
       Management Stock Option        to Exhibit 10.3 to ACI's
       Incentive Plan, as amended     Quarterly Report on Form
       and restated.                  10-Q for the quarter ended
                                      September 30, 1996.

*10.4  1999 Stock Incentive Plan of   Incorporated by reference
       Ameristar Casinos, Inc.        to Exhibit 10.6 to ACI's
                                      Quarterly Report on Form
                                      10-Q for the quarter ended
                                      June 30, 1999.

*10.5  Form of Indemnification        Incorporated by reference
       Agreement between ACI and      to Exhibit 10.33 to
       each of its directors and      Amendment No. 2 to the
       officers.                      Form S-1.

*10.6  Housing Agreement, dated       Incorporated by reference
       November 15, 1993 between CPI  to Exhibit 10.17 to the
       and Craig H. Neilsen.          1994 10-K.

 10.7  Plan of Reorganization, dated  Incorporated by reference
       November 15, 1993, between     to Exhibit 2.1 to the 1994
       ACI and Craig H. Neilsen in    10-K.
       his individual capacity and
       as trustee of the
       testamentary trust created
       under the last will and
       testament of Ray Neilsen
       dated October 9, 1963.

 10.8  Excursion Boat Sponsorship     Incorporated by reference
       and Operations Agreement,      to Exhibit 10.15 to the
       dated September 15, 1994,      1995 10-K.
       between Iowa West Racing
       Association and ACCBI.

10.9   Merger Agreement, dated as of  Incorporated by reference
 (a)   May 31, 1996, among Gem        to Exhibits 10.1 and 99.1
       Gaming, Inc. ("Gem"), ACI,     to ACI's Quarterly Report
       ACLVI, Steven W. Rebeil        on Form 10-Q for the
       ("Rebeil") and Dominic J.      quarter ended June 30,
       Magliarditi ("Magliarditi"),   1996 (the "June 1996 10-
       together with a list           Q").
       describing omitted schedules
       and exhibits thereto.

10.9   First Amendment to Merger      Incorporated by reference
 (b)   Agreement, dated July 2,       to Exhibit 10.5 to the
       1996, among Gem, ACI, ACLVI,   June 1996 10-Q.
       Rebeil and Magliarditi.

10.9   Second Amendment to Merger     Incorporated by reference
 (c)   Agreement, dated as of         to Exhibits 10.1 and 99.1
       September 27, 1996, among      to the Current Report on
       Gem, ACI, ACLVI, Rebeil and    Form 8-K of ACI filed on
       Magliarditi, together with a   October 24, 1996.
       list describing omitted
       schedules and exhibits
       thereto.

10.9   Settlement Agreement, dated    Incorporated by reference
 (d)   as of May 3, 1997, among ACI,  to Exhibit 10.1 to ACI's
       ACLVI, Rebeil, Magliarditi,    Quarterly Report on Form
       Gem Air, Inc. and NVAGAIR.     10-Q for the quarter ended
                                      March 31, 1997.

10.9   Promissory Note, dated as of   Incorporated by reference
 (e)   June 1, 1997, made by ACI      to Exhibit 10.8(k) to the
       payable to the order of        Form S-4.
       Rebeil in the original
       principal amount of
       $13,232,146.

10.9   Promissory Note, dated as of   Incorporated by reference
 (f)   June 1, 1997, made by ACI      to Exhibit 10.8(k) to the
       payable to the order of        Form S-4.
       Magliarditi in the original
       principal amount of $417,854.

10.9   Non-Negotiable     Promissory  Filed electronically
 (g)   Note,  dated  as of  November  herewith.
       11, 1999, made by ACI payable
       to    Magliarditi   in    the
       original principal amount  of
       $179,080.

10.9   Non-Negotiable Promissory      Filed electronically
 (h)   Note, dated as of November     herewith.
       11, 1999, made by ACI payable
       to Magliarditi in the
       original principal amount of
       $280,100.

10.9   Non-Negotiable Promissory      Filed electronically
 (i)   Note, dated as of November     herewith.
       11, 1999, made by ACI payable
       to Rebeil in the original
       principal amount of
       $5,670,920.

10.9   Non-Negotiable  Promissory     Filed electronically
 (j)   Note,  dated  as of  November  herewith.
       11, 1999, made by ACI payable
       to  Rebeil  in  the  original
       principal amount of $8,869,900.

10.10  Lease, dated December 11,      Incorporated by reference
  (a)  1992, between Martha Ker       to Exhibit 10.4 to the
       Brady Lum et. al. and ACVI as  Form S-4.
       the assignee of Craig H.
       Neilsen.

10.10  First Amendment to Lease       Incorporated by reference
  (b)  Agreement, dated June 1,       to Exhibit 10.4(b) to the
       1995, between Lawrence O.      1995 10-K.
       Branyan, Jr., as trustee of
       the Brady-Lum Family Trust
       dated May 15, 1993 and ACVI.

10.11  Settlement, Use and            Incorporated by reference
       Management Agreement and DNR   to Exhibits 10.12 and 99.1
       Permit, dated May 15, 1995,    to ACI's Annual Report on
       between the State of Iowa      Form 10-K for the year
       acting through the Iowa        ended December 31, 1996.
       Department of Natural
       Resources and ACCBI as the
       assignee of Koch Fuels, Inc.

10.12**Asset Purchase and Sale        Filed electronically
       Agreement, dated as of         herewith.
       February 15, 2000, between
       Futuresouth, Inc., Southboat
       Lemay, Inc., Southboat
       Limited Partnership and
       Ameristar Casino St. Louis,
       Inc.

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

** Portions of this Exhibit have been deleted pursuant to the Company's request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act.