Form 10-Q
period 2000-03-31
AMERISTAR CASINOS INC
filed 2000-05-15
CIK 912145

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                             FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  March 31, 2000

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

As of May 12, 2000, 20,387,084 shares of Common Stock of the registrant were issued and outstanding.

                      AMERISTAR CASINOS, INC.
                             FORM 10-Q

                               INDEX

                                                             Page No(s).

Part I.  FINANCIAL INFORMATION

  Item 1.Financial Statements:

          A.   Condensed Consolidated Balance
               Sheets at December 31, 1999 and
               March 31, 2000 (unaudited)                       3 - 4

          B.   Condensed Consolidated Statements
               of Operations (unaudited) for the
               three months ended March 31, 1999
               and March 31, 2000                                 5

          C.   Condensed Consolidated Statements
               of Cash Flows (unaudited) for the
               three months ended March 31, 1999
               and March 31, 2000                                 6

          D.   Notes to Condensed Consolidated
               Financial Statements                             7 - 8

  Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                            9 - 14

  Item 3.Quantitative and Qualitative Disclosures
          about Market Risk                                      15


Part II.  OTHER INFORMATION

  Item 5.Other Information                                       16

  Item 6.Exhibits and Reports on Form 8-K                        16


SIGNATURE                                                        17

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements


                 AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS

                                           December 31,      March 31,
                                               1999             2000
                                                            (Unaudited)

CURRENT ASSETS:

     Cash and cash equivalents              $ 15,531          $ 19,153
     Restricted cash                             142               154
     Accounts receivable, net                  2,080             3,264
     Income tax refund receivable              1,450               977
     Inventories                               3,268             2,946
     Prepaid expenses                          5,162             5,352
     Deferred income taxes                     3,717             3,376
                                            --------          --------
          Total current assets                31,350            35,222

PROPERTY AND EQUIPMENT AND LEASEHOLD
  INTERESTS, net of accumulated
  depreciation and amortization of
  $108,949 and $115,426, respectively        328,617           327,030

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
  VALUE OF NET ASSETS ACQUIRED                14,651            14,552

DEPOSITS AND OTHER ASSETS                      4,027             3,773
                                            --------          --------
                                            $378,645          $380,577
                                            ========          ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (continued)
                     (In thousands, except share data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                           December 31,      March 31,
                                               1999             2000
                                                            (Unaudited)

CURRENT LIABILITIES:

     Accounts payable                        $ 9,204          $  9,167
     Construction contracts payable            6,341               596
     Accrued liabilities                      29,539            25,937
     Current obligations under capitalized
       leases                                  2,413             2,335
     Current maturities of notes payable
       and long-term debt                     10,615            10,269
                                            --------          --------
          Total current liabilities           58,112            48,304

OBLIGATIONS UNDER CAPITALIZED LEASES,
  net of current maturities                   11,037             6,007

NOTES PAYABLE AND LONG-TERM DEBT,
  net of current maturities                  231,853           245,091

DEFERRED INCOME TAXES                          9,474            10,191

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value:
       Authorized - 30,000,000 shares;
       Issued - None                             -                 -
     Common stock, $.01 par value:
       Authorized - 30,000,000 Shares;
       Issued and outstanding - 20,360,000
       shares at December 31, 1999 and
       20,387,384 shares at March 31, 2000       204               204
     Additional paid-in capital               43,083            43,114
     Retained earnings                        24,882            27,666
                                            --------          --------
          Total stockholders' equity          68,169            70,984
                                            --------          --------
                                            $378,645          $380,577
                                            ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERISTAR CASINOS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)

                                                   Three Months
                                                  Ended March 31,
                                                1999          2000

REVENUES:
   Casino                                    $ 58,084       $ 68,938
   Food and beverage                           11,422         12,993
   Rooms                                        3,851          4,010
   Other                                        2,386          2,646
                                             --------       --------
                                               75,743         88,587
   Less: Promotional allowances                 5,706          6,895
                                             --------       --------
       Net revenues                            70,037         81,692

OPERATING EXPENSES:
   Casino                                      26,931         31,258
   Food and beverage                            7,442          7,811
   Rooms                                        1,524          1,569
   Other                                        2,357          2,582
   Selling, general and administrative         19,271         20,207
   Depreciation and amortization                6,280          6,931
                                             --------       --------
       Total operating expenses                63,805         70,358

       Income from operations                  6,232          11,334

OTHER INCOME (EXPENSE):
   Interest income                                60              45
   Interest expense                           (6,097)         (6,718)
   Other                                        (368)           (346)
                                            --------        --------
INCOME (LOSS) BEFORE INCOME TAX PROVISION
  (BENEFIT)                                     (173)          4,315
   Income tax provision (benefit)                (60)          1,531
                                            --------        --------
NET INCOME (LOSS)                           $   (113)       $  2,784
                                            ========        ========
EARNINGS (LOSS) PER SHARE:
  Basic                                      $ (0.01)         $ 0.14
  Diluted                                    $ (0.01)         $ 0.13
                                            ========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING           20,360          20,377
                                            ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 AMERISTAR CASINOS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                     Three Months
                                                    Ended March 31,
                                                  1999          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $(113)        $2,784
  Adjustments to reconcile net income (loss)
   to net cash
   provided by operating activities:
     Depreciation and amortization               6,280          6,931
     Amortization of debt issue costs              167            167
     Change in deferred income taxes               (60)         1,058
     Net loss on disposition of assets             370            346
     Decrease in other current assets              412            341
     Decrease in income tax refund receivable      350            473
     Decrease in other current liabilities      (2,313)        (3,639)
                                              --------       --------
  Total adjustments                              5,206          5,677
                                              --------       --------
Net cash provided by operating activities        5,093          8,461

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (5,112)        (7,062)
  Decrease in construction contracts payable      (180)        (5,745)
  Proceeds from sale of assets                     386            104
  Increase (decrease) in deposits and other
     non-current assets                            (73)            86
                                              --------       --------
Net cash used in investing activities           (4,979)       (12,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable and
     long-term debt                                250         10,000
  Principal payments of notes payable, long-
     term debt and capitalized leases           (1,283)        (2,253)
  Issuance of shares upon exercise of stock
     options                                        -              31
                                              --------       --------
Net cash provided by (used in) financing
  activities                                    (1,033)         7,778

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     (919)         3,622

CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD                                        18,223         15,531
                                              --------       --------
CASH AND CASH EQUIVALENTS - END OF PERIOD     $ 17,304       $ 19,153
                                              ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest (net of amounts
     capitalized)                             $  8,608       $  9,229
  Assets purchased with long-term debt        $     44       $     38
                                              ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Principles of Consolidation and Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. ("Ameristar" or "ACI") and its wholly owned subsidiaries (collectively, the "Company"). The Company's principal subsidiaries, all of which are wholly owned, are Cactus Pete's, Inc. ("CPI"), Ameristar Casino Vicksburg, Inc. ("ACVI"), Ameristar Casino Council Bluffs, Inc. ("ACCBI") and Ameristar Casino Las Vegas, Inc. ("ACLVI"). ACI also owns A.C. Food Services, Inc. ("ACFSI"), a purchasing subsidiary, AC Hotel Corp. ("ACHC"), a wholly owned subsidiary of ACVI that owns and operates the Ameristar Hotel in Vicksburg, Mississippi and Ameristar Casino St. Louis, Inc. ("ACSLI"), which is pursuing a gaming license for a new casino to be developed in South St. Louis County, Missouri. All significant intercompany transactions have been eliminated.

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

     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles. However, the accompanying unaudited condensed consolidated financial statements do contain all adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position and its results of operations for the interim periods included therein. The interim results reflected in the condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year.

     Certain reclassifications, having no effect on net income, have been made to the prior period's condensed consolidated financial statements to conform to the current period's presentation.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Note 2 - Notes Payable and Long-Term Debt

     The Company maintains a $125 million revolving credit facility (the "Revolving Credit Facility") pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and Wells Fargo Bank, N.A. as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include ACFSI, ACHC or ACSLI. The Revolving Credit Facility binds the Borrowers to a number of affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. As of March 31, 2000, the Company was in compliance with all of the Revolving Credit Facility's covenants.

     Ameristar issued $100 million in 10-1/2% Senior Subordinated Notes due 2004 under an Indenture dated July 15, 1997 (the "Senior Subordinated Notes"). All of Ameristar's current subsidiaries other than ACSLI, which is in the developmental stage and has no operations and no material assets or liabilities (the "Guarantors"), have jointly and severally, and fully and unconditionally, guaranteed the Senior Subordinated Notes. Each of the Guarantors is a wholly owned subsidiary of Ameristar, and the Guarantors constitute all of Ameristar's direct and indirect subsidiaries other than ACSLI. Ameristar is a holding company with no operations independent of those of the Guarantors and no assets other than its investments in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Separate financial statements and certain other disclosures concerning the Guarantors are not included in this report because, in the opinion of management, they are not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to Ameristar in the form of cash dividends, loans or advances.

     On March 1, 2000, ACVI exercised its purchase option on one of the parcels of the Ameristar Vicksburg site that had previously been under lease. The purchase price for the parcel was approximately $4.6 million and was paid for by ACVI entering into two promissory notes in favor of the Seller of the parcels, one in the principal amount of $250,000 and the second in the principal amount of approximately $4.3 million. The $250,000 promissory note bears interest at the rate of 10.0% per annum, with principal and interest payable in 12 equal monthly installments. The $4.3 million promissory note bears interest at the rate of 10.0% per annum, with principal and interest payable in equal monthly installments through February 1, 2024.

Note 3 - Earnings (Loss) Per Share

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the computation and presentation of basic and diluted earnings per share for all periods for which an income statement is presented. Outstanding stock options issued by the Company represent the only dilutive securities.

     Options to purchase approximately 1,187,500 and 1,634,500 shares of common stock were outstanding at March 31, 1999 and March 31, 2000, respectively, at exercise prices ranging from $2.64 to $16.00 for both of the periods. For the three months ended March 31, 2000, approximately 1,463,700 options were included in the computation of diluted earnings per share for which the average market price of the Company's common shares during the period exceeded the options' exercise prices. For the three months ended March 31, 1999, no outstanding options were included in the computation of diluted loss per share because to do so would have been anti-dilutive.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company

     Ameristar Casinos, Inc. ("Ameristar" or "ACI") develops, owns and operates casinos and related hotel, food and beverage, entertainment and other facilities, with five properties in operation in Nevada, Mississippi and Iowa. Ameristar"s principal operations are conducted through four wholly owned subsidiaries:
Cactus Pete's, Inc. ("CPI"), Ameristar Casino Vicksburg, Inc. ("ACVI"), Ameristar Casino Council Bluffs, Inc. ("ACCBI"), and
Ameristar Casino Las Vegas, Inc. ("ACLVI"). Ameristar and its wholly owned subsidiaries are collectively referred to herein as the "Company."

     CPI owns and operates Cactus Petes Resort Casino and The Horseshu Hotel and Casino (collectively, the "Jackpot Properties"), two casino-hotels located in Jackpot, Nevada at the Idaho border. ACVI owns and operates a riverboat-themed dockside casino (the "Vicksburg Casino") and related land-based facilities, including a 150-room hotel (collectively, "Ameristar Vicksburg"), in Vicksburg, Mississippi. ACCBI owns and operates a riverboat casino (the "Council Bluffs Casino") and related land-based hotel and other facilities (collectively, "Ameristar Council Bluffs") in Council Bluffs, Iowa, across the Missouri River from Omaha, Nebraska. ACLVI owns and operates The Reserve Hotel Casino ("The Reserve"), an African safari and big game reserve themed facility in the Henderson-Green Valley suburban area of Las Vegas, Nevada.

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

Summary of Operating Results

     Ameristar posted record revenues for the three months ended March 31, 2000. Consolidated net revenues for the three months ended March 31, 2000 increased to $81.7 million, an increase of 17 percent compared to $70.0 million for the same quarter in 1999. Each of the Company's properties achieved increases in revenues with Ameristar Council Bluffs and The Reserve reporting the greatest percentage gains.

     Income from operations for the three months ended March 31, 2000 was $11.3 million, an increase of 82 percent compared to $6.2 million for the same period in 1999. The Company's operating income margin (operating income as a percentage of net revenues) increased to 13.9 percent for the three months ended March 31, 2000 compared to 8.9 percent for the same period in 1999. Total operating expenses as a percentage of net revenues decreased to 86.1 percent for the first quarter of 2000 compared to 91.1 percent for the first quarter of 1999. The improvement in the operating margin was due primarily to improved operating performance at all of the Company's properties, especially Ameristar Council Bluffs and Ameristar Vicksburg, partially offset by an increase in corporate overhead related to increased corporate staffing levels and the greater centralization of certain management functions.

     Net income for the quarter ended March 31, 2000 was $2.8 million compared to a net loss of $0.1 million for the same period in 1999. Earnings per share for the quarter ended March 31, 2000 were $0.14 compared to a loss per share of $0.01 for the same quarter in 1999.

Operating Results by Property

     Ameristar Council Bluffs posted another record quarter for both net revenues and operating income. Net revenues of $32.1 million for the quarter ended March 31, 2000 were 27 percent higher than net revenues of $25.4 million for the same quarter in 1999. Operating income increased by 64 percent for the three months ended March 31, 2000 compared to the same period in 1999. These improvements are due primarily to the recent casino expansion, which was completed in November 1999, a more aggressive marketing approach and the Company's strategic systemwide upgrading of slot technology, as well as the continued growth in the Council Bluffs gaming market.

     The Jackpot Properties' net revenues increased by 11 percent to $14.5 million for the three months ended March 31, 2000 compared to $13.1 million for the same period in 1999. The improvement is attributable primarily to an increase in casino revenues from the facility's new slot technology upgrades and the implementation of a strategic advertising campaign. Operating income increased by 7 percent for the three months ended March 31, 2000 compared to the same period in 1999. The increase is due primarily to the increase in revenues, partially offset by an increase in operating expenses (principally increases in employee compensation and marketing costs).

     Ameristar Vicksburg continues to be the gaming revenue market leader in Warren County, Mississippi with net revenues of $20.7 million for the three months ended March 31, 2000 compared to $19.1 million for the same period in 1999. Operating income for the three months ended March 31, 2000 increased by 50 percent compared to the same period in 1999. These improvements were primarily attributable to increased casino revenues from the expanded casino and the upgraded slot product (an overall increase of 35 percent or 300 additional slot machines) and improved marketing strategies combined with operating cost decreases.

     The Reserve Hotel Casino experienced significant improvement in operating results for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. During the first quarter of 2000, management continued to initiate strategies to drive revenues and capture market share. As a result of these implementations, net revenues for the quarter ended March 31, 2000 increased 16 percent compared to the same period in 1999. The Reserve reduced its operating loss to $0.5 million for the three months ended March 31, 2000 compared to its operating loss of $1.9 million for the same quarter in 1999, an improvement of 71 percent. The Company continues to seek further operating improvements at The Reserve through enhanced revenues and cost controls.

Consolidated Revenues and Expenses

     On a consolidated basis for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999, casino revenues increased $10.9 million or 19 percent. The increase is due primarily to the improved casino results previously discussed. Food and beverage revenues for the quarter ended March 31, 2000 increased $1.6 million or 14 percent compared to the same period in 1999. The improvement was due primarily to increased prices and additional covers in the food and beverage outlets. Room revenues for the quarter ended March 31, 2000 increased $0.2 million or 4 percent compared to the same period in 1999 as a result of a slight increase in hotel occupancy.

     For the quarter ended March 31, 2000, compared to the same period in 1999, casino expenses increased $4.3 million or 16 percent. This increase relates to increases in gaming taxes associated with the increased casino revenues, as well as increases in casino complimentary expenses and employee compensation and benefits. Food and beverage expenses for the quarter ended March 31, 2000 increased $0.4 million or 5 percent compared to the first quarter in 1999. The increase is due to the increased cost of product associated with the increase in revenues. Rooms expenses for the quarter ended March 31, 2000 increased by less than $0.1 million or 3 percent compared to the first quarter in 1999 due to a slight increase in employee compensation.

     Selling, general and administrative expenses (including utilities and maintenance and business development) increased $0.9 million or 5 percent for the quarter ended March 31, 2000 compared to the same quarter in 1999. This is primarily the result of an increase in corporate overhead related to increased corporate staffing levels and the greater centralization of certain management functions.

     Depreciation expense for the three months ended March 31, 2000 increased $0.7 million, or 10 percent over the same period in 1999, primarily due to the inclusion of new slot product and expansion projects at Ameristar Council Bluffs and Ameristar Vicksburg in the Company's depreciable basis for the current period, partially offset by certain assets in Vicksburg that are now fully depreciated and are no longer included in depreciation expense.

     Interest expense increased $0.6 million or 10 percent for the three months ended March 31, 2000 compared to the same period in 1999. The increased interest expense for the quarter reflects the additional debt incurred to finance the Company's various expansion projects and higher interest rates on those borrowings.

     The Company's effective federal income tax rate for the three months ended March 31, 2000 was 35.5 percent, versus the federal statutory rate of 34 percent. The difference between the effective rate and the statutory rate is due to certain expenses deducted in the current period for financial reporting purposes which are not deductible for tax purposes.

Liquidity and Capital Resources

     Cash flows provided by operating activities were $8.5 million for the three months ended March 31, 2000 compared to $5.1 million for the three months ended March 31, 1999. The majority of this increase is the result of improved operations at all of the Company's properties, offset partially by higher corporate overhead expenses.

     Cash flows used in investing activities were $12.6 million for the three months ended March 31, 2000 compared to $5.0 million for the three months ended March 31, 1999. The increase is due primarily to an increase in capital expenditures and a decrease in construction contracts payable. Capital expenditures of $7.1 million for the three months ended March 31, 2000 primarily relate to expansion projects at Council Bluffs and Vicksburg ($3.3 million), the purchase of new slot machines at Cactus Pete's and The Reserve ($2.6 million) and other capital expenditures for equipment and maintenance at each of the properties ($1.2 million).

     Cash flows provided by financing activities were $7.8 million for the three months ended March 31, 2000 compared to $1.0 million of cash flows used for the three months ended March 31, 1999. The increase is due primarily to an increase in borrowings incurred to finance the Company's various expansion projects.

     The Company had unrestricted cash of approximately $19.1 million as of March 31, 2000, compared to $15.5 million as of December 31, 1999, an increase of $3.6 million. The increase in unrestricted cash at March 31, 2000, results primarily from the improved operating performance and proceeds from additional debt borrowings, partially offset by capital expenditures and payments on construction contracts.

     The Company maintains a $125 million revolving credit facility (the "Revolving Credit Facility") pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and Wells Fargo Bank, N.A. ("WFB") as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include AC Hotel Corp. (a subsidiary of ACVI that owns the hotel at Ameristar Vicksburg), a purchasing subsidiary, or Ameristar Casino St. Louis, Inc. ("ACSLI"), the subsidiary formed in connection with the Company"s pursuit of a license for a casino in Lemay, Missouri (see below). At March 31, 2000, the outstanding principal balance of the Revolving Credit Facility was $117.0 million.

     Under the terms of the Revolving Credit Facility, concurrent with each loan draw, the Borrowers may select the interest rate based on either the London Interbank Offering Rate ("LIBOR") or WFB's prime interest rate. The applicable margins for both LIBOR draws and prime interest rate draws adjust semiannually based on the ratio of the Company"s consolidated total debt to consolidated cash flows, as measured by an EBITDA formula. As of March 31, 2000, the Borrowers have taken LIBOR draws totaling $117.0 million with an average interest rate of approximately 9.7 percent per annum.

     The Company has entered into an interest rate collar agreement with WFB to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's Revolving Credit Facility. Under the agreement, which covers $50.0 million of the borrowings on the Revolving Credit Facility, the Company has a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. For the three months ended March 31, 2000, the Company did not incur any additional interest as a result of this agreement. The agreement terminates on September 30, 2003 to coincide with the maturity of the Revolving Credit Facility.

     Borrowings under the Revolving Credit Facility may not  exceed
2.75 times the Borrowers' rolling four-quarter EBITDA (as defined) and the Borrowers' total funded debt may not exceed the Borrowers' rolling four-quarter EBITDA (as defined), multiplied by a factor that varies over time and which is currently 4.50. As of March 31, 2000 borrowings under the Revolving Credit Facility and the total funded debt of the Borrowers were approximately 2.13 times and 4.18 times the Borrowers' rolling four-quarter EBITDA (as defined), respectively. The Revolving Credit Facility binds the Borrowers to a number of additional affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. The covenants require a Minimum Tangible Net Worth (as defined) of $50.0 million plus 90 percent of net income as of the end of each quarter. As of March 31, 2000, the Company was in compliance with all covenants. At March 31, 2000, the maximum amount available under the Revolving Credit Facility was $120.0 million.

     The Company has recently obtained a commitment to refinance its Revolving Credit Facility, which would increase its available borrowing capacity to $265.0 million. The increased borrowing capacity would be used to fund a substantial portion of the development costs of the Company's proposed casino project in Lemay, Missouri, a community in South St. Louis County. The balance of the financing for this project will be provided primarily by operating cash flow. On October 28, 1999, ACSLI, a newly formed wholly owned subsidiary of ACI, filed an application with the Missouri Gaming Commission seeking a gaming license for this proposed casino, which application was supplemented by ACSLI on March 30, 2000. If awarded the license, the Company's current plans call for it to spend approximately $150 million to construct the new casino property.

     Ameristar issued $100 million in 10-1/2% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes") under an Indenture dated July 15, 1997 (the "Indenture"). In addition to Ameristar and the trustee, all of Ameristar's subsidiaries other than ACSLI (the "Guarantors") are parties to the Indenture for the purpose of guaranteeing (the "Guarantees") payments on the Senior Subordinated Notes. Interest is payable semiannually on February 1 and August 1, commencing February 1, 1998, at the per annum rate of 10.5%. The Senior Subordinated Notes and the Guarantees are not secured and are subordinate to all existing and future Senior
Indebtedness  (as  defined), which includes  the  Revolving  Credit
Facility.

     The Indenture includes covenants that restrict the ability of Ameristar and the Restricted Subsidiaries (as defined and which includes all Guarantors) from incurring future Indebtedness (as defined); provided, however, that Ameristar or any Guarantor may incur Indebtedness if the incurrence thereof would not result in the Consolidated Coverage Ratio (as defined) being less than 2.0 to
1.0  on  a rolling four-quarter basis.  The Indenture also  permits

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

     The Indenture also includes certain covenants that, among other things, limit the ability of Ameristar and its Restricted Subsidiaries to pay dividends or other distributions (excluding dividends and distributions from a Restricted Subsidiary to Ameristar or a Guarantor), make investments, repurchase subordinated obligations or capital stock, create certain liens (except those securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets, issue or sell subsidiary stock, create or permit restrictions on distributions from subsidiaries or enter into certain mergers and consolidations. The Company was in compliance with the covenants under the Indenture at March 31, 2000.

     On March 1, 2000, ACVI exercised its purchase option on one of the parcels of the Ameristar Vicksburg site that had previously been under lease. The purchase price for the parcel was approximately $4.6 million and was paid for by ACVI entering into two promissory notes in favor of the Seller of the parcels, one in the principal amount of $250,000 and the second in the principal amount of approximately $4.3 million. The $250,000 promissory note bears interest at the rate of 10.0% per annum, with principal and interest payable in 12 equal monthly installments. The $4.3 million promissory note bears interest at the rate of 10.0% per annum, with principal and interest payable in equal monthly installments through February 1, 2024.

     At March 31, 2000, the Company had other indebtedness, including obligations under capitalized leases, in an aggregate principal amount of approximately $42.2 million.

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

     Additional information concerning the Revolving Credit Facility, the Senior Subordinated Notes and the Company's other indebtedness is set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Company's Audited Financial Statements in Ameristar's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     The covenants under the Revolving Credit Facility limit the Company's ability to make capital expenditures in excess of specific permissible amounts. However, the lenders under the Revolving Credit Facility have waived the maximum capital expenditure limitation under the Revolving Credit Facility specifically for certain projects at Ameristar Council Bluffs, Ameristar Vicksburg and The Reserve. The waiver permits fiscal 1999 and 2000 capital expenditure projects to exceed the limit by approximately $43.3 million.

     Consolidated capital expenditures during the first three months of 2000 were $7.1 million. Management currently estimates that total capital expenditures for the remaining nine months of 2000 will be approximately $10.0 million. However, the amount of capital expenditures may vary based on budget modifications, construction schedule changes and other factors.

     The above-described capital expenditure requirements are expected to be funded out of draws under the Revolving Credit Facility, cash on hand, operating cash flows and purchase money and lease financing related to the acquisition of furniture, fixtures and equipment (including gaming equipment).

     Because the amount of borrowings permitted to be drawn at any time under the Revolving Credit Facility is determined in part by the Company's rolling four-quarter EBITDA (as defined), the Company's anticipated borrowings under the Revolving Credit Facility to fund a portion of any capital expenditure project will be dependent upon the level of the Company's aggregate operating cash flow. The Company experienced increases of $3.1 million in cash flows from operations and $5.8 million in EBITDA during the three months ended March 31, 2000 over the same period in 1999. The increases resulted largely from operating improvements at all of the Company's properties. Management anticipates that the operating improvements will continue during the remainder of the
year.   However,  no assurances can be given with  respect  to  the amount of operating cash flow or EBITDA of the Company for any future period or the timing, cost or scope of any project undertaken by the Company. At the present time, the Company does not anticipate undertaking capital expenditure projects during 2000 that could not be funded out of amounts anticipated to be available through anticipated internally generated cash flow and the Company's borrowing capacity under the Revolving Credit Facility.

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

Forward Looking Statements

     This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans," or words of similar meaning. Similarly, statements that describe the Company"s future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company, including but not limited to uncertainties concerning operating cash flow in future periods, the Company's borrowing capacity under the Revolving Credit Facility, the future operating performance of the Company's properties, the ability of the Company to undertake and complete capital expenditure projects (including its proposed casino project in Lemay, Missouri) and regulatory restrictions that could affect the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Item 1. Business - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 for a discussion of some of the factors, risks and uncertainties that could affect the Company's future results.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

     Except for the Revolving Credit Facility, under which $117.0 million was outstanding at March 31, 2000 and certain other long-term debt outstanding at March 31, 2000, in the aggregate amount of $6.3 million (collectively, the "Variable Rate Debt"), all of the Company's other long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest predominantly based on the WFB prime interest rate or LIBOR in effect from time to time, in each case plus an applicable margin determined by the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula. At March 31, 2000, the average interest rate applicable to the Variable Rate Debt was 9.6 percent. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at March 31, 2000 would increase the Company's annual interest costs by approximately $1.2 million. The Company has entered into an interest rate collar agreement with WFB to manage the effects of fluctuations in the interest rate applicable to up to $50.0 million in LIBOR draws under the Revolving Credit Facility.

     Although the Company manages its short-term cash assets with a view to maximizing return with minimal risk, the Company does not invest in market rate sensitive instruments for trading or other purposes, including so-called derivative securities, and the Company is not exposed to foreign currency exchange risks or commodity price risks in its portfolio transactions.

PART II.  OTHER INFORMATION

Item 5.Other Information

     On October 28, 1999, ACSLI, a newly formed wholly owned subsidiary of ACI, filed an application with the Missouri Gaming Commission seeking a gaming license for a site along the Mississippi River in Lemay, Missouri, a community in South St. Louis County. This application was supplemented by ACSLI on March 30, 2000. In conjunction with this application, ACSLI has entered into an agreement with the current lessee of the proposed site for the assignment of the lease. The Company has also recently obtained a commitment to refinance its Revolving Credit Facility, increasing its available borrowing capacity to $265 million to fund a substantial portion of the development costs for this project. The balance of the financing for this project will be provided primarily by operating cash flow.

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

     This project is in the preliminary stages and is subject to numerous contingencies, including, for example, the satisfactory completion of due diligence concerning the proposed site, the selection of the Company's application for investigation by the Missouri Gaming Commission, obtaining various other regulatory permits and approvals and completing financing arrangements for the project. The project is also subject to various development and construction risks typical of large-scale development projects of this type. Accordingly, there can be no assurances concerning the success of the Company's efforts to obtain a gaming license and to pursue the development of this project. The Company recently submitted a revised application for a gaming license to the Missouri Gaming Commission and expects the Missouri Gaming Commission to take action with respect to its application during 2000.


Item 6.Exhibits and Reports on Form 8-K

     a.   Exhibits filed as part of this report

          27   Financial Data Schedule

          99.1 Supplemental Agreement of Ameristar Casinos, Inc.


     b.   Reports on Form 8-K

          None

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERISTAR CASINOS, INC.
                                 Registrant



Date:  May 12, 2000              /s/ Thomas Steinbauer
                                 Thomas Steinbauer
                                 Senior Vice President of Finance and
                                 Treasurer (Principal Financial Officer)