Form 10-Q
period 2000-06-30
AMERISTAR CASINOS INC
filed 2000-08-14
CIK 912145

- 1 -


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                             FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 2000

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

As of August 12, 2000, 20,400,934 shares of Common Stock of the registrant were issued and outstanding.

                      AMERISTAR CASINOS, INC.
                             FORM 10-Q

                               INDEX

                                                         Page No(s).

Part I.  FINANCIAL INFORMATION

  Item 1.Financial Statements:

          A.   Condensed Consolidated Balance
               Sheets at December 31, 1999 and
               June 30, 2000 (unaudited)                    3 - 4

          B.   Condensed Consolidated Statements
               of Operations (unaudited) for the
               three and six months ended June 30,
               1999 and June 30, 2000                         5

          C.   Condensed Consolidated Statements
               of Cash Flows (unaudited) for the
               six months ended June 30, 1999 and
               June 30, 2000                                  6

          D.   Notes to Condensed Consolidated
               Financial Statements                         7 - 8

  Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                        9 - 15

  Item 3.Quantitative and Qualitative Disclosures
          about Market Risk                                  15


Part II.  OTHER INFORMATION

  Item 5.Other Information                                   16

  Item 6.Exhibits and Reports on Form 8-K                    16


SIGNATURE                                                    16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                  ASSETS

                                       December 31,       June 30,
                                           1999             2000
                                                         (Unaudited)

CURRENT ASSETS:

     Cash and cash equivalents           $15,531          $ 15,330
     Restricted cash                         142               156
     Accounts receivable, net              2,080             1,605
     Income tax refund receivable          1,450             2,358
     Inventories                           3,268             3,010
     Prepaid expenses and other expenses   5,162             6,078
     Deferred income taxes                 3,717             3,480
                                         -------           -------
          Total current assets            31,350            32,017

PROPERTY AND EQUIPMENT AND LEASEHOLD
  INTERESTS, net of accumulated
  depreciation and amortization of
  $108,949 and $120,574, respectively    328,617           330,815

EXCESS OF PURCHASE PRICE OVER FAIR MARKET
  VALUE OF NET ASSETS ACQUIRED            14,651            14,453

DEPOSITS AND OTHER ASSETS                  4,027             3,352
                                         -------           -------
                                       $ 378,645         $ 380,637
                                         =======           =======
                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (CONTINUED)
                              (IN THOUSANDS)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       December 31,       June 30,
                                           1999             2000
                                                         (Unaudited)

CURRENT LIABILITIES:

     Accounts payable                    $ 9,204          $  6,522
     Construction contracts payable        6,341             2,455
     Accrued liabilities                  29,539            29,219
     Current obligations under
       capitalized leases                  2,413             2,330
     Current maturities of notes payable
       and long-term debt                 10,615             9,803
                                          ------            ------
          Total current liabilities       58,112            50,329

OBLIGATIONS UNDER CAPITALIZED LEASES,
  net of current maturities               11,037             4,158

NOTES PAYABLE AND LONG-TERM DEBT,
  net of current maturities              231,853           244,163

DEFERRED INCOME TAXES                      9,474            11,481

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value:
       Authorized - 30,000,000 shares;
       Issued - None                         -                 -
     Common stock, $.01 par value:
       Authorized - 30,000,000
       Shares; Issued and outstanding -
       20,375,264 shares at December 31,
       1999 and 20,389,034 shares at
       June 30, 2000                         204               204
     Additional paid-in capital           43,083            43,119
     Retained earnings                    24,882            27,183
                                          ------            ------
          Total stockholders' equity      68,169            70,506
                                         -------           -------
                                        $378,645          $380,637
                                         =======           =======

                 AMERISTAR CASINOS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)

                                       Three Months        Six Months
                                      Ended June 30,     Ended June 30,
                                      1999      2000    1999       2000
REVENUES:
   Casino                           $62,865   $70,064  $120,949  $139,002
   Food and beverage                 12,286    13,328    23,708    26,321
   Rooms                              4,558     4,768     8,409     8,778
   Other                              2,628     3,120     5,014     5,766
                                    -------   -------   -------   -------
                                     82,337    91,280   158,080   179,867
   Less:  Promotional allowances      6,109     7,159    11,815    14,054
                                    -------   -------   -------   -------
       Net revenues                  76,228    84,121   146,265   165,813

OPERATING EXPENSES:
   Casino                            29,097    33,241    56,028    64,499
   Food and beverage                  8,222     8,834    15,664    16,645
   Rooms                              1,631     1,816     3,154     3,385
   Other                              2,473     3,018     4,830     5,600
   Selling,  general and
     administrative                  21,543    24,054    40,814    44,261
   Depreciation and amortization      5,893     7,155    12,173    14,086
                                     ------    ------   -------   -------
       Total operating expenses      68,859    78,118   132,663   148,476

Income from operations                7,369     6,003    13,602    17,337

OTHER INCOME (EXPENSE):
   Interest income                      118        27       178        72
   Interest expense                  (6,150)   (6,429)  (12,247)  (13,147)
   Other                                (40)     (280)     (409)     (626)
                                      -----     -----    ------    ------
INCOME  (LOSS)  BEFORE INCOME
  TAX PROVISION                       1,297      (679)     1,124    3,636
   Income tax provision (benefit)       518      (196)       458    1,335
                                      -----     -----      -----    -----
NET INCOME (LOSS)                   $   779    $ (483)  $    666  $ 2,301
                                      =====     =====      =====    =====
EARNINGS (LOSS) PER SHARE:
   Basic.......................     $   0.04   $ (0.02) $   0.03  $  0.11
   Diluted.....................     $   0.04   $ (0.02) $   0.03  $  0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic........................      20,360     20,387   20,360   20,382
   Diluted......................      20,360     20,387   20,360   20,712
                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                                (UNAUDITED)

                                                   Six Months
                                                 Ended June 30,
                                                1999        2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $  666       $2,301
                                               -----        -----
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization            12,173       14,086
     Amortization of debt issue costs            334          334
     Change in deferred income taxes           1,022        2,244
     Net loss on disposition of assets           409          626
     Decrease (increase) in other current
       assets                                    200         (197)
     Decrease (increase) in income tax refund
       receivable                                727         (908)
     Increase (decrease) in other current
       liabilities                             2,961       (3,002)
                                              ------        -----
  Total adjustments                           17,826       13,183
                                              ------       ------
Net cash provided by operating activities     18,492       15,484
                                              ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                       (10,857)     (18,472)
  Decrease in construction contracts payable    (913)      (3,886)
  Proceeds from sale of assets                   694        1,798
  (Increase) decrease in deposits and other
     non-current assets                         (144)         341
                                              ------       ------
Net cash used in investing activities        (11,220)     (20,219)
                                              ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable and
     long-term debt                              250       10,000
  Principal payments of notes payable, long-
     term debt and capitalized leases         (2,466)      (5,502)
  Issuance of shares upon exercise of stock
     options                                     -             36
                                               -----        -----
Net cash (used in) provided by financing
  activities                                  (2,216)       4,534
                                               -----        -----
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                  5,056         (201)

CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD                                      18,223       15,531
                                              ------       ------
CASH AND CASH EQUIVALENTS - END OF PERIOD    $23,279      $15,330
                                              ======       ======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest (net of amounts
     capitalized)                            $12,034      $13,679
  Assets purchased with long-term debt       $    44      $    38

             AMERISTAR CASINOS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. ("Ameristar" or "ACI") and its wholly owned subsidiaries (collectively, the "Company"). The Company's principal subsidiaries, all of which are wholly owned, are Cactus Pete's, Inc. ("CPI"), Ameristar Casino Vicksburg, Inc. ("ACVI"), Ameristar Casino Council Bluffs, Inc. ("ACCBI") and Ameristar Casino Las Vegas, Inc. ("ACLVI"). ACI also owns A.C. Food Services, Inc. ("ACFSI"), a purchasing subsidiary, AC Hotel Corp. ("ACHC"), a wholly owned subsidiary of ACVI that owns and operates the Ameristar Hotel in Vicksburg, Mississippi and Ameristar Casino St. Louis, Inc. ("ACSLI"), a subsidiary organized in connection with the Company's pursuit of a gaming license in South St. Louis County, Missouri. All significant intercompany transactions have been eliminated.

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

NOTE 2 - NOTES PAYABLE AND LONG-TERM DEBT

     The Company maintains a $125 million revolving credit facility (the "Revolving Credit Facility") pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and Wells Fargo Bank, N.A. as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include ACFSI, ACHC or ACSLI. The Revolving Credit Facility binds the Borrowers to a number of affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. One of these covenants prohibits the Company from investing more than $2 million in any subsidiary that is not a Borrower under the Revolving Credit Facility. As of June 30, 2000, the Company had invested approximately $2.47 million for ACSLI's potential casino development in St. Louis County. The Company has requested a waiver from the lenders for these expenditures, which the Company believes will be granted. As of June 30, 2000, the Company was in compliance with all of the Revolving Credit Facility's other covenants.

           Ameristar   issued  $100  million  in   10-1/2%   Senior
Subordinated Notes due 2004 under an Indenture dated July 15, 1997 (the "Senior Subordinated Notes"). All of Ameristar's current subsidiaries other than ACSLI, which has no operations and no material assets or liabilities (the "Guarantors"), have jointly and severally, and fully and unconditionally, guaranteed the Senior Subordinated Notes. Each of the Guarantors is a wholly owned subsidiary of Ameristar, and the Guarantors constitute all of Ameristar's direct and indirect subsidiaries other than ACSLI. Ameristar is a holding company with no operations independent of those of the Guarantors and no substantial assets other than its investments in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Separate financial statements and certain other disclosures concerning the Guarantors are not included in this report because, in the opinion of management, they are not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to Ameristar in the form of cash dividends, loans or advances.

     On March 1, 2000, ACVI exercised its purchase option on one of the parcels of the Ameristar Vicksburg site that had previously been under lease. The purchase price for the parcel was approximately $4.6 million and was paid for by ACVI entering into two promissory notes in favor of the Seller of the parcels, one in the principal amount of $250,000 and one in the principal amount of approximately $4.3 million. The $250,000 promissory note bears interest at the rate of 10.0% per annum, with principal and interest payable in 12 equal monthly installments. The $4.3 million promissory note bears interest at the rate of 10.0% per annum, with principal and interest payable in equal monthly installments through February 1, 2024.

     On May 1, 2000, ACVI exercised its purchase option on a second parcel of the Vicksburg site that had previously been under lease. The purchase price for this parcel was approximately $1.3 million, of which ACVI paid $125,000 upon closing and executed a promissory note for approximately $1.2 million. The promissory note matures on May 1, 2010. Pursuant to the promissory note, ACVI must make monthly principal and interest payments, with the interest rate being reset each year at a rate equal to 1.0% above the prime rate (as defined). The interest rate is currently 10.0%.

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

     Options to purchase approximately 1,286,000 and 1,535,928 shares of common stock were outstanding at June 30, 1999 and June 30, 2000, respectively, at exercise prices ranging from $2.64 to $16.00 for both of the periods. For the six months ended June 30, 2000, approximately 329,744 options were included in the computation of diluted earnings per share for which the average market price of the Company's common shares during the period exceeded the options' exercise prices. For the three and six month periods ended June 30, 1999, the outstanding shares did not cause any material dilution of the earnings per share. For the three-month period ended June 30, 2000, no outstanding options were included in the computation of diluted loss per share because to do so would have been anti-dilutive.

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

Summary of Operating Results

     Ameristar had record growth in revenues for the three and six months ended June 30, 2000. Consolidated net revenues for the three months ended June 30, 2000 increased to $84.1 million, an increase of 10.4 percent compared to $76.2 million for the same quarter in 1999. Net revenues for the six months ended June 30, 2000 were $165.8 million compared to $146.3 million in 1999. Each of the Company's properties achieved increases in revenues in the second quarter with Ameristar Council Bluffs and The Reserve reporting the greatest percentage gains. The growth in revenues is primarily the result of casino and parking expansions at the Company's Iowa and Mississippi properties, the companywide introduction of new technology slot machines and the strategic implementation of enhanced marketing programs.

     Income from operations for the three months ended June 30, 2000 was $6.0 million, a decrease of 18.5 percent compared to $7.4 million for the same period in 1999. The Company's operating income margin (operating income as a percentage of net revenues) decreased to 7.1 percent for the three months ended June 30, 2000 compared to 9.7 percent for the same period in 1999. Total operating expenses as a percentage of net revenues increased to
92.9 percent for the second quarter of 2000 compared to 90.3 percent for the second quarter of 1999. The increase in operating expenses, and corresponding decrease in income from operations and operating income margin, resulted primarily from costs associated with the Company's unsuccessful bid for a gaming license in St. Louis County, Missouri, increased depreciation related to property improvements and new gaming equipment and increased marketing costs. The increased marketing costs resulted from the Company's implementation of an aggressive marketing strategy at three of its properties using a variety of concurrent marketing campaigns as part of the successful effort to increase revenues and market share. For the six months ended June 30, 2000, income from operations reached an all time high of $17.3 million compared to $13.6 million for the same period in 1999.

     Net loss for the quarter ended June 30, 2000 was $0.5 million compared to a net income of $0.8 million for the same period in 1999. For the six months ended June 30, 2000, net income was $2.3 million compared to $0.7 million for the first six months of 1999. The Company had a loss per share for the quarter ended June 30, 2000 of $0.02 compared to earnings per share of $0.04 for the same quarter in 1999. Earnings per share for the first six months of 2000 were $0.11 compared to $0.03 for the first six months of 1999.

Operating Results by Property

     Ameristar Council Bluffs posted its third consecutive record quarter for net revenues. Net revenues of $32.2 million for the quarter ended June 30, 2000 were 13.8 percent higher than net revenues of $28.3 million for the same quarter in 1999. For the six months ended June 30, 2000, net revenues were $64.3 million compared to $53.6 million for the same period in 1999, a 20.0 percent increase. The total Council Bluff's gaming market has increased by 11.5% for the six months ended June 30, 2000 compared to the same period in 1999. Operating income decreased by $0.2 million or 2.9 percent for the three months ended June 30, 2000 and increased by $2.8 million or 28.0 percent for the six months ended June 30, 2000 compared to the same periods in 1999. Strong slot revenues resulting from the casino expansion and new technology slot machine upgrades, combined with an aggressive marketing strategy, were the primary factors contributing to record revenues for the quarter. Operating income for the second quarter declined in spite of the increased revenues due largely to increases in marketing costs, payroll, benefits and depreciation expense associated with the property's recent improvements and new gaming equipment.

     The Jackpot Properties' net revenues increased by 4.2 percent to $15.8 million for the three months ended June 30, 2000 compared to $15.2 million for the same period in 1999. For the six months ended June 30, 2000, net revenues were $30.4 million compared to $28.3 million for the same period in 1999, a 7.2 percent increase. Operating income decreased to $2.4 million and $5.0 million, respectively, for the second quarter and six-month period ended June 30, 2000, compared to $3.5 million and $5.9 million for the same periods in 1999. The increases in net revenues are attributed primarily to increased play on slot machines and the property's active promotional campaign. However, the increase in net revenues was offset by an increase in operating expenses (primarily increases in employee benefits, complimentary expenses and marketing costs). Cost-control measures and increased labor efficiencies continue at the Jackpot Properties in an effort to increase the overall operating performance.

       Ameristar Vicksburg maintained its position as the dominant gaming revenue market leader in Warren County, Mississippi with net revenues of $20.4 million for the second quarter of 2000 and $41.1 million for the first six months of 2000 compared to $19.3 million and $38.4 million, respectively, for the same periods in 1999. Operating income was $3.7 million for the second quarter of 2000 and $9.1 million for the six months ended June 30, 2000, compared to $4.0 million and $7.6 million, respectively, for the same periods in 1999. The revenue improvements were primarily attributable to increased casino revenues from the expanded casino and the upgraded slot product (an increase of 300 additional slot machines or 35 percent) and improved marketing strategies. Improved revenues were partially offset by increased operating costs, including increases in marketing costs and increased depreciation related to property improvements and new gaming equipment.

     The Reserve Hotel Casino experienced significant improvement in operating results for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. During the second quarter of 2000, management continued to initiate strategies to drive revenues and capture market share. As a result of these implementations, net revenues for the quarter ended June 30, 2000 increased 16.0 percent compared to the same period in 1999. Net revenues for the six months ended June 30, 2000 were up 15.8 percent over the corresponding period in 1999. The Reserve's net gaming revenues for the quarter ended June 30, 2000 increased
17.8 percent compared to an increase of 4.7 percent for the Boulder Strip generally. The Reserve reduced its operating loss to $0.2 million for the quarter ended June 30, 2000 and $0.7 million for the six months ended June 30, 2000 compared to its operating loss of $2.1 million and $4.0 million, respectively, for the same periods in 1999. The Company continues to seek further operating improvements at The Reserve through enhanced revenues and cost controls.

Consolidated Revenues and Expenses

     On a consolidated basis for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999, casino revenues increased $7.2 million or 11.5 percent. The increase is due primarily to the improved casino results previously discussed. Food and beverage revenues for the quarter ended June 30, 2000 increased $1.0 million or 8.5 percent compared to the same period in 1999. The improvement was due to increased prices and additional covers in the food and beverage outlets. Room revenues for the quarter ended June 30, 2000 increased $0.2 million or 4.6 percent compared to the same period in 1999 as a result of an increase in hotel occupancy and a slight increase in average rates.

     For the quarter ended June 30, 2000, compared to the same period in 1999, casino expenses increased $4.1 million or 14.2 percent. This increase relates to increases in gaming taxes associated with the increased casino revenues, as well as increases in player club cash payouts, cost of casino complimentaries and employee compensation and benefits. Casino expenses increased $8.5 million or 15.1 percent for the six months ended June 30, 2000 compared to the same period in the prior year for the same reasons. Food and beverage expenses for the quarter ended June 30, 2000 increased $0.6 million or 7.4 percent compared to the first quarter in 1999 and increased by $1.0 million, or 6.3 percent, for the six months ended June 30, 2000. The increase is due to the increased cost of product associated with the increase in revenues. Rooms expenses for the quarter ended June 30, 2000 increased by less than $0.2 million or 11.3 percent compared to the first quarter in 1999 due to a slight increase in employee compensation.

     Selling, general and administrative expenses (including utilities and maintenance and business development) increased $2.5 million or 11.7 percent for the quarter ended June 30, 2000 and increased $3.4 million or 8.4% for the six months ended June 30, 2000 compared to the same periods in 1999, respectively. This is primarily the result of the development costs incurred in connection with the Company's unsuccessful bid for a gaming license in South St. Louis County, Missouri (described more fully below), as well as increased marketing expenses associated with the Company's implementation of an aggressive marketing strategy in the second quarter of 2000. An increase in corporate overhead related to increased corporate staffing levels and the greater centralization of certain management functions also contributed to this increase.

     Depreciation expense for the three months ended June 30, 2000 and the six months ended June 30, 2000 increased $1.3 million, or
21.4 percent, and $1.9 million, or 15.7 percent, respectively, over the same periods in 1999. This is primarily due to the inclusion of new slot product and expansion projects at Ameristar Council Bluffs and Ameristar Vicksburg in the Company's depreciable basis for the current period, partially offset by certain assets in Vicksburg that are now fully depreciated and are no longer included in depreciation expense.

     Development costs for the St. Louis County project were $1.4 million for the three months ended June 30, 2000 and $1.9 million for the six months ended June 30, 2000 and had the effect of reducing income from operations by these amounts for the respective periods. These expenditures also had the effect of reducing earnings per share (net of tax benefits) by $0.04 and $0.06 for the three- and six-month periods ended June 30, 2000, respectively. The St. Louis County expenses reduced the operating income margin by 1.7 percent and 1.1 percent for the three- and six-month periods, respectively.

     Interest expense increased $0.3 million or 4.5 percent for the three months ended June 30, 2000 and increased $0.9 million or 7.3 percent for the six months ended June 30, 2000 compared to the same periods in 1999. The increased interest expense for the quarter reflects the additional debt incurred to finance the Company's various expansion projects and higher interest rates on those borrowings, offset by capitalization of interest in connection with expansion projects.

     The Company's effective federal income tax rate for the three months ended June 30, 2000 and the six months ended June 30, 2000 was 28.9 percent and 36.7 percent, respectively, versus the federal statutory rate of 34 percent. The difference between the effective rate and the statutory rate is due to certain expenses deducted in the current period for financial reporting purposes which are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operating activities were $15.5 million for the six months ended June 30, 2000 compared to $18.5 million for the six months ended June 30, 1999. The majority of this decrease is due to cash used to pay down trade payables.

     Cash flows used in investing activities were $20.2 million for the six months ended June 30, 2000 compared to $11.2 million for the six months ended June 30, 1999. The increase is due primarily to an increase in capital expenditures and a decrease in construction contracts payable. Capital expenditures of $18.5 million for the six months ended June 30, 2000 primarily relate to expansion projects at Ameristar Council Bluffs and Ameristar Vicksburg ($7.8 million), the purchase of new slot machines at Ameristar Vicksburg, the Jackpot Properties and The Reserve ($7.3 million) and other capital expenditures for equipment and maintenance at each of the properties.

     Cash flows provided by financing activities were $4.5 million for the six months ended June 30, 2000 compared to $2.2 million of cash flows used for the six months ended June 30, 1999. The increase is due primarily to an increase in borrowings incurred to finance the Company's various expansion projects.

     The Company maintains a $125 million revolving credit facility (the "Revolving Credit Facility") pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and Wells Fargo Bank, N.A. ("WFB") as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include AC Hotel Corp. (a subsidiary of ACVI that owns the hotel at Ameristar Vicksburg), a purchasing subsidiary or Ameristar Casino St. Louis, Inc ("ACSLI"), a subsidiary organized in connection with the Company's pursuit of a gaming license in South St. Louis County, Missouri. At June 30, 2000, the outstanding principal balance of the Revolving Credit Facility was $115.0 million. The maximum available borrowings under the agreement at July 1, 2000, was $115.0 million.

     Under the terms of the Revolving Credit Facility, concurrent with each loan draw, the Borrowers may select the interest rate based on either the London Interbank Offering Rate ("LIBOR") or WFB's prime interest rate. The applicable margins for both LIBOR draws and prime interest rate draws adjust semiannually based on the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula. As of June 30, 2000, the Borrowers have taken LIBOR draws totaling $115.0 million with an average interest rate of approximately 10.3 percent per annum.

     The Company has entered into an interest rate collar agreement with WFB to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's Revolving Credit Facility. Under the agreement, which covers $50.0 million of the borrowings on the Revolving Credit Facility, the Company has a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. For the six months ended June 30, 2000, the Company did not incur any additional interest as a result of this agreement. The agreement terminates on June 30, 2003 to coincide with the maturity of the Revolving Credit Facility.

     Borrowings under the Revolving Credit Facility may not  exceed
2.75 times the Borrowers' rolling four-quarter EBITDA (as defined) and the Borrowers' total funded debt may not exceed the Borrowers'
      rolling  four-quarter EBITDA (as defined),  multiplied  by  a factor that varies over time and which is currently 4.50. As of June 30, 2000, borrowings under the Revolving Credit Facility and the total funded debt of the Borrowers were approximately 2.12 times and 4.22 times the Borrowers' rolling four-quarter EBITDA (as defined), respectively. The Revolving Credit Facility binds the
Borrowers to a number of additional affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. The covenants require a Minimum Tangible Net Worth (as defined) of $50.0 million plus 90 percent of net income as of the end of each quarter. In addition, one of these covenants prohibits the Company from investing more than $2 million in any subsidiary that is not a Borrower under the Revolving Credit Facility. As of June 30, 2000, the Company had invested approximately $2.47 million for ACSLI's potential casino development in St. Louis County. The Company has requested a waiver from the lenders for these expenditures, which the Company believes will be granted. As of June 30, 2000, the Company was in compliance with all other covenants. At June 30, 2000, the maximum amount available under the Revolving Credit Facility was $120.0 million.

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

     The Indenture also includes certain covenants that, among other things, limit the ability of Ameristar and its Restricted Subsidiaries to pay dividends or other distributions (excluding dividends and distributions from a Restricted Subsidiary to Ameristar or a Guarantor), make investments, repurchase subordinated obligations or capital stock, create certain liens (except those securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets, issue or sell subsidiary stock, create or permit restrictions on distributions from subsidiaries or enter into certain mergers and consolidations. The Company was in compliance with the covenants under the Indenture at June 30, 2000.

     On March 1, 2000, ACVI exercised its purchase option on one of the parcels of the Ameristar Vicksburg site that had previously been under lease. The purchase price for the parcel was approximately $4.6 million and was paid for by ACVI entering into two promissory notes in favor of the Seller of the parcels, one in the principal amount of $250,000 and one in the principal amount of approximately $4.3 million. The $250,000 promissory note bears interest at the rate of 10.0% per annum, with principal and interest payable in 12 equal monthly installments. The $4.3 million promissory note bears interest at the rate of 10.0% per annum, with principal and interest payable in equal monthly installments through February 1, 2024.

     On May 1, 2000, ACVI exercised a second purchase option on one of the parcels of the Ameristar Vicksburg site that had previously been under lease. The purchase price for the parcel was approximately $1.3 million, of which ACVI paid $125,000 upon closing and executed a promissory note for approximately $1.2 million. The promissory note matures on May 1, 2010. Pursuant to the promissory note, ACVI must make monthly principal and interest payments, with the interest rate being reset each year at a rate equal to 1.0% above the prime rate (as defined). The interest rate is currently 10.0%.

     At   June  30,  2000,  the  Company  had  other  indebtedness,
including obligations under capitalized leases, in an aggregate principal amount of approximately $39.8 million.

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

     Consolidated capital expenditures during the first six months of 2000 were $18.5 million. Management currently estimates that total capital expenditures for the remaining six months of 2000 will be approximately $15 million. However, the amount of capital expenditures may vary based on budget modifications, construction schedule changes and other factors. The Company expects to fund any such capital expenditures out of draws under the Revolving Credit Facility, cash on hand, operating cash flows and purchase money and lease financing related to the acquisition of furniture, fixtures and equipment (including gaming equipment).

     Because the amount of borrowings permitted to be drawn at any time under the Revolving Credit Facility is determined in part by the Company's rolling four-quarter EBITDA (as defined), the Company's anticipated borrowings under the Revolving Credit Facility to fund a portion of any capital expenditure project will be dependent upon the level of the Company's aggregate operating cash flow. The Company experienced decreases of $6.4 million in cash flow from operations and $0.1 million in EBITDA during the three months ended June 30, 2000 compared to the same period in 1999. As discussed above in "Results of Operations - Summary of Operating Results" and "Results of Operations - Consolidated Revenues and Expenses," this decrease resulted primarily from costs associated with the Company's unsuccessful bid for a gaming license in St. Louis County, Missouri, increased depreciation related to property improvements and new gaming equipment and increased marketing costs. No assurances can be given with respect to the amount of operating cash flow or EBITDA of the Company for any future period or the timing, cost or scope of any project undertaken by the Company. At the present time, the Company does not anticipate undertaking capital expenditure projects during 2000 that could not be funded out of amounts anticipated to be available
      through anticipated internally generated cash  flow  and  the
Company's borrowing capacity under the Revolving Credit Facility.

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

FORWARD LOOKING STATEMENTS

     This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans," or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company, including but not limited to uncertainties concerning operating cash flow in future periods, the Company's borrowing capacity under the Revolving Credit Facility, the future operating performance of the Company's properties, the ability of the Company to undertake and complete capital expenditure projects and regulatory restrictions that could affect the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Item 1. Business - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 for a discussion of some of the factors, risks and uncertainties that could affect the Company's future results.


ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Except for the Revolving Credit Facility, under which $115.0 million was outstanding at June 30, 2000 and certain other long-term debt outstanding at June 30, 2000, in the aggregate amount of $2.4 million (collectively, the "Variable Rate Debt"), all of the Company's other long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest predominantly based on the WFB prime interest rate or LIBOR in effect from time to time, in each case plus an applicable margin determined by the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula. At June 30, 2000, the average interest rate applicable to the Variable Rate Debt was 10.2 percent. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at June 30, 2000 would increase the Company's annual interest costs by approximately $1.2 million. The Company has entered into an interest rate collar agreement with WFB to manage the effects of fluctuations in the interest rate applicable to a maximum of $50.0 million in LIBOR draws under the Revolving Credit Facility.

     Although the Company manages its short-term cash assets with a view to maximizing return with minimal risk, the Company does not invest in market rate sensitive instruments for trading or other purposes, including so-called derivative securities, and the Company is not exposed to foreign currency exchange risks or commodity price risks in its portfolio transactions.

PART II.  OTHER INFORMATION

ITEM 5.OTHER INFORMATION


     On July 26, 2000, the Company learned that the Missouri Gaming Commission had selected a competing project for investigation for a gaming license in the St. Louis, Missouri area, effectively ending the Company's application process for a gaming license in South St. Louis County for the foreseeable future.





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

                                 AMERISTAR CASINOS, INC.
                                 Registrant



Date:  August 12, 2000           /s/ Thomas Steinbauer
                                 Thomas Steinbauer
                                 Senior Vice President of Finance
and Treasurer
                                 (Principal Financial Officer)