Form 10-Q
period 2000-09-30
AMERISTAR CASINOS INC
filed 2000-11-17
CIK 912145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

As of November 12, 2000, 20,441,254 shares of Common Stock of the registrant were issued and outstanding.


AMERISTAR CASINOS, INC.

FORM 10-Q

INDEX

Page No(s).

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements:

A. Condensed Consolidated Balance Sheets at December 31, 1999 and September 30, 2000 (unaudited) 3 - 4

B. Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 1999 and September 30, 2000 5

C. Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 1999 and September 30, 2000 6

D. Notes to Condensed Consolidated Financial Statements 7 - 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 10 - 19

Item 3. Quantitative and Qualitative Disclosures about Market Risk 19

Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K 20

SIGNATURE 21

      PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	December 31,	September 30,
	1999	2000
		(Unaudited)

CURRENT ASSETS:

Cash and cash equivalents	$15,531	$16,066
Restricted cash	142	163
Accounts receivable, net	1,644	1,233
Income tax refund receivable	1,450	111
Inventories	2,458	2,150
Prepaid expenses	3,286	4,439
Deferred income taxes	3,716	2,740
Other current assets	672	803
Assets held for sale	131,331	71,227

Total current assets	160,230	98,932

PROPERTY AND EQUIPMENT AND LEASEHOLD INTERESTS,
net of accumulated depreciation and amortization of
$95,918 and $110,032, respectively	214,711	221,991

DEFERRED INCOME TAXES	-	9,131

DEPOSITS AND OTHER ASSETS	3,704	3,086

	$378,645	$333,140

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,	September 30,
	1999	2000
		(Unaudited)

CURRENT LIABILITIES:

Accounts payable	$5,551	$3,899
Construction contracts payable	6,341	1,995
Accrued liabilities	25,737	22,715
Current obligations under capitalized leases	986	2,889
Current maturities of notes payable and
long-term debt	10,615	10,288
Liabilities related to assets held for sale	12,025	9,612

Total current liabilities	61,255	51,398

OBLIGATIONS UNDER CAPITALIZED LEASES, net of
current maturities	7,894	4,884

NOTES PAYABLE AND LONG-TERM DEBT,
net of current maturities	231,853	243,111

DEFERRED INCOME TAXES	9,474	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value: Authorized - 30,000,000
shares; Issued - None	-	-
Common stock, $.01 par value: Authorized - 30,000,000
shares; Issued and outstanding - 20,375,264 shares at
December 31, 1999 and 20,427,281 shares at
September 30, 2000	204	204
Additional paid-in capital	43,083	43,224
Retained earnings (accumulated deficit)	24,882	(9,681)

Total stockholders' equity	68,169	33,747

	$378,645	$333,140

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	1999	2000	1999	2000
REVENUES:
Casino	$63,414	$71,992	$184,364	$210,994
Food and beverage	12,992	13,589	36,700	39,910
Rooms	4,823	4,959	13,231	13,738
Other	2,837	3,177	7,894	8,943
	84,066	93,717	242,189	273,585
Less: Promotional allowances	6,438	7,091	18,254	21,146
Net revenues	77,628	86,626	223,935	252,439

OPERATING EXPENSES:
Casino	30,230	33,872	87,357	98,371
Food and beverage	7,873	9,218	23,537	25,864
Rooms	1,776	1,784	4,930	5,168
Other	2,642	3,431	7,470	9,031
Selling, general and administrative	22,543	23,182	62,257	67,443
Depreciation and amortization	5,922	7,585	18,095	21,671
Impairment loss on assets held for sale	-	57,153	-	57,153
Total operating expenses	70,986	136,225	203,646	284,701

Income (loss) from operations	6,642	(49,599)	20,289	(32,262)

OTHER INCOME (EXPENSE):
Interest income	115	57	249	129
Interest expense	(6,220)	(6,886)	(18,468)	(20,033)
Other	(32)	(220)	(442)	(846)

INCOME (LOSS) BEFORE INCOME TAX
PROVISION (BENEFIT)	505	(56,648)	1,628	(53,012)
Income tax provision (benefit)	218	(19,784)	675	(18,449)

NET INCOME (LOSS)	$287	$(36,864)	$953	$(34,563)

EARNINGS (LOSS) PER SHARE:
Basic	$0.01	$(1.81)	$0.05	$(1.70)
Diluted	$0.01	$(1.81)	$0.05	$(1.70)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,360	20,407	20,360	20,391
Diluted	20,360	20,407	20,360	20,391

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	1999	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$953	$(34,563)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	18,095	21,671
Amortization of debt issue costs	501	368
Change in deferred income taxes	1,252	(17,628)
Net loss on disposition of assets	445	846
Impairment loss on assets held for sale	-	57,153
Increase in other current assets	(1,452)	(724)
Decrease in income tax refund receivable	2,615	1,339
Decrease in other current liabilities	(1,603)	(6,691)
Total adjustments	19,853	56,334
Net cash provided by operating activities	20,806	21,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,898)	(27,676)
Increase (decrease) in construction contracts payable	4,498	(4,346)
Proceeds from sale of assets	1,195	1,798
(Increase) decrease in deposits and other non-current assets	(576)	137
Net cash used in investing activities	(20,781)	(30,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and long-term debt	2,047	17,662
Principal payments of notes payable, long-term debt
and capitalized leases	(4,782)	(8,952)
Issuance of shares upon exercise of stock options	-	141
Net cash (used in) provided by financing activities	(2,735)	8,851

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(2,710)	535

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,223	15,531

CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,513	$16,066

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest (net of amounts capitalized)	$20,449	$23,146
Assets purchased with long-term debt	$44	$38

      AMERISTAR CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. ("Ameristar" or "ACI") and its wholly owned subsidiaries (collectively, the "Company"). The Company's principal subsidiaries, all of which are wholly owned, are Cactus Pete's, Inc. ("CPI"), Ameristar Casino Vicksburg, Inc. ("ACVI"), Ameristar Casino Council Bluffs, Inc. ("ACCBI") and Ameristar Casino Las Vegas, Inc. ("ACLVI"). ACI also owns A.C. Food Services, Inc. ("ACFSI"), a purchasing subsidiary, AC Hotel Corp. ("ACHC"), a wholly owned subsidiary of ACVI that owns and operates the Ameristar Hotel in Vicksburg, Mississippi, Ameristar Casino St. Louis, Inc. ("ACSLI"), a subsidiary organized in connection with the Company's pursuit of a gaming license in South St. Louis County, Missouri and Ameristar Casino St. Charles, Inc. ("ACSCI") and Ameristar Casino Kansas City, Inc. ("ACKCI"), subsidiaries formed in October 2000 to complete the acquisitions of two properties in St. Charles and Kansas City, Missouri, as described more fully in Note 4 below. All significant intercompany transactions have been eliminated.

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

Note 2 - Notes Payable and Long-Term Debt

The Company maintains a $115.0 million revolving credit facility (the "Revolving Credit Facility") pursuant to a Credit Agreement, as amended, among Ameristar and its principal subsidiaries (collectively, the "Borrowers"), a syndicate of bank lenders and Wells Fargo Bank, N.A. as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include ACFSI, ACHC, ACSLI, ACSCI or ACKCI. The Revolving Credit Facility binds the Borrowers to a number of affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters. One of these covenants prohibits the Company from investing more than $2 million in any subsidiaries that are not Borrowers under the Revolving Credit Facility. As of September 30, 2000, the Company had invested more than $2 million for ACSLI's potential casino development in St. Louis County as well as the Company's acquisition of the Kansas City

      and St. Charles properties from Station Casinos, Inc. Another covenant caps the amount of capital expenditures that may be made under the Revolving Credit Facility by the Company during any fiscal year at 5.0% of net revenues during the preceding fiscal year. During the nine month period ended September 30, 2000, the Company made $27.7 million of capital expenditures, exceeding the maximum amount allowable under the Revolving Credit Facility for the year 2000 by $8.8 million. The Company has received a tentative waiver from the lenders under the Revolving Credit Facility for each of these matters, subject to completing appropriate final documentation. As of September 30, 2000, the Company was in compliance with all of the Revolving Credit Facility's other covenants.

Ameristar issued $100 million in 10-1/2% Senior Subordinated Notes due 2004 under an Indenture dated July 15, 1997, as supplemented (the "Senior Subordinated Notes"). All of Ameristar's current subsidiaries other than ACSLI, which has no operations and no material assets or liabilities (the "Guarantors"), have jointly and severally, and fully and unconditionally, guaranteed the Senior Subordinated Notes. Each of the Guarantors is a wholly owned subsidiary of Ameristar, and the Guarantors constitute all of Ameristar's direct and indirect subsidiaries other than ACSLI. Ameristar is a holding company with no operations independent of those of the Guarantors and no substantial assets other than its investments in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Separate financial statements and certain other disclosures concerning the Guarantors are not included in this report because, in the opinion of management, they are not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to Ameristar in the form of cash dividends, loans or advances.

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

On May 1, 2000, ACVI exercised its purchase option on a second parcel comprising the Vicksburg site that had previously been under lease. The purchase price for this parcel was approximately $1.3 million, of which ACVI paid $125,000 upon closing and executed a promissory note for approximately $1.2 million. The promissory note matures on May 1, 2010. Pursuant to the promissory note, ACVI must make monthly principal and interest payments, with the interest rate being reset each year at a rate equal to 1.0% above the prime rate (as defined). The interest rate is currently 10.0%.

During the third quarter of 2000, the Company purchased 543 new technology slot machines for Ameristar Vicksburg and 110 new technology slot machines for the Jackpot Properties. The purchases for Ameristar Vicksburg, totaling approximately $4.5 million, were financed through a capital lease with Wells Fargo Equipment Financing, Inc. ("WFEF") having a term of four years and an effective interest rate of 10.4%. The purchases for the Jackpot Properties, totaling approximately $1.0 million, were financed through a capital lease with WFEF having a term of four years and an effective interest rate of 10.4%.

Note 3 - Earnings (Loss) Per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the computation and presentation

      of basic and diluted earnings per share for all periods for which an income statement is presented. Outstanding stock options issued by the Company represent the only dilutive securities.

Options to purchase approximately 1,492,000 and 1,539,888 shares of common stock were outstanding at September 30, 1999 and September 30, 2000, respectively, at exercise prices ranging from $2.64 to $16.00 for both of the periods. For the three- and nine-month periods ended September 30, 1999, the outstanding shares did not cause any material dilution of the earnings per share. For the three- and nine-month periods ended September 30, 2000, no outstanding options were included in the computation of diluted loss per share because to do so would have been anti-dilutive.

Note 4 - Subsequent Events

Acquisition of Kansas City and St. Charles, Missouri Properties

On October 17, 2000, the Company, through two newly formed wholly owned subsidiaries, agreed to acquire Station Casino Kansas City and Station Casino St. Charles from subsidiaries of Station Casinos, Inc. (the "Acquisitions). Ameristar Casino Kansas City, Inc. agreed to acquire substantially all of the assets of Kansas City Station Corporation for a purchase price of $315 million and Ameristar Casino St. Charles, Inc. agreed to acquire substantially all of the assets of St. Charles Riverfront Station, Inc. for a purchase price of $160 million. According to unaudited information published by Station Casinos, Inc., the Kansas City and St. Charles properties generated a combined $325.3 million in net revenues and $86.7 million in earnings before interest, income taxes, depreciation and amortization, for the twelve months ended September 30, 2000.

The Kansas City property features 140,000 square feet of casino space with 3,188 slot machines, 144 table games and 15 poker tables. Other amenities include 184 hotel rooms, six full-service restaurants, 10 express-service restaurants, 11 bars and lounges, an 18-screen movie theatre complex, an arcade and a Kid's Quest child-care facility. The St. Charles property, serving customers in the greater St. Louis area, presently includes 45,000 square feet of gaming space with approximately 1,850 slot machines, 51 table games and 15 poker tables. Several years ago, Station Casinos began construction of a new gaming facility at the St. Charles site, which construction has not been completed. The Company plans to complete the initial phase of this project, with some design modifications. When the initial phase of the project is finished, it is expected that the property will encompass 70,000 square feet of gaming space with a total of 2,300 slot machines and 70 table games as well as a variety of additional non-gaming amenities.

The Company has obtained financing commitments from affiliates of Deutsche Bank AG to fund the Acquisitions. The total financing package consists of a total of $875 million of financing to (1) complete the Acquisitions, (2) refinance certain existing indebtedness of the Company, (3) complete the St. Charles expansion ($100 million dedicated) and (4) provide working capital. The total amount of financing will be reduced to $825 million (without affecting the amount available for the St. Charles expansion) when the sale of The Reserve is consummated as described below.

The completion of the acquisition of the Missouri properties is subject to regulatory and various other approvals. The transactions are expected to close as soon as licensure of Ameristar is completed by the Missouri Gaming Commission, which is currently expected to occur in December 2000.

Sale of The Reserve

In a separate transaction, the Company, through its wholly owned subsidiary ACLVI, agreed on October 17, 2000 to sell substantially all of the assets of The Reserve to Lake Mead Station, Inc., a wholly owned subsidiary of Station Casinos, Inc., for $70 million. The sale of The Reserve is expected to close by the end of January 2001 subject to regulatory and various other approvals. The sale will result in a loss of

      approximately $57.2. The impairment loss was recorded as of September 30, 2000 as required by SFAS No. 121, "Accounting for Long Lived Assets and Long Lived Assets to Be Disposed Of", and reduced earnings per share for the three and nine months ended September 30, 2000 by $1.82. The assets and liabilities to be sold have been reclassified as current assets and liabilities in the accompanying condensed consolidated balance sheet based on the expected closing of the sale. The following table shows certain financial information for The Reserve, including the impairment loss of $57.2 million (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	2000	1999	2000
Net revenues	$12,973	$15,968	$38,867	$45,943

Loss from operations(1)	$(1,871)	$(58,280)	$(5,883)	$(58,980)

(1) Includes an impairment loss of $57.2 million in the three and nine months ended September 30, 2000.

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

Missouri Acquisitions, Disposition of The Reserve and Financing Plans

On October 17, 2000, the Company, through two newly formed wholly owned subsidiaries, agreed to acquire Station Casino Kansas City and Station Casino St. Charles from subsidiaries of Station Casinos, Inc. (the "Acquisitions"). Ameristar Casino Kansas City, Inc. agreed to acquire substantially all of the assets of Kansas City Station Corporation for a purchase price of $315 million and Ameristar Casino St. Charles, Inc. agreed to acquire substantially all of the assets of St. Charles Riverfront Station, Inc. for a purchase price of

      $160 million. According to unaudited information published by Station Casinos, Inc., the Kansas City and St. Charles properties generated a combined $325.3 million in net revenues and $86.7 million in earnings before interest, income taxes, depreciation and amortization, for the twelve months ended September 30, 2000.

The Kansas City property features 140,000 square feet of casino space with 3,188 slot machines, 144 table games and 15 poker tables. Other amenities include 184 hotel rooms, six full-service restaurants, 10 express-service restaurants, 11 bars and lounges, an 18-screen movie theatre complex, an arcade and a Kid's Quest child-care facility. The St. Charles property, serving customers in the greater St. Louis area, presently includes 45,000 square feet of gaming space with approximately 1,850 slot machines, 51 table games and 15 poker tables. Several years ago, Station Casinos began construction of a new gaming facility at the St. Charles site, which construction has not been completed. The Company plans to complete the initial phase of this project, with some design modifications. When the initial phase of the project is finished, it is expected that the property will encompass 70,000 square feet of gaming space with a total of 2,300 slot machines and 70 table games as well as a variety of additional non-gaming amenities.

John Finamore, president of Midwest operations for Station Casinos, Inc., Thomas P. Burke, general manager of the Kansas City property, Anthony J. Raymon, general manager of the St. Charles property, and Troy Stremming, general counsel of Midwest operations for Station Casinos, Inc., will join Ameristar at the close of the transaction under long-term employment agreements. This will provide for a smooth transition of the properties to Ameristar's ownership.

The Company has obtained financing commitments from affiliates of Deutsche Bank AG to fund the Acquisitions. The total financing package consists of a total of $875 million of financing to (1) complete the Acquisitions, (2) refinance certain existing indebtedness of the Company, (3) complete the St. Charles expansion ($100 million dedicated) and (4) provide working capital. The total amount of financing will be reduced to $825 million (without affecting the amount available for the St. Charles expansion) when the sale of The Reserve is consummated as described below.

In a separate transaction, the Company, through its wholly owned subsidiary ACLVI, agreed on October 17, 2000 to sell substantially all of the assets of The Reserve to Lake Mead Station, Inc., a wholly owned subsidiary of Station Casinos, Inc., for $70 million. The sale of The Reserve is expected to close by the end of January 2001 subject to regulatory and various other approvals. The sale will result in a loss of approximately $57.2 million and reduces the Company's earnings per share by $1.82 per share. The impairment loss was recorded as of September 30, 2000 and the assets and liabilities to be sold have been reclassified as current assets and liabilities in the accompanying condensed consolidated balance sheet based on the expected closing of the sale.

Results of Operations

The Company's quarterly and annual operating results may be affected by competitive pressures, the timing of the commencement of new gaming operations, the amount of preopening costs incurred by the Company, construction at existing facilities and general weather conditions. Consequently, the Company's operating results for any quarter or year may not be indicative of results to be expected for future periods. The Company's results of operations for the three months and nine months ended September 30, 2000 have been affected by the impairment loss attributable to the sale of The Reserve described above. For comparative purposes, the Company has provided certain operating information on both a pre-impairment-loss and a post-impairment-loss basis. The following table highlights the results of operations of Ameristar's operating subsidiaries for its principal properties:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	1999	2000	1999	2000
Consolidated cash flow information
Cash flow provided by operating activities	$2,314	$6,287	$20,806	$21,771
Cash flow used in investing activities	(9,561)	(9,868)	(20,781)	(30,087)
Cash flow provided by (used in)
financing activities	(519)	4,317	(2,735)	8,851

Net Revenues
Jackpot Properties	$15,946	$16,479	$44,274	$46,854
Ameristar Vicksburg	20,035	22,079	58,465	63,140
Ameristar Council Bluffs	28,673	32,100	82,317	96,390
The Reserve	12,973	15,968	38,867	45,943
Corporate / other	1	-	12	112
Consolidated	$77,628	$86,626	$223,935	$252,439

EBITDA (1)
Jackpot Properties	$3,709	$4,525	$11,207	$11,242
Ameristar Vicksburg	5,063	5,290	15,790	17,626
Ameristar Council Bluffs	7,601	8,011	21,265	25,551
The Reserve	16	952	(281)	4,491
Corporate / other	(3,829)	(3,639)	(9,597)	(12,346)
Consolidated	$12,560	$15,139	$38,384	$46,564

Operating income (loss)
Jackpot Properties	$2,954	$3,560	$8,894	$8,570
Ameristar Vicksburg	3,778	3,477	11,418	12,603
Ameristar Council Bluffs	5,730	5,422	15,746	18,239
The Reserve	(1,870)	(58,281)	(5,882)	(58,980)
Corporate / other	(3,950)	(3,777)	(9,887)	(12,694)
Consolidated	$6,642	$(49,599)	$20,289	$(32,262)

EBITDA margins (1)
Jackpot Properties	23.3%	27.5%	25.3%	24.0%
Ameristar Vicksburg	25.3%	24.0%	27.0%	27.9%
Ameristar Council Bluffs	26.5%	25.0%	25.8%	26.5%
The Reserve	0.1%	6.0%	(0.7%)	9.8%
Consolidated	16.2%	17.5%	17.1%	18.4%

Operating income (loss) margins
Jackpot Properties	18.5%	21.6%	20.1%	18.3%
Ameristar Vicksburg	18.9%	15.7%	19.5%	20.0%
Ameristar Council Bluffs	20.0%	16.9%	19.1%	18.9%
The Reserve	(14.4%)	(365.0%)	(15.1%)	(128.4%)
Consolidated	8.5%	(57.3%)	9.1%	(12.8%)

      (1) EBITDA consists of income from operations plus depreciation, amortization and impairment loss on assets held for sale. EBITDA margin is EBITDA as a percentage of net revenues. EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company has significant uses of cash flows, including capital expenditures and debt principal repayments, which are not reflected in EBITDA. It should also be noted that not all gaming companies that report EBITDA information calculate EBITDA in the same manner as the Company.

Summary of Operating Results

Ameristar had record growth in net revenues for the three and nine months ended September 30, 2000. Consolidated net revenues for the three months ended September 30, 2000 increased to $86.6 million, growing 11.6 percent from $77.6 million for the same quarter in 1999. Net revenues for the nine months ended September 30, 2000 were $252.4 million compared to $223.9 million for the same period in 1999, reflecting a growth rate of 12.7 percent. Each of the Company's properties achieved increases in revenues in the third quarter, with Ameristar Council Bluffs and The Reserve reporting the greatest percentage gains. The growth in revenues is primarily the result of casino and parking expansions at the Company's Iowa and Mississippi properties, the company-wide introduction of new technology slot machines and the strategic implementation of enhanced marketing programs.

The loss from operations for the three and nine months ended September 30, 2000 resulted from a $57.2 million loss on impairment of assets relating to the agreement to sell The Reserve, as discussed in Note 4 of "Notes to Condensed Consolidated Financial Statements." Loss from operations (including the impairment loss) for the three and nine months ended September 30, 2000 was $49.6 million and $32.3 million compared to income from operations of $6.6 million and $20.2 million for the same periods in 1999. Excluding the impairment loss, operations produced an increase in operating income of $0.9 million and $4.6 million for the three months and nine months ended September 30, 2000, as compared to the same periods in the prior year. These increases in operating income prior to the impairment loss resulted primarily from increased revenues, partially offset by increased depreciation expense as a result of expansions at the Company's Iowa and Mississippi properties, higher marketing costs and development costs related to the Company's unsuccessful bid for a gaming license in South St. Louis County, Missouri.

Net loss for the three and nine months ended September 30, 2000 includes the loss on impairment of assets relating to the agreement to sell The Reserve as discussed above, which reduced net income by $37.1 million (net of tax benefit) and reduced earnings per share by $1.82 (net of tax benefit). Net loss (including the impairment loss) for the quarter ended September 30, 2000 was $36.9 million, or $1.81 per share, compared to net income of $0.3 million, or $0.01 per share, for the same period in 1999. For the nine months ended September 30, 2000, net loss was $34.6 million, or $1.70 per share, compared to net income of $1.0 million, or $0.05 per share, for the first nine months of 1999. Excluding the impairment loss, an increase in net income of $1.6 million for the nine month period resulted from the factors discussed above, offset partially by higher interest expense.

      Operating Results by Property

Ameristar Council Bluffs' net revenues of $32.1 million for the quarter ended September 30, 2000 were 12.0 percent higher than net revenues of $28.7 million for the same quarter in 1999. For the nine months ended September 30, 2000, net revenues were $96.4 million compared to $82.3 million for the same period in 1999, a 17.1 percent increase. Strong slot revenues resulting from the casino expansion, new technology slot machine upgrades and the third deck of the boat being open were the primary factors contributing to strong revenues for the quarter. Ameristar Council Bluffs' increase in net revenue for the nine months ended September 30, 2000 was greater than the total Council Bluffs gaming market, which increased by 10.0% for the nine months ended September 30, 2000 over the same period in 1999. Operating income decreased by $0.3 million, or 5.4 percent, for the three months ended September 30, 2000 and increased by $2.5 million, or 15.8 percent, for the nine months ended September 30, 2000 compared to the same periods in 1999. Despite increased revenues, operating income for the third quarter declined slightly due to increases in marketing costs, payroll, benefits and depreciation expense associated with the property's recent improvements and new gaming equipment.

Ameristar Vicksburg maintained its position as the dominant gaming revenue market leader in central Mississippi with net revenues increasing 10.2 percent to $22.1 million for the third quarter of 2000 and increasing 8.0 percent to $63.1 million for the first nine months of 2000 compared to $20.0 million and $58.5 million, respectively, for the same periods in 1999. Operating income was $3.5 million for the third quarter of 2000 and $12.6 million for the nine months ended September 30, 2000, compared to $3.8 million and $11.4 million, respectively, for the same periods in 1999. The revenue improvements were primarily attributable to increased casino revenues from the expanded casino and the upgraded slot product and improved marketing strategies. Improved revenues were partially offset by increased operating costs, including increases in marketing costs and higher depreciation expense related to property improvements and new gaming equipment.

The Jackpot Properties' net revenues increased by 3.3 percent to $16.5 million for the three months ended September 30, 2000 compared to $15.9 million for the same period in 1999. For the nine months ended September 30, 2000, net revenues were $46.9 million compared to $44.3 million for the same period in 1999, a 5.8 percent increase. Operating income increased to $3.6 million compared to $3.0 million for the same period in 1999. Operating income decreased to $8.6 million for the nine-month period ended September 30, 2000, compared to $8.9 million for the same period in 1999. The increase in the third quarter's net revenues is attributed primarily to increased play on slot machines and the properties' promotional campaign. The increase in net revenues was partially offset by an increase in operating expenses (primarily increases in employee benefits, complimentary expenses and marketing costs). Cost control measures and increased labor efficiencies continue at the Jackpot Properties in an effort to increase the overall operating performance.

The Reserve Hotel Casino experienced significant improvement in operating results for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, excluding the impairment loss. During the third quarter of 2000, management continued to initiate strategies to drive revenues and capture market share. As a result of these strategies, net revenues for the quarter ended September 30, 2000 increased 23.1 percent compared to the same period in 1999. Net revenues for the nine months ended September 30, 2000 were up 18.2 percent over the corresponding period in 1999.

Consolidated Revenues and Expense

On a consolidated basis for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, casino revenues increased $8.6 million or 13.5 percent. The increase is due to the

      improved casino results at each of the properties previously discussed. Food and beverage revenues for the quarter ended September 30, 2000 increased $0.6 million or 4.6 percent compared to the same period in 1999. The improvement was due to increased prices and additional covers in the food and beverage outlets. Room revenues for the quarter ended September 30, 2000 increased $0.1 million or 2.8 percent compared to the same period in 1999 as a result of an increase in hotel occupancy and a slight increase in average rates.

For the quarter ended September 30, 2000, compared to the same period in 1999, casino expenses increased $3.6 million or 12.0 percent. This increase relates to increases in gaming taxes associated with the increased casino revenues, as well as increases in player club cash payouts, cost of casino complimentaries and employee compensation and benefits. Casino expenses increased $11.0 million or 12.6 percent for the nine months ended September 30, 2000 compared to the same period in the prior year for the same reasons. Food and beverage expenses for the quarter ended September 30, 2000 increased $1.3 million or 17.1 percent compared to the third quarter in 1999 and increased by $2.3 million, or 9.9 percent, for the nine months ended September 30, 2000. The increase is due to the increased cost of product associated with the increase in revenues. Rooms expenses for the quarter ended September 30, 2000 remained constant compared to the third quarter in 1999.

Selling, general and administrative expenses (including utilities and maintenance and business development) increased $0.6 million or 2.8 percent for the quarter ended September 30, 2000 and increased $5.2 million or 8.3 percent for the nine months ended September 30, 2000 compared to the same period in 1999, respectively. The increase for the nine months is primarily the result of the development costs incurred in connection with the Company's unsuccessful bid for a gaming license in South St. Louis County, Missouri as well as increased marketing expenses associated with the Company's implementation of an aggressive marketing strategy in the second quarter of 2000. Development costs for the St. Louis County project reduced income from operations by $1.9 million for the nine months ended September 30, 2000. An increase in corporate overhead related to increased corporate staffing levels and the greater centralization of certain management functions also contributed to the increase in administrative expenses.

Depreciation expense for the three and nine months ended September 30, 2000 increased $1.7 million, or 28.1 percent, and $3.6 million, or 19.8 percent, respectively, over the same periods in 1999. This is primarily due to the inclusion of new slot product and expansion projects at Ameristar Council Bluffs and Ameristar Vicksburg in the Company's depreciable basis for the current period, partially offset by certain assets in Vicksburg that are now fully depreciated.

Interest expense increased $0.7 million or 10.7 percent for the three months ended September 30, 2000 and increased $1.6 million or 8.5 percent for the nine months ended September 30, 2000 compared to the same periods in 1999. The increased interest expense for the quarter reflects the additional debt incurred to finance the Company's various expansion projects, slot technology upgrades and higher interest rates on all of the Company's floating rate debt.

The Company's effective federal income tax rate used to compute the tax benefit for the three months ended September 30, 2000 and the nine months ended September 30, 2000 was 34.8 percent versus the federal statutory rate of 35 percent. The difference between the effective rate and the statutory rate is due to certain expenses deducted in the current period for financial reporting purposes which are not deductible for tax purposes. The recorded tax benefit will result in a net operating loss carry-forward credit which may be used to offset taxable income in future years. In addition to the tax benefit resulting from the Company's net operating loss carry-forward credit from prior years, the Company will obtain a tax benefit in the form of a net operating loss carry-forward credit resulting from the sale of The Reserve. These tax benefits may be used to offset taxable income in future years.

      Liquidity and Capital Resources

Cash flows provided by operating activities were $21.8 million for the nine months ended September 30, 2000 compared to $20.8 million for the nine months ended September 30, 1999. The majority of this increase is due to the increase in operating income before the impairment loss on the pending sale of The Reserve.

Cash flows used in investing activities were $30.1 million for the nine months ended September 30, 2000 compared to $20.8 million for the nine months ended September 30, 1999. The increase is due primarily to an increase in capital expenditures and payments on construction contracts payable. Capital expenditures of $27.7 million for the nine months ended September 30, 2000 primarily relate to expansion projects at Ameristar Council Bluffs and Ameristar Vicksburg ($13.4 million), the purchase of new slot machines at all of the Company's properties ($12.6 million) and other capital expenditures for equipment and maintenance at each of the properties.

Cash flows provided by financing activities were $8.9 million for the nine months ended September 30, 2000 compared to $2.7 million of cash flows used for the nine months ended September 30, 1999. The increase is due primarily to an increase in borrowings incurred to finance the Company's various expansion projects and slot purchases.

The Company maintains a $115.0 million revolving credit facility (the "Revolving Credit Facility") pursuant to a Credit Agreement among Ameristar and its principal subsidiaries (the "Borrowers"), a syndicate of bank lenders and Wells Fargo Bank, N.A. ("WFB") as Agent Bank, Arranger and Swingline Lender. The Borrowers do not include AC Hotel Corp. (a subsidiary of ACVI that owns the hotel at Ameristar Vicksburg), a purchasing subsidiary, Ameristar Casino St. Louis, Inc., ("ACSLI"), a subsidiary organized in connection with the Company's pursuit of a gaming license in South St. Louis County, Missouri, Ameristar Casino St. Charles, Inc. or Ameristar Casino Kansas City, Inc., two subsidiaries formed to complete the Company's acquisition of properties in St. Charles and Kansas City, Missouri, respectively. At September 30, 2000, the Revolving Credit Facility was fully drawn with an outstanding principal balance of $115.0 million.

Under the terms of the Revolving Credit Facility, concurrent with each loan draw, the Borrowers may select the interest rate based on either the London Interbank Offering Rate ("LIBOR") or WFB's prime interest rate. The applicable margins for both LIBOR draws and prime interest rate draws adjust semiannually based on the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula. As of September 30, 2000, the Borrowers have taken LIBOR draws totaling $115.0 million with an average interest rate of approximately 10.3 percent per annum.

The Company has entered into an interest rate collar agreement with WFB to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's Revolving Credit Facility. Under the agreement, which covers $50.0 million of the borrowings on the Revolving Credit Facility, the Company has a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. For the nine months ended September 30, 2000, the Company did not incur any additional interest as a result of this agreement. The agreement terminates on June 30, 2003 to coincide with the maturity of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility may not exceed 2.75 times the Borrowers' rolling four-quarter EBITDA (as defined) and the Borrowers' total funded debt may not exceed 4.0 times the Borrowers' rolling four-quarter EBITDA. As of September 30, 2000, borrowings under the Revolving Credit Facility and the total funded debt of the Borrowers were approximately 1.95 times and 3.9 times the Borrowers' rolling four-quarter EBITDA (as defined), respectively. The Revolving Credit Facility binds the Borrowers to a number of additional affirmative and negative covenants, including promises to maintain

      certain financial ratios and tests within defined parameters. One of these covenants prohibits the Company from investing more than $2 million in any subsidiaries that are not Borrowers under the Revolving Credit Facility. As of September 30, 2000, the Company had invested more than $2 million for ACSLI's potential casino development in St. Louis County as well as the Company's acquisition of the Kansas City and St. Charles properties from Station Casinos, Inc. Another covenant caps the amount of capital expenditures that may be made by the Company during any fiscal year at 5.0% of net revenues during the preceding fiscal year. During the nine month period ended September 30, 2000, the Company had made $27.7 million of capital expenditures, exceeding the maximum amount allowable for the year 2000 by $8.8 million. The Company has received a tentative waiver from the lenders under the Revolving Credit Facility for each of these matters, subject to completing appropriate final documentation. As of September 30, 2000, the Company was in compliance with all of the Revolving Credit Facility's other covenants.

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

The Indenture also includes certain covenants that, among other things, limit the ability of Ameristar and its Restricted Subsidiaries to pay dividends or other distributions (excluding dividends and distributions from a Restricted Subsidiary to Ameristar or a Guarantor), make investments, repurchase subordinated obligations or capital stock, create certain liens (except those securing Senior Indebtedness), enter into certain transactions with affiliates, sell assets, issue or sell subsidiary stock, create or permit restrictions on distributions from subsidiaries or enter into certain mergers and consolidations. The Company was in compliance with the covenants under the Indenture at September 30, 2000.

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

On May 1, 2000, ACVI exercised a second purchase option on one of the parcels comprising the Ameristar Vicksburg site that had previously been under lease. The purchase price for the parcel was approximately $1.3 million, of which ACVI paid $125,000 upon closing and executed a promissory note for

      approximately $1.2 million. The promissory note matures on May 1, 2010. Pursuant to the promissory note, ACVI must make monthly principal and interest payments, with the interest rate being reset each year at a rate equal to 1.0% above the prime rate (as defined). The interest rate is currently 10.0%.

During the third quarter of 2000, the Company purchased 543 new technology slot machines for Ameristar Vicksburg and 110 new technology slot machines for the Jackpot Properties. The purchases for Ameristar Vicksburg, totaling approximately $4.5 million, were financed through a capital lease with Wells Fargo Equipment Financing, Inc. ("WFEF") having a term of four years and an effective interest rate of 10.4%. The purchases for the Jackpot Properties, totaling approximately $1.0 million, were financed through a capital lease with WFEF having a term of four years and an interest rate of 10.4%.

At September 30, 2000, the Company had total indebtedness, including obligations under capitalized leases, in an aggregate principal amount of approximately $261.2 million.

No assurance can be given that the Company will be able to satisfy, when necessary, the financial covenants under the Revolving Credit Facility, the Senior Subordinated Notes or other debt instruments for purposes of incurring additional debt, including draws under the Revolving Credit Facility. In addition, a failure to satisfy the financial covenants under the Revolving Credit Facility could either require the Company to reduce the outstanding balance of the Revolving Credit Facility, which requirements could adversely affect or exceed the Company's liquidity, or result in an event of default under one or more debt instruments. Adverse changes in the Company's operations or operating cash flow may affect the ability of the Company to satisfy these financial covenants.

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

Consolidated capital expenditures during the first nine months of 2000 were $27.7 million. Management currently estimates that total capital expenditures for the remaining three months of 2000 will be approximately $11.8 million (excluding the proposed acquisition of the Station Casino properties in St. Charles, Missouri and Kansas City, Missouri). However, the amount of capital expenditures may vary based on budget modifications, construction schedule changes and other factors. The Company expects to fund any such capital expenditures out of cash on hand, operating cash flows and purchase money and lease financing related to the acquisition of furniture, fixtures and equipment (including gaming equipment).

No assurances can be given with respect to the amount of operating cash flow or EBITDA of the Company for any future period or the timing, cost or scope of any project undertaken by the Company. At the present time, the Company does not anticipate undertaking capital expenditure projects during 2000 that could not be funded out of amounts anticipated to be available through internally generated cash flow (excluding the proposed acquisition of the Station Casinos, Inc. properties in St. Charles and Kansas City, Missouri).

As described above under the sub-heading "Missouri Acquisitions, Disposition of The Reserve and Financing Plans," the Company has obtained financing commitments from affiliates of Deutsche Bank AG to fund the Acquisitions and to refinance certain existing indebtedness of the Company.

Ameristar has not declared any dividends on its Common Stock in the past, and the Company intends for the foreseeable future to retain all earnings for use in the development of its business instead of paying cash dividends. In addition, as described above, the Revolving Credit Facility and the Senior Subordinated

      Notes obligate the Company to comply with certain financial covenants that may restrict or prohibit the payment of dividends.

Forward Looking Statements

This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans," or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company, including but not limited to uncertainties concerning operating cash flow in future periods, the Company's borrowing capacity under the Revolving Credit Facility or any replacement financing, the future operating performance of the Company's properties (including the properties to be acquired in Kansas City and St. Charles), the ability of the Company to undertake and complete capital expenditure projects (including the expansion project at St. Charles), the ability of the Company to complete the acquisition of the Kansas City and St. Charles properties or the sale of The Reserve and regulatory restrictions that could affect the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Item 1. Business - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 for a discussion of some of the factors, risks and uncertainties that could affect the Company's future results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except for the Revolving Credit Facility, under which $115.0 million was outstanding at September 30, 2000 and certain other long-term debt outstanding at September 30, 2000, in the aggregate amount of $2.4 million (collectively, the "Variable Rate Debt"), all of the Company's other long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest predominantly based on the WFB prime interest rate or LIBOR in effect from time to time, in each case plus an applicable margin determined by the ratio of the Company's consolidated total debt to consolidated cash flows, as measured by an EBITDA formula. At September 30, 2000, the average interest rate applicable to the Variable Rate Debt was 10.2 percent. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at September 30, 2000 would increase the Company's annual interest costs by approximately $1.2 million. The Company has entered into an interest rate collar agreement with WFB to manage the effects of fluctuations in the interest rate applicable to a maximum of $50.0 million in LIBOR draws under the Revolving Credit Facility.

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

      PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits filed as part of this report

10.1 Asset Purchase Agreement dated as of October 17, 2000 by and among Ameristar Casino Kansas City, Inc., Ameristar Casinos, Inc., Kansas City Station Corporation and Station Casinos, Inc.

10.2 Asset Purchase Agreement dated as of October 17, 2000 by and among Ameristar Casino St. Charles, Inc., Ameristar Casinos, Inc., St. Charles Riverfront Station, Inc. and Station Casinos, Inc.

10.3 Asset Purchase Agreement dated as of October 17, 2000 by and among Lake Mead Station, Inc., Station Casinos, Inc., Ameristar Casino Las Vegas, Inc. and Ameristar Casinos, Inc.

    Financial Data Schedule

b. Reports on Form 8-K

Form 8-K filed by the Company on October 26, 2000 with respect to the Press Release issued by the Company on October 18, 2000.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC.

Registrant

Date:  November 14, 2000 /s/ Thomas Steinbauer

Thomas Steinbauer

Senior Vice President of Finance and Treasurer

(Principal Financial Officer)