Form 10-Q/A
period 2000-09-30
AMERISTAR CASINOS INC
filed 2001-01-16
CIK 912145

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

This 10-Q/A-1 is being filed to correct the order of the documents. The attachments are now at the end of this filing. No other changes to the form 10-Q, filed on November 17, 2000, have been made.

AMERISTAR CASINOS, INC.

FORM 10-Q/A-1

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

Results of Operations

The Company's quarterly and annual operating results may be affected by competitive pressures, the timing of the commencement of new gaming operations, the amount of preopening costs incurred by the Company, construction at existing facilities and general weather conditions. Consequently, the Company's operating results for any quarter or year may not be indicative of results to be expected for future periods. The Company's results of operations for the three months and nine months ended September 30, 2000 have been affected by the impairment loss attributable to the sale of The Reserve described above. For comparative purposes, the Company has provided certain operating information on both a pre-impairment-loss and a post-impairment-loss basis. The following table highlights the results of operations of Ameristar's operating subsidiaries for its principal properties:

       Three Months Nine Months

Ended September 30, Ended September 30,

1999 2000 1999 2000

Consolidated cash flow information

Cash flow provided by operating activities $ 2,314 $ 6,287 $ 20,806 $ 21,771

Cash flow used in investing activities (9,561) (9,868) (20,781) (30,087)

Cash flow provided by (used in) financing activities (519) 4,317 (2,735) 8,851

Net revenues

Jackpot Properties $ 15,946 $ 16,479 $ 44,274 $ 46,854

Ameristar Vicksburg 20,035 22,079 58,465 63,140

Ameristar Council Bluffs 28,673 32,100 82,317 96,390

The Reserve 12,973 15,968 38,867 45,943

Corporate / other 1 -    12 112

Consolidated $ 77,628 $ 86,626 $ 223,935 $ 252,439

EBITDA (1)

Jackpot Properties $ 3,709 $ 4,525 $ 11,207 $ 11,242

Ameristar Vicksburg 5,063 5,290 15,790 17,626

Ameristar Council Bluffs 7,601 8,011 21,265 25,551

The Reserve 16 952 (281) 4,491

Corporate / other (3,829) (3,639) (9,597) (12,346)

Consolidated $ 12,560 15,139 $ 38,384 $ 46,564

Operating income (loss)

Jackpot Properties $ 2,954 $ 3,560 $ 8,894 $ 8,570

Ameristar Vicksburg 3,778 3,477 11,418 12,603

Ameristar Council Bluffs 5,730 5,422 15,746 18,239

The Reserve (1,870) (58,281) (5,882) (58,980)

Corporate / other (3,950) (3,777) (9,887) (12,694)

Consolidated $ 6,642 $ (49,599) $ 20,289 $ (32,262)

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

Consolidated 8.6% (57.3%) 9.1% (12.8%)

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

AMERISTAR CASINOS, INC.

Registrant

Date:  January 12, 2001 /s/ Thomas Steinbauer

Thomas Steinbauer

Senior Vice President of Finance and Treasurer

(Principal Financial Officer)