Form 10-K
period 2000-12-31
AMERISTAR CASINOS INC
filed 2001-03-30
CIK 912145

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                             ----------- -----------

                         Commission file number: 0-22494

                             AMERISTAR CASINOS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              NEVADA                                    88-0304799
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 2001, 20,518,282 shares of Common Stock of the registrant were issued and outstanding. The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 15, 2001 was approximately $18,142,690, based on the Nasdaq-NMS closing price for the registrant's Common Stock on such date.

Portions of the registrant's definitive Proxy Statement for its June 8, 2001 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

     Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to "Ameristar" refer to Ameristar Casinos, Inc. and all references to the "Company," "we," "our," "ours" and "us" refer to Ameristar and its consolidated subsidiaries. This Report contains certain forward-looking statements, including management's plans and objectives for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of words such as our management or we "believe," "anticipate," "intend," "expect," "plan," or words of similar meaning. Similarly, statements that describe our future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Item 1. Business -- Risk Factors" below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     We are a leading multi-jurisdictional gaming company that owns and operates casinos and related hotel and entertainment facilities with six properties in operation in Missouri, Iowa, Mississippi and Nevada. All of our principal operations are conducted through wholly owned subsidiaries of Ameristar. Our properties are:

     Ameristar Kansas City: Ameristar Kansas City is a casino and related hotel and other facilities located seven miles from downtown Kansas City. The casino opened in 1997 and is the newest and largest gaming facility in the Kansas City market. It features an historic Missouri riverboat theme, including a 184-room hotel, approximately 140,000 square feet of gaming space, 3,294 slot machines and 161 table games. Ameristar Kansas City offers a fully-integrated gaming, dining, lodging and entertainment experience in a spacious, land-based atmosphere specifically designed to attract customers from the greater Kansas City area, as well as strong visitor and overnight markets. Ameristar Kansas City was recently named the top tourist attraction in Missouri by a local Kansas City magazine.

     Ameristar Council Bluffs: Ameristar Council Bluffs is a riverboat casino and related land-based hotel and other facilities located in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska. We designed and operate Ameristar Council Bluffs as a destination resort to serve as the entertainment centerpiece for the region. The property currently features 444 hotel rooms, approximately 38,500 square feet of gaming space, 1,480 slot machines and 46 table games. In 1999, Ameristar Council Bluffs was awarded the prestigious Four-Diamond designation from the AAA and is the only riverboat property in the nation to carry such designation.

     Ameristar St. Charles: Ameristar St. Charles is a casino and entertainment facility situated immediately north of the Interstate 70 bridge in the St. Louis metropolitan area. The casino complex is strategically located to attract customers from the St. Charles and greater St. Louis area. The casino opened in 1994 and features approximately 45,000 square feet of gaming space, 1,875 slot machines and 40 table games. We intend to continue with a partially-completed expansion of the property that will result in a casino and entertainment facility with at least 70,000 square feet of gaming space, 2,400 slot machines and 60 table games, as well as expanded entertainment facilities. This expansion is expected to be completed in mid-2002.

     Ameristar Vicksburg: Ameristar Vicksburg is a riverboat-themed dockside casino and related hotel and other land-based facilities located in Vicksburg, Mississippi. The casino is located one-quarter mile north of Interstate 20, the main east-west thoroughfare connecting Atlanta and Dallas, approximately 45 miles west of Jackson, Mississippi. We opened Ameristar Vicksburg in 1994 and recently completed a renovation and enhancement of the casino facilities in which we added approximately 1,000 new generation multi-coin slot machines, while also refurbishing much of the non-casino facilities. The property features a 150-room hotel, approximately 39,000 square feet of gaming space, 1,200 slot machines and 50 table games.

     The Jackpot Properties: Cactus Petes Resort Casino and The Horseshu Hotel & Casino are two casino-hotels located in Jackpot, Nevada at the Idaho border. The Jackpot Properties have been operated since 1956 and serve customers primarily from Idaho, Oregon, Washington, Montana, northern California and southwestern Canadian provinces. Together, the Jackpot Properties feature 420 hotel rooms, approximately 28,500 square feet of gaming space, 1,028 slot machines and 29 table games. We market the Jackpot Properties to three separate markets: budget, quality and luxury and the properties offer hotel rooms, food and other amenities at levels that are affordable for each of these customer bases. Cactus Petes is rated a Four-Diamond property by the AAA and has been named "Best Hotel/Resort" in rural Nevada by Nevada Magazine for the last two years.

     The Reserve: In addition to the six properties that we currently own, until January 29, 2001, we owned The Reserve Hotel Casino in Henderson, Nevada, a suburb of Las Vegas. The Reserve features an African safari and big game reserve theme that includes statues of elephants, giraffes and other animals. On January 29, 2001, we sold The Reserve to Station Casinos, Inc. for $71.8 million in cash. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

BUSINESS AND MARKETING STRATEGIES

     Our business strategy is to: (1) emphasize quality dining, lodging, entertainment and other non-gaming amenities at affordable prices to complement and enhance our gaming operations, (2) promote our properties as entertainment destinations, (3) construct and expand facilities appropriate to individual markets, (4) emphasize courteous and responsive service to develop customer loyalty and (5) utilize marketing programs to promote customer retention. In selecting markets, we seek strong demographics and a favorable competitive environment. We believe this strategy will continue to distinguish us from our competitors, many of whom outside of Las Vegas have not emphasized non-gaming amenities in their operations to the same extent as us. Within markets, we look for sites with attractive, prominent locations and ease of access that will support the size and scope of our development plans.

     Our properties emphasize slot machine play, and we invest on an ongoing basis in new slot equipment to promote customer satisfaction and loyalty. To this end, we added more than 1,000 new generation multi-coin slot machines to our properties in 2000. All of our properties include table games such as blackjack, craps and roulette. In addition, Cactus Petes, Ameristar Vicksburg and the two Missouri properties offer poker and the Jackpot Properties offer keno and sports book wagering. We generally emphasize competitive minimum and maximum betting limits based on each market.

     Our gaming revenues are derived and are expected to continue to be derived from a broad base of customers, and we do not depend upon high-stakes players. We extend credit to our Nevada and Mississippi gaming customers only in limited circumstances and limited amounts on a short-term basis and in accordance with the credit restrictions imposed by gaming regulatory authorities. The Iowa and Missouri gaming statutes prohibit the issuance of casino credit.

     Our marketing strategy is to develop a loyal customer base by promoting the quality of our gaming, leisure and entertainment amenities that emphasize high standards of service and customer satisfaction. We use players clubs at each property to identify and retain preferred players and develop promotions and special events to encourage increased gaming activity by these customers. Our marketing programs also include a number of promotions, designed primarily to increase the frequency of customer visits within local markets, as well as tour and travel promotional packages in certain markets. We use direct mail promotions and a variety of advertising media to market our properties, including print, television, radio, outdoor and internet advertising.

EXPANSION PLANS

St. Charles Expansion

     We intend to complete an expansion of Ameristar St. Charles that includes a man-made protective basin containing two new gaming vessels, a new retail and entertainment complex featuring an approximately 550-seat buffet, a well-appointed steakhouse and an entertainment lounge. Our current plans provide that upon completion of the expansion, the casino will have approximately 2,400 slot machines and 60 table games in a total of approximately 70,000 square feet of gaming space located on two floors of the gaming vessel and will be similar in design to Ameristar Kansas City. We are considering an alternative design that would further expand the casino among other enhancements. The expansion project will result in the opening of an entirely new gaming and entertainment facility at our St. Charles location and allow us to sell the existing barge facilities or utilize them for alternative purposes.

     Prior to our acquisition of Ameristar St. Charles, the former owner invested approximately $169 million in the expansion project and completed building the protective basin, the porte cochere and the external physical structure of the new gaming vessels and a majority of the structure of the new restaurant and entertainment complex. In June 1997, the former owner of Ameristar St. Charles halted construction on the St. Charles expansion project. We estimate the remaining cost to complete the construction of the expansion project, as currently planned, to be approximately $110 million, including furniture, fixture and equipment costs that we estimate to be approximately $20 million. A substantial portion of the construction materials, equipment and fixtures for the St. Charles expansion were previously purchased by the former owner. Following the completion of the St. Charles expansion, the property will have available for future expansion up to an additional 70,000 square feet of gaming space and approximately 65,000 square feet of additional space in the land-based pavilion, each of which will require only interior build-out for completion. A substantial portion of this future expansion space has already been constructed by the former owner of the property. In addition, a substantial portion of the construction materials, equipment and fixtures for the future casino expansion space has been purchased.

     The construction is not expected to disrupt current operations of the casino gaming facilities because the currently operating gaming facilities are separate from the expansion project. We intend to complete the St. Charles expansion through a guaranteed maximum price construction contract. We plan to finance the construction of the St. Charles expansion with cash flow from operations and borrowings under our senior credit facilities. In connection with the acquisition of the St. Charles property, we assumed the contract with the general contractor for the St. Charles expansion and are negotiating to modify this contract to reflect our design changes. Furthermore, substantially all of the subcontracts for the expansion project remain in effect.

     We believe the St. Charles expansion project fulfills a strategic need in the St. Louis market and that, upon completion of the expansion, Ameristar St. Charles will be the premier gaming facility in the St. Louis market. We anticipate the expansion project will be completed in mid-2002.

General Expansion Strategy

     We seek to expand our operations through a variety of means, including entering new North American markets created by the legalization of casino gaming, developing new casinos or buying existing casinos in established North American casino gaming markets, expanding through continued growth at our existing properties, and selectively pursuing expansion projects through Native American reservations in North America. Although our preference is to own and operate each of our gaming properties, we also consider expansion opportunities involving management contracts or joint ventures.

     Consistent with our expansion strategy, we recently acquired two properties in Kansas City and St. Charles, Missouri, expanded the casino, remodeled restaurants and added parking at Ameristar Vicksburg and added a third deck to the casino and a parking garage at Ameristar Council Bluffs. We consider enhancement projects for each property on an ongoing basis. In doing so, we evaluate the operating performance of each property, the anticipated relative costs and benefits of the projects under consideration, the availability of cash flow and debt financing to fund capital expenditures and competitive and other relevant factors.

     We believe that our long-term success in our current markets and expanding into new markets will depend in part on our ability to distinguish our operations from those of our competitors. Our strategy of including quality non-gaming amenities in our facilities, such as lodging, dining and entertainment, is intended to provide these competitive distinctions. The scope of non-gaming amenities to be offered at existing properties and future expansion projects will be determined in part by competitive factors within a particular market and the nature of our participation in a particular project. In addition, we believe the selection of attractive expansion markets and quality locations within those markets will continue to be important to our growth. In selecting expansion opportunities, we seek a strong demographic market with a favorable competitive environment and a site in the market with an attractive, prominent location and ease of access that will support the size and scope of our development plans.

PROPERTY PROFILES

     The following table presents selected statistical and other information concerning our properties as of March 15, 2001.


                             AMERISTAR          AMERISTAR            AMERISTAR            AMERISTAR            THE JACKPOT
                            KANSAS CITY      COUNCIL BLUFFS         ST. CHARLES           VICKSBURG            PROPERTIES
                            -----------      --------------         -----------           ---------            ----------
  Opening Date            January 1997        January 1996           May 1994          February 1994             1956

  Casino Square
  Footage (approx.)         140,000              38,500               45,000               39,000               28,500

  Slot Machines              3,294               1,480                1,875                1,200                 1028

  Table Games                 161                  46                   40                   50                   29

  Hotel Rooms                 184                444(1)                 --                  150                   420

  Restaurants/Bars           15/11                5/6                  3/3                  3/4                   5/4

  Restaurant/Bar
  Seating Capacity         2,513/379           1,093/191              400/40               564/46               584/120

  Guest Parking
  Spaces                     5,000               3,000                4,000                1,700                 1,030

  Other Amenities      Kids Quest         Kids Quest           Entertainment        Entertainment        356-seat Showroom;
                       Children's         Children's Activity  lounge; Gift Shop    lounge; Gift Shop    Sports Book; Keno;
                       Activity Center    Center (2); Meeting                                            Meeting Space;
                       (2); 1,400-seat    Space; Indoor                                                  Swimming Pool; Gift
                       Entertainment      Swimming Pool &                                                Shop; General Store;
                       Facility;          Spa; Exercise                                                  Service Station;
                       18-screen Movie    Facility; Gift                                                 Amusement Arcade
                       Theater (2);       Shop; Amusement
                       Video Arcade (2);  Arcade
                       Gift Shop

  Operating
  Subsidiary           Ameristar.Casino   Ameristar Casino     Ameristar Casino     Ameristar Casino     Cactus Pete's, Inc.
                       Kansas City, Inc.  Council Bluffs,      St. Charles, Inc.    Vicksburg, Inc.      ("CPI")
                       ("ACKCI")          Inc. ("ACCBI")       ("ACSCI")            ("ACVI")

-------------------
(1) Includes 284 rooms currently operated by affiliates of Kinseth Hospitality Corporation located on land owned by us and leased to affiliates of Kinseth.
(2) Operated by a third party.

AMERISTAR KANSAS CITY

     Ameristar Kansas City originally opened in January 1997 and we acquired the property in December 2000. The property is a master-planned gaming and entertainment destination facility featuring an historic Missouri riverboat theme and is strategically located to attract customers from the greater Kansas City area, as well as tourists from outside the region. The property is located on approximately 183 acres immediately east of the heavily traveled Interstate 435 bridge, seven miles east of downtown Kansas City. Ameristar Kansas City's marketing programs are specifically designed to effectively target and capture repeat customer demand from the local customer base and also capture the strong visitor and overnight markets. We believe that Ameristar Kansas City has specific advantages relative to other gaming facilities in the region and that it is the premier gaming facility in the Kansas City market. The site is adjacent to the Interstate 435 bridge, which supports an average traffic flow of approximately 88,000 cars per day. Interstate 435 is a six-lane, north-south expressway offering quick and easy accessibility and direct visibility of the site.

     We believe the Ameristar Kansas City facility offers a full Las Vegas-style gaming experience in the Midwest. The Ameristar Kansas City facility features:

     o two permanently docked gaming vessels situated in a man-made protective basin with an historic Missouri riverboat theme,

     o an approximately 140,000 square-foot gaming space with approximately 3,294 slot and video poker machines and 161 table games, including a poker room,

     o    a land-based 184-room hotel and 5,000 parking spaces, and

     o a land-based entertainment center with seven full-service restaurants, several fast-food outlets, eleven bars and lounges, a 1,400-seat Grand Pavilion, a Kid's Quest child-care facility, an 18-screen movie theater complex, a 5,700-square foot non-gaming video arcade and a gift shop.

     Ameristar Kansas City's restaurants offer a variety of high-quality food at reasonable prices. Restaurants include an all-you-can-eat live action buffet featuring Italian, Mexican, Chinese, barbecue, and traditional American fare, a restaurant featuring fine Italian cuisine and a wine bar with an extensive selection, a restaurant featuring southwestern foods, a restaurant featuring fresh Louisiana style seafood, and a restaurant featuring a wide selection of micro-brewed lagers and an assortment of American and Bavarian cuisine. In addition, Ameristar Kansas City leases space to a well-known Kansas City favorite, Arthur Bryant's Barbeque. Furthermore, among other awards and distinctions, the property's restaurants were voted "Best of Kansas City" in five different categories in Kansas City Magazine's 2000 Annual Readers Survey.

     Market. The Kansas City gaming market is the twelfth largest in the United States with gaming revenues for the year ended December 31, 2000 of $559 million. The Kansas City market consists of four casinos located in Kansas City, including Ameristar Kansas City, and a fifth located approximately 50 miles north in St. Joseph, Missouri. The Kansas City market has over 1.4 million adults residing within a 50 mile radius and is insulated from other gaming markets, with no significant competition within 100 miles.

     In September 1999, Missouri began allowing continuous boarding on riverboats in the St. Louis market and in November 1999, Missouri began allowing continuous boarding on riverboats in the Kansas City market. Prior to this policy change, casino patrons were permitted to board gaming facilities only during the first 45 minutes of each two-hour period. In August 2000, Missouri legislation became effective authorizing the use of slot machines that exchange paper currency into electronic credit instead of tokens, so that patrons are not required to manually deposit tokens into gaming machines. This change allows for faster, more convenient play, especially on new generation, multi-coin slot machines that have proven popular in other gaming jurisdictions without such regulations.

     Competition. Ameristar Kansas City competes primarily with three other gaming operations located in and around Kansas City, Missouri. Gaming has been approved by local voters in jurisdictions near Kansas City, including St. Joseph, Missouri, which is located approximately 50 miles north of Kansas City and currently has one riverboat gaming operation. Since the opening of Ameristar Kansas City in 1997, Sam's Town, the closest casino to Ameristar Kansas City, closed, and Boyd Gaming, the owner of Sam's Town, sold most of Sam's Town's assets to Harrah's Entertainment Inc. Sam's Town has remained closed since its acquisition by Harrah's, which has announced its intention to sell the property with a covenant restricting its use to non-gaming purposes.

     In June 2000, Isle of Capri purchased the Flamingo Hilton and commenced a substantial renovation of the property, which was partially completed in the first quarter of 2001 and is expected to be completed in the second quarter of 2001. We believe that during this construction period, Isle facility patrons were displaced by the construction and many frequented Harrah's North Kansas City.

     In May 2000, Harrah's North Kansas City, located approximately five miles from Ameristar Kansas City and currently the closest operating casino to Ameristar Kansas City, announced plans for facilities enhancements including consolidation of gaming space onto one expanded vessel. We cannot be sure what effect, if any, this will have on our operations or our ability to compete in the Kansas City market.

     In April 2000, the Boonville City Council approved the Isle of Capri riverboat gaming operation on a site that has received preliminary site and development approval from the Missouri Gaming Commission and which is located approximately 105 miles from Ameristar Kansas City. Boonville is located in an area that is not currently served by Missouri gaming facilities.

AMERISTAR COUNCIL BLUFFS

     We opened Ameristar Council Bluffs in January 1996 under one of three gaming licenses currently issued for the Council Bluffs gaming market. Ameristar Council Bluffs is located on the bank of the Missouri River across from Omaha, Nebraska and is adjacent to the Nebraska Avenue exit on Interstate 29 immediately north of the junction of Interstate 29 and Interstate 80. We designed Ameristar Council Bluffs as a destination resort intended to serve as an entertainment centerpiece of the region. Ameristar Council Bluffs features architecture reminiscent of a gateway river town in the late 1800s. The design complements existing characteristics of Council Bluffs while giving the property its own distinctive personality. Ameristar Council Bluffs opened in stages during 1996 and early 1997. The approximately 50-acre Ameristar Council Bluffs site is large enough to accommodate future land-based expansion. In 1999, Ameristar Council Bluffs was awarded the prestigious Four-Diamond designation from the AAA and the property is the only riverboat property in the nation to carry this designation.

     The Council Bluffs Casino is an approximately 52,000 square foot three-level, cruising riverboat measuring 272 feet long by 98 feet wide with a casino of approximately 38,500 square feet. The third level addition to the riverboat was completed in November 1999, increasing the number of gaming positions by approximately 400. By building the vessel with high ceilings and making it 98 feet wide, the casino has the spacious feel of a land-based facility. Escalators and an elevator connect all levels of the riverboat. The casino is open 24 hours a day, seven days a week and is required to make a two-hour cruise a minimum of 100 days per year during the "excursion season," which is defined as April 1 through October 31. If the riverboat fails to satisfy this cruising requirement, it will not be allowed to operate during the balance of the year. However, we believe that the Iowa Racing and Gaming Commission would grant a waiver from this requirement should dangerous cruising conditions preclude the riverboat from making the minimum number of cruises.

     Guests enter the riverboat from shore via an enclosed ramp from the 68,000-square foot Main Street Pavilion and from the newly completed, fully enclosed parking garage. The Main Street Pavilion is a self-contained complex featuring an Ameristar hotel, restaurants and entertainment options for children and adults. The interior of the Pavilion is designed to replicate a Victorian-era main street. The main level of the Pavilion includes a buffet, a 24-hour coffee shop, a steak house and a sports bar cabaret, all of which are operated by us. Rising above the Pavilion is a five-story, 160-room, full-service Ameristar hotel that offers a panoramic view of the Missouri River and the Council Bluffs Casino. The Main Street Pavilion also includes a children's activity center operated by New Horizon Kids Quest, Inc. and owned by a joint venture between that company and Ameristar Council Bluffs. A 1,000 space parking garage, adjacent to the pavilion, was completed in Spring 2000.

     In September 2000, Ameristar Council Bluffs completed the new 100-seat Atrium restaurant adjacent to the casino entrance as well as an expanded and enhanced VIP Lounge. In addition, as part of an approximately $7.4 million capital improvement program, we are currently renovating and enhancing the first two levels of the casino at Ameristar Council Bluffs, as well as refurbishing the sports bar and converting the 24-hour coffee shop to a 24-hour bakery and restaurant.

     We have leased a portion of the Ameristar Council Bluffs site to an affiliate of Iowa-based Kinseth Hospitality Corporation for a 188-room, limited-service Holiday Inn Suites hotel that opened on March 31, 1997 and was expanded during 1999. Kinseth developed and operates this hotel. The Holiday Inn Suites hotel and the Main Street Pavilion are connected by a climate-controlled walkway that also connects to the indoor pool and spa and the exercise room. We have leased another portion of the Ameristar Council Bluffs site to another affiliate of Kinseth for a 96-room Hampton Inn hotel. Kinseth developed and operates this hotel, which is connected to the Holiday Inn Suites Hotel and the Main Street Pavilion by climate-controlled walkways. The Hampton Inn hotel opened on March 2, 2001.

     Market. Council Bluffs has a population of approximately 54,000 people. Council Bluffs forms part of the greater Omaha, Nebraska/Council Bluffs, Iowa metropolitan area, which has a population of approximately 690,000. Approximately 1.0 million people live within a 50-mile radius, and approximately
1.7 million people live within a 100-mile radius, of Council Bluffs. The median household income of the greater metropolitan area is approximately $42,000, with an unemployment rate of approximately 2.1%. Based on available data, Council Bluffs is currently the strongest gaming market in Iowa. Gaming revenues in the Council Bluffs gaming market for the year ended December 31, 2000 were $347 million, an increase of $20 million over 1999.

     Competition. Three gaming licenses have been issued for the Council Bluffs gaming market to Iowa West Racing Association. We operate our casino at Ameristar Council Bluffs pursuant to an operating agreement with Iowa West Racing Association. The other casinos operating under these licenses are Harveys Casino Hotel, which operates a riverboat casino in close proximity to Ameristar Council Bluffs, and Bluffs Run Casino, a year-round dog track and casino owned by a subsidiary of Harveys Casino Resorts, the parent company of Harveys, which acquired the property from Iowa West Racing Association in October 1999. Bluffs Run's gaming license limits the casino to the operation of reel-style and video slot machines that meet the definition of "games of chance" under the Iowa statutes. Bluffs Run, which opened in March 1995, has approximately 1,500 slot machines, a restaurant, a buffet, and lounge entertainment. We believe that Bluffs Run will continue to provide significant competition due to its advantage of being the only land-based facility in the market. Harveys, which opened in 1996, also provides serious competition for Ameristar Council Bluffs. Harveys added a third level to its riverboat in early 1998, adding approximately 200 slot machines, and built a 1,600-space parking garage in 1999.

AMERISTAR ST. CHARLES

     Ameristar St. Charles originally opened in May 1994 and we acquired the property in December 2000. The property is a master-planned gaming and entertainment destination facility featuring an historic Missouri riverboat theme and is located on approximately 52 acres immediately north of the Interstate 70 bridge in the St. Louis metropolitan area. The casino complex is strategically located to attract customers from the St. Charles and greater St. Louis area, as well as tourists from outside the region. Interstate 70 is a 10-lane, east-west freeway offering quick and easy accessibility to and direct visibility of the Ameristar St. Charles site for the 188,000 vehicles, on average, that use the highway per day.

     In April 2000, a reconfiguration of the two gaming vessels at Ameristar St. Charles was completed. In response to the new continuous boarding rules that went into effect in the St. Louis market in September 1999, all of the gaming operations of Ameristar St. Charles were moved to a barge which contains 45,000 square feet of gaming and entertainment space. Ameristar St. Charles features approximately 1,875 slot and video poker machines and 40 table games, and non-casino amenities including a 250-seat buffet, a distinctive steak house, a deli, three bars, an entertainment lounge and a gift shop. As described above in "--Expansion Plans," we intend to invest approximately $110 million to complete an expansion at the property in mid-2002.

     In May 1996, construction of an elevated roadway and a 4,000-space five-story parking structure was completed. The parking facility is constructed above the existing flood plain. The elevated roadway and parking structure provide improved access to the gaming facilities and significantly diminish Ameristar St. Charles' susceptibility to closure during the spring flooding season.

     Market. The St. Louis gaming market is the ninth largest in the United States with gaming revenues for year ended December 31, 2000 of $684 million. The St. Louis market, which overlaps two jurisdictions, Missouri and Illinois, consists of five casinos, including Ameristar St. Charles. There are approximately 1.8 million adults living within 50 miles and 2.7 million adults living within 100 miles of St. Louis, making it the third largest gaming market in the United States in terms of local population, and the St. Louis market is insulated from other gaming markets.

     Competition. Ameristar St. Charles competes primarily with four other gaming operations located in and around St. Louis, Missouri. Two of these competitors are located in Illinois, which does not impose the $500 loss limit that is imposed by Missouri. One of the competitors is a facility located in Maryland Heights that opened in April 1997 and is located five miles from Ameristar St. Charles. Ameristar St. Charles experienced a decline in revenues following the opening of the Maryland Heights facility. Prior to Harrah's acquisition of Players International, Inc. on May 22, 2000, Harrah's and Players operated separate but adjacent facilities at Maryland Heights. Since Harrah's acquisition of Players, Harrah's has been in the process of consolidating both facilities into one operation. In addition, gaming has been approved by local voters in jurisdictions and other cities and counties along the Mississippi and Missouri Rivers near St. Louis, including two casinos in the outlying market area which were approved but have not been opened. This increasing competition could have a material adverse effect on Ameristar St. Charles' business.

AMERISTAR VICKSBURG

     Ameristar Vicksburg, which opened in February 1994, represents our first expansion project outside of Jackpot. Ameristar Vicksburg is a riverboat-themed dockside casino and related land-based hotel and other facilities located in Vicksburg, Mississippi. We believe Ameristar Vicksburg provides superior and larger facilities than its current competitors in the Vicksburg area and has competitive advantages by virtue of its close proximity to Interstate 20. Nonetheless, Vicksburg is a competitive gaming market and Ameristar Vicksburg's operations to date have been dependent to a substantial degree upon a continuous casino marketing and promotional campaign.

     The permanently moored, dockside casino is approximately 315 feet long and approximately 120 feet wide. Due to the width of the Ameristar Vicksburg, the casino and restaurants have the spacious feel of a land-based facility. Ameristar Vicksburg has three levels, which are connected by escalators and elevators. The casino is on the lower and middle levels and has wide aisles with an open feel that provides a comfortable and inviting atmosphere. During 1999, the casino floor was upgraded and expanded, with more than 250 new gaming positions being added, including the installation of new generation multi-coin slots and the replacement of 232 older slot machines. A $10.0 million renovation and enhancement project is currently in progress that will refurbish the first two levels of the casino, including new cages, lounges, players club and promotions booths, and add a VIP slot area. This project also will replace the showroom with a blues club featuring a saloon, entertainment and gaming. Ameristar Vicksburg is open 24 hours a day, seven days a week.

     Ameristar Vicksburg offers a variety of food and beverage options including three restaurants and four bars. The restaurants include a new upscale steakhouse, which opened in December 1999, a buffet and a 24-hour casual dining restaurant which was remodeled during 1999. One of the bars offers live cabaret-style entertainment. In addition, approximately 600 new parking spaces were added during 1999, bringing the total number of guest parking spaces to over 1,700.

     We believe Ameristar Vicksburg's competitive advantages include its location, the size and design of the project and the range and quality of its amenities. The primary locational advantages of Ameristar Vicksburg are its proximity to Interstate 20 and its ease of access. As discussed above, Ameristar Vicksburg is significantly wider than typical riverboat casinos. As part of a long-term plan to enhance Ameristar Vicksburg, we acquired 18 acres of raw land across from the main entrance to the property for the future development of additional improvements. We constructed a 150-room hotel, which opened in June 1998, on a portion of this parcel. In addition, we believe the overall range and quality of the facilities, food service and entertainment at Ameristar Vicksburg are superior to those available at its existing competitors.

     Market. The primary market for Ameristar Vicksburg is residents of the Jackson and Vicksburg, Mississippi and Monroe, Louisiana areas; tourists coming to Vicksburg primarily to visit the Vicksburg National Military Park; and other traffic traveling on Interstate 20, a major east-west thoroughfare that connects Atlanta and Dallas.

     Vicksburg, with a population of approximately 30,000 persons, is located 45 miles west of Jackson, the capital of Mississippi. According to the 1990 U.S. Census, the Jackson and Vicksburg metropolitan areas had a total population of approximately 460,000 persons. Approximately 1.5 million people live within a 100-mile radius of Vicksburg. The Vicksburg National Military Park, located within three miles of Ameristar Vicksburg, draws over 1.0 million registered visitors a year. Interstate 20 (which connects Atlanta and Dallas) passes directly through Vicksburg. According to the Mississippi Department of Transportation, approximately 8.0 million vehicles drove across the Interstate 20 bridge at Vicksburg during 1999. As of December 31, 2000, Vicksburg had approximately 1,900 lodging rooms. Gaming revenues in the Vicksburg gaming market for the 52 weeks ended December 31, 2000 were approximately $230.2 million.

     Competition. Ameristar Vicksburg is subject to competition from three local competitors and from casinos in Shreveport and Bossier City, Louisiana. Ameristar Vicksburg is also subject to competition from a Native American casino in Philadelphia, Mississippi, which recently announced plans to construct an additional gaming and hotel facility near the existing property. Ameristar Vicksburg has approximately 1,600 gaming positions. Several potential gaming sites still exist in Warren County and Vicksburg and from time to time potential competitors propose the development of additional casinos in or near Vicksburg including a current proposal to develop a Native American casino in Louisiana near Vicksburg. We are currently involved in legal proceedings in which it is alleged that we and certain other parties engaged in conduct to oppose the development of a casino between Vicksburg and Jackson in violation of Mississippi's antitrust and gaming regulatory laws. See "Item 3. Legal Proceedings."

THE JACKPOT PROPERTIES

     The Jackpot Properties, which have been operating since 1956, have been designed and developed and are marketed to appeal to three separate markets: budget, quality and luxury. We set prices for hotel rooms, food and other non-gaming amenities at levels that are affordable to its separate customer bases. Our objective is to be perceived by our customers as providing good value and high quality for the price charged. We promote Cactus Petes as a destination resort primarily in the northwestern United States and southwestern Canada. The Jackpot Properties are open 24 hours a day, seven days a week.

     Cactus Petes completed a major expansion project in 1991. In addition, we substantially completed a remodeling of the casino at The Horseshu in late 1997. Cactus Petes has received a Four-Diamond rating from the AAA annually since 1993 and The Horseshu Hotel has a Three-Diamond rating from the AAA. The food and beverage operations at the Jackpot Properties include a buffet, a fine dining restaurant, a 24-hour casual dining restaurant, a coffee shop and a snack bar, a showroom that features nationally known entertainment, and cocktail lounges with entertainment.

     Market. We believe that approximately 50% of the customer base of the Jackpot Properties consists of residents of Idaho who generally frequent the properties on an overnight or turnaround basis. The balance of the Jackpot Properties' customers come primarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces. Although many of the customers from beyond southern Idaho are tourists traveling to other destinations, a significant portion of these customers come to Jackpot as a final destination.

     Competition. We have developed a dominant share of the market capacity in Jackpot. The Jackpot Properties compete with four other hotels and motels (three of which also have casinos). As of December 31, 2000, the Jackpot Properties accounted for approximately 55% of the lodging rooms, 62% of the slot machines and 73% of the table games in Jackpot. We believe Cactus Petes offers a more attractive environment and a broader and higher quality range of gaming and leisure activities than those of its competitors. We are not aware of any expansion plans by existing or potential competitors in Jackpot.

     Casinos with video lottery terminals ("VLT") similar to slot machines are operated on Native American land in Idaho, including one near Pocatello with approximately 200 VLT machines that has been operated by the Shoshone-Bannock Tribes (the "S-B Tribes"). The S-B Tribes recently entered into a compact with the State of Idaho allowing gaming on the S-B Tribes' lands to the extent permitted under Idaho law as to be determined by a federal court pursuant to currently pending proceedings. The State is contending in this litigation that VLT terminals are not permitted under Idaho law. A recent proposal to amend Idaho law and compacts between the State of Idaho and three tribes with reservations in Northern Idaho would permit these tribes to operate VLT terminals but place limits on the expansion of gaming by these tribes. The S-B Tribes are not covered by this proposal, but the outcome of the litigation under the compact with the S-B tribes could be affected if Idaho law is amended as has been proposed. The Idaho legislature did not approve the bills to amend Idaho law or ratify the amended compacts with the other tribes during the 2001 legislative session, but similar legislation may be introduced in the future.

In addition, casino gaming on Native American lands in both western Washington and northeast Oregon has been in operation for several years, and casinos also operate in Alberta, Canada. See "Risk Factors -- Risks Related to Our Business."

EMPLOYEES

     As of March 15, 2001, we employed approximately 6,400 employees. None of our current employees is employed pursuant to collective bargaining or other union arrangements. We believe our employee relations are good.

RISK FACTORS

IF WE CANNOT COMPETE SUCCESSFULLY WITH OTHER CASINO HOTEL OPERATORS, OUR FUTURE OPERATIONS MAY BE MATERIALLY ADVERSELY AFFECTED.

     Some of our existing competitors have greater name recognition and financial and marketing resources than we have. Other companies with greater name recognition and financial and marketing resources than we have could enter our current markets and become competitors in the future. The entry into our current markets of additional competitors could materially adversely affect our business, financial condition and results of operations, particularly if a competitor were to obtain a license to operate a gaming facility in a superior location.

     In addition, our operating properties are located in jurisdictions that restrict gaming to certain areas and/or are adjacent to states that prohibit or restrict gaming operations. While these restrictions and prohibitions provide substantial benefits to our business and our ability to attract and retain customers, the legalization or expanded legalization or authorization of gaming within a market area of one of these properties could have a material adverse effect on our business, financial condition and results of operations.

OUR SUBSTANTIAL LEVERAGE MAY AFFECT OUR ABILITY TO SATISFY DEBT OBLIGATIONS AND MAY CONSTRAIN OUR ABILITY TO OPERATE OUR BUSINESS.

     We are highly leveraged and have substantial fixed debt service in addition to our operating expenses. The degree to which we are leveraged could have important adverse consequences to the holders of our securities. These effects include, without limitation:

     o Impaired ability to make scheduled payments of principal or interest on our indebtedness, to refinance our indebtedness or to pay premiums (if any) required in connection with our indebtedness;

     o Impaired ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes;

     o Limited flexibility in planning for or reacting to changes in market conditions; and

     o Increased vulnerability to any downturn in the general market or in our operations specifically.

     Our principal long-term debt instruments contain restrictive covenants. These include limitations on our ability to:

     o    incur additional indebtedness;

     o    create liens and other encumbrances;

     o    make certain payments and investments;

     o    enter into transactions with affiliates; and

     o sell or otherwise dispose of assets or merge or consolidate with another entity.

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

THE DEVELOPMENT AND CONSTRUCTION OF THE ST. CHARLES EXPANSION INVOLVES MANY UNCERTAINTIES THAT COULD AFFECT THE FINAL COST AND TIME REQUIRED TO COMPLETE THE PROJECT.

     We have begun pre-construction work and mobilization for the St. Charles expansion and expect to commence construction in the second quarter of 2001. Construction involves significant risks that could affect the final cost and time of completion of the project, including the following:

     o greater than expected deterioration of the expansion site, exterior structure or electrical systems;

     o    shortages of materials or skilled labor;

     o delays in obtaining necessary permits from federal, state and local governmental authorities;

     o work stoppages, weather interference, fire, floods or other natural disasters; and

     o    unanticipated cost increases.

     Our anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with architects and a general contractor and assume that we will be able to use most of the construction materials that were purchased in 1996 and 1997 by the former owner. We cannot be sure that the construction materials that we acquired as part of the acquisitions of the Missouri properties will be available for use in the expansion project. If we are not able to use a significant portion of the construction materials that we acquired the costs of the expansion could increase materially.

     Our estimated cost of completing the St. Charles expansion is based primarily on the estimates provided in 1996 by the general contractor and subcontractors to the former owner of the St. Charles property, adjusted to reflect inflation experienced on construction costs in the St. Louis market from 1996 to 2000. We cannot be sure that our construction costs will not be higher than the adjusted estimates and we have not received updated firm estimates for the project. Furthermore, the existing plans for the St. Charles expansion project may change, and the scope of the project may vary significantly from what is currently anticipated. We also cannot be sure that we will not exceed the budgeted costs of the expansion project or that the project will commence operations within the contemplated time frame, if at all. Budget overruns and delays with respect to the project could have a material adverse impact on our results of operations, particularly in light of the requirement of the Missouri Gaming Commission that we complete construction of the St. Charles expansion prior to January 1, 2004 or face potential loss of our licenses to operate Ameristar St. Charles.

     Our senior credit facilities provide $100 million of borrowing capacity specifically for the St. Charles expansion. We anticipate that the costs of completing the expansion project as currently contemplated will be approximately $110 million. Accordingly, we will be required to finance a portion of the expansion project with cash from operations. We cannot be sure that our financial performance will be sufficient to fund the expansion project. This risk will become more significant if we have substantial cost overruns because of greater than expected deterioration, budget overruns or changes in the project. Under the terms of the documents governing our long term debt, it is not likely that we will be able to incur additional debt to fund the expansion project if cash from operations and available borrowings under our senior credit facilities are not sufficient to fund the construction.

MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, COULD ADVERSELY AFFECT OUR ABILITY TO SUCCESSFULLY COMPLETE OUR CONSTRUCTION AND DEVELOPMENT PROJECTS AS PLANNED.

     General construction risks -- Delays and Cost Overruns. Construction and expansion projects for our properties entail significant risks. These risks include:

     o shortages of materials (including slot machines or other gaming equipment);

     o    shortages of skilled labor or work stoppages;

     o unforeseen construction scheduling, engineering, environmental or geological problems;

     o    weather interference, floods, fires or other casualty losses; and

     o    unanticipated cost increases.

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

     Construction dependent upon available financing and cash flows from operations. The availability of funds under our senior credit facilities at any time will be dependent upon, among other factors, the amount of our consolidated EBITDA (as defined in the credit agreement) during the preceding four full fiscal quarters. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure you that our future consolidated EBITDA and the resulting availability of operating cash flow or borrowing capacity will be sufficient to allow us to undertake or complete future construction projects. As a result of operating risks, including those described in this section, and other risks associated with a new venture, we cannot assure you that, once completed, any development project will increase our operating profits or operating cash flow.

OUR MAJORITY STOCKHOLDER'S OWNERSHIP RESULTS IN LIMITED LIQUIDITY IN THE MARKET FOR OUR COMMON STOCK.

     Craig H. Neilsen, our president, chief executive officer and chairman, owns approximately 86.9% of our outstanding shares of Common Stock. As a result, Mr. Neilsen controls our management and daily operations and his substantial ownership results in limited liquidity in the market for our Common Stock.

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

WE MAY EXPERIENCE DIFFICULTIES INTEGRATING THE MISSOURI PROPERTIES INTO OUR OPERATIONS.

     We cannot assure you that we will be able to integrate the recently-acquired Missouri properties into our existing operations without encountering difficulties. These difficulties could include integrating personnel with disparate business backgrounds and business strategies, integrating different technology systems and managing relationships with other business customers. Furthermore, the integration of the Missouri properties may temporarily distract management from our day-to-day business. We may also lose key personnel from the Missouri properties because of their sale to us. For these reasons, we cannot assure you that we will be able to successfully integrate the Missouri properties and our inability to do so could have a material and adverse effect on our operations.

IF OUR KEY PERSONNEL LEAVES US, OUR BUSINESS WILL BE SIGNIFICANTLY ADVERSELY AFFECTED.

     We depend on the continued performance of Craig H. Neilsen, Ameristar's President and Chief Executive Officer, and his management team. The loss of the services of Mr. Neilsen or any of our other executive officers could have a material adverse effect on our business. In addition, our ability to retain management members hired in connection with the acquisition of the Missouri properties will significantly impact our ability to successfully operate those properties.

THE MARKET FOR QUALIFIED PROPERTY AND CORPORATE MANAGEMENT PERSONNEL IS SUBJECT TO INTENSE COMPETITION.

     We have experienced and expect to continue to experience strong competition in hiring and retaining qualified property and corporate management personnel. Recruiting and retaining qualified management personnel is particularly difficult at Ameristar Vicksburg and the Jackpot Properties due to local market conditions. If we are unable to successfully recruit and retain qualified management personnel at our properties and at our corporate level, our results of operations could be materially adversely affected.

RESTRICTIONS AND LIMITATIONS IMPOSED BY GAMING REGULATORY AUTHORITIES ADVERSELY AFFECT OUR BUSINESS.

     The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The States of Iowa, Missouri, Mississippi and Nevada and the applicable local authorities require various licenses, findings of suitability, registrations, permits and approvals to be held by us and our subsidiaries. The Iowa Racing and Gaming Commission, the Missouri Gaming Commission, the Mississippi Gaming Commission and the Nevada Gaming Commission may, among other things, limit, condition, suspend, revoke or not renew a license or approval to own the stock of any of our Iowa, Missouri, Mississippi or Nevada subsidiaries, respectively, for any cause deemed reasonable by such licensing authority. Our gaming license in Mississippi must be renewed or continued every three years and our gaming license in Iowa must be renewed every year. Our gaming licenses in Missouri must be renewed in December 2001, December 2002 and every two years thereafter. If we violate gaming laws or regulations, substantial fines could be levied against us, our subsidiaries and the persons involved, and we could be forced to forfeit portions of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets would have a material adverse effect on our business, financial condition and results of operations. We are also subject to substantial gaming taxes and fees imposed by various governmental authorities, which are subject to increase.

     To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our currently operating gaming activities. However, gaming licenses and related approvals are deemed to be privileges under Iowa, Missouri, Mississippi and Nevada law. We cannot assure you that our existing licenses, permits and approvals will be maintained or extended. We also cannot assure you that any new licenses, permits and approvals that may be required in the future will be granted to us.

FAILURE OF LOCAL REAUTHORIZATION OF GAMING ACTIVITIES IN IOWA COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

     Under Iowa law, a license to conduct gambling games may be issued in a county only if the county electorate has approved such gambling games. Although the electorate of Pottawattamie County, which includes the City of Council Bluffs, approved by referendum the gambling games conducted at Ameristar Council Bluffs, a reauthorization referendum must be submitted to the county electorate in the general election to be held in 2002 and each eight years thereafter. Each such referendum requires the vote of a majority of the persons voting. If any such reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to periodic renewal for a total of nine years from the original issue unless otherwise terminated by the Iowa Racing and Gaming Commission. The original issue date for our Iowa gaming license was January 27, 1995. We cannot assure you that gaming operations of the type we conduct at Ameristar Council Bluffs will continue to be authorized in Pottawattamie County. Any failure of Pottawattamie County to reauthorize gaming operations of the type we conduct at Ameristar Council Bluffs would have a material adverse effect on our business, financial condition and results of operations.

THE NATIONAL GAMBLING IMPACT STUDY COMMISSION'S RECOMMENDATIONS MAY ADVERSELY AFFECT THE GAMING INDUSTRY AND OUR OPERATIONS.

     A National Gambling Impact Study Commission was established by the U.S. Congress to conduct a comprehensive study of the social and economic impact of gaming in the U.S. On April 28, 1999, the National Commission voted to recommend that the expansion of gaming be curtailed. In June 1999, the National Commission issued a final report of its findings and conclusions, together with recommendations for legislative and administrative actions. Below are highlights of some of those recommendations:

     o    Legal gaming should be restricted to those at least 21 years of age.

     o    Betting on college and amateur sports should be banned.

     o The introduction of casino-style gaming at pari-mutuel racing facilities for the primary purpose of saving the pari-mutuel facility financially should be prohibited.

     o    Internet gaming should be banned in the U.S.

     o The types of gaming activities allowed by Native American tribes within a given state should be consistent with the gaming activities allowed to other persons in that state.

     o State, local and tribal governments should recognize that casino gaming provides economic development, particularly for economically depressed areas. The National Commission differentiated casino gaming from stand-alone slot machines (e.g., in convenience stores), internet gaming and lotteries which the National Commission stated do not provide the same economic development.

     Any regulation of the gaming industry which may result from the National Commission's report may have an adverse effect on the gaming industry and on our financial condition or results of operations.

ANY LOSS FROM SERVICE OF OUR RIVERBOAT AND DOCKSIDE FACILITIES FOR ANY REASON COULD MATERIALLY ADVERSELY AFFECT US.

     Our riverboat and dockside facilities in Missouri, Mississippi and Iowa could be lost from service due to casualty, mechanical failure, extended or extraordinary maintenance, floods or other severe weather conditions. Cruises of the Council Bluffs Casino are subject to risks generally incident to the movement of vessels on inland waterways, including risks of casualty due to river turbulence and severe weather conditions. In addition, United States Coast Guard regulations set limits on the operation of vessels and require that vessels be operated by a minimum complement of licensed personnel.

     The United States Coast Guard also requires all U.S. flagged passenger vessels operating exclusively in fresh water to conduct a thorough dry-dock inspection of underwater machinery, valves and hull every five years. Less stringent inspection requirements apply to permanently moored dockside vessels like those at Ameristar Kansas City, Ameristar Vicksburg and Ameristar St. Charles. The Ameristar Council Bluffs riverboat was due for its dry-dock inspection in November 2000, but we have been accepted into a United States Coast Guard program that has allowed us to extend the dry-dock requirement by undergoing a thorough underwater inspection. This underwater inspection has been completed and the Ameristar Council Bluffs riverboat has received a U.S. Coast Guard Certificate of Inspection valid through October 19, 2001. The underwater inspection program allows for an extension of the dry-dock requirement for up to 30 months. Based on the results of this inspection, Ameristar Council Bluffs has applied to the U.S. Coast Guard for such an extension and the regional office of the U.S. Coast Guard in St. Louis has recommended to the U.S. Coast Guard's office in Washington, D.C. that the extension be granted. However, if we do not obtain this further extension, the Council Bluffs Casino would be out of service for a substantial period of time for its dry-dock inspection. This would have a material adverse effect on Ameristar Council Bluffs and on our business, financial condition and results of operations. We cannot assure you that we will actually obtain any further extension of the dry-dock requirement or that similar extensions will be obtained in the future.

     The Ameristar Vicksburg site has experienced some instability that has required periodic maintenance and improvements. Although we have reinforced the cofferdam basin in which the vessel floats, further reinforcements may be necessary. We are also monitoring the site to evaluate what further steps, if any, may be necessary to stabilize the site to permit operations to continue. A site failure would require Ameristar Vicksburg to limit or cease operations.

     The loss of a riverboat or dockside facility from service for any period of time likely would adversely affect our operating results and borrowing capacity under our long-term debt facilities. It could also result in the occurrence of an event of a default under one or more of our credit facilities or contracts.

OUR PROPERTIES ARE SUBJECT TO THE RISK OF THEFT WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

     Given the nature of our operations, we entrust employees in various positions to handle large amounts of cash and casino chips and tokens. Although our internal controls and security and surveillance policies and procedures are designed to limit our exposure to theft and the associated risk of loss, we cannot assure you that such theft does not occur or that we will discover any such theft promptly, if at all. In addition, we cannot assure you that we will have adequate insurance coverage, if any, in the event of any such theft. Any theft by our employees or otherwise could have an adverse affect on our results of operations.

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

GOVERNMENT REGULATIONS

     The ownership and operation of casino gaming facilities are subject to extensive state and local regulations. We are required to obtain and maintain gaming licenses in each of the jurisdictions in which we conduct gaming. The limitation, conditioning or suspension of gaming licenses could (and the revocation or non-renewal of gaming licenses, or the failure to reauthorize gaming in certain jurisdictions, would) materially adversely affect our operations in that jurisdiction. In addition, changes in law that restrict or prohibit our gaming operations in any jurisdiction could have a material adverse effect on us.

     NEVADA. The ownership and operation of casino gaming facilities in Nevada are subject to: (1) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (2) various local regulations. Our operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and, in the case of the Jackpot Properties, the Liquor Board of Elko County. The Nevada Commission, the Nevada Board and the Liquor Board of Elko County are collectively referred to in this section as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things, (1) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (2) the establishment and maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, (3) providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (4) the prevention of cheating and fraudulent practices; and (5) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on our gaming operations.

     Cactus Pete's, Inc. ("CPI"), which operates the Jackpot Properties, is required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Ameristar is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of CPI, which is a corporate licensee (a "Corporate Licensee") under the terms of the Nevada Act. As a Registered Corporation, Ameristar is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. Ameristar and CPI have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses currently required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, CPI or Ameristar in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of CPI must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Ameristar who are actively and directly involved in gaming activities of CPI may be required to be reviewed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with CPI or Ameristar, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require CPI or Ameristar to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     CPI and Ameristar are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Ameristar and CPI must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by CPI, the gaming licenses it holds or has applied for could be limited, denied, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, CPI, Ameristar and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate CPI's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and denial or revocation of any gaming license would) materially adversely affect our gaming operations.

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

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Ameristar is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Ameristar or CPI, Ameristar, (1) pays that person any dividend or interest upon voting securities of Ameristar, (2) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by the person, (3) pays remuneration in any form to that person for services rendered or otherwise, or
(4) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities by Ameristar, for cash at fair market value. Additionally, the Liquor Board of Elko County has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license within their jurisdictions.

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

     Ameristar may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. In addition, restrictions on the transfer of an equity security issued by a Corporate Licensee, and agreements not to encumber such securities (collectively, "Stock Restrictions") are ineffective without the prior approval of the Nevada Commission. Any such approvals do not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. We have obtained all such approvals required to date.

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

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either (1) a percentage of the gross revenues received; (2) the number of gaming devices operated; or (3) the number of table games operated. The license fee payable to the State of

Nevada is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 3% of gaming receipts of $50,000 or less per month, 4% of gaming receipts over $50,000 and less than $134,000 per month, and 6.25% of gaming receipts over $134,000 per month. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food and refreshments, or the selling of merchandise.

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

     MISSOURI. The ownership and operation of riverboat and dockside gaming facilities in Missouri are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Missouri Gaming Commission. The Missouri Riverboat Gaming Act (the "Missouri Act") provides for the licensing and regulation of riverboat and dockside gaming operations on the Mississippi and Missouri Rivers in the State of Missouri and the licensing and regulation of persons who distribute gaming equipment and supplies to gaming licensees.

     The Missouri Gaming Commission has discretion to approve gaming license applications for both permanently moored ("dockside") riverboat casinos and powered ("excursion") riverboat casinos and determine the number, location and type of excursion gambling boat allowed each licensee. Due to safety concerns, all gaming vessels on the Missouri River are permitted to be moored in moats set back from the river. Gaming licenses are initially issued for two one-year periods and must be renewed every two years thereafter. No gaming licensee may pledge or transfer in any way any license, or any interest in a license, issued by the Missouri Gaming Commission. As a result, the gaming licenses of Ameristar Casino Kansas City, Inc. and Ameristar Casino St. Charles, Inc. were not pledged to secure our senior credit facilities.

     The issuance, transfer and pledge of ownership interests in a gaming licensee are also subject to strict notice and approval requirements. Missouri Gaming Commission regulations prohibit a licensee from doing any of the following without at least 60 days prior notice to the Missouri Gaming Commission, and during such period, the Missouri Gaming Commission may disapprove the transaction or require the transaction be delayed pending further investigation:

     o any transfer or issuance of an ownership interest in a gaming licensee that is not a publicly held entity or a holding company that is not a publicly held entity, and

     o any pledge or grant of a security interest in an ownership interest in a gaming licensee that is not a publicly held entity or a holding company that is not a publicly held entity;

     provided that no ownership interest may be transferred in any way pursuant to any pledge or security interest without separate notice to the Missouri Gaming Commission at least 30 days prior to such transfer, which restriction must be specifically included in the grant of a security interest.

     Under the Missouri Act, certain members of our management and certain of our employees associated with our gaming business are required to obtain and maintain occupational licenses. Currently, all of our management required to obtain occupational licenses have obtained them. The Missouri Gaming Commission may deny an application for a license for any cause that it deems reasonable.

     Substantially all loans, leases, sales of securities and similar financing transactions by a gaming licensee must be reported to and approved by the Missouri Gaming Commission. Missouri Gaming Commission regulations require a licensee to notify the Missouri Gaming Commission of its intention to consummate any of the following transactions at least 15 days prior to such consummation, and the Missouri Gaming Commission may reopen the licensing hearing prior to or following the consummation date to consider the effect of the transaction on the licensee's suitability:

     o any issuance of ownership interest in a publicly held gaming licensee or a publicly held holding company, if such issuance would involve, directly or indirectly, an

     o amount of ownership interest equaling 5% or greater of the ownership interest in the gaming licensee or holding company after the issuance is complete,

     o any private incurrence of debt equal to or exceeding one million dollars by a gaming licensee or holding company that is affiliated with the holder of a license,

     o any public issuance of debt by a gaming licensee or holding company that is affiliated with the holder of a license, and

     o any significant related party transaction as defined in the regulations.

     The Missouri Gaming Commission may waive or reduce the 15-day notice requirement.

     The Missouri Act imposes operational requirements on riverboat operators, including a charge of two dollars per gaming customer that licensees must pay to the Missouri Gaming Commission, certain minimum payout requirements, a 20% tax on adjusted gross receipts, prohibitions against providing credit to gaming customers (except for the use of credit cards and cashing checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee's riverboat. Licensees must also submit audited quarterly financial reports to the Missouri Gaming Commission and pay the associated auditing fees. Other areas of operation which are subject to regulation under Missouri rules are the size, denomination and handling of chips and tokens, the surveillance methods and computer monitoring of electronic games, accounting and audit methods and procedures, and approval of an extensive internal control system. The Missouri rules also require that all of an operator's purchases of chips, tokens, dice, playing cards and electronic gaming devices must be acquired from suppliers licensed by the Missouri Gaming Commission, or another person or entity approved by the Missouri Gaming Commission. The Missouri Act provides for a loss limit of $500 per person per two-hour "cruise". Although the Missouri Act provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission can impose space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. The Missouri Act also includes requirements as to the form of riverboats, which must resemble Missouri's riverboat history to the extent practicable and include certain non-gaming amenities. All nine licensees currently operating riverboat gaming operations in Missouri are authorized to conduct all or a portion of their operations on a dockside basis.

     Missouri gaming regulations have been modified in recent years to benefit gaming operations. In September 1999 the Missouri Gaming Commission began allowing open and continuous boarding on the riverboats in the St. Louis market and in November 1999 the Missouri Gaming Commission began allowing open and continuous boarding on area riverboats in the Kansas City market. This change eliminated the prior mandated two-hour simulated cruise times, which had limited boarding at any gaming vessel to only 45 minutes at the beginning of each two-hour period. The Missouri Act now authorizes the exchange of currency into electronic credits so that patrons are no longer forced to manually feed tokens into gaming machines at the start of play. This allows faster, more convenient play, especially in multi-coin games which have proven popular in other gaming jurisdictions.

     The Missouri Act requires each licensee to post a bond or other surety to guarantee that the licensee complies with its statutory obligations. In addition, the Missouri Act gives the Missouri Gaming Commission the authority to require gaming licensees to post a bond or other form of security to the State of Missouri to, among other things, guarantee the completion of an expansion of a gaming facility within the later of a time period determined by the Missouri Gaming Commission or August 28, 2003. The failure to complete an approved expansion project within the prescribed time period may, pursuant to the Missouri Act, constitute sufficient grounds for not renewing the gaming license for the gaming facility.

     To promote safety, the Missouri Gaming Commission has required that gaming entertainment barges obtain annual certification from the American Bureau of Shipping. On January 8, 1999, the American Bureau of Shipping decertified the gaming barges and other ancillary barges now operated by Ameristar St. Charles, as a result of low water levels on the Missouri River and the build up of silt and debris under these barges. At that time, the Missouri Gaming Commission expressed concern regarding the effect of the low water level on the barges. However, the Missouri Gaming Commission allowed the former owner to keep the

St. Charles property open because of steps taken to remedy the problem. The American Bureau of Shipping subsequently recertified the St. Charles facility in November 1999. While the former owner previously took steps to reduce the possibility that this will happen again, including additional dredging of materials from under the barges, we cannot assure you that this condition will not recur and, if so, require the closure of a property for a significant amount of time.

     If the Missouri Gaming Commission decides that a gaming subsidiary violated a gaming law or regulation, the Missouri Gaming Commission could limit, condition, suspend or revoke the license of the gaming subsidiary. In addition, a gaming subsidiary, its parent company and the persons involved could be subject to substantial fines for each separate violation. Limitation, conditioning or suspension of any gaming license could (and revocation of any gaming license would) materially adversely affect Ameristar and our gaming subsidiaries' gaming operations.

     The Missouri Gaming Commission regulates the issuance of excursion liquor licenses, which authorize the licensee to serve, offer for sale, or sell intoxicating liquor aboard any excursion gambling boat or facility immediately adjacent to and contiguous with the excursion gambling boat, which is owned and operated, by the licensee. An excursion liquor license is granted for a one year term by the Missouri Gaming Commission and is renewable annually. The Commission can discipline an excursion liquor licensee for any violation of Missouri law or the Missouri Gaming Commission's rules. Licensees are responsible for the conduct of their business and for any act or conduct of any employee on the premises that is in violation of the Missouri Act or the rules of the Missouri Gaming Commission. Missouri Gaming Commission liquor control regulations also include prohibitions on certain intoxicating liquor promotions and a ban on fees accepted for advertising products. Only Class A licensees can obtain a liquor license from the Missouri Gaming Commission. Class A licenses are licenses granted by the commission to allow the holder to conduct gambling games on an excursion gambling boat and to operate an excursion gambling boat.

     MISSISSIPPI. The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission").

     The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations that are also similar in many respects to the Nevada gaming regulations.

     The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission are based upon declarations of public policy that are concerned with, among other things, (1) the prevention of unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (2) the establishment and maintenance of responsible accounting practices and procedures; (3) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Mississippi Commission; (4) the prevention of cheating and fraudulent practices; (5) providing a source of state and local revenues through taxation and licensing fees; and (6) ensuring that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. We believe that our compliance with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of our securities. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on us and our Mississippi gaming operations.

     The Mississippi Act provides for legalized dockside gaming at the discretion of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution, which would prohibit gaming in the state. The proposals were declared illegal by the Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November 2002.

     As of March 15, 2001, dockside gaming was permissible in nine of the fourteen eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. In December 1996, the Mississippi Commission rejected an application for the development of a casino on a site on the Big Black River in Warren County near Interstate 20 between Jackson and Vicksburg, which decision was appealed by an adjoining landowner and the license applicant. In December 1997, a Mississippi circuit court issued an order reversing the decision of the Mississippi Commission and remanded the application to the Mississippi Commission for further proceedings. The decision of the court was appealed by the Mississippi Commission to the Mississippi Supreme Court and oral argument was heard by the Supreme Court on March 6, 2000. The Mississippi Commission has also adopted a regulation that prohibits gaming on the Big Black River, however, the Mississippi Commission has taken the position that the Mississippi Commission may be prohibited from applying the regulation to the existing applicant that appealed the initial siting decision. In addition, Ameristar is involved in legal proceedings in which it is alleged that Ameristar and certain other parties engaged in conduct to oppose this application in violation of Mississippi's antitrust and gaming regulatory laws. See "Item 3. Legal Proceedings."

     The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. There are no limitations on the number of gaming licenses that may be issued in Mississippi.

     We and any subsidiary of ours that operates a casino in Mississippi (a "Mississippi Gaming Subsidiary") are subject to the licensing and regulatory control of the Mississippi Commission. Ameristar Casinos, Inc. is registered as a publicly traded holding company (a

"Registered Corporation") of Ameristar Casino Vicksburg, Inc. ("ACVI") under the Mississippi Act. A Registered Corporation is required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information that the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and our Mississippi Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. Each Mississippi Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations.

     Gaming licenses are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. ACVI was granted a renewal of its gaming license by the Mississippi Commission on December 18, 1999. No person may become a stockholder of or receive any percentage of profits from a Mississippi Gaming Subsidiary of a Registered Corporation without first obtaining licenses and approvals from the Mississippi Commission. We have obtained such approvals in connection with the licensing of our Mississippi Gaming Subsidiary.

     Certain of Ameristar's officers and employees and the officers, directors and certain key employees of our Mississippi Gaming Subsidiary must be found suitable or be licensed by the Mississippi Commission. We believe that we have obtained or applied for all necessary findings of suitability with respect to such persons associated with Ameristar or our Mississippi Gaming Subsidiary, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with Ameristar may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in a person's corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require any Mississippi Gaming Subsidiary or Ameristar to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

     At any time, the Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of Ameristar. The Mississippi Act requires any person who acquires more than 5% of any class of voting securities of a Registered Corporation to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of a class of voting securities of a Registered Corporation, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a class of a Registered Corporation's voting securities. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to 15% of a class of a Registered Corporation's voting securities without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty (30) days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of such securities beyond such time as the Mississippi Commission prescribes, may be guilty of a misdemeanor. We may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our Mississippi Gaming Subsidiary, the company involved: (1) pays the unsuitable person any dividend or other distribution upon such person's voting securities; (2) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (3) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (4) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

     We may be required to disclose to the Mississippi Commission, upon request, the identities of the holders of any of our debt or other securities. In addition, under the Mississippi Act, the Mississippi Commission may, in its discretion require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security if it has reason to believe that the ownership would be inconsistent with the declared policies of the State of Mississippi. If the Mississippi Commission determines that a person is unsuitable to own a debt security, then the Registered Corporation may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission it: (1) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (2) recognizes any voting right by the unsuitable person in connection with those securities; (3) pays the unsuitable person remuneration in any form; or (4) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to, a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

     Each Mississippi Gaming Subsidiary must maintain in Mississippi a current ledger with respect to ownership of its equity securities and each Registered Corporation must maintain in Mississippi a current list of its stockholders, which must reflect the record ownership of each outstanding share of any class of equity security issued by such corporation. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Ameristar must also render maximum assistance in determining the identity of the beneficial owner.

     The Mississippi Act requires that the certificates representing securities of a Registered Corporation bear a legend indicating that the securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. Ameristar has received from the Mississippi Commission a waiver from this legend requirement. The Mississippi Commission has the power to impose additional restrictions on the holders of securities at any time.

     Substantially all material loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a Mississippi Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Mississippi Gaming Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities. We may not make an issuance or a public offering of our securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. We have received a waiver of the prior approval requirement for our securities offerings, subject to certain conditions.

     Under the regulations of the Mississippi Commission, a Mississippi Gaming Subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Commission. The pledge of the stock of a Mississippi Gaming Subsidiary and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Mississippi Gaming Subsidiary and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Commission for such guarantees, pledges and restrictions in connection with offerings of securities, subject to certain restrictions.

     Changes in control of Ameristar or our Mississippi Gaming Subsidiary through merger, consolidation, acquisition of assets, management or consulting agreements, or any act or conduct by a person by which such person obtains control, may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Mississippi Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and Registered Corporations may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to (1) assure the financial stability of corporate gaming operations and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before a Registered Corporation may make exceptional repurchases of voting securities in excess of the current market price and before a corporate acquisition opposed by management can be consummated. Mississippi's gaming regulations also require prior approval by the Mississippi Commission of a plan of recapitalization proposed by a Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

     Neither Ameristar nor any Mississippi Gaming Subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of Ameristar and our affiliates. We have previously obtained a waiver of foreign gaming approval from the Mississippi Commission for operations in other states in which Ameristar conducts gaming operations and will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi.

     If the Mississippi Commission determined that we violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke our approvals and the license of the Mississippi Gaming Subsidiary, subject to compliance with certain statutory and regulatory procedures. In addition, we, the Mississippi Gaming Subsidiary and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could seek to appoint a supervisor to operate our Mississippi casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would) materially adversely affect us, our gaming operations and our results from operations.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Mississippi and to the counties and cities in which a Mississippi Gaming Subsidiary's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (1) a percentage of the gross gaming revenues received by the casino operation, (2) the number of gaming devices operated by the casino, or (3) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and not in excess of $134,000 per month, and 8% of gaming receipts in excess of $134,000 per month. The foregoing license fees are allowed as a credit against the

Mississippi Gaming Subsidiary's Mississippi income tax liability for the year paid. The gross revenue fee imposed by the City of Vicksburg equals approximately 4% of the gaming receipts.

     The Mississippi Commission's regulations require as a condition of licensure or license renewal that an existing licensed gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which amount to at least 25% of the casino cost. Ameristar believes that ACVI is in compliance with this requirement with the opening of a 150-room hotel in June 1998. The Mississippi Commission adopted amendments to the regulation that increase the infrastructure development requirement from 25% to 100% for new casinos (or upon acquisition of a closed casino), but grandfathered existing licensees.

     IOWA. Ameristar's Council Bluffs operations are conducted by Ameristar Casino Council Bluffs, Inc. ("ACCBI") and are subject to Chapter 99F of the Iowa Code and the regulations promulgated thereunder. Ameristar's gaming operations are subject to the licensing and regulatory control of the Iowa Racing and Gaming Commission (the "Iowa Gaming Commission").

     Under Iowa law, wagering on a "gambling game" is legal, when conducted by a licensee on an "excursion gambling boat." An "excursion gambling boat" is a self-propelled excursion boat. "Gambling game" means any game of chance authorized by the Iowa Gaming Commission. The excursion season is from April 1st through October 31st of each calendar year. The vessel must operate at least one excursion each day for 100 days during the excursion season to operate during the off season. Each excursion must consist of a minimum of two hours. The Council Bluffs casino satisfied the requirements of Iowa law for the conduct of off-season operations for the years of 1997 through 2000.

     The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to "qualified sponsoring organizations." A "qualified sponsoring organization" is defined as a person or association that can show to the satisfaction of the Iowa Gaming Commission that the person or association is eligible for exemption from federal income taxation under sec. 501(c)(3), (4),
(5), (6), (7), (8), (10) or (19) of the Internal Revenue Code (hereinafter "not-for-profit corporation"). The not-for-profit corporation is permitted to enter into operating agreements with persons qualified to conduct riverboat gaming operations. Such operators must be approved and licensed by the Iowa Gaming Commission. On January 27, 1995, the Iowa Gaming Commission authorized the issuance of a license to conduct gambling games on an excursion gambling boat to the Iowa West Racing Association, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Council Bluffs, Iowa (the "Association"). The Association entered into an agreement with ACCBI authorizing ACCBI to operate riverboat gaming operations in Council Bluffs under the Association's gaming license (the "Operator's Contract"). The Iowa Gaming Commission approved this contract. The term of the Operator's Contract runs until December 31, 2002, with two five-year renewal options. The current license awarded by the Iowa Gaming Commission for the Ameristar Council Bluffs Casino expires on March 31, 2002.

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

     ACCBI must submit detailed financial, operating and other reports to the Iowa Gaming Commission. ACCBI must file weekly and monthly gaming reports indicating adjusted gross receipts received from gambling games and the total number and amount of money received from admissions. Additionally ACCBI must file annual financial statements covering all financial activities related to its operations for each fiscal year. ACCBI must also keep detailed records regarding its equity structure and owners.

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

     Under the Operator's Contract, ACCBI also pays the Association an admissions fee of $1.50 per passenger. ACCBI has interpreted the Operator's Contract to mean that a person may leave and re-enter Council Bluffs Casino (for example, to visit the restaurants at Ameristar Council Bluffs) without ACCBI being obligated to pay an additional admissions fee to the Association. ACCBI received a letter from the Association in August 1996 in which the Association asserted that an additional fee is due each time a person enters the Council Bluffs Casino, including re-entries. The Association has advised us that the board of directors of the Association discussed a proposal to settle this dispute at an October 1997 meeting but declined to take any action either to approve the proposed settlement or to pursue the previously threatened claim. Accordingly, the Association has advised ACCBI that it does not currently intend to pursue this claim, but the Association has not formally waived or released the claim.

     All persons participating in any capacity at a gaming facility, with the exception of certified law enforcement officers while they are working for the facility as uniformed officers, are required to obtain occupational licenses from the Iowa Gaming Commission. All such licenses require annual renewal. The Iowa Gaming Commission had broad discretion to deny or revoke any occupational license.

     If the Iowa Gaming Commission decides that a gaming law or regulation has been violated, the Iowa Gaming Commission has the power to assess fines, revoke or suspend licenses or to take any other action as may be reasonable or appropriate to enforce the gaming rules and regulations.

     ACCBI is subject to licensure by the Alcoholic Beverages Division ("ABD") of the Iowa Department of Commerce which administers and enforces the laws of the State of Iowa concerning alcoholic beverages. Additionally, ACCBI is subject to the liquor ordinances adopted by local authorities. A local authority may adopt ordinances governing establishments which are located within their jurisdiction. Local ordinances may be more restrictive than the state law, but they may not conflict with the state law. The ABD and the local authorities have full power to suspend or revoke any license for the serving of alcoholic beverages.

     OTHER JURISDICTIONS. We expect to be subject to similar rigorous regulatory standards in each jurisdiction in which we seek to conduct gaming operations. There can be no assurance that regulations adopted or taxes imposed by other jurisdictions will permit profitable operations by us.

     FEDERAL REGULATION OF SLOT MACHINES. We are required to make annual filings with the U.S. Attorney General in connection with the sale, distribution or operation of slot machines. All requisite filings for the most recent year and the current year have been made.

     NON-GAMING REGULATIONS. The sale of alcoholic beverages by us is subject to the licensing, control and regulation in Jackpot by the Liquor Board of Elko County, in Vicksburg by both the City of Vicksburg and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission, and in Council Bluffs by the Alcoholic Beverage Division of the Iowa Department of Commerce. The sale of alcoholic beverages by us at our Missouri properties is subject to the licensing, control and regulation by the Missouri Gaming Commission as described above and in Kansas City by Clay County. In Mississippi, Ameristar Vicksburg has been designated as a special resort area, which allows ACVI to serve alcoholic beverages on a 24-hour basis. In Nevada, the applicable liquor laws allow 24-hour service of alcoholic beverages without any additional permits. In Iowa, the applicable liquor laws allow the sale of liquor during legal hours, which are Monday through Saturday from 6 a.m. to 2 a.m. and Sunday from 8 a.m. to 2 a.m. All licenses are revocable and not transferable. The liquor license authorities described above (the "Liquor License Authorities") have the full power to limit, condition, suspend or revoke any such license or to place a liquor licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of our business.

     Certain officers and managers of ACVI must be investigated by the applicable Liquor License Authorities in connection with its liquor permit. The applicable Liquor License Authorities must approve any changes in licensed positions.

     All cruising vessels operated by us must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Inspection. These requirements set limits on the operation of the vessel and require that each vessel be operated by a minimum complement of licensed personnel. Loss of the vessel's Inspection Certificate would preclude its use as a riverboat. Every five years, US flagged passenger vessels operating exclusively in fresh water must conduct a thorough dry-dock inspection of underwater machinery, valves and hull. The Ameristar Council Bluffs riverboat was due for its dry-dock inspection in November 2000, but we have been accepted into a United States Coast Guard program that has allowed us to extend the dry-dock requirement by undergoing a thorough underwater inspection. This underwater inspection has been completed and the Ameristar Council Bluffs riverboat has received a U.S. Coast Guard Certificate of Inspection valid through October 19, 2001. The underwater inspection program allows for an extension of the dry-dock requirement for up to 30 months. Based on the results of this inspection, Ameristar Council Bluffs has applied to the U.S. Coast Guard for such an extension. Currently, Ameristar Council Bluffs is the only one of our properties that operates a cruising vessel subject to these requirements. Less stringent rules apply to permanently moored vessels.

     In order to comply with the federal Merchant Marine Act of 1936, as amended, and the federal Shipping Act of 1916, as amended, and applicable regulations thereunder, Ameristar's Bylaws contain provisions designed to prevent persons who are not citizens of the United States from holding, in the aggregate, more than 24.9% of Ameristar's outstanding common stock.

     All of our shipboard employees employed on U.S. Coast Guard-approved vessels, even those who have nothing to do with the actual operations of the vessel, such as dealers, waiters and security personnel, may be subject to the Jones Act, which, among other things, exempts those employees from state limits on workers' compensation awards.

ITEM 2. PROPERTIES

     Ameristar Kansas City. Ameristar Kansas City is located on approximately 150 acres of property, approximately 33 acres of which we lease and the balance of which we own. The site is east of and adjacent to Interstate 435 along the north bank of the Missouri River. The site, which is approximately seven miles east of downtown Kansas City, may be accessed via the Missouri Highway 210 exit on Interstate 435. The leased property is under lease with the Birmingham Drainage District for a 10-year initial term that commenced in 1995; the lease grants us eight 10-year renewal options. Approximately 2.9 acres of the Ameristar Kansas City site is ground leased by us for the use of a child care facility.

     Ameristar Council Bluffs. Ameristar Council Bluffs is located on an approximately 50-acre site along the bank of the Missouri River and adjacent to the Nebraska Avenue exit on Interstate 29 immediately north of the junction of Interstates 29 and 80. We own approximately 27 acres of this site and have rights to use the remaining portion of the site that is owned by the State of Iowa for a 50-year term. We have leased 0.623 acres of the Ameristar Council Bluffs site to an affiliate of Kinseth Hospitality Corporation for the development and operation of a 188-room limited service Holiday Inn Suites Hotel that opened on March 31, 1997 and was expanded during 1999. We have also leased
0.426 acres of the Ameristar Council Bluffs site to another affiliate of Kinseth for the development and operation of a 96-room Hampton Inn hotel, which is expected to open in March 2001. All of our interests in Ameristar Council Bluffs serve as collateral for our obligations under the senior credit facilities.

     Ameristar St. Charles. Ameristar St. Charles is located on approximately 52 acres which we own along the west bank of the Missouri River immediately north of Interstate 70. Access to the property may be obtained via the Fifth Street exit on Interstate 70.

     Ameristar Vicksburg. In connection with the development of Ameristar Vicksburg, we acquired eight parcels in Vicksburg along Washington Street near Interstate 20. These parcels comprise approximately 48 acres, approximately 34 of which are developable. Substantially all of Ameristar Vicksburg's assets are pledged to secure our obligations under the senior credit facilities. In addition, we have developed a 20-acre mobile home park with 30 single- and 20 double-wide mobile homes. This mobile home park is located seven miles from Ameristar Vicksburg and sites are available for rent by employees and other persons. The mobile home park rental rates are competitive with the local market.

     The Jackpot Properties. Cactus Petes is located on a 35-acre site and The Horseshu is located on a 30-acre site, both of which we own. The Cactus Petes and The Horseshu sites are across from each other on U.S. Highway 93. We also own 239 housing units in Jackpot, including 90 units in two apartment complexes developed as United States Department of Agriculture Rural Economic and Community Development Services Multi-Family Housing Program ("USDA") projects. These housing units support the primary operations of the Jackpot Properties. The Jackpot Properties are subject to deeds of trust securing our obligations under the senior credit facilities, and the USDA housing projects are subject to mortgage loans in favor of the USDA.

     We own a gas station adjacent to Highway 93 in Jackpot, which we operate under a franchise from Chevron. We believe that this facility is in material compliance with applicable environmental and other regulatory requirements. We have previously operated two other gas stations at the Jackpot Properties, one of which was abandoned prior to the adoption of modern environmental abandonment standards. Although management believes that all tanks for this gas station were removed in the mid-1970s, we have not conducted tests for the presence of any environmental contamination from this gas station. We believe that the likelihood of a material unfavorable outcome with respect to potential environmental liabilities relating to this former gas station is remote.

     Other Properties. We lease approximately 29,400 square feet of office space in various locations, including for our executive offices in Las Vegas, Nevada.

ITEM 3. LEGAL PROCEEDINGS

     E.L. Pennebaker, Jr., et. al. v. Ameristar Casinos, Inc., et. al. On February 23, 1998, E.L. Pennebaker, Jr. filed a complaint in the Circuit Court of Pike County, Mississippi against Ameristar, Harrah's Vicksburg Corporation ("HVC"), Riverboat Corporation of Mississippi-Vicksburg ("RCMV"), and Deposit Guaranty National Bank ("DGNB"). The matter is pending as case number 98-0047-B (the "Pennebaker case"). The complaint was amended in February 1998 to add James
F. Belisle, Multi Gaming Management, Inc. and Multi Gaming Management of Mississippi, Inc. as additional plaintiffs. The complaint was further amended in March 1999 to modify the specific claims alleged by the plaintiffs. The plaintiffs are property owners or claim to have contract rights in a proposed casino/racetrack development along the Big Black River in Warren County, Mississippi. They allege they would have profited if the Mississippi Gaming Commission had found suitable for a casino a location along that river that was controlled by Horseshoe Gaming, Inc. or its affiliates. The plaintiffs further allege that the defendants entered into an agreement to hinder trade and restrain competition in the gaming industry in violation of the antitrust laws and the gaming laws of Mississippi. Specifically, the plaintiffs allege the defendants conducted an aggressive campaign in opposition to the application of Horseshoe Gaming, Inc. for a gaming site on the Big Black River. The plaintiffs also allege that the defendants tortiously interfered with the plaintiffs' business relations. The plaintiffs allege compensatory damages of $38 million and punitive damages of $200 million.

     The trial in this case was held in October 1999, following which the jury rendered joint and several verdicts in favor of the plaintiffs against Ameristar, HVC and DGNB on the conspiracy count and against Ameristar and HVC on the restraint of trade and tortiously interference counts. RCMV settled with the plaintiffs prior to trial, and the damage amounts have been reduced by the settlement amount paid by RCMV. The net damages awarded to the plaintiffs total $3,792,000, of which Ameristar's pro rata portion is $1,685,333. These damages are compensatory only as the court did not allow the jury to consider an award of punitive damages. Judgment was entered on November 8, 1999, and we and the other defendants have appealed the case to the Mississippi Supreme Court, and we otherwise intend to vigorously defend against the plaintiffs' claims. Post-judgment interest on the damages will accrue at the rate of 8 percent per annum, and if an appeal is unsuccessful, the plaintiffs would also be entitled to a premium of 15% of the damages amount. Subsequent to the appeal being taken, DGNB settled with the plaintiffs, and the judgment has been reduced accordingly.

     Mr. Pennebaker has also filed a petition with the Mississippi Gaming Commission requesting that the Mississippi Gaming Commission order Ameristar, HVC and RCMV to stop opposing the approval and construction of a casino on the Big Black River and for such other corrective and punitive action that the Mississippi Gaming Commission might find appropriate.

We have been advised that no action is required by it in connection with this petition unless requested by the Mississippi Gaming Commission.

     Walter H. Gibbes, Jr. and Margaret S. Dozier v. Ameristar Casinos, Inc. et al. On November 22, 1999, Mr. Gibbes and Ms. Dozier filed a complaint in the Circuit Court of Pike County, Mississippi against Ameristar, HVC, Isle of Capri Casinos, Inc. (the parent company of RCMV; "ICC") and DGNB. The matter is pending as case no. 99-0157-B. We believe that the plaintiffs were partners with Mr. Pennebaker in a partnership that held an option to a real estate parcel along the Big Black River that is adjacent to the parcel that was the subject of the Horseshoe Gaming, Inc. application. The allegations in the complaint are substantially the same as those in the complaint in the case previously brought by the plaintiffs in the Pennebaker case. The plaintiffs seek $4,567,500 in actual damages and an unspecified amount of punitive damages.

     The defendants have removed this case to the United States District Court for the Southern District of Mississippi on diversity jurisdiction and federal question grounds. The case is now pending in federal court as case no. 3:99cv911WS. The plaintiffs filed a motion to remand the case back to the Pike County circuit court. Subsequent to the filing of this motion, ICC settled with the plaintiffs, but the federal district court was not advised of the settlement. Subsequently, the federal district court granted the plaintiffs' motion to remand the case to state court on the grounds that ICC's citizenship was not diverse. The other defendants have filed a motion seeking the federal court to vacate its prior ruling, which motion is still pending. We intend to continue to vigorously defend against this cause of action.

     Other Legal Proceedings and Claims. From time to time, we are a party to litigation which arises in the ordinary course of business. Except for the matters described or referred to above, we are not currently a party to any litigation that management believes would be likely to have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Ameristar's Common Stock is traded on the Nasdaq National Market System under the symbol "ASCA." The following table sets forth, for the fiscal quarter indicated, the high and low sale prices for the Common Stock, as reported by
Nasdaq:


                                          High              Low
                                          ----              ---
                  1999
                  ----
              First Quarter               $ 3.63           $ 2.13
              Second Quarter                3.88             2.31
              Third Quarter                 4.44             3.00
              Fourth Quarter                4.31             3.25

                  2000
                  ----
              First Quarter               $ 4.19           $ 3.63
              Second Quarter                4.34             3.00
              Third Quarter                 6.00             4.19
              Fourth Quarter                6.63             4.59


     On March 15, 2001, there were 262 holders of record of Ameristar's Common Stock.

     No dividends on Ameristar's Common Stock have been declared during the last three fiscal years. The Company intends to retain all earnings for use in the development of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's senior credit facilities and senior subordinated notes obligate the Company to comply with certain financial covenants that place limitations on the payment of dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The following data has been derived from the audited financial statements of the Company and should be read in conjunction with those statements, certain of which are included in this Report.

                             AMERISTAR CASINOS, INC.
                      CONSOLIDATED SELECTED FINANCIAL DATA


                                                          For the year ended December 31,

STATEMENT OF OPERATIONS DATA:                  1996          1997          1998           1999         2000
                                             ---------     ---------     ---------     ---------     ---------
                                                   (Amounts in Thousands, Except Per Share Data)
REVENUES:
    Casino                                   $ 161,338     $ 173,077     $ 216,319     $ 247,416     $ 286,438
    Food and beverage                           24,250        30,672        45,853        49,142        53,653
    Rooms                                        7,641         9,685        14,201        17,257        18,121
    Other                                        7,760         8,275        10,401        11,089        12,018
                                             ---------     ---------     ---------     ---------     ---------
                                               200,989       221,709       286,774       324,904       370,230
    Less: Promotional allowances                12,524        15,530        22,092        24,618        28,224
                                             ---------     ---------     ---------     ---------     ---------
    Net revenues                               188,465       206,179       264,682       300,286       342,006
                                             ---------     ---------     ---------     ---------     ---------
COSTS AND EXPENSES:
    Casino                                      75,685        78,733       103,387       114,357       134,948
    Food and beverage                           16,773        19,784        31,698        33,207        35,134
    Rooms                                        2,368         3,130         5,809         6,372         6,945
    Other                                        7,054         7,546        10,044        10,203        12,257
    Selling, general and administrative         47,758        51,958        75,604        86,142        90,416
    Depreciation and amortization               14,135        16,358        24,191        24,460        27,784
    Preopening costs                             7,379          --          10,611          --            --
    Impairment loss on assets held for            --             646          --            --          57,153
      sale
                                             ---------     ---------     ---------     ---------     ---------
    Total costs and expenses                   171,152       178,155       261,344       274,741       364,637
                                             ---------     ---------     ---------     ---------     ---------
INCOME (LOSS) FROM OPERATIONS                   17,313        28,024         3,338        25,545       (22,631)

OTHER INCOME (EXPENSE):
    Interest income                                354           445           296           300           161
    Interest expense                            (8,303)      (12,107)      (22,699)      (24,449)      (28,316)
    Other                                          (77)          (35)          (13)         (851)         (942)
                                             ---------     ---------     ---------     ---------     ---------
Income (loss) before income
    tax provision (benefit)                      9,287        16,327       (19,078)          545       (51,728)
    Income tax provision (benefit)               3,390         5,959        (6,363)          340       (17,981)
                                             ---------     ---------     ---------     ---------     ---------
Income (loss) before extraordinary loss          5,897        10,368       (12,715)          205       (33,747)


Extraordinary loss on early retirement of
       debt, net of income taxes                  --            (673)         --            --          (6,560)
                                             ---------     ---------     ---------     ---------     ---------
NET INCOME (LOSS)                            $   5,897     $   9,695     $ (12,715)    $     205     $ (40,307)
                                             =========     =========     =========     =========     =========

                             AMERISTAR CASINOS, INC.
                      CONSOLIDATED SELECTED FINANCIAL DATA
                                   (CONTINUED)

                                                           For the year ended December 31,

STATEMENT OF OPERATIONS DATA:                    1996        1997        1998       1999       2000
                                               ---------- ---------- ----------  ---------- ----------
                                                    (Amounts in Thousands, Except Per Share Data)
EARNINGS PER SHARE:
    Income (loss) before extraordinary item
        Basic and diluted
                                               $     0.29 $     0.51 $    (0.62) $     0.01 $    (1.65)
                                               ========== ========== ==========  ========== ==========
   Net income (loss)
        Basic and diluted                      $     0.29 $     0.48 $    (0.62) $     0.01 $    (1.98)
                                               ========== ========== ==========  ========== ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
                                                   20,360     20,360     20,360      20,362     20,401
                                               ========== ========== ==========  ========== ==========

                                                                     December 31,

BALANCE SHEET AND OTHER DATA:                  1996         1997           1998         1999         2000
                                             --------     --------       --------     --------     --------
    Cash and cash equivalents                $ 10,724     $ 13,031       $ 18,209     $ 15,531     $ 36,245
    Total assets                              270,052      336,186        351,773      378,645      890,921
    Total notes payable, long-term debt
      and capital lease obligations,
      net of current maturities               143,893      193,113        230,399      242,890      780,475
    Stockholders' equity                       70,944       80,639         67,924       68,169       28,044
    Capital expenditures                       43,087       72,932         32,312       57,590       33,357


----------------------
Certain revenues and expenses were reclassified beginning in 1998 to be consistent with classifications used in 1999 and 2000. The selected financial data for periods prior to 1998 have not been reclassified, but the reclassifications are deemed not to be material to the presentation.

The casino at Ameristar Council Bluffs opened in January 1996, portions of the land-based facilities opened in June 1996 and the 160-room hotel opened in November 1996. The remaining land-based facilities opened in February and March 1997. The expanded casino opened in November 1999. The Reserve Hotel and Casino opened in February 1998 and was sold on January 29, 2001 pursuant to an agreement entered into in October 2000. The Ameristar Vicksburg hotel opened in June 1998. The expanded casino opened in December 1999. Ameristar Kansas City and Ameristar St. Charles properties were purchased on December 20, 2000.

No dividends were paid in 1996, 1997, 1998, 1999 and 2000.

                             AMERISTAR CASINOS, INC.
                 CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA


                                                           For the fiscal quarter ended
                                            March 31,      June 30,     September 30,     December 31,
                                               2000          2000          2000              2000             Total
                                            ---------      --------     -------------     ------------        -----
                                                          (Amounts in Thousands, Except Per Share Data)
Revenue                                      $ 81,692        84,121         86,626            89,567           342,006
Income (loss) from operations                  11,334         6,003        (49,599)(A)         9,631           (22,631)
Income (loss) before income tax
  and extraordinary item                        4,315          (679)       (56,648)            1,284           (51,728)
Income (loss) before extraordinary item         2,784          (483)       (36,864)              816           (33,747)
Net income (loss)                               2,784          (483)       (36,864)           (5,744)(B)       (40,307)

Basic earnings (loss) per share(C)           $   0.14      $  (0.02)      $  (1.81)         $  (0.28)         $  (1.98)
Diluted earnings (loss) per share(C)             0.13         (0.02)         (1.81)            (0.27)            (1.98)


                                                             For the fiscal quarter ended
                                            March 31,        June 30,     September 30,      December 31,
                                              1999             1999           1999               1999           Total
                                            ---------        --------     -------------      ------------       -----
                                                            (Amounts in Thousands, Except Per Share Data)
Revenue                                     $ 70,037          76,228         77,628             76,393           300,286
Income from operations                         6,232           7,369          6,642              5,302            25,545
Income (loss) before income tax                 (173)          1,297            505             (1,084)              545
Net income (loss)                               (113)            779            287               (748)              205

Basic earnings (loss) per share(C)          $  (0.01)       $   0.04       $   0.01           $  (0.04)         $   0.01
Diluted earnings (loss) per share(C)           (0.01)           0.04           0.01              (0.04)             0.01

-------------------

(A) Includes impairment loss on assets held for sale of $57,153.

(B) Extraordinary loss on early extinguishment of debt was $6,560, net of tax.

(C) Because earnings (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings (loss) per share amounts for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in this Report. The information in this section and in this Report generally includes forward-looking statements. See "Item 1. Business -- Risk Factors."

OVERVIEW

     We are a leading multi-jurisdictional gaming company that owns and operates casinos and related hotel, food and beverage, entertainment and other facilities. On December 20, 2000, we acquired substantially all the assets of two gaming and entertainment facilities located in Kansas City, Missouri and St. Charles, Missouri from subsidiaries of Station Casinos, Inc. On January 29, 2001, in a separate transaction, we sold substantially all the assets of The Reserve Hotel and Casino, located in Henderson, Nevada, to a subsidiary of Station Casinos. As a result of these transactions, we currently own and operate six casino properties in five distinct markets through our wholly owned subsidiaries. Our properties currently consist of the following:

          Ameristar Kansas City, a casino and related hotel and other facilities located seven miles from downtown Kansas City;

          Ameristar Council Bluffs, a riverboat casino and related land-based hotel and other facilities in Council Bluffs, Iowa across the Missouri River from Omaha, Nebraska;

          Ameristar St. Charles, a casino and related facilities located on the Missouri River, situated immediately north of the Interstate 70 bridge in the St. Louis metropolitan area;

          Ameristar Vicksburg, a riverboat-themed dockside casino and related land-based facilities, located in Vicksburg, Mississippi; and

          Cactus Petes Resort Casino and The Horseshu Hotel & Casino, two casino-hotels located in Jackpot, Nevada at the Idaho border. See "Item 1. Business" for additional information regarding our operating properties.

     Certain of the Company's operations are seasonal in nature. In particular, in Jackpot, the months of March through October are the strongest. As a result, the second and third calendar quarters typically produce a disproportionate amount of the income from operations of the Jackpot Properties. In addition, adverse weather conditions may adversely affect the business of the Jackpot Properties, and operations during the winter months typically vary from year to year based on the severity of the winter weather conditions in the northwestern United States. To date, operations in Iowa and Missouri have experienced some seasonality, with the winter months being the slower periods. To date, operations at both Ameristar Vicksburg and The Reserve have not experienced any material seasonality.

     Our quarterly and annual operating results may be affected by competitive pressures, the timing of the commencement of new gaming operations, the amount of preopening costs incurred, charges associated with debt refinancing and/or property acquisition and disposition transactions, construction at existing facilities and general weather conditions. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of results to be expected for future periods.

RESULTS OF OPERATIONS

     The following table highlights the consolidated cash flow information and results of operations of Ameristar's operating subsidiaries for its principal properties


                                                              Year Ended December 31,
                                                     1998              1999              2000
                                                  ----------       -----------       -----------
Consolidated cash flow information:
   Cash flows provided by operations               $  23,123        $  34,287        $  38,836
   Cash flows used in investing                      (53,863)         (50,048)        (521,206)
   Cash flows provided by financing                   35,918           13,083          503,084

Net revenues:
   Jackpot Properties                              $  54,671        $  58,294        $  60,314
   Ameristar Vicksburg                                68,538           76,930           82,555
   Ameristar Council Bluffs                           97,672          112,047          124,631
   The Reserve                                        43,578           52,832           62,044
   Ameristar Kansas City                                --               --              7,986
   Ameristar St. Charles                                --               --              4,364
   Corporate and other                                   223              183              112
                                                   ---------        ---------        ---------
       Consolidated net revenues                   $ 264,682        $ 300,286        $ 342,006
                                                   =========        =========        =========

Adjusted operating income (loss) (1):
   Jackpot Properties                              $   9,638        $  10,619        $  10,595
   Ameristar Vicksburg                                13,562           15,392           16,041
   Ameristar Council Bluffs                           17,230           20,714           22,060
   The Reserve                                       (16,092)          (7,089)            (168)
   Ameristar Kansas City                                --               --              1,168
   Ameristar St. Charles                                --               --                597
   Corporate and other                               (10,389)         (14,091)         (15,771)
                                                   ---------        ---------        ---------
       Consolidated operating income               $  13,949        $  25,545        $  34,522
                                                   =========        =========        =========

Adjusted operating income (loss) margins (1):
   Jackpot Properties                                   17.6%            18.2%            17.6%
   Ameristar Vicksburg                                  19.8%            20.0%            19.4%
   Ameristar Council Bluffs                             17.6%            18.5%            17.7%
   The Reserve                                         (36.9%)          (13.4%)            (.3%)
   Ameristar Kansas City                                --               --               14.6%
   Ameristar St. Charles                                --               --               13.7%
       Consolidated operating income margin              5.3%             8.5%            10.1%



                                                 Year Ended December 31,
                                         1998            1999            2000
                                       --------        --------        --------
EBITDA (2)
   Jackpot Properties                  $ 13,163        $ 13,743        $ 14,215
   Ameristar Vicksburg                   20,231          21,092          22,945
   Ameristar Council Bluffs              24,322          28,430          32,053
   The Reserve                           (9,519)            426           6,146
   Ameristar Kansas City                   --              --             1,459
   Ameristar St. Charles                   --              --               715
   Corporate and other                  (10,057)        (13,686)        (15,227)
                                       --------        --------        --------
       Consolidated EBITDA             $ 38,140        $ 50,005        $ 62,306
                                       ========        ========        ========

EBITDA Margins (2):
   Jackpot Properties                      24.1%           23.6%           23.6%
   Ameristar Vicksburg                     29.5%           27.4%           27.8%
   Ameristar Council Bluffs                24.9%           25.4%           25.7%
   The Reserve                            (21.8%)           0.8%            9.9%
   Ameristar Kansas City                   --              --              18.3%
   Ameristar St. Charles                   --              --              16.4%
       Consolidated EBITDA margin          14.4%           16.7%           18.2%


----------------------------

(1) Adjusted operating income is income from operations (as reported) before The Reserve's preopening costs in 1998 and before the impairment loss on assets held for sale in 2000.

(2) EBITDA consists of income from operations plus depreciation and amortization and impairment loss on assets held for sale. EBITDA Margin is EBITDA as a percentage of net revenues. EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company has significant uses of cash flows, including capital expenditures and debt principal repayments that are not reflected in EBITDA. It should also be noted that not all gaming companies that report EBITDA information calculate EBITDA in the same manner as the Company.

Year Ended December 31, 2000 Versus Year Ended December 31, 1999

     Ameristar experienced an overall growth in net revenues and operating cash flow for the twelve months ended December 31, 2000 compared to 1999. The results of operations for the year ended December 31, 2000 have been significantly impacted by the following events:

     o The Company completed acquisitions of the Kansas City and St. Charles properties in late December of 2000. The inclusion of 11 days of operations at the two new Missouri properties resulted in an increase to net revenues of $12.4 million for the year-ended December 31, 2000.

     o The Company also completed significant casino and parking expansions at the Iowa and Mississippi properties in late 1999 and early 2000. In addition, a number of new generation multi-coin slot machines have been installed throughout the Company's properties and the strategic implementation of enhanced marketing programs has been introduced, aimed at increasing revenues and profitability. The Company's philosophy of reinvesting in its properties is continuing with ongoing renovation and enhancement projects at Ameristar Council Bluffs and Ameristar Vicksburg.

     o The Company agreed on October 17, 2000 to sell substantially all of the assets of The Reserve Hotel and Casino for approximately $71.8 million. The sale of The Reserve closed in late January 2001. The sale resulted in an impairment loss of $57.2 million, which reduced operating income for the year-ended December 31, 2000. As a result, the Company reported a $22.6 million loss from operations for the year-ended December 31, 2000 as compared to a $25.5 million income from operations for 1999, despite increases in revenue and cash flows from operations.

     Net revenues for the year ended December 31, 2000 were $342.0 million compared to $300.3 million for 1999, an increase of $41.7 million or 13.9 percent. This growth results from casino and parking expansions at the Company's Iowa and Mississippi properties, the introduction of new generation multi-coin slot machines throughout the Company's properties, the strategic implementation of enhanced marketing programs and the additional revenues provided by the two new Missouri properties. A significant amount of the increase in net revenues was due to the previously mentioned acquisition of the Kansas City and St. Charles properties on December 20, 2000, though each of our properties experiences an increase in revenues.

     Loss from operations (including the impairment loss) for the twelve months ended December 31, 2000 was $22.6 million compared to income from operations of $25.5 million for 1999. Excluding the impairment loss, operations produced an increase in operating income of $9.0 million or 35.3 percent for the twelve months ended December 31, 2000, as compared to the prior year. These increases in operating income prior to the impairment loss resulted primarily from increased revenues at all the properties, partially offset by operating expense increases at the properties (particularly marketing costs) and development costs related to the Company's unsuccessful bid for a gaming license in South St. Louis County, Missouri.

     The Company incurred an extraordinary loss of $10.0 million ($6.6 million net of tax) for the retirement of our $100 million subordinated notes in December 2000. These notes were retired in connection with the refinancing for the purchase of the Missouri properties.

     The Company incurred a net loss of $40.3 million for the year-ended December 31, 2000, compared to net income of $0.2 million in 1999. The net loss was a result of the $57.2 million impairment of assets ($37.1 million net of tax) and the $10.0 million ($6.6 million net of tax) extraordinary loss on the retirement of debt. Net income in 2000, prior to these unusual and non-recurring transactions, was $3.4 million compared to net income of $0.2 million in 1999. Earnings per share, prior to these unusual and non-recurring transactions, was $0.17 for 2000 compared to $0.01 for 1999.

     Ameristar Council Bluffs had total net revenues of $124.6 million for the year ended December 31, 2000 compared to $112 million in 1999, an increase of $12.6 million and 11.3 percent. The increase was primarily driven by increased slot revenues, offset slightly by lower table games revenues. The slot increase of $13.9 million is attributable to the addition of the third deck of the boat in late 1999 (which increased the number of gaming positions by approximately
349), having the largest number of new generation multi-coin slot machines in the market, having an aggressive new cash-back program and overall continued growth in the Iowa gaming market. The decrease in table win of $1.4 million from 1999 to 2000 was the result of a 1.6 percentage point decline in table games hold percentage, which more than offset the increase in table drop of $0.9 million.

     Net revenues at Ameristar Vicksburg for the year ended December 31, 2000 was $82.6 million compared to $76.9 million in 1999, an increase of $5.7 million or 7.4 percent. The property experienced an increase in slot revenue of $5.5 million or 9.8 percent. The increase in net revenues is largely due to the casino expansion in the fall of 1999, the implementation of new generation multi-coin slot machines, an increase in slot machine count and improved marketing strategies.

     The Jackpot properties produced net revenues of $60.3 million for the year ended December 31, 2000 compared to $58.3 million in 1999, an increase $2.0 million or 3.4 percent. The increased revenues are primarily attributable to slot machine upgrades and improved marketing programs. Increased slot revenues of $1.9 million over prior year were attributed to enhanced slot product, timely slot conversions and effective marketing programs.

     The Reserve had net revenues for the year ended December 31, 2000 of $62 million, an improvement of $9.2 million or 17.4 percent over the 1999 net revenues of $52.8 million. Slot revenue was the primary component of net revenues, comprising nearly 70 percent of the net revenues for the year. Slot revenue of $43.1 million exceeded the prior year by $7.2 million, or 20.0 percent. This improvement is primarily attributable to the implementation of various strategies to drive revenues and gain market share.

     The company-wide operating expense ratio for 2000 improved to 89.9 percent of net revenues (before the asset impairment loss of $57.2 million in connection with the sale of The Reserve) compared to 91.5 percent of net revenues in 1999. The improvement in this ratio is primarily the result of increased revenues, partially offset by operating expense increases at the properties and corporate office and $1.9 million in development costs related to the Company's unsuccessful bid for a gaming license in South St. Louis County, Missouri.

     Casino costs and expenses for the year ended December 31, 2000 increased $20.6 million or 18.0 percent, from $114.4 million in 1999 to $134.9 million in 2000. As a percentage of casino revenues, casino expenses increased to 47.1 percent in 2000 compared to 46.2 percent in 1999. The increase in casino expenses as a percentage of casino revenues was due to an increase in cash back to players and an aggressive marketing strategy implemented in the second quarter of 2000. This cost increase was partially offset by other efficiencies in casino operations.

     The Company's food and beverage costs and expenses increased $1.9 million to $35.1 million in 2000 compared to $33.2 million in 1999. The Company's food and beverage expense-to-revenue ratio decreased to 65.5 percent in 2000 compared to 67.6 percent in 1999. This improvement is primarily related to improved operational efficiencies experienced during 2000.

     Rooms expenses increased by $0.5 million to $6.9 million in 2000 from $6.4 million in 1999. The Company's room expense-to-revenue ratio increased to 38.3 percent in 2000 compared to 37.0 percent in 1999. The increase is primarily related to increases in payroll and benefits and the addition of the Kansas City property with a 184 room hotel for part of December.

     Selling, general and administrative costs and expenses (including utilities and maintenance and business development costs) increased $4.3 million or 5.0 percent from prior year. The increase was due primarily to $1.9 million in development costs related to the Company's unsuccessful bid for a gaming license in South St. Louis County, Missouri, increases in marketing costs associated with the Company's implementation of an aggressive marketing strategy in the second quarter of 2000, increases in corporate overhead related to increased corporate staffing levels and increases in employee compensation at Ameristar Council Bluffs, Ameristar Vicksburg and the Jackpot Properties, partially offset by a decrease in such costs at The Reserve.

     Depreciation expenses of $27.8 million for 2000 represented an increase of $3.3 million over 1999. The increases are attributed to the addition of the Missouri properties along with the new third deck and parking garage at Council Bluffs and improvements at the Vicksburg facilities.

     Interest expense, net of capitalized interest of $1.4 million in 2000 and $0.6 million in 1999, was $28.3 million for the year ended December 31, 2000 compared to $24.4 million in 1999, an increase of $3.9 million or 15.8 percent. The increased interest expense relates primarily to increased debt incurred to finance construction of the third deck and parking garage at Council Bluffs and the casino expansion at Vicksburg and the purchase of Kansas City and St. Charles properties in December. In addition, the Company's average borrowing rate was 10.6 percent in 2000 compared to 9.8 percent in 1999, reflective of higher interest rates in the general economy throughout much of 2000. Interest was capitalized on borrowings for construction related to Ameristar Vicksburg, Ameristar Council Bluffs and Ameristar St. Charles after the December 20, 2000 acquisition.

     The Company's effective tax benefit on losses was 34.8% in 2000 and the effective tax rate on income was 62.4% in 1999 (versus the Federal statutory rate of 35%). The differences from the statutory rates are due to the effects of certain expenses incurred by the Company, which are not deductible for Federal income tax purposes.

Year Ended December 31, 1999 Versus Year Ended December 31, 1998

     Ameristar Council Bluffs had total net revenues of $112.0 million for the year ended December 31, 1999 compared to $97.7 million in 1998, an increase of
14.7 percent. The increase is attributed to the popularity of, and the resulting increased revenues from, the enhanced slot product placed in service during the fourth quarter of 1998 and the first quarter of 1999, the completion of the third level casino expansion in the fourth quarter of 1999, which increased the number of gaming positions by approximately 400, as well as continued growth in the gaming market.

     Net revenues for Ameristar Vicksburg were $76.9 million for the year ended December 31, 1999 compared with $68.5 million for the prior year, an increase of
12.2 percent. This increase in revenues in 1999 compared to 1998 is due primarily to an increase in slot revenue and an increase in hotel revenue from a full year of operating the new hotel facility. The hotel contributed $2.8 million in net revenues for 1999 compared to $1.3 million for 1998 when it was opened for a partial year beginning in June 1998. Management believes Ameristar Vicksburg will continue to experience growth due to its superior hotel, casino and restaurant facilities relative to the competing properties in the Vicksburg market.

     The Jackpot Properties produced net revenues of $58.3 million for the year ended December 31, 1999 compared to $54.7 million in the prior year, an increase of 6.6 percent. The improvement was due primarily to an increase in casino revenues resulting from a higher hold percentage on table games and upgrades to the slot product.

     The Reserve produced net revenues of $52.8 million for the year ended December 31, 1999 compared to revenues of $43.6 million in the 325 days in 1998 following its opening, an increase of 21.2 percent. In addition to the additional days open in 1999, the increase in revenue was attributable to increased direct-mail marketing and other marketing programs. As a result of these programs, The Reserve generated improved play from both slot machines and table games and increased its hotel occupancy rate. We are continuing to seek further operating improvement for additional revenue enhancement.

     The company-wide operating expense ratio for 1999 improved to 91.5 percent of net revenues compared to 98.7 percent of net revenues in 1998 (94.7 percent before The Reserve preopening costs). The improvement in this ratio is primarily the result of the improved operating performance at The Reserve, partially offset by an increase in corporate overhead related to increased corporate staffing levels and development costs, and the greater centralization of certain management functions.

     Casino costs and expenses for the year ended December 31, 1999 increased by $11.0 million or 10.6 percent to $114.4 million from $103.4 million in 1998. As a percentage of casino revenues, casino expenses decreased to 46.2 percent in 1999 compared to 47.8 percent in 1998. The decrease was due primarily to the improved performance of The Reserve casino operations compared to the startup operational inefficiencies experienced in the prior year, partially offset by a slight increase in casino expenses at Ameristar Council Bluffs relating to increases in employee compensation and benefits.

     Food and beverage costs and expenses increased $1.5 million to $33.2 million in 1999 compared to $31.7 million in 1998 primarily due to increased revenue. Food and beverage expense-to-revenue ratio decreased to 67.5 percent in 1999 compared to 69.1 percent in 1998. This improvement is primarily related to the improved operational efficiencies experienced during 1999 at The Reserve.

     Rooms expenses increased by $0.6 million to $6.4 million in 1999 from $5.8 million in 1998. The increase was primarily due to increases in costs resulting from a full year of operations of the hotels in Vicksburg and at The Reserve, compared to a partial year of operations at both properties in 1998.

     Selling, general and administrative costs and expenses (including utilities and maintenance and business development costs) increased $10.5 million or 13.9 percent from 1998 to 1999. The increase was due primarily to an increase in corporate overhead related to increased corporate staffing levels and future business development costs and increases in marketing costs and employee compensation at Ameristar Council Bluffs, Ameristar Vicksburg and the Jackpot Properties, partially offset by a decrease in such costs at The Reserve.

     Depreciation expense increased $0.3 million or 1.1 percent from 1998 to 1999 as our depreciable base increased by including The Reserve and the Ameristar Vicksburg hotel for the entire year, partially offset by certain five-year assets in Vicksburg that are now fully depreciated and are no longer included in depreciation expense in 1999.

     Interest expense, net of capitalized interest of $1.4 million in 1998 and $0.6 million in 1999, increased $1.8 million or 7.7 percent from 1998 to 1999. This increase primarily reflects the additional debt incurred to finance our various expansion projects (such as adding a third level to the casino at Ameristar Council Bluffs, completing restaurant and meeting room enhancements at The Reserve, and completing an expansion to the casino, remodeling restaurants and completing other site improvements at Ameristar Vicksburg) and higher interest rates on those borrowings. With the opening of The Reserve in February 1998 and the Ameristar Vicksburg Hotel in June 1998, the capitalization of interest on funds borrowed to construct these projects was discontinued. Interest was capitalized on borrowings for construction related to Ameristar Vicksburg and Ameristar Council Bluffs improvements during 1999. Our average borrowing rate was 9.8 percent in 1999 compared to 10.3 percent in 1998. The borrowing rate decreased due to the favorable effect of lower interest rates during the first half of 1999.

     Our effective tax rate on income was 62.4% in 1999 and the tax benefit on losses was 33.4% in 1998 versus the Federal statutory rate of 34% and 35%, respectively. The differences from the statutory rates are due to the effects of certain expenses incurred by us that are not deductible for Federal income tax purposes. The total of these expenses did not vary significantly between periods, however the lower absolute level of income before taxes in 1999 caused a greater impact to the effective tax rate for 1999.

Year Ended December 31, 1998 Versus Year Ended December 31, 1997

     Ameristar Council Bluffs had total net revenues of $97.7 million in 1998 compared to $87.8 million in 1997, an increase of 11.3 percent. This represents growth in the market share of Ameristar Council Bluffs and in the Council Bluffs gaming market in general.

     Net revenues for Ameristar Vicksburg were $68.5 million for the year ended December 31, 1998 compared with $64.0 million for the prior year, an increase of
7.0 percent. This increase in revenues in 1998 compared to 1997 is due to an increase in casino revenue of $3.4 million and a $1.1 million increase in hotel revenue due to the new hotel facility. Management believes Ameristar Vicksburg maintained and will continue to hold its leading position in the Vicksburg market through effective promotional strategies and by continuing to provide customers with superior service and quality gaming and non-gaming products.

     The Jackpot Properties produced stable net revenues of $54.7 million and $54.5 million for the years ended December 31, 1998 and 1997, respectively. A
2.0 percent increase in casino revenue in 1998 was offset by minimal decreases in food and beverage, rooms and other revenues.

     The Reserve produced net revenues of $43.6 million from its opening on February 10, 1998 to December 31, 1998.

     The operating expense ratio for 1998 increased to 98.7 percent (94.7 percent before preopening) compared to 86.4 percent of net revenues in 1997. The increase in this ratio is primarily a result of the initial operating performance of The Reserve. Excluding the $34.6 million of revenues and $70.3 million in operating expenses at The Reserve, operating expenses were 86.4 percent of net revenue, which is comparable to 1997.

     Casino costs and expenses increased by $24.7 million or 31.3 percent from $78.7 million in 1997 to $103.4 million in 1998. As a percentage of casino revenues, casino expenses increased to 47.8 percent in 1998 compared to 45.5 percent in 1997. The majority of the increase in expense ($19.4 million) was associated with the opening of The Reserve and an increase of $4.6 million in expenses at Ameristar Council Bluffs associated with additional gaming revenue of $8.4 million.

     Food and beverage costs and expenses increased $11.9 million in 1998 compared to 1997 primarily due to the opening of The Reserve and partially offset by improvements in this area at the Jackpot Properties and Ameristar Vicksburg. Food and beverage expense-to-revenue ratio increased to 69.1 percent in 1998 compared to 64.5 percent in 1997. This increase is directly related to the startup operational inefficiencies experienced in 1998 at The Reserve.

     Rooms expenses increased by $2.7 million to $5.8 million in 1998 from $3.1 million in 1997. The increase was the result of seven months of operations of the new hotel in Vicksburg and almost 11 months of operations at The Reserve.

     Selling, general and administrative costs and expenses (including utilities and maintenance and business development costs) increased $23.6 million or 45.5 percent from 1997 to 1998. Most of the increase was a result of the opening of The Reserve and additional expenses associated with salaries, marketing and professional fees at the corporate level.

     Depreciation expense increased $7.8 million or 47.9 percent from 1997 to 1998 as our depreciable base increased with the opening of The Reserve and the Ameristar Vicksburg hotel.

     Preopening costs of $10.6 million were expensed during 1998 related to the opening of The Reserve.

     Interest expense, net of capitalized interest of $4.7 million in 1997 and $1.4 million in 1998, increased $10.6 million or 87.5 percent from 1997. This increase primarily reflects the additional debt outstanding to finance our expansion and higher interest rates on those borrowings. With the opening of The Reserve in February 1998 and the Ameristar Vicksburg Hotel in June 1998, the capitalization of interest on funds borrowed to construct these projects was discontinued. Subsequent interest costs were reflected as an expense on the statement of operations rather than as an additional cost of the projects on the balance sheet. Interest was capitalized on borrowings to construct The Reserve and the Ameristar Vicksburg hotel during 1997 and 1998 until the projects commenced operations. Our average borrowing rate was 10.3% in 1998 compared to 9.9% in 1997. The borrowing rate increased due to the issuance of $100 million in 10.5% senior subordinated notes in mid-1997 and an increase in LIBOR.

     Our effective tax rate on income was 36.5% in 1997 and the tax benefit on losses was 33.4% in 1998 versus the Federal statutory rate of 35%. The differences from the statutory rates are due to the effects of certain expenses incurred by us that are not deductible for Federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operating activities were $38.8 million, $34.3 million and $23.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increases in 2000 and 1999 were due primarily to the increase in operating income from improved operations at all of our properties. Cash flows used in investing activities were $521.2 million, $50.0 million and $53.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The acquisitions of Ameristar Kansas City and Ameristar St. Charles in December 2000 utilized approximately $487 million in cash.

     During the year ended December 31, 2000, we made capital expenditures of $33.4 million, comprised of $13.1 million related to expansion and remodeling projects at Ameristar Council Bluffs (including the completion of the 1,000 space parking garage), $11.7 million in remodeling projects and equipment at Ameristar Vicksburg, and other capital expenditures for equipment and maintenance at each of the Company's properties. Capital expenditures for the year ended December 31, 1999 were approximately $57.6 million, consisting of approximately $26.9 million at Ameristar Council Bluffs including adding a third deck to the casino and constructing the parking garage, $16.6 million at Ameristar Vicksburg including expanding the casino, remodeling restaurants and other site improvements, and other capital expenditures for remodeling and land purchases at The Reserve and maintenance projects at the Jackpot Properties. In 1998, we made capital expenditures of $32.3 million, primarily related to the completion of The Reserve and the hotel at Ameristar Vicksburg.

     Cash flows provided by financing activities were $503.1 million, $13.1 million and $35.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. In December 2000, the Company refinanced substantially all of its long-term debt and borrowed funds for the acquisitions of Ameristar Kansas City and Ameristar St. Charles, as described more fully below. Cash flows from financing activities decreased from $35.9 million in 1998 to $13.1 million in 1999 as a result of a reduced amount of borrowings required to fund capital expenditure projects. Borrowings in 1998 related primarily to the completion of The Reserve and the hotel at Ameristar Vicksburg.

     On December 20, 2000, we refinanced substantially all our long-term debt through $575 million of new senior credit facilities with a group of lenders led by affiliates of Deutsche Bank AG and a $300 million senior subordinated credit facility with a group of lenders also led by affiliates of Deutsche Bank AG. In connection with the refinancing, we repurchased $100 million in aggregate principal amount of our 10.5% Senior Subordinated Notes due 2004 and repaid and terminated our previous $115 million revolving credit facility and approximately $30.2 million of other indebtedness.

     On January 29, 2001, we completed the sale of The Reserve to Station Casinos for $71.8 million. The proceeds of the sale were used (1) to partially repay and permanently reduce the revolving loan commitment and the term loan A under our senior credit facilities by a total of $50 million, (2) to repay revolving loans under our senior credit facilities (which may be reborrowed), and (3) to repay certain indebtedness associated with the assets sold in the transaction. On February 2, 2001, we issued $380 million in aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2009. The net proceeds of the offering were used (1) to repay the $300 million in principal amount outstanding under our senior subordinated credit facility and accrued interest thereon, (2) to partially repay and permanently reduce the term loan B and the term loan C under our senior credit facilities by a total of $50 million, (3) to repay revolving loans under our senior credit facilities (which may be reborrowed) and
(4) for working capital purposes. Thus, we currently have $475 million of senior credit facilities as follows:

     o $75 million revolving credit facility maturing in 2005 ($25 million of which is dedicated to the completion of the St. Charles expansion and will be available for general working capital purposes thereafter);

     o $75 million revolving credit/term loan facility maturing in 2005 (dedicated to the completion of the St. Charles expansion);

     o    $50 million term loan A maturing in 2005;

     o    $148.1 million term loan B maturing in 2006; and

     o    $126.9 million term loan C maturing in 2007.

     The senior credit facilities bear interest at variable interest rates based on LIBOR or the prime rate plus a margin. For the revolving credit facility, the revolving credit/term facility and the term loan A, the margin is based on our leverage ratio, which is the ratio of our consolidated debt to latest twelve months EBITDA, as defined, and ranges from 1.50% to 3.25% in the case of Eurodollar loans and from 0.50% to 2.25% in the case of base rate loans. For the term loan B and the term loan C, the margins are fixed at 3.75% and 4.00%, respectively, in the case of Eurodollar loans, and at 2.75% and 3.00%, respectively, in the case of base rate loans. The senior credit facilities contain certain affirmative and negative covenants, including promises to maintain certain financial ratios and tests within defined parameters, including a fixed charge coverage ratio test and senior and total debt ratio tests, as defined.

     We have entered into an interest rate collar agreement to manage interest expense which is subject to fluctuation due to the variable-rate nature of the debt under our senior credit facilities. Under the agreement, which covers $50.0 million of borrowings under the senior credit facilities, we have a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. In 1999, we paid approximately $49,000 in additional interest as a result of this agreement. We did not incur any additional interest in connection with this agreement in 2000. The agreement terminates on June 30, 2003. We continue to monitor interest rate markets and expect to enter into interest rate collar or swap agreements for additional amounts of principal under our senior credit facilities as market conditions warrant.

     Our $380 million 10 3/4% Senior Subordinated Notes due 2009 were issued by Ameristar on February 2, 2001 and are guaranteed by each of our subsidiaries. The notes are unsecured senior subordinated obligations of Ameristar and rank junior to all of our existing and future senior debt, including borrowings under our senior credit facilities. The guarantees by our subsidiaries are unsecured senior subordinated obligations of each of our subsidiaries and rank junior to all existing and future senior debt of our subsidiaries, including guarantees of borrowings under our senior credit facilities. The notes may be redeemed by us on or after February 15, 2006 in accordance with their terms and include certain affirmative and negative covenants, including limitations on our ability to incur additional debt. Pursuant to the terms of a registration rights agreement, we expect to offer to exchange the notes with notes having substantially identical terms that have been registered with the Securities and Exchange Commission.

     The 10 3/4% senior subordinated notes were issued by Ameristar, and all of Ameristar's current subsidiaries (the "Guarantors") have jointly and severally, and fully and unconditionally, guaranteed the notes. Each of the Guarantors is a wholly owned subsidiary of Ameristar, and the Guarantors constitute all of Ameristar's direct and indirect subsidiaries. Ameristar is a holding company with no operations or material assets independent of those of the Guarantors, other than its investment in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to Ameristar in the form of cash dividends, loans or advances.

 We exercised purchase options on two parcels of land at the Ameristar Vicksburg site in 2000. Both purchases were financed primarily with promissory notes issued to the sellers totaling $5.8 million with principal repayments through 2024. Each promissory note is payable in monthly installments and bears interest at various rates, approximating 10.0% at December 31, 2000.

     During the third quarter of 2000, we entered into four-year capital lease agreements and purchase money financing arrangements to acquire slot machines in the amounts of approximately $1.0 million at Cactus Petes and approximately $4.5 million at Ameristar Vicksburg at an interest rate of approximately 10.4%. In addition, in the fourth quarter of 2000, we entered into purchase money financing arrangements for slot machines and other equipment in the amount of approximately $1.6 million at Ameristar Council Bluffs, approximately $0.6 million at Cactus Petes and approximately $0.4 million at Ameristar Vicksburg.

     In addition to the capital requirements mentioned above, Ameristar St. Charles will incur costs related to the expansion of the property. Our current plans call for us to invest approximately $110 million to complete an expansion at Ameristar St. Charles, in which the former owner invested approximately $169 million prior to our acquisition of the property. Following the completion of the St. Charles expansion, the property will have available for future expansion up to an additional 70,000 square feet of gaming space and approximately 65,000 square feet of additional space in the land-based pavilion, each of which will require only interior build-out for completion. In 2001, we expect to complete an approximate $7.4 million renovation and enhancement project at Ameristar Council Bluffs and an approximately $10.0 million renovation and enhancement project at Ameristar Vicksburg.

     We historically have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through bank debt and other debt financing. We believe that our cash flow from operations, cash and cash equivalents and availability under our senior credit facilities will support our operations and liquidity requirements, including capital expenditure plans, for the foreseeable future. While we have availability under our senior credit facilities to fund up to $100 million of the St. Charles expansion costs, we expect to finance a significant portion of these costs from our cash flows from operations. As a result, we do not expect to draw the full amount dedicated under our senior credit facilities to complete the St. Charles expansion. At March 15, 2001, we had $123.6 million of available borrowing capacity under our senior credit facilities, including the $100 million dedicated to the St. Charles expansion.

     We have not declared any dividends on our Common Stock during the last three fiscal years, and we intend for the foreseeable future to retain all earnings for use in the development of our business instead of paying cash dividends. In addition, as described above, the senior credit facilities include covenants that may restrict or prohibit the payment of dividends.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and

Hedging Activities," which we will adopt in the first quarter of 2001. Because of our limited use of derivative instruments to hedge interest rate risk on a portion of our variable rate debt, the adoption of SFAS No. 133 will not have a significant impact on our results of operations or financial position. We continue to monitor interest rate markets and expect to enter into interest rate collar or swap agreements for additional amounts of principal under our senior credit facilities as market conditions warrant. We will account for any such agreements in accordance with SFAS No. 133.

     In November 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. We will adopt EITF 00-14 in the second quarter of 2001, including reclassifying prior period amounts for programs where we offer customers "free plays" or coupons for gaming activity. The amount of "free plays" and coupons to date has not been significant. Our accounting policy related to free or discounted rooms, food and beverage and other services already complies with EITF 00-14.

     In February 2001, the EITF reached a partial consensus on EITF 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." The consensus requires that vendors recognize the cash rebate or refund obligation associated with time- or volume-based cash rebates as a reduction of revenue based on a "systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund." The liability for such obligations should be based on the estimated amount of rebates or refunds to be ultimately earned, including an estimation of "breakage" if it can be reasonably estimated. The consensus is applicable beginning in the first quarter of 2001.

     Our players' clubs allow customers to earn certain complimentary services and/or cash rebates based on the volume of the customers' gaming activity. We currently account for our players' clubs in accordance with EITF 00-22, except that we record the charge for progress towards the complimentary services/cash rebates as a casino department expense instead of a reduction of revenue. We will change the classification for these charges, which totaled $7.9 million in the year ended December 31, 2000, in the first quarter of 2001, including reclassifying prior period amounts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Except for certain long-term debt outstanding at December 31, 2000 in the aggregate amount of $477.3 million (collectively, the "Variable Rate Debt"), all of the Company's other long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At December 31, 2000, the average interest rate applicable to the Variable Rate Debt was 12.1%. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at December 31, 2000, would increase the Company's annual interest costs by approximately $4.8 million. The Company has entered into an interest rate collar agreement with WFB to manage the effects of fluctuations in the interest rate applicable to up to $50.0 million in LIBOR draws prorated under the revolving credit/term facility and the term loan A.

     Although the Company manages its short-term cash assets with a view to maximizing return with minimal risk, the Company does not invest in market rate sensitive instruments for trading or other purposes and the Company is not exposed to foreign currency exchange risks or commodity price risks in its portfolio transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of the Company's Independent Public Accountants appears at page F-1 hereof, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company appear at pages F-2 through F-24 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth under the captions "Item
1. Election of Directors -- Information Concerning the Nominees" and "-- Directors and Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth under the caption "Item
1. Election of Directors -- Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following are filed as part of this Report:

     (a)1. FINANCIAL STATEMENTS

           Report of Independent Public Accountants.

           Consolidated Balance Sheets as of December 31, 1999 and 2000.

           Consolidated Statements of Operations for the years ended
             December 31, 1998, 1999 and 2000.

           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000.

           Consolidated Statements of Cash Flows for the years ended
             December 31, 1998, 1999 and 2000.

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




   EXHIBIT
    NUMBER                     DESCRIPTION OF EXHIBIT                                METHOD OF FILING
-----------     -----------------------------------------------      ----------------------------------------------
     3.1        Articles of Incorporation of Ameristar Casinos,       Incorporated by reference to Exhibit 3.1 to
                Inc. ("ACI").                                         Registration Statement on Form S-1 filed by
                                                                      ACI under the Securities Act of 1933, as
                                                                      amended (File No. 33-68936) (the "Form S-1").

     3.2        Bylaws of ACI.                                        Incorporated by reference to Exhibit 3.2 to
                                                                      ACI's Annual Report on Form 10-K for the year
                                                                      ended December 31, 1995 (the "1995 10-K").

     4.1        Specimen Common Stock Certificate                     Incorporated by reference to Exhibit 4 to
                                                                      Amendment No. 2 to the Form S-1.



   EXHIBIT
    NUMBER                     DESCRIPTION OF EXHIBIT                                METHOD OF FILING
-----------     -----------------------------------------------        ----------------------------------------------

    4.2(a)      Credit Agreement (the "Credit Agreement") dated as     Filed electronically herewith.
                of December 20, 2000 among ACI, the Lenders party
                thereto from time to time, Wells Fargo Bank, N.A.,
                as Co-Arranger and Syndication Agent ("WFB"), Bear
                Stearns Corporate Lending Inc., as Documentation
                Agent ("BSCLI"), Deutsche Bank Securities Inc., as
                Lead Arranger and Sole Book Manager ("DBSI"), and
                Bankers Trust Company, as Administrative Agent
                ("BTCo").

    4.2(b)      First Amendment to Credit Agreement dated as of        Filed electronically herewith.
                January 30, 2001 among ACI, the Lenders party
                to the Credit Agreement, WFB, BSCLI, DBSI and BTCo.

    4.2(c)      Guaranty made by each of ACI's subsidiaries           Filed electronically herewith.
                guaranteeing ACI's obligations under the Credit
                Agreement

    4.2(d)      Interest Rate Collar Agreement dated August 10,       Incorporated by reference to Exhibit 4.2(b) to
                1998 between ACI and Wells Fargo Bank, N.A.           ACI's Annual Report on Form 10-K for the year
                                                                      ended December 31, 1998

    4.3         Senior Subordinated Credit Agreement dated as of      Filed electronically herewith.
                December 20, 2000 by and among ACI, the Guarantors
                named on the signature pages thereto, the Lenders
                named on the signature pages thereto, Bankers Trust
                Company, as Agent for the Lenders, and Bear Stearns
                Corporate Lending Inc., as Documentation Agent for
                the Lenders.

    4.4         Indenture dated as of February 2, 2001 among ACI,     Filed electronically herewith.
                the Guarantors (as defined therein) and U.S. Bank
                Trust National Association, as trustee.



   EXHIBIT
    NUMBER                     DESCRIPTION OF EXHIBIT                                METHOD OF FILING
-----------     -----------------------------------------------        ----------------------------------------------
   *10.1(a)     Employment Agreement, dated November 15, 1993,        Incorporated by reference to Exhibit 10.1(a)
                between ACI and Thomas M. Steinbauer.                 to ACI's Annual Report on Form 10-K for the
                                                                      year ended December 31, 1994 (the "1994 10-K").

   *10.1(b)     Employment Agreement, dated as of August 23, 1999,    Incorporated by reference to Exhibit 10.1 to
                between Ameristar Casinos, Inc. and Gordon R.         ACI's Quarterly Report on Form 10-Q for the
                Kanofsky                                              quarter ended September 30, 1999.

   *10.2        Ameristar Casinos, Inc. 1993 Non-Employee Director    Incorporated by reference to Exhibit 10.2 to
                Stock Option Plan, as amended and restated.           ACI's Quarterly Report on Form 10-Q for the
                                                                      quarter ended June 30, 1994.

   *10.3        Ameristar Casinos, Inc. Management Stock Option       Incorporated by reference to Exhibit 10.3 to
                Incentive Plan, as amended and restated.              ACI's Quarterly Report on Form 10-Q for the
                                                                      quarter ended September 30, 1996.

   *10.4(a)     1999 Stock Incentive Plan of Ameristar Casinos, Inc.  Incorporated by reference to Exhibit 10.6 to
                                                                      ACI's Quarterly Report on Form 10-Q for the
                                                                      quarter ended June 30, 1999.

   *10.4(b)     First Amendment to 1999 Stock Incentive Plan of       Filed herewith.
                Ameristar Casinos, Inc.

   *10.5        Form of Indemnification Agreement between ACI and     Incorporated by reference to Exhibit 10.33 to
                each of its directors and officers.                   Amendment No. 2 to the Form S-1.

   *10.6        Housing Agreement, dated November 15, 1993 between    Incorporated by reference to Exhibit 10.17 to
                CPI and Craig H. Neilsen.                             the 1994 10-K.

    10.7        Plan of Reorganization, dated November 15, 1993,      Incorporated by reference to Exhibit 2.1 to
                between ACI and Craig H. Neilsen in his individual    the 1994 10-K.
                capacity and as trustee of the testamentary trust
                created under the last will and testament of Ray
                Neilsen dated October 9, 1963.



   EXHIBIT
    NUMBER                     DESCRIPTION OF EXHIBIT                                METHOD OF FILING
-----------     -----------------------------------------------        ----------------------------------------------
   10.8         Excursion Boat Sponsorship and Operations             Incorporated by reference to Exhibit 10.15 to
                Agreement, dated September 15, 1994, between Iowa     the 1995 10-K.
                West Racing Association and ACCBI.

   10.9        Settlement, Use and Management Agreement and DNR      Incorporated by reference to Exhibits 10.12
                Permit, dated May 15, 1995, between the State of      and 99.1 to ACI's Annual Report on Form 10-K
                Iowa acting through the Iowa Department of Natural    for the year ended December 31, 1996.
                Resources and ACCBI as the assignee of Koch
                Fuels, Inc.

   10.10**      Asset Purchase and Sale Agreement, dated as of        Incorporated by reference to Exhibit 10.12 to
                February 15, 2000, between Futuresouth, Inc.,         ACI's Annual Report on Form 10-K for the year
                Southboat Lemay, Inc., Southboat Limited              ended December 31, 1999.
                Partnership and Ameristar Casino St. Louis, Inc.

   10.11        Asset Purchase Agreement dated as of October 17,       Incorporated by reference to Exhibit 10.1 to
                2000 by and among Ameristar Casino Kansas City,        ACI's Quarterly Report on Form 10-Q for the
                Inc., ACI, Kansas City Station Corporation and         quarter ended September 30, 2000 (the
                Station Casinos, Inc. ("SCI")                          "September 2000 10-Q").

   10.12        Asset Purchase Agreement dated as of October 17,      Incorporated by reference to Exhibit 10.2 to
                2000 by and among Ameristar Casino St. Charles,       the September 2000 10-Q.
                Inc., ACI, St. Charles Riverfront Station, Inc.
                and SCI

   10.13        Asset Purchase Agreement dated as of October 17,      Incorporated by reference to Exhibit 10.2 to
                2000 by and among Lake Mead Station, Inc., SCI,       the September 2000 10-Q.
                Ameristar Casino Las Vegas, Inc. and ACI

  *10.14        Ameristar Casinos, Inc. Deferred Compensation Plan    Filed electronically herewith

   21.1         Subsidiaries of ACI.                                  Filed electronically herewith.

   23.1         Consent of Arthur Andersen LLP.                       Filed electronically herewith.


   EXHIBIT
    NUMBER                     DESCRIPTION OF EXHIBIT                                METHOD OF FILING
-----------     -----------------------------------------------        ----------------------------------------------

     99.1       Agreement to furnish the Securities and Exchange      Filed electronically herewith.
                Commission certain instruments defining the rights
                of holders of certain long-term debt.


---------------------
* Denotes a management contract or compensatory plan or arrangement.

** Portions of this Exhibit have been deleted based on the Securities and Exchange Commission's granting of confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act.

     (B) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                AMERISTAR CASINOS, INC.
                                -----------------------
                                    (Registrant)

March 29, 2001             By:  /s/ CRAIG H. NEILSEN
                                ------------------------------------
                                Craig H. Neilsen
                                President, Chairman of the Board and CEO

     Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                       NAME AND TITLE                                   DATE
          ---------                       --------------                                   ----


  /s/ CRAIG H. NEILSEN                Craig H. Neilsen, President,                        March 29, 2001
------------------------------        Chairman of the Board and CEO
                                      (principal executive officer)


                                      Thomas M. Steinbauer, Senior Vice President
  /s/ THOMAS M. STEINBAUER            President of Finance and Administration             March 29, 2001
------------------------------        (principal  financial officer and
                                      principal accounting officer) and Director


  /s/ PAUL I. CORDDRY                 Paul I. Corddry, Director                           March 29, 2001
------------------------------


  /s/ LARRY A. HODGES                 Larry A. Hodges, Director                           March 29, 2001
------------------------------



     On this 29th of March, 2001, Craig H. Neilsen directed Connie Wilson in his presence as well as our own, to sign the foregoing document as "Craig H. Neilsen." Upon viewing the signatures as signed by Connie Wilson and in our presence, Craig H. Neilsen declared to us that he adopted them as his own signatures.
                                     Susan Vicchairelli
                                     --------------------------------
                                     Witness

                                     Karen Ahmad
                                     --------------------------------
                                     Witness


STATE OF NEVADA            )
                           ):ss.
COUNTY OF CLARK            )

     I, Margene Otten, Notary Public in and for said county and state, do hereby certify that Craig H. Neilsen personally appeared before me and is known or identified to me to be the President and Chief Executive Officer of Ameristar Casinos, Inc., the corporation that executed the within instrument or the person who executed the instrument on behalf of said corporation. Craig H. Neilsen, who being unable due to physical incapacity to sign his name or offer his mark, did direct Connie Wilson in his presence, as well as my own, to sign his name to the foregoing document. Craig H. Neilsen, after viewing his name as signed by Connie Wilson thereupon adopted the signatures as his own by acknowledging to me his intention to so adopt them as if he had personally executed the same both in his individual capacity and on behalf of said corporation, and further acknowledged to me that such corporation executed the same.

     IN WITNESS WHEREOF, I have hereunto set my hand and official seal this 29th day of March, 2001.
                                           Margene Otten
                                           ------------------------------
                                           Notary Public

My Commission Expires: July 23, 2002


Residing at:                        Las Vegas, NV

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Ameristar Casinos, Inc.:


We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameristar Casinos, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 28, 2001

                             AMERISTAR CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Amounts in Thousands)


                                                                          December 31,
                                                                     --------      --------
                                                                      1999            2000
CURRENT ASSETS:
     Cash and cash equivalents                                       $ 15,531      $ 36,245
     Restricted cash                                                      142         1,590
     Accounts receivable, net                                           1,719         9,731
     Income tax refund receivable                                       1,450           125
     Inventories                                                        2,468         4,501
     Prepaid expenses                                                   5,059         5,350
     Deferred income taxes                                              3,716         2,502
     Assets held for sale                                             129,822        73,195
                                                                     --------      --------
         Total current assets                                         159,907       133,239
                                                                     --------      --------

PROPERTY AND EQUIPMENT, at cost:
     Buildings and improvements                                       202,079       415,761
     Building under capitalized lease                                     800          --
     Furniture, fixtures and equipment                                 69,251       135,894
     Furniture, fixtures and equipment under capitalized leases         3,785         8,317
                                                                     --------      --------
                                                                      275,915       559,972
         Less: Accumulated depreciation and amortization               95,918       115,921
                                                                     --------      --------
                                                                      179,997       444,051
     Land                                                              15,210        43,173
     Land under capitalized leases                                      4,865          --
     Construction in progress                                          14,639       154,881
                                                                     --------      --------
         Total property and equipment                                 214,711       642,105
                                                                     --------      --------
EXCESS OF PURCHASE PRICE OVER FAIR
   MARKET VALUE OF NET ASSETS ACQUIRED                                   --          86,384
                                                                     --------      --------
DEPOSITS AND OTHER ASSETS                                               4,027        29,193
                                                                     --------      --------
TOTAL ASSETS                                                          378,645       890,921
                                                                      =======       =======


        The accompanying notes are an integral part of these consolidated balance sheets.

                            AMERISTAR CASINOS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                 (Amounts in Thousands, Except Per Share Data)


                                                                                      December 31,
                                                                                  1999           2000
                                                                                ---------      ---------
CURRENT LIABILITIES:
     Accounts payable                                                           $   9,205      $  13,124
     Construction contracts payable                                                 6,341          4,493
     Accrued liabilities                                                           27,725         41,374
     Current obligations under capitalized leases                                     782          2,002
     Current maturities of notes payable and long-term debt                        10,615          8,956
     Liabilities related to assets held for sale                                    7,443          6,837
                                                                                ---------      ---------

         Total current liabilities                                                 62,111         76,786
                                                                                ---------      ---------

OBLIGATIONS UNDER CAPITALIZED LEASES, net of current maturities                     7,038          3,354
                                                                                ---------      ---------

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                       231,853        777,121
                                                                                ---------      ---------

DEFERRED INCOME TAXES                                                               9,474          5,616
                                                                                ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value:  Authorized - 30,000,000 shares;
       Issued - None                                                                 --             --
     Common stock, $.01 par value:  Authorized - 30,000,000 shares; Issued and outstanding - 20,375,264 shares at December 31, 1999 and
       20,442,963 shares at December 31, 2000                                         204            204
     Additional paid-in capital                                                    43,083         43,265
     Retained earnings (Accumulated deficit)                                       24,882        (15,425)
                                                                                ---------      ---------

         Total stockholders' equity                                                68,169         28,044
                                                                                ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 378,645      $ 890,921
                                                                                =========      =========


        The accompanying notes are an integral part of these consolidated balance sheets.

                             AMERISTAR CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)



                                                                     Years ended December 31,
                                                              1998              1999           2000
                                                           -----------     -----------      ---------

REVENUES:
     Casino                                                 $ 216,319       $ 247,416       $ 286,438
     Food and beverage                                         45,853          49,142          53,653
     Rooms                                                     14,201          17,257          18,121
     Other                                                     10,401          11,089          12,018
                                                            ---------       ---------       ---------
                                                              286,774         324,904         370,230
     Less: Promotional allowances                              22,092          24,618          28,224
                                                            ---------       ---------       ---------
         Net revenues                                         264,682         300,286         342,006
                                                            ---------       ---------       ---------
OPERATING EXPENSES:
     Casino                                                   103,387         114,357         134,948
     Food and beverage                                         31,698          33,207          35,135
     Rooms                                                      5,809           6,372           6,944
     Other                                                     10,044          10,203          12,257
     Selling, general and administrative                       75,604          86,142          90,416
     Depreciation and amortization                             24,191          24,460          27,784
     Preopening costs                                          10,611            --              --
     Impairment loss on assets held for sale                     --              --            57,153
                                                            ---------       ---------       ---------
     Total operating expenses                                 261,344         274,741         364,637
                                                            ---------       ---------       ---------
         Income (loss) from operations                          3,338          25,545         (22,631)

OTHER INCOME (EXPENSE):
     Interest income                                              296             300             161
     Interest expense                                         (22,699)        (24,449)        (28,316)
     Other                                                        (13)           (851)           (942)
                                                            ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)           (19,078)            545         (51,728)
     Income tax provision (benefit)                            (6,363)            340         (17,981)
                                                            ---------       ---------       ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                       (12,715)            205         (33,747)

EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT, net of
   income tax benefit of $3,479                                  --              --             6,560
                                                            ---------       ---------       ---------

NET INCOME
   (LOSS)                                                   $ (12,715)      $     205       $ (40,307)
                                                            =========       =========       =========


        The accompanying notes are an integral part of these consolidated balance sheets.

                             AMERISTAR CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)
                  (Amounts in Thousands, Except Per Share Data)



                                                             Years ended December 31,
                                                     1998             1999              2000
                                                   -----------    ------------     -------------
EARNINGS (LOSS) PER SHARE:
     Income (loss) before extraordinary loss
       Basic and diluted                          $    (0.62)      $     0.01      $    (1.65)
     Net income (loss)
       Basic and diluted                          $    (0.62)      $     0.01      $    (1.98)

WEIGHTED AVERAGE SHARES OUTSTANDING                   20,360           20,362          20,401


























        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERISTAR CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (Amounts in Thousands, Except Number of Shares)


                                             Capital Stock                            Retained
                                      -----------------------------    Additional     Earnings
                                         No. of                         Paid-in     (Accumulated
                                         Shares            Balance      Capital        Deficit)           Total
                                      -----------   --------------    ------------  -------------      ---------
Balance, December 31, 1997            20,360,000      $      204      $   43,043      $   37,392       $   80,639

     Net loss                               --              --              --           (12,715)         (12,715)
                                      ----------      ----------      ----------      ----------       ----------
Balance, December 31, 1998            20,360,000             204          43,043          24,677           67,924

     Net income                             --              --              --               205              205

     Issuance of shares upon
       exercise of stock options          15,264            --                40            --                 40
                                      ----------      ----------      ----------      ----------       ----------

Balance, December 31, 1999            20,375,264             204          43,083          24,882           68,169
                                      ----------      ----------      ----------      ----------       ----------

     Net loss                               --              --              --           (40,307)         (40,307)

     Issuance of shares upon
       exercise of stock options          67,699            --               182            --                182
                                      ----------      ----------      ----------      ----------       ----------

Balance, December 31, 2000            20,442,963      $      204      $   43,265      $  (15,425)      $   28,044
                                      ==========      ==========      ==========      ==========       ==========


















        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERISTAR CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                                                     Years ended December 31,
                                                                                1998           1999             2000
                                                                            ------------    -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $ (12,715)      $     205       $ (40,307)
                                                                             ---------       ---------       ---------
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Depreciation and amortization                                          24,191          24,460          27,784
         Change in deferred income taxes                                        (3,898)          2,166         (20,682)
         Net loss on disposition of assets                                          11             852             942
         Amortization of debt issuance costs                                       661             668             734
         Preopening costs                                                       10,611            --              --
         Extraordinary loss on early retirement of debt                           --              --            10,039
         Impairment loss on assets held for sale                                  --              --            57,153
         Changes in current assets and liabilities:
              Restricted cash                                                       34             (24)         (1,448)
              Accounts receivable, net                                             561            (590)           (346)
              Income taxes, net                                                   (712)          1,365           1,325
              Inventories                                                       (1,314)           (231)         (1,124)
              Prepaid expenses                                                    (669)           (593)           (451)
              Accounts payable                                                   1,552           2,865           3,920
              Accrued liabilities                                                4,810           3,144           1,297
                                                                             ---------       ---------       ---------
     Total adjustments                                                          35,838          34,082          79,143
                                                                             ---------       ---------       ---------

Net cash provided by operating activities                                       23,123          34,287          38,836
                                                                             ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of Missouri properties, net of cash
       acquired                                                                   --              --          (486,800)
     Capital expenditures                                                      (32,312)        (57,590)        (33,357)
     Increase (decrease) in construction contracts
       payable                                                                 (18,478)          5,444          (1,848)
     Proceeds from sale of assets                                                 --             2,029           1,838
     Decrease (increase) in deposits and other assets                           (3,073)             69          (1,039)
                                                                             ---------       ---------       ---------

Net cash used in investing activities                                          (53,863)        (50,048)       (521,206)
                                                                             ---------       ---------       ---------


        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERISTAR CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                             (Amounts in Thousands)


                                                             Years ended December 31,
                                                       1998            1999            2000
                                                   ------------    -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of long-term debt       $  42,606       $  19,047       $ 788,227
     Debt issuance costs                                 --              --           (20,838)
     Principal payments of long-term debt and
       capitalized leases                              (6,688)         (6,004)       (264,487)
     Proceeds from exercise of stock options             --                40             182
                                                    ---------       ---------       ---------

Net cash provided by financing activities              35,918          13,083         503,084
                                                    ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 5,178          (2,678)         20,714

CASH AND CASH EQUIVALENTS  BEGINNING OF YEAR           13,031          18,209          15,531
                                                    ---------       ---------       ---------

CASH AND CASH EQUIVALENTS
   END OF YEAR                                      $  18,209       $  15,531       $  36,245
                                                    =========       =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Cash paid for interest, net of amounts
       capitalized                                  $  22,515       $  23,474       $  30,946
     Income taxes paid (refunds received)           $     350       $  (3,192)      $  (2,162)

NONCASH INVESTING AND FINANCING ACTIVITIES:

     Acquisition of assets with capital leases      $   7,180       $     153       $   4,531
     Acquisition of assets with notes payable       $    --         $      --       $   3,641







        The accompanying notes are an integral part of these consolidated financial statements.

                             AMERISTAR CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements of Ameristar Casinos, Inc., a Nevada corporation ("ACI" or the "Company"), include the accounts of the Company and its wholly-owned subsidiaries, Cactus Pete's, Inc. ("CPI"), Ameristar Casino Vicksburg, Inc. ("ACVI"), Ameristar Casino Council Bluffs, Inc. ("ACCBI"), Ameristar Casino Las Vegas, Inc. ("ACLVI"), Ameristar Casino St. Louis, Inc. ("ACSLI"), Ameristar Casino St. Charles, Inc. ("ACSCI"), Ameristar Casino Kansas City, Inc. ("ACKCI") and A.C. Food Services, Inc. ("ACFSI"). ACSCI and ACKCI were formed in October 2000 to complete the acquisitions of two properties in St. Charles and Kansas City, Missouri, as described more fully in Note 10. ACSLI was formed in October 1999 to pursue a gaming license in South St. Louis County, Missouri. On December 20, 2000, AC Hotel Corp, a wholly owned subsidiary of ACVI, merged with and into ACVI and ceased to exist.

     CPI owns and operates two casino-hotels in Jackpot, Nevada - Cactus Petes Resort Casino and The Horseshu Hotel and Casino. ACVI owns and operates Ameristar Vicksburg, a riverboat-themed dockside casino and related hotel and other land-based facilities in Vicksburg, Mississippi. ACCBI owns and operates Ameristar Council Bluffs, a riverboat casino and related hotel and other land-based facilities in Council Bluffs, Iowa that serves the Council Bluffs and Omaha, Nebraska metropolitan area. ACSCI owns a riverboat casino in St. Charles, Missouri that serves the St. Louis metropolitan area. ACKCI owns a master-planned gaming and entertainment facility in Kansas City, Missouri, which features a casino, hotel, cinema multiplex and restaurants. ACLVI owned and operated The Reserve Hotel Casino in Henderson, Nevada, in metropolitan Las Vegas, until it sold the property in January 2001.

     The gaming licenses granted to ACSCI, ACKCI, ACVI and ACCBI must be periodically renewed by the respective state gaming authorities to continue gaming operations. In addition, ACCBI's gaming operations are subject to a county-wide reauthorizing referendum every eight years, commencing in 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements.

Cash and cash equivalents

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market, due to the short-term maturities of these instruments.

Accounts receivable

     Gaming receivables are included as part of the Company's accounts receivable balance. An allowance of $731,000 and $629,000 at December 31, 1999 and 2000, respectively, has been applied to reduce receivables to amounts anticipated to be collected.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted average basis.

Depreciation and capitalization

     Property and equipment are recorded at cost, including interest charged on funds borrowed to finance construction. Interest of $1,434,000, $561,000 and $1,359,000 was capitalized for the years ended December 31, 1998, 1999 and 2000, respectively. Betterments, renewals and repairs that extend the life of an asset are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. For major renovation projects, assets to be disposed of are identified and the Company writes down the value of these assets to realizable value when disposed of. Costs of major renovation projects are capitalized in accordance with existing policies.

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

Impairment of long-lived assets

     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The

Company reviews long-lived assets for such events or changes in circumstances at each balance sheet date. If a long-lived asset is to be held and used, the Company assesses recoverability based on the future undiscounted cash flows of the related asset over the remaining life compared to the asset's book value. If an impairment exists, the asset is written down to fair value, based on quoted market prices or another valuation technique, such as discounted cash flow analysis.

     If a long-lived asset is to be sold, the asset is reported at the lower of carrying amount or fair value less cost to sell, with fair value measured as discussed above. The Company recognized an impairment loss related to the sale of The Reserve in 2000, as discussed more fully in Note 11.

Debt issuance costs

     Debt issuance costs are capitalized and amortized to interest expense using the effective interest method or a method that approximates the effective interest method over the term of the related debt instrument.

Excess of purchase price over fair market value of net assets acquired

         The excess of purchase price over fair market value of net assets acquired is amortized over its estimated useful life.

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


                                                  Years ended December 31,
                                               1998         1999         2000
                                             --------     --------     -------
                                                  (Amounts in Thousands)
     Food and beverage                        $20,399      $20,189      $20,552
     Room                                       1,024        1,336        1,089
     Other                                        958        1,382        1,303
                                              -------      -------      -------
                                              $22,381      $22,907      $22,944
                                              =======      =======      =======


Advertising

     The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $9,966,000, $10,690,000 and $11,564,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Preopening costs and business development expenses

     Preopening costs primarily represent direct personnel and other operating costs incurred prior to the opening of new facilities. The Company changed its method for accounting for preopening costs effective January 1, 1999 in accordance with American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities." Prior to 1999, the Company capitalized preopening costs and expensed such costs upon the commencement of operations. The adoption of SOP 98-5 did not have a material impact on the Company's operations in 1999 or 2000 since the Company was not developing any new facilities.

     Business development expenses are general costs incurred in connection with identifying, evaluating and pursuing opportunities to expand into existing or emerging gaming jurisdictions. Such costs include, among others, legal fees, land option payments and fees for applications filed with regulatory agencies and are expensed as incurred.

Federal income taxes

     Income taxes are recorded in accordance with SFAS 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Earnings Per Share

     The Company calculates earnings per share in accordance with SFAS 128, "Earnings Per Share". Basic earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options. All outstanding stock options were excluded from the calculation of diluted earnings per share for the periods presented because the effect of including the options would have been anti-dilutive in 1998 and 2000 and the dilutive effect was not significant in 1999.

Reclassifications

     Certain reclassifications, having no effect on net income, have been made to the prior period's consolidated financial statements to conform to the current period's presentation.

NOTE 3 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:


                                                   December 31,
                                               1999          2000
                                             --------     ---------
                                             (Amounts in Thousands)
      Compensation and related
        benefits                              $ 7,457      $12,643
      Taxes other than income taxes             5,822        8,089
      Players' clubs                            1,693        6,220
      Progressive slot machine jackpots         1,009        4,638
      Interest                                  6,320        2,986
      Deposits and other accruals               5,424        6,798
                                              -------      -------
                                              $27,725      $41,374

NOTE 4 - FEDERAL INCOME TAXES

     The provision for income taxes consists of the following:



                                                     Years ended December 31,
                                                 1998           1999           2000
                                              ---------      ---------      ---------
                                                         (Amounts in Thousands)
      Income from continuing operations        $ (6,363)      $    340       $(17,981)
      Tax benefit from extraordinary item          --             --           (3,479)
                                               --------       --------       --------
                                               $ (6,363)      $    340       $(21,460)
                                               ========       ========       ========


     The components of the income tax provision are as follows:


                           Years ended December 31,
                      1998           1999           2000
                    --------       --------       --------
                           (Amounts in Thousands)
      Current       $ (5,312)      $ (1,250)      $   --
      Deferred        (1,051)         1,590        (21,460)
                    --------       --------       --------
                    $ (6,363)      $    340       $(21,460)
                    ========       ========       ========


     The reconciliation of income tax at the federal statutory rates to income tax expense is as follows:


                                                        Years ended December 31,
                                                      1998        1999        2000
                                                    ---------   ---------   --------
      Federal statutory rate                          (34.0)%     34.0%       (35.0)%
      Nondeductible political and lobbying costs        0.2       11.0        --
      Nondeductible meals and entertainment             0.1        4.2          0.1
      Other nondeductible expenses                      0.3       13.2          0.2
                                                      -----       ----        -----
                                                      (33.4)%     62.4%       (34.7)%
                                                      =====       ====        =====


     Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability consisted of the following:


                                                                    December 31,
                                                                 1999           2000
                                                              ---------       --------
                                                                 (Amounts in Thousands)
      Deferred tax assets:
           Preopening costs                                    $  3,019       $  1,691
           Accrued book expenses not currently deductible         2,757          2,465
           Alternative minimum tax credit                         2,882          2,045
           Net operating loss carry forward                      10,433         20,710
           Impairment loss on assets held for sale                 --           20,004
           Other                                                  1,252            739
                                                               --------       --------
               Total deferred tax assets                         20,343         47,654
                                                               --------       --------
      Deferred tax liabilities:
           Temporary differences related to property and
           equipment                                            (22,937)       (47,021)
           Other                                                 (3,163)        (3,747)
                                                               --------       --------
               Total deferred tax liabilities                   (26,100)       (50,768)
                                                               --------       --------
      Net deferred tax liability                               $ (5,757)      $ (3,114)
                                                               ========       ========

The excess of the alternative minimum tax over regular federal income tax is a tax credit which can be carried forward indefinitely to reduce future federal income tax liabilities. At December 31, 2000, the Company has available $60,264,000 of unused operating loss carryforwards that may be applied against future taxable income. The unused operating loss carryforwards will expire in 2018 through 2020. No valuation allowance has been provided against deferred tax assets as the Company believes it is more likely than not that deferred tax assets are realizable based on expected future taxable income.

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of the following:


                                                                                                December 31,
                                                                                             1999        2000
                                                                                          ---------    --------
                                                                                          (Amounts in Thousands)

           Senior Credit Facilities, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisting the following facilities:

                Revolving Credit Facility, at variable interest (11.8 percent at
                December 31, 2000), with interest due at two-week to six-month periods
                (as elected by the Company), through December 20, 2005                         --         75,000

                Term Loan A, at variable interest (11.8 percent at December 31, 2000), with interest due at two-week to six-month periods (as elected by the
                Company), principal due quarterly, through December 20,
                2005                                                                           --         75,000

                Term Loan B, at variable interest (12.3 percent at December 31, 2000), with interest due at two-week to six-month periods (as elected by the
                Company),
                principal due quarterly, through December 20, 2006                             --        175,000

                Term Loan C, with variable interest (12.5 percent at December 31,
                2000), with interest due at two-week to six-month periods (as elected by the Company), principal
                due quarterly, through December 20, 2007                                       --        150,000

           Senior Subordinated Credit Facility, unsecured, variable
             interest (11.0 percent at December 31, 2000), payable
             quarterly, principal due June 20,
             2008                                                                              --        300,000

           Previous Revolving Credit Facility                                               107,000         --

           10.5 percent Senior Subordinated Notes, interest only
             payable semiannually, principal due August 2004                                100,000         --



                                                                             December 31,
                                                                          1999        2000
                                                                       --------     --------
                                                                       (Amounts in Thousands)
Notes payable to former stockholders of Gem Gaming, Inc.,
        with interest at 8.0 percent, interest payable quarterly,
        due December 2004                                                25,650          --

      Other                                                               9,818        11,077
                                                                       --------      --------

                                                                        242,468       786,077

      Less: Current maturities                                           10,615         8,956
                                                                       --------      --------
                                                                       $231,853      $777,121
                                                                       ========      ========


     On December 20, 2000, the Company refinanced substantially all of its long-term debt with new $575 million senior credit facilities provided by a group of lenders led by affiliates of Deutsche Bank AG and a $300 million senior subordinated credit facility provided by a group of lenders also led by affiliates of Deutsche Bank AG. In connection with the refinancing, the Company repurchased through a tender offer $100 million in aggregate principal amount of its 10.5 percent senior subordinated notes due 2004 and repaid and terminated its previous $115 million revolving credit facility and approximately $30.2 million of other indebtedness. As a result of the early repurchase of the 10.5 percent senior subordinated notes and the early termination of the Company's previous revolving credit facility, the Company incurred an extraordinary charge of $6,560,000 (net of associated tax benefit of $3,479,000), comprised of the premium paid to the noteholders, unamortized discount on the notes and the write-off of related loan costs and fees.

     The Company's new senior credit facilities consist of a revolving credit facility, a revolving credit/term loan facility and term loans A, B and C. Each of these facilities bears interest at a variable rate based on LIBOR or the prime rate plus a margin. For the revolving credit facility, the revolving credit/term loan facility and the term loan A, the interest rate margin fluctuates based on our leverage ratio, which is the ratio of our consolidated debt to latest twelve months EBITDA, as defined, and ranges from 1.50 percent to
3.25 percent in the case of Eurodollar loans and from 0.50 percent to 2.25 percent in the case of base rate loans. For term loans B and C, the margins are fixed at 3.75 percent and 4.00 percent, respectively, in the case of Eurodollar loans, and at 2.75 percent and 3.00 percent, respectively, in the case of base rate loans.

     The new senior credit facilities contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as promises to maintain certain financial ratios and tests within defined parameters. As of December 31, 2000 the Company was limited to a 3.25:1 senior debt ratio, defined as senior debt divided by EBITDA (as defined). The Company was also limited to a 5.25:1 total debt ratio, defined as consolidated debt divided by EBITDA, as of the same date. As of December 31, 2000, the Company's senior debt and total debt ratios were 2.66 and 4.75, respectively.

     As of December 31, 2000, the Company was required to maintain a minimum fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of 1.50:1. As of December 31, 2000, the Company's fixed charge coverage ratio was
1.84. The senior credit facilities also limit the Company's aggregate capital expenditures in each year. For the period from December 20, 2000 through December 31, 2001, the Company is limited to a maximum of $26 million of capital expenditures in addition to capital expenditures of $110 million in connection with the St. Charles expansion project, $9.5 million in connection with the ongoing renovation project at Ameristar Vicksburg and $8.0 million in connection with the ongoing renovation project at Ameristar Council Bluffs. The senior credit facilities also require the Company to maintain a consolidated tangible net worth (as defined) of at least $23 million plus 50 percent of net income (without any reduction for net losses) as of the end of each quarter plus net proceeds of certain future equity offerings. As of December 31, 2000, the Company's consolidated tangible net worth was $5.0 million more than required by this covenant.

     In 1997, the Company entered into an interest rate collar agreement with Wells Fargo Bank to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Company's senior credit facilities. Under the agreement, which covered $50.0 million of the borrowings under the previous credit facility and covers $50 million of the LIBOR borrowings under the revolving credit/term loan facility and the term loan A, the Company has a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of
6.75 percent, plus the applicable margin. In 1999 and 2000, the Company paid approximately $49,000 and $0, respectively, in additional interest as a result of this agreement. The agreement terminates on June 30, 2003.

     On February 2, 2001, the Company issued $380 million in aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2009. The notes were issued at a discount to yield 11.0 percent. The net proceeds of the offering were used (1) to repay the $300 million in principal amount outstanding under the Company's senior subordinated credit facility and accrued interest thereon, (2) to partially repay and permanently reduce the term loan B and the term loan C under the Company's senior credit facilities by a total of $50 million, (3) to partially repay the revolving credit facility under the Company's senior credit facilities and (4) for working capital purposes. The 10 3/4% Senior Subordinated Notes due 2009 are unsecured, and are guaranteed by each of the Company's subsidiaries and rank junior to all of the Company's existing and future senior debt, including borrowings under the Company's senior credit facilities. Pursuant to the terms of a registration rights agreement, the Company expects to offer to exchange the notes with notes having substantially identical terms that have been registered with the Securities and Exchange Commission. The unamortized debt issuance costs related to the senior subordinated credit facility totaled $2.3 million at the date of that facility's termination and will result in an extraordinary loss on extinguishment of debt in 2001.

     The 10 3/4% Senior Subordinated Notes were issued by the Company, and all of the Company's current subsidiaries (the "Guarantors") have jointly and severally, and fully and unconditionally, guaranteed the notes. Each of the Guarantors is a wholly owned subsidiary of the Company, and the Guarantors constitute all of the Company's direct and indirect subsidiaries. The Company is a holding company with no operations or material assets independent of those of the Guarantors, other than its investment in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity on a consolidated basis of the Company. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

     At December 31, 2000, the book value of the Company's long-term debt approximates fair value due to the predominantly variable-rate nature of the obligations. Also, fixed rate obligations are at rates that approximate the Company's incremental borrowing rate for debt with similar terms and remaining maturities.

     Maturities of the Company's borrowings for the next five years as of December 31, 2000 are as follows (amounts in thousands):



      2001                            $  8,956
      2002                              11,801
      2003                              19,409
      2004                              26,842
      2005                             104,733
      Thereafter                       614,336
                                      --------
                                      $786,077


NOTE 6 - LEASES

Capital leases

     The Company has various capital leases for slot machines, restaurant equipment, and computer and other equipment. These leases have interest rates ranging from 5.1% to 11.7% and require aggregate monthly payments of $183,500 at December 31, 2000.

     Future minimum lease payments required under capitalized leases for the five years subsequent to December 31, 2000 are as follows (amounts in thousands):


      2001                                         $2,442
      2002                                          1,459
      2003                                          1,396
      2004                                            786
      2005                                             25
      Thereafter                                      454
                                                   ------
                                                    6,562
      Less: Amount representing interest            1,206
                                                   ------
      Present value of minimum lease payments      $5,356
                                                   ======


Operating leases

     ACCBI, as lessor, has leased a portion of the Ameristar Council Bluffs site to an affiliate of an independent hospitality company, which operates a 188-room hotel on the property. ACCBI has leased another portion of the Ameristar Council Bluffs site to another affiliate of this independent hospitality company for the operation of a 96-room hotel on the property. Rental income recognized in the years-ended December 31, 1998, 1999 and 2000 was $60,000, $60,000 and $67,500, respectively.

     ACI leases office space in Las Vegas, Nevada to serve as its corporate offices. Monthly payments are approximately $63,000 plus the Company's share of certain common area maintenance expenses. Payments under the leases are subject to annual escalation clauses corresponding to increases in the cost of living. The Company recorded rental expense of approximately $533,000, $552,000 and $596,000 under these leases in the years ended December 31, 1998, 1999 and 2000, respectively.

     The Company entered into a three-year lease (with renewal options for an additional 24 years) for land on which Ameristar Vicksburg is situated. The lease initially requires quarterly payments of approximately $20,000. The lease contains a purchase option exercisable at various times during the term of the lease.

NOTE 7 - BENEFIT PLANS

401(k) plan

     The Company maintains a defined contribution 401(k) plan which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50 percent of the first four percent of each participating employee's compensation. Plan participants can elect to defer before-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contributions were $485,000, $585,000, and $586,000 for the fiscal years ended December 31, 1998, 1999 and 2000 respectively.

Insurance plan

     The Company has a qualified employee insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan requires contributions from eligible employees and their dependents. The Company's contribution expense for the plan was approximately $5.0 million, $7.5 million and $9.8 million for the years ended December 31, 1998, 1999 and 2000, respectively.

Stock Option Plans

     The Company has various stock incentive plans for directors, officers, employees, consultants and advisers of the Company. The plans permit grants of options to purchase common stock intended to qualify as incentive stock options or non-qualified stock options and also provides for grants of restricted stock. The maximum number of shares available for issuance under the plans is 4.6 million, subject to certain limitations. To date, the Company has not granted any awards of restricted stock. The Compensation Committee of the Board of Directors administers the plans and has broad discretion to establish the terms of stock option awards, including without limitation the power to set the term (up to 10 years), vesting schedule and exercise price of stock option awards.

     In December 1998, certain stock options granted under the plans were amended to reduce the per share exercise prices to $2.64 (the market price on the date of amendment) from initial exercise prices ranging from $2.78 to $6.13. No other terms of these stock options were amended.

     In December 2000, in connection with the Company's acquisitions of two properties in Missouri (see Note 10), the Company granted 675,000 options to four members of the Missouri properties' senior management team. These options have an exercise price of $4.64 per share and the market price on the date of grant was $5.56 per share. Therefore, compensation expense of $623,000 will be recognized over the vesting period of the options based on the difference between the exercise price and fair market value. Options to purchase 270,000 shares vest equally over a four year period from January 1, 2002 through December 31, 2005. The remaining options vest on December 31, 2007, subject to acceleration through December 2005 if the Missouri properties meet certain performance targets (as established by the Board of Directors or, in its discretion, by a Committee of the Board of Directors).

     Summarized information for the Company's stock option plans is as follows:



                                                                  Years Ended December 31,
                                                    1998                    1999                      2000
                                        -------------------------- -----------------------   -----------------------
                                                        Weighted                  Weighted                   Weighted
                                                         Average                  Average                     Average
                                                        Exercise                  Exercise                   Exercise
                                            Options       Price       Options      Price        Options        Price
                                        ------------  -----------  -----------    ---------    -----------  ----------
   Outstanding at beginning of year          594,500      $ 6.12      1,140,110     $ 2.68       1,441,510     $ 2.99
   Granted                                   833,610        2.69        579,170       3.52       1,969,542       4.67
   Exercised                                     -            -         (15,264)      2.64         (67,699)      2.69
   Canceled                                (288,000)        6.22       (262,506)      2.86        (119,374)      2.25
                                           ---------      ------      ---------     ------       ---------     ------
   Outstanding at end of year              1,140,110      $ 2.68      1,441,510     $ 2.99       3,223,979     $ 4.05
                                           =========      ======      =========     ======       =========     ======

   Options exercisable at end of year        184,300      $ 2.75        382,184     $ 2.78         608,632     $ 3.06
   Options available for grant               467,890          -       1,158,490         -        1,293,058



     Following is a summary of the status of options outstanding at December 31, 2000:


                                      Outstanding Options                             Exercisable Options
                   ---------------------------------------------------------------------------------------------
     Exercise                          Weighted Average   Weighted Average                      Weighted Average
   Price Range            Number        Remaining Life     Exercise Price        Number         Exercise Price
-----------------------------------------------------------------------------------------------------------------
      $2.64                792,967            6.9           $    2.64            461,688            $    2.64
  $2.75 - $4.59            788,671            8.9                3.73            103,944                 3.48
      $4.64                675,000           10.0                4.64               -                     -
  $4.72 - $6.75            965,341            9.6                5.04           4  1,000                 6.10
      $16.00                 2,000            3.2               16.00              2,000                16.00
                       ------------                                            ----------
                         3,223,979                                               608,632
                       ============                                            ==========


     The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under SFAS No. 123, "Accounting for Stock-Based Compensation", all employee stock option grants are considered compensatory. SFAS

No. 123 is effective for fiscal years beginning after 1995 and provides, among other things, that companies may elect to account for employee stock options using APB 25. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts in the following table. The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted average fair value of the options granted. The model assumes no expected future dividend payments on the Company's common stock for the options granted in 1998, 1999 and 2000.


                                                           Years ended December 31,
                                                    1998             1999          2000
                                                ------------     -------------  ------------
                                                 (Amounts in Thousands, Except Per Share Data)
Net income (loss):
    As reported                                   $  (12,715)     $      205   $  (40,307)
    Pro forma                                        (13,002)           (246)     (40,989)
Basic and diluted earnings (loss) per share:
    As reported                                   $    (0.62)     $     0.01   $    (1.98)
    Pro forma                                          (0.64)          (0.01)       (2.01)
Weighted average assumptions:
    Expected stock price volatility                       58%             58%          54%
    Risk-free interest rate                              4.5%            5.8%         5.6%
    Expected option lives (years)                          5               5            5
    Estimated fair value of options granted       $     1.18      $     1.94   $     2.73


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

     E.L. Pennebaker, Jr., et. al. v. Ameristar Casinos, Inc., et. al. On February 23, 1998, E.L. Pennebaker, Jr. filed a complaint in the Circuit Court of Pike County, Mississippi against the Company and other parties (the "Pennebaker case"). The complaint was amended in February 1998 to add James F. Belisle, Multi Gaming Management, Inc. and Multi Gaming Management of Mississippi, Inc. as additional plaintiffs. The plaintiffs are property owners or claim to have contract rights in a proposed casino/racetrack development along the Big Black River in Warren County, Mississippi. They allege they would have profited if the Mississippi Gaming Commission had found suitable for a casino a location along that river that was controlled by Horseshoe Gaming, Inc. or its affiliates. The plaintiffs allege the defendants conducted an aggressive campaign in opposition to the application of Horseshoe Gaming, Inc. for a gaming site on the Big Black River, in violation of the antitrust laws and the gaming laws of Mississippi. The plaintiffs also allege that the defendants tortiously interfered with the plaintiffs' business relations. The plaintiffs allege compensatory damages of $38 million and punitive damages of $200 million.

     The trial in this case was held in October 1999, following which the jury rendered joint and several verdicts in favor of the plaintiffs against the Company and other defendants, on the conspiracy count and on the restraint of trade and tortiously interference counts. The net damages awarded to the plaintiffs total $3,792,000, of which the Company's pro rata portion is $1,685,333. These damages are compensatory only as the court did not allow the jury to consider an award of punitive damages. The Company and the other defendants have appealed the case to the Mississippi Supreme Court, and the Company otherwise intends to vigorously defend against the plaintiffs' claims. Post-judgment interest on the damages will accrue at the rate of 8 percent per annum, and if an appeal is unsuccessful, the plaintiffs would also be entitled to a premium of 15% of the damages amount.

     Mr. Pennebaker has also filed a petition with the Mississippi Gaming Commission requesting that the Mississippi Gaming Commission order the Company and the other defendants, to stop opposing the approval and construction of a casino on the Big Black River. The Company has been advised that no action is required by it in connection with this petition unless requested by the Mississippi Gaming Commission.

     Walter H. Gibbes, Jr. and Margaret S. Dozier v. Ameristar Casinos, Inc. et al. On November 22, 1999, Mr. Gibbes and Ms. Dozier filed a complaint in the Circuit Court of Pike County, Mississippi against the Company and other defendants. The matter is pending as case no. 99-0157-B. The Company believes that the plaintiffs were partners with Mr. Pennebaker in a partnership that held an option to a real estate parcel along the Big Black River that is adjacent to the parcel that was the subject of the Horseshoe Gaming, Inc. application. The allegations in the complaint are substantially the same as those in the complaint in the case previously brought by the plaintiffs in the Pennebaker case. The plaintiffs seek $4,567,500 in actual damages and an unspecified amount of punitive damages.

     The defendants have removed this case to the United States District Court for the Southern District of Mississippi on diversity jurisdiction and federal question grounds. The plaintiffs filed a motion to remand the case back to the Pike County circuit court, which was granted. The other defendants have filed a motion seeking the federal court to vacate its prior ruling, which motion is still pending. The Company intends to continue to vigorously defend against this cause of action.

     Other. The Company is engaged in several other legal actions arising in the ordinary course of business. With respect to these legal actions, the Company believes that it has adequate legal defenses, insurance coverage or indemnification protection or otherwise believes that the ultimate outcome(s) will not have a material adverse impact on the Company's financial position.

NOTE 9 - RELATED PARTY TRANSACTIONS

     The Company engages Neilsen and Company, a company that is owned and controlled by Craig H. Neilsen, the Company's president, chief executive officer and chairman, to provide certain construction and professional services, office space and other equipment and facilities. Total payments to Neilsen and Company were $33,000, $44,000 and $45,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

     The Company also leased office space from the Lynwood Shopping Center, which until September 1999 was also controlled by Mr. Neilsen. Total payments to the Lynwood Shopping Center were $69,000, $17,000 and $0 for the years ended December 31, 1998, 1999 and 2000, respectively.

     Mr. Neilsen is the president, director and sole stockholder of Intermountain Express, Inc. ("Intermountain"), a transportation concern that provides CPI with package delivery services between Jackpot, Nevada and Twin Falls, Idaho. In 1998, 1999 and 2000, CPI paid $54,000, $35,000 and $26,000 respectively, for these services. CPI provided contracted driver services and miscellaneous other supplies to Intermountain Express, Inc. and in 1998, 1999 and 2000, CPI was paid $23,000, $21,000 and $23,000, respectively, for these services and supplies.

     In management's opinion, at the time the above described transactions were entered into, they were in the best interest of the Company and on terms as fair to the Company as could have been obtained from unaffiliated parties.

NOTE 10 - ACQUISITION OF MISSOURI PROPERTIES

     On December 20, 2000, the Company, through two newly formed wholly owned subsidiaries, completed its acquisitions of substantially all of the assets of two gaming properties in St. Charles and Kansas City, Missouri from subsidiaries of Station Casinos, Inc. (the "Acquisitions"). The total purchase price for the Acquisitions, net of cash acquired, was $486.8 million. The Acquisitions were financed with a portion of the proceeds from the Company's new senior credit facilities and its senior subordinated credit facility, as described in Note 5.

     The purchase price has been allocated to the fair market value of the assets purchased and liabilities assumed, including identified intangible assets consisting primarily of customer lists valued at $6 million. The final purchase price is subject to change based on the results of a working capital adjustment. The purchase price allocation is preliminary and may be adjusted up to one year from the date of the Acquisitions. The excess of the purchase price over fair market value of net assets acquired is being amortized over 40 years.

     The preliminary purchase price was allocated as follows (In thousands):


Purchase price, net of cash acquired         $ 486,800
                                             ---------

Fair value of net assets acquired:
    Land
                                             $  23,060
    Other property and equipment               392,236
    Identified intangible assets                 6,000
    Working capital, net of cash acquired
                                                (2,892)
    Deferred tax liability                     (18,039)
                                             ---------
                                               400,365
Excess of purchase price over fair market
    value of net assets acquired             $  86,435
                                             =========



     The following unaudited pro forma data summarizes the Company's results of operations for the periods indicated as if the Acquisitions had occurred at the beginning of the periods presented:


                                                                   December 31,
                                                                1999           2000
                                                              ---------      --------
                                                               (Amounts in Thousands,
                                                              Except Per Share Amounts)
      Revenues                                                 $ 614,934     $ 659,346
      Loss before extraordinary item (1)                        (144,923)      (37,807)
      Net loss (1)                                              (144,923)      (44,430)
      Basic and diluted loss per share before extraordinary
        item (1)                                                   (7.12)        (1.85)
      Basic and diluted loss per share (1)                         (7.12)        (2.18)



      ---------------------
     (1) Includes an impairment loss on write-down of assets at the St. Charles property of $125.7 million in 1999 and an impairment loss of $57.2 million on The Reserve in 2000.

NOTE 11 - SALE OF THE RESERVE

     On October 17, 2000, the Company, through ACLVI, agreed to sell substantially all of the assets of The Reserve to a wholly owned subsidiary of Station Casinos, Inc. On January 29, 2001, the Company completed its planned sale of The Reserve for a total consideration of approximately $71.8 million. The proceeds from the sale of The Reserve were used (1) to partially repay and permanently reduce the revolving loan commitment and the term loan A under our senior credit facilities by a total of $50 million, (2) to repay revolving loans under our senior credit facilities (which remain available for future borrowing), and (3) to repay certain indebtedness associated with the assets sold in the transaction.

     The sale of The Reserve resulted in a loss of approximately $57.2 million. This impairment loss was recorded in the third quarter of 2000 as required by SFAS No. 121. The assets and liabilities to be sold have been reclassified as current assets and liabilities in the accompanying consolidated balance sheets. The following table shows certain financial information of The Reserve for the periods indicated:



                                      December 31,
                                   1999           2000
                                 --------      ---------
                                 (Amounts in Thousands)
      Net revenues                $ 52,832     $ 62,044
      Loss from operations (1)      (7,089)     (57,321)


      ---------------
      (1) Includes an impairment loss of $57.2 million for the year ended December 31, 2000.