Form 10-Q
period 2001-03-31
AMERISTAR CASINOS INC
filed 2001-05-15
CIK 912145

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                         Commission file number: 0-22494

                             AMERISTAR CASINOS, INC.
             (Exact name of Registrant as Specified in its Charter)


            NEVADA                            88-0304799
        --------------                        ----------
(State or other jurisdiction of             (I.R.S. employer
incorporation or organization)             identification no.)


                           3773 HOWARD HUGHES PARKWAY
                                 SUITE 490 SOUTH
                             LAS VEGAS, NEVADA 89109
                    (Address of principal executive offices)


                                 (702) 567-7000
                                 --------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 12, 2001, 20,600,097 shares of Common Stock of the registrant were issued and outstanding.

                             AMERISTAR CASINOS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                         Page No(s).
                                                                         -----------
Part I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           A.   Condensed Consolidated Balance Sheets at
                December 31, 2000 and March 31, 2001 (unaudited)               3 - 4

           B.   Condensed Consolidated Statements of Operations
                (unaudited) for the three months ended March 31,
                2001                                                           5 - 6

           C.   Condensed Consolidated Statements of Cash Flows
                (unaudited) for the three months ended March 31,
                2001                                                           7 - 8

           D.   Notes to Condensed Consolidated Financial
                Statements                                                    9 - 14

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               15 - 23

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk             23


Part II.  OTHER INFORMATION

  Item 5.  Other Information                                                      24

  Item 6.  Exhibits and Reports on Form 8-K                                       25


SIGNATURE                                                                         26


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (AMOUNTS IN THOUSANDS)

                                                             December 31,     March 31,
                                                                  2000          2001
                                                             ------------   ------------
                                                                             (Unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                             $ 36,245        $ 42,517
         Restricted cash                                          1,590           1,575
         Accounts receivable, net                                 9,731           7,290
         Income tax refund receivable                               125               -
         Inventories                                              4,501           4,514
         Prepaid expenses                                         5,350           6,962
         Deferred income taxes                                    2,502           3,692
         Assets held for sale                                    73,195               -
                                                               --------        --------
                Total current assets                            133,239          66,550
                                                               --------        --------
PROPERTY AND EQUIPMENT AND LEASEHOLD
    INTERESTS, net of accumulated depreciation and
    amortization of $115,921 and $123,744, respectively         642,105         651,152

EXCESS OF PURCHASE PRICE OVER FAIR                               86,384          85,798
    MARKET VALUE OF NET ASSETS ACQUIRED

DEPOSITS AND OTHER ASSETS                                        29,193          32,785
                                                               --------        --------
TOTAL ASSETS                                                   $890,921        $836,285
                                                               ========        ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      December 31,      March 31,
                                                                         2000             2001
                                                                     -------------     ----------
                                                                                       (Unaudited)
CURRENT LIABILITIES:
         Accounts payable                                             $  13,124          $ 7,210
         Construction contracts payable                                   4,493            2,459
         Accrued liabilities                                             41,374           50,424
         Current obligations under capitalized leases                     2,002            1,870
         Current maturities of notes payable and long-term debt           8,956            7,581
         Income tax  payable                                                  -              119
         Liabilities related to assets held for sale                      6,837                -
                                                                      ---------          -------
                Total current liabilities                                76,786           69,663
                                                                      ---------          -------
OBLIGATIONS UNDER CAPITALIZED LEASES, net of
     current maturities                                                   3,354            3,066
                                                                      ---------          -------
NOTES PAYABLE AND LONG-TERM DEBT,
     net of current maturities                                          777,121          721,781
                                                                      ---------          -------
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES                     5,616            9,531

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value: Authorized -                        -                -
         30,000,000 shares; Issued - None
         Common stock, $.01 par value: Authorized -                           -                -
         30,000,000 shares; Issued and outstanding -
             20,442,963 shares at December 31, 2000 and
             20,568,677 shares at March 31, 2001                            204              206
         Additional paid-in capital                                      43,265           43,602
         Accumulated deficit                                            (15,425)         (11,564)
                                                                      ---------          -------
                Total stockholders' equity                               28,044           32,244
                                                                      ---------          -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $890,921         $836,285
                                                                      =========         ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           Three Months
                                                                          Ended March 31,
                                                                      2000             2001
                                                                   ---------        ----------
    REVENUES:
           Casino                                                  $  67,225         $ 133,043
           Food and beverage                                          12,993            17,652
           Rooms                                                       4,010             5,785
           Other                                                       2,646             4,132
                                                                   ---------         ---------
                                                                      86,874           160,612
           Less: Promotional allowances                                6,895             8,481
                                                                   ---------         ---------
                 Net revenues                                         79,979           152,131
                                                                   ---------         ---------
    OPERATING EXPENSES:
           Casino                                                     29,545            66,935
           Food and beverage                                           7,811            12,027
           Rooms                                                       1,569             1,996
           Other                                                       2,582             2,860
           Selling, general and administrative                        20,207            32,543
           Depreciation and amortization                               6,931             9,004
                                                                   ---------         ---------
           Total operating expenses                                   68,645           125,365

             Income from operations                                   11,334            26,766

    OTHER INCOME (EXPENSE):
           Interest income                                                45               111
           Interest expense                                           (6,718)          (20,437)
           Other                                                        (346)              (48)
                                                                   ---------         ---------

    INCOME BEFORE INCOME TAX PROVISION AND
        CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            4,315             6,392
           Income tax provision                                        1,531             2,396
                                                                   ---------         ---------

    INCOME BEFORE  CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE                                        2,784             3,996

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
        PRINCIPLE - adoption of SFAS No. 133, net of income
        tax benefit of $73                                                 -              (135)
                                                                   ---------         ---------

    NET INCOME                                                     $   2,784         $    3,861
                                                                   =========         ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        Three Months
                                                                                      Ended March 31,
                                                                                    2000            2001
                                                                                ------------    ------------
    EARNINGS PER SHARE:
        Income before cumulative effect of change in accounting principle:
           Basic                                                                   $  0.14           $ 0.19
                                                                                   =======         ========
           Diluted                                                                 $  0.13             0.19
                                                                                   =======         ========

         Net income:
           Basic                                                                   $  0.14         $   0.19
                                                                                   =======         ========
           Diluted                                                                 $  0.13         $   0.18
                                                                                   =======         ========

    WEIGHTED AVERAGE SHARES OUTSTANDING:
           Basic                                                                    20,377          20,497
                                                                                   =======         ========
           Diluted                                                                  21,632          21,566
                                                                                   =======         ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                             Three Months
                                                                            Ended March 31,
                                                                           2000         2001
                                                                       -----------   -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income                                                   $   2,784     $   3,861
                                                                       -----------   -----------
          Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation and amortization                                6,931         9,305
              Amortization of debt issuance costs                            167         3,906
              Amortization of discount on notes payable                        -           100
              Change in deferred income taxes                              1,058         1,863
              Net loss on disposition of assets                              346             -
              Decrease in other current assets                               341           891
              Decrease in income tax refund receivable                       473             -
              (Decrease) increase in other current liabilities            (3,639)        4,117
                                                                       -----------   -----------
          Total adjustments                                                5,677        20,182
                                                                       -----------   -----------
    Net cash provided by operating activities                              8,461        24,043
                                                                       -----------   -----------
    CASH FLOWS FROM INVESTING ACTIVITIES:

          Proceeds from sale of The Reserve                                    -        71,559
          Capital expenditures                                            (7,062)      (16,872)
          Decrease in construction contracts payable                      (5,745)       (2,033)
          Other                                                              190        (1,603)

    Net cash (used in) provided by investing activities                  (12,617)       51,051
                                                                       -----------   -----------
    CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from issuance of notes payable and long-term debt      10,000       377,976
          Principal payments of notes payable, long-term debt
              and capitalized leases                                      (2,253)     (440,346)
          Debt issuance costs                                                  -        (6,791)
          Issuance of common stock upon exercise of stock options             31           339
                                                                       -----------   -----------
    Net cash provided by (used in) financing activities                    7,778       (68,822)
                                                                       -----------   -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Three Months
                                                                    Ended March 31,
                                                                   2000           2001
                                                                 -------        -------
NET INCREASE IN CASH AND CASH
      EQUIVALENTS                                                  3,622          6,272

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   15,531         36,245
                                                                 -------        -------
CASH AND CASH EQUIVALENTS - END OF PERIOD                        $19,153        $42,517
                                                                 =======        =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Cash paid for interest (net of amounts capitalized)        $ 9,229        $ 5,532
      Assets purchased with long-term debt                       $    38        $     -

















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. ("Ameristar" or "ACI") and its wholly owned subsidiaries (collectively, the "Company"). The Company's principal subsidiaries, all of which are wholly owned, are Ameristar Casino Kansas City, Inc. ("ACKCI"), Ameristar Casino St. Charles, Inc. ("ACSCI"), Ameristar Casino Council Bluffs, Inc. ("ACCBI"), Ameristar Casino Vicksburg, Inc. ("ACVI") and Cactus Pete's, Inc. ("CPI"). ACI also owns A.C. Food Services, Inc. ("ACFSI"), a purchasing subsidiary, Ameristar Casino St. Louis, Inc. ("ACSLI"), a subsidiary organized to pursue a gaming license in South St. Louis County, Missouri, and Ameristar Casino Las Vegas, Inc. ("ACLVI"), a subsidiary that owned The Reserve Hotel Casino until it was sold in late January 2001. All significant intercompany transactions have been eliminated.

     ACKCI owns a master-planned gaming and entertainment facility in Kansas City, Missouri, which features a casino, hotel, cinema multiplex and restaurants. ACSCI owns a riverboat casino in St. Charles, Missouri that serves the St. Louis metropolitan area. The Company currently expects to invest approximately $110 million for the construction of a new casino-entertainment facility at Ameristar St. Charles, expected to be completed in mid-2002, that will include a significantly larger casino and add other amenities. ACCBI owns and operates Ameristar Council Bluffs, a riverboat casino and related hotel and other land-based facilities in Council Bluffs, Iowa. ACVI owns and operates Ameristar Vicksburg, a riverboat-themed dockside casino and related hotel and other land-based facilities in Vicksburg, Mississippi. CPI owns and operates two casino-hotels in Jackpot, Nevada - Cactus Petes Resort Casino and The Horseshu Hotel and Casino. ACLVI owned and operated The Reserve Hotel Casino in Henderson, Nevada, until it sold the property in late January 2001.

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

     Certain reclassifications, having no effect on net income, have been made to the prior period's condensed consolidated financial statements to conform to the current period's presentation. The Company's players' clubs allow customers to earn certain complimentary services and/or cash rebates based on the volume of the customers' gaming activity. The

Emerging Issues Task Force ("EITF") Issue 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" ("EITF 00-22"), was effective beginning in the first quarter of 2000 and requires that progress towards earning points be recorded as a reduction of revenue, including reclassifying prior period amounts. Previously, the Company accounted for its players' clubs in accordance with EITF 00-22, except that the Company recorded the charge for progress towards the complimentary services/cash rebates as a casino department expense. The Company has reclassified these charges, which totaled $1.7 million and $4.2 million for the quarters ended March 31, 2000 and March 31, 2001, respectively, as a reduction of casino revenue.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE 2 - NOTES PAYABLE AND LONG-TERM DEBT

     The Company's principal long term debt is comprised of $475 million in senior credit facilities (the "Senior Credit Facilities") and $380 million in aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). At March 31, 2001, $343.7 million was outstanding under the Senior Credit Facilities. The Senior Credit Facilities consist of a revolving credit facility ($75 million), a revolving credit/term loan facility ($75 million) and term loans A ($50 million), B ($148.1 million) and C ($126.9 million). Each of these facilities bears interest at a variable rate based on LIBOR or the prime rate plus a margin. For the revolving credit facility, the revolving credit/term loan facility and the term loan A, the interest rate margin fluctuates based on the Company's leverage ratio, which is the ratio of the Company's consolidated debt to latest twelve months EBITDA, as defined, and ranges from 1.50 percent to 3.25 percent in the case of LIBOR loans and from
0.50 percent to 2.25 percent in the case of prime rate loans. For term loans B and C, the margins are fixed at 3.75 percent and 4.00 percent, respectively, in the case of LIBOR loans, and at 2.75 percent and 3.00 percent, respectively, in the case of prime rate loans.

     Each of the revolving credit facility, the revolving credit/term loan facility and the term loan A mature on December 20, 2005. The term loan B matures on December 20, 2006 and the term loan C matures on December 20, 2007. The term loan A is subject to mandatory quarterly principal repayments increasing from $0.6 million in the first quarter of

2001 to $4.4 million in 2005. The term loan B is subject to mandatory quarterly principal repayments of $0.4 million from the first quarter of 2001 through 2005 and of $35.2 million per quarter in 2006. The term loan C is subject to mandatory quarterly principal repayments of $0.3 million from the first quarter of 2001 through 2006 and of $29.8 million per quarter in 2007.

     The Senior Credit Facilities contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as promises to maintain certain financial ratios and tests within defined parameters. As of March 31, 2001, the Company was in compliance with all of the covenants in the Senior Credit Facilities. As of March 31, 2001, the Company was limited to a 3.25:1 senior debt ratio (senior debt divided by EBITDA), and a 5.25:1 total debt ratio (total debt divided by EBITDA). As of March 31, 2001, the Company's senior debt and total debt ratios were 2.27:1 and 4.85:1, respectively. As of March 31, 2001, the Company was required to maintain a minimum fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of 1.50:1. As of March 31, 2001, the Company's fixed charge coverage ratio was 2.04:1. The Senior Credit Facilities also require the Company to maintain a consolidated tangible net worth (as defined) of at least $23 million plus 50 percent of net income (without any reduction for net losses) as of the end of each quarter plus net proceeds of certain future equity offerings. As of March 31, 2001, the Company's consolidated tangible net worth was $9.2 million more than required by this covenant. The Senior Credit Facilities are guaranteed by all of Ameristar's subsidiaries and are secured by first priority security interests on substantially all of the Company's real and personal property, including the capital stock of Ameristar's subsidiaries.

     The Company has an interest rate collar agreement with Wells Fargo Bank to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under the Senior Credit Facilities. Under the agreement, which covers $50 million of LIBOR borrowings under the revolving credit/term loan facility and the term loan A of the Senior Credit Facilities, the Company has a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of
6.75 percent, plus the applicable margin. The agreement terminates on June 30, 2003. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in the first quarter of 2001. SFAS No. 133 requires that derivative financial instruments be recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income, depending on the effectiveness of the instrument as a hedge. As a result, the Company recognized (1) the value of the collar agreement ($0.8 million at March 31, 2001) as a liability, (2) a cumulative effect of change in accounting principle of $0.1 million, net of tax, for the value of the agreement upon adoption of SFAS No. 133, and (3) additional interest expense of $0.7 million for the quarter ended March 31, 2001.

     In April 2001, the Company entered into a swap arrangement with Deutsche Bank AG pursuant to which it has fixed the interest rate of $100 million of LIBOR borrowings under the Senior Credit Facilities at 5.07% (plus the applicable margin). This swap arrangement, which expires March 31, 2004, applies to all of the facilities under the Senior Credit Facilities on a pro rata basis. The Company continues to monitor interest rate markets and may enter into interest rate collar or swap agreements for additional amounts of principal under the Senior Credit Facilities as market conditions warrant.

     The Senior Subordinated Notes are unsecured and rank junior to all of the Company's existing and future senior debt, including borrowings under the Senior Credit Facilities. Pursuant to the terms of a registration rights agreement, the Company expects to offer to exchange the Senior Subordinated Notes with notes having substantially identical terms that have been registered with the Securities and Exchange Commission.

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

     The guarantees of the Senior Subordinated Notes by the Guarantors are unsecured senior subordinated obligations of each Guarantor and rank junior to all existing and future senior debt of the Guarantors, including guarantees of borrowings under the Senior Credit Facilities. The Senior Subordinated Notes may be redeemed by the Company on or after February 15, 2006 in accordance with their terms and include certain affirmative and negative covenants, including limitations on the Company's ability to incur additional debt.

     The write-off of the unamortized senior subordinated credit facility loan fee and a prepayment premium on the retired senior debt resulted in a non-recurring charge to interest expense of $3.5 million ($2.3 million net of the associated tax benefit) and reduced the Company's basic earnings per share for the first quarter of 2001 by $0.11 per share to $0.19 per share.

NOTE 3 - EARNINGS PER SHARE

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the computation and presentation of basic and diluted earnings per share for all periods for which an income statement is presented. Outstanding stock options issued by the Company represent the only dilutive securities. Options to purchase approximately 1,634,500 and 3,142,515 shares of common stock were outstanding at March 31, 2000 and March 31, 2001, respectively, at exercise prices ranging from $2.64 to $16.00 for both of the periods.

     Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

     On May 10, 2001, the Company entered into a construction contract with J.S. Alberici Construction Co., Inc. covering a substantial portion of the work necessary to complete the new casino-entertainment facility at Ameristar St. Charles. The contract provides for a guaranteed maximum price of approximately $75 million for the completion of the scope of work covered by the contract. The Company expects to fund the cost of the new casino-entertainment facility from its operating cash flows and from borrowings under the Senior Credit Facilities. A condition to the granting of a gaming license to the Company from the Missouri Gaming Commission was that the Company open the new facility by December 2003. The Company expects to open the new facility in mid-2002.

NOTE 5 - ACQUISITION OF MISSOURI PROPERTIES

     On December 20, 2000, the Company, through two newly formed wholly owned subsidiaries, completed its acquisitions of substantially all of the assets of two gaming properties in St. Charles and Kansas City, Missouri from subsidiaries of Station Casinos, Inc. (the "Acquisitions"). The total purchase price for the Acquisitions, net of cash acquired, was $486.8 million. The Acquisitions were financed with a portion of the proceeds from the Senior Credit Facilities and the Company's senior subordinated credit facility (which was subsequently refinanced with a portion of the proceeds of the Senior Subordinated Notes).

     The following unaudited pro forma data summarizes the Company's results of operations for the periods indicated as if the Acquisitions had occurred at the beginning of the periods presented:

                                                        March 31,
                                                  2000             2001
                                                --------          ------
                                                (Amounts in Thousands,
                                                Except Per Share Amounts)
Revenues                                        $161,212          $152,131
Net income                                         4,809             3,861
Basic earnings per share                        $   0.24          $   0.19
Diluted earnings per share                      $   0.22          $   0.18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

          Ameristar Casinos, Inc. ("Ameristar" or "ACI") develops, owns and operates casinos and related hotel, food and beverage, entertainment and other facilities, with six properties in operation in Missouri, Nevada, Mississippi and Iowa. Ameristar's principal operations are conducted through five wholly owned subsidiaries: Ameristar Casino Kansas City, Inc. ("ACKCI"), Ameristar Casino St. Charles, Inc. ("ACSCI"), Ameristar Casino Council Bluffs, Inc. ("ACCBI"), Ameristar Casino Vicksburg, Inc. ("ACVI") and Cactus Pete's, Inc. ("CPI"). Ameristar and its wholly owned subsidiaries are collectively referred to herein as the "Company."

          ACKCI owns a master-planned gaming and entertainment facility in Kansas City, Missouri, which features a casino, hotel, cinema multiplex and restaurants. ACSCI owns a riverboat casino in St. Charles, Missouri that serves the St. Louis metropolitan area. The Company currently expects to invest approximately $110 million for a new casino-entertainment facility at Ameristar St. Charles, expected to be completed in mid-2002, that will include a significantly larger casino and add other amenities. ACCBI owns and operates Ameristar Council Bluffs, a riverboat casino and related hotel and other land-based facilities in Council Bluffs, Iowa. ACVI owns and operates Ameristar Vicksburg, a riverboat-themed dockside casino and related hotel and other land-based facilities in Vicksburg, Mississippi. CPI owns and operates two casino-hotels in Jackpot, Nevada - Cactus Petes Resort Casino and The Horseshu Hotel and Casino. Ameristar Casino Las Vegas, Inc., a wholly owned subsidiary of ACI, owned and operated The Reserve Hotel Casino in Henderson, Nevada, in metropolitan Las Vegas, until it sold the property in January 2001.


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

          The following table highlights the results of operations of Ameristar's operating subsidiaries for its principal properties:

                                                     Three Months
                                                   Ended March 31,
                                               2000 (1)           2001
                                              ---------        ---------
CONSOLIDATED CASH FLOW INFORMATION
    Cash flow from operations                 $   8,461        $  24,043
    Cash flow from (used in) investing          (12,617)          51,051
    Cash flow from (used in) financing            7,778          (68,822)

NET REVENUES
    Ameristar Kansas City                     $       -        $  52,461
    Ameristar St. Charles                             -           33,635
    Ameristar Council Bluffs                     31,383           28,952
    Ameristar Vicksburg                          19,960           18,629
    Jackpot Properties                           14,248           13,408
    The Reserve(2)                               14,386            5,046
    Corporate and other                               2                -
                                              ---------        ---------
    Consolidated net revenues                 $  79,979        $ 152,131
                                              =========        =========
OPERATING INCOME (LOSS)
    Ameristar Kansas City                     $       -        $  12,505
    Ameristar St. Charles                             -            9,432
    Ameristar Council Bluffs                      7,551            5,230
    Ameristar Vicksburg                           5,451            3,610
    Jackpot Properties                            2,602            1,762
    The Reserve(2)                                 (541)              67
    Corporate and other                          (3,729)          (5,840)
                                              ---------        ---------
    Consolidated operating income             $  11,334        $  26,766
                                              =========        =========
EBITDA(3)
    Ameristar Kansas City                     $       -        $  15,568
    Ameristar St. Charles                             -           10,183
    Ameristar Council Bluffs                      9,801            7,439
    Ameristar Vicksburg                           7,041            5,515
    Jackpot Properties                            3,467            2,774
    The Reserve(2)                                1,603               67
    Corporate and other                          (3,646)          (5,777)
                                              ---------        ---------
    Consolidated EBITDA                       $  18,266        $  35,770
                                              =========        =========
OPERATING INCOME (LOSS) MARGINS
    Ameristar Kansas City                             -             23.8%
    Ameristar St. Charles                             -             28.0%
    Ameristar Council Bluffs                       24.1%            18.1%
    Ameristar Vicksburg                            27.3%            19.4%
    Jackpot Properties                             18.3%            13.1%
    The Reserve(2)                                 (3.8%)            1.3%

                                                     Three Months
                                                   Ended March 31,
                                               2000 (1)           2001
                                              ---------        ---------
    Consolidated operating income margin           14.2%            17.6%

EBITDA (3) MARGINS
    Ameristar Kansas City                             -             29.7%
    Ameristar St. Charles                             -             30.3%
    Ameristar Council Bluffs                       31.2%            25.7%
    Ameristar Vicksburg                            35.3%            29.6%
    Jackpot Properties                             24.3%            20.7%
    The Reserve (2)                                11.1%             1.3%
    Consolidated EBITDA Margin                     22.8%            23.5%

---------------------------

(1) Certain reclassifications, having no effect on net income, have been made to prior period's financial information to conform to the current period's presentation.

(2) The Reserve operating results do not reflect a full quarter's results. The Reserve was sold on January 29, 2001.

(3) EBITDA consists of income from operations plus depreciation and amortization. EBITDA margin is EBITDA as a percentage of net revenues. EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company has significant uses of cash flows, including capital expenditures and debt principal repayments, which are not reflected in EBITDA. It should also be noted that not all gaming companies that report EBITDA information calculate EBITDA in the same manner as the Company.

          Ameristar's consolidated net revenues for the three months ended March 31, 2001 increased to $152.1 million, up 90.2 percent from $80.0 million for the same quarter in 2000. The growth in revenues is primarily the result of contributions from the Kansas City and St. Charles, Missouri properties, which were acquired on December 20, 2000 and contributed $86.1 million in net revenues in the first quarter of 2001. The increase in net revenues attributable to the Missouri properties was offset by lower revenues from The Reserve, which was owned for only approximately one month of the first quarter of 2000, and slightly lower net revenues at the Company's other properties due primarily to construction disruptions and adverse winter weather conditions.

          Income from operations for the three months ended March 31, 2001 was $26.8 million compared to income from operations of $11.3 million for the same period in 2000. The growth in income from operations for the three months ended March 31, 2001 resulted from the Missouri properties contributing $21.9 million in operating income partially offset by the reduced operating income at the other properties for the reasons described above.

          Net income for the quarter ended March 31, 2001 was $3.9 million, or $0.19 basic earnings per share, compared to net income of $2.8 million, or $0.14 basic earnings per share, for the same period in 2000. Net income for the three months ended March 31, 2001 includes a one-time charge to interest expense of $2.3 million (net of the associated tax benefit) relating to the write-off of the unamortized interim credit facility loan fee and a prepayment premium on the retired senior debt which reduced basic earnings per share by $0.11 per share. Net income also includes a cumulative effect of change in accounting principle relating to the adoption of SFAS No. 133, as discussed in Note 2 to the Company's condensed consolidated financial statements for the quarter ended March 31, 2001, which reduced net income by $0.1 million (net of tax benefit) and reduced basic earnings per share by $0.01.

          Net revenues at Ameristar Kansas City and Ameristar St. Charles in the first quarter of 2001 were $52.5 million and $33.6 million, respectively. The combined $86.1 million of net revenues represents a 6.4 percent increase from net revenues in the same period of 2000 reported by the prior owner. The Missouri properties had a combined EBITDA of $25.8 million ($15.6 million at Ameristar Kansas City and $10.2 million at Ameristar St. Charles), a 16.2 percent increase over the $22.2 million of combined EBITDA reported by the prior owner of the Missouri properties for the first quarter of 2000. Operating income of $21.9 million for the Missouri properties, including $12.5 million at Ameristar Kansas City and $9.4 million at Ameristar St. Charles, was up 28.1 percent compared to $17.1 million reported by the prior owner for the first quarter of 2000. The increases in EBITDA and operating income were due to various operational changes and slot product enhancements implemented by Ameristar since acquiring the Missouri properties, as well as the consolidation of the casino at St. Charles onto a single barge in April 2000 that resulted in improved operational efficiencies. Ameristar St. Charles produced $10.2 million in EBITDA in the first quarter of 2001, a record since the 1997 opening of two competing casinos across the Missouri River in Maryland Heights.

          Ameristar Council Bluffs' net revenues of $29.0 million for the quarter ended March 31, 2001 were 7.6 percent lower than net revenues of $31.4 million for the same quarter in 2000. Ameristar Council Bluffs' gaming revenues were negatively impacted by a 3.5 percent decline in total Council Bluff gaming market revenues for the first quarter of 2001 compared to the first quarter of 2000. Management believes the gaming market in Council Bluffs was negatively impacted by high-energy costs and severe weather conditions, especially in the month of February. In addition, Ameristar Council Bluffs' market share decreased one percentage point to 31.1 percent for the quarter ended March 31, 2001 compared to 32.1 percent in the first quarter of 2000. The market share decrease is primarily attributable to construction disruption associated with the $7.4 million renovation and enhancement project for the casino floor and restaurants that began in the fourth quarter of 2000 and which was substantially completed in March 2001. Operating income decreased by $2.3 million, or 30.7 percent, to $5.2 million for the three months ended March 31, 2001 compared to $7.6 million for the same period in 2000 for the reasons listed above.

          Ameristar Vicksburg's net revenues decreased 7.0 percent to $18.6 million for the first quarter of 2001 compared to $20.0 million for the same period in 2000. Operating income was $3.6 million for the first quarter of 2001 compared to $5.5 million for the same period in 2000. The decrease in net revenues is largely due to the adverse impact of construction disruption associated with the $10 million renovation and enhancement project for the casino and restaurants that began in the fourth quarter and is expected to be substantially completed in the second quarter of 2001. In addition to the construction disruption, the Vicksburg gaming market was generally flat in the first quarter of 2001, with an increase in gaming revenue of only 0.6 percent from the same period in 2000.

          Ameristar Vicksburg is currently undergoing a complete renovation of the casino and adding a number of new amenities such as the Bottleneck Blues Bar, a dynamic club featuring live entertainment that re-creates an authentic delta blues "roadhouse" atmosphere, a new VIP lounge, and new high-definition plasma screens positioned throughout the casino. Management believes these new amenities will position the property to further improve operating results and increase Ameristar Vicksburg's market share lead.

          The Jackpot Properties' net revenues decreased by 5.6 percent to $13.4 million for the three months ended March 31, 2001 compared to $14.2 million for the same period in 2000. Operating income decreased to $1.8 million compared to $2.6 million for the same period in 2000. The decreased revenues and operating income are primarily attributable to slow economic conditions in the Southern Idaho market and severe winter weather conditions compared to the prior period.

          Depreciation and amortization expense for the three months ended March 31, 2001 increased $2.1 million, or 29.9 percent over the same period in 2000. This is primarily due to the purchase of the new Missouri assets, which increased depreciation expense by $2.5 million, partially offset by the decrease in depreciation expense of $2.0 million due to the sale of The Reserve assets. Depreciation expense increased $0.4 million at the Company's other properties. Amortization expense increased $1.1 million mainly due to the $1.2 million amortization expense of the new Missouri properties' intangible assets, partially offset by the decrease in goodwill amortization of $0.1 million due to the sale of The Reserve.

          Interest expense increased $13.7 million for the three months ended March 31, 2001 as compared to the same period in the prior year. The increased interest expense for the quarter reflects the amortization of debt costs and discount on notes payable as well as interest on $470.6 million in additional debt compared to debt as of March 31, 2000, which was incurred primarily in connection with the Company's purchase of the Missouri properties. An additional $3.5 million non-recurring charge to interest expense in the first quarter was incurred for the write off of unamortized interim credit facility costs. The Company has also recognized $0.7 million interest expense for the first quarter of 2001 in relation to the interest rate collar agreement as discussed in Note 2 to the Company's condensed consolidated financial statements for the quarter ended March 31, 2001.

          The Company's effective income tax rate for the three months ended March 31, 2001 was 37.5 percent versus the federal statutory rate of 35 percent. The difference between the effective rate and the statutory rate is due to state and local income taxes as well as certain expenses deducted in the current period for financial reporting purposes which are not deductible for tax purposes. In addition to the tax benefit resulting from the Company's net operating loss carry-forward credit from prior years, the Company has a tax benefit in the form of a net operating loss carry-forward credit resulting from the sale of The Reserve. These tax benefits may be used to offset taxable income in future years. The Company has approximately $60.3 million of unused operating loss carry forwards at December 31, 2000. Since carryforwards will be applied against taxable income in future periods, the Company expects to not have any required cash payments of federal income tax until 2002.

LIQUIDITY AND CAPITAL RESOURCES

          Cash flows provided by operating activities were $24.0 million for the three months ended March 31, 2001 compared to $8.5 million for the three months ended March 31, 2000. This increase is largely due to the increase in operating income generated at the new Missouri properties.

          Cash flows provided by investing activities were $51.1 million for the three months ended March 31, 2001 compared to $12.6 million used in investing activities for the three months ended March 31, 2000. The increase is due to the sale of The Reserve in January 2001 partially offset by an increase in capital expenditures and payments on construction contracts payable. On January 29, 2001, the Company completed its planned sale of The Reserve to a wholly owned subsidiary of Station Casinos, Inc for a total consideration of approximately $71.8 million. The proceeds from the sale of The Reserve were used (1) to partially repay and permanently reduce the revolving loan commitment and the term loan A under the Company's senior credit facilities by a total of $50 million, (2) to repay revolving loans under the Company's senior credit facilities (which remain available for future borrowing), (3) to repay certain indebtedness associated with the assets sold in the transaction and (4) for general corporate and working capital purposes.

          Cash flows used in financing activities were $68.8 million for the three months ended March 31, 2001 compared to $7.8 million of cash flows provided by financing activities for the three months ended March 31, 2000. The decrease is due primarily to reduction of debt from the proceeds of the sale of The Reserve.

          On December 20, 2000, the Company refinanced substantially all of its long-term debt through $575 million of new senior secured credit facilities (the "Senior Credit Facilities") with a group of lenders led by affiliates of Deutsche Bank AG and a $300 million senior subordinated credit facility with a group of lenders also led by affiliates of Deutsche Bank AG. On February 1, 2001, $50 million of the proceeds from the sale of The Reserve were used to partially repay and permanently reduce the Senior Credit Facilities to $525 million.

          On February 2, 2001, the Company refinanced the senior subordinated credit facility and partially repaid and permanently reduced the Senior Credit Facilities by $50 million to $475 million with the proceeds from the issuance of $380 million in aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). The net proceeds of the offering were used (1) to repay the $300 million in principal amount outstanding under the Company's senior subordinated credit facility and accrued interest thereon,
(2) to partially repay and permanently reduce the term loan B and the term loan C under the Senior Credit Facilities by a total of $50 million, (3) to repay revolving loans under the Senior Credit Facilities (which may be reborrowed) and
(4) for general corporate and working capital purposes.

          The Senior Credit Facilities are guaranteed by all of Ameristar's subsidiaries and are secured by first priority security interests on substantially all of the Company's real and personal property, including the capital stock of Ameristar's subsidiaries. The Senior Credit Facilities require the Company to meet specified financial tests on an on-going basis, including minimum consolidated tangible net worth, maximum leverage and senior leverage ratios, minimum consolidated gross and adjusted fixed charge coverage ratios and minimum maintenance capital expenditures. As of March 31, 2001, the Company was in compliance with all of the covenants in the Senior Credit Facilities. In addition, the credit agreement relating to the Senior Credit Facilities includes customary representations and warranties, customary events of default, including a change of control, and other customary covenants, including covenants that limit the Company's ability to incur additional debt, make capital expenditures, create or become subject to liens, make asset sales, merge with other entities or make acquisitions, make investments or advances, and pay dividends or make distributions.

          The Company's capital expenditures of $16.9 million for the three months ended March 31, 2001 primarily relate to the new casino-entertainment facility at Ameristar St. Charles, renovation projects at Ameristar Council Bluffs and Ameristar Vicksburg, the purchase of new generation multi-coin slot machines at the Missouri properties and other capital expenditures for equipment and maintenance at each of the Company's properties. The Company currently estimates that total capital expenditures for the remaining nine months of 2001 will be approximately $80 million, including approximately $60 million relating to the St. Charles construction project. The Company's actual capital expenditures may vary based on budget modifications, construction schedule changes and other factors.

          The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. The Company believes that its cash flow from operations, cash and cash equivalents and availability under the Senior Credit Facilities will support its operations and liquidity requirements, including capital expenditure plans, for the foreseeable future. At May 7, 2001, the Company had $123.6 million of available borrowing capacity under the Senior Credit Facilities, including $100 million dedicated to the new casino-entertainment facility at Ameristar St. Charles.

          No assurance can be given that the Company will be able to satisfy, when necessary, the financial covenants under the Senior Credit Facilities, the Senior Subordinated Notes or other debt instruments for purposes of incurring additional debt, including draws under the revolving credit facility or revolving credit/term loan facility for the new St. Charles facility or other purposes. In addition, a failure to satisfy the financial covenants could either require the Company to reduce the outstanding debt balance, which requirements could adversely affect or exceed the Company's liquidity, or result in an event of default under one or more debt instruments. Adverse changes in the Company's operations or operating cash flow may affect the ability of the Company to satisfy these financial covenants.

          On May 10, 2001, the Company entered into a construction contract with J.S. Alberici Construction Co., Inc. covering a substantial portion of the work necessary to complete the new casino-entertainment facility at Ameristar St. Charles. The contract provides for a guaranteed maximum price of approximately $75 million for the completion of the scope of work covered by the contract, slightly below the Company's initial expectations for this work. Ameristar's initial design plan for the completion of the new St. Charles facility calls for an estimated budget of approximately $110 million, which the Company expects to fund from its operating cash flows and from borrowings under the Senior Credit Facilities. Ameristar is considering various alternative designs that would further expand the casino among other enhancements. Any such design changes and change orders to the work currently under contract likely will result in an increase to the guaranteed maximum price under the Alberici contract and the total budget for the new St. Charles facility.

          The Company has not declared any dividends on its Common Stock in the past, and the Company intends for the foreseeable future to retain all earnings for use in the development of its business instead of paying cash dividends. In addition, as described above, the Senior Credit Facilities and the Senior Subordinated Notes obligate the Company to comply with certain financial covenants that may restrict or prohibit the payment of dividends.

FORWARD LOOKING STATEMENTS

          This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans," or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company, including but not limited to uncertainties concerning operating cash flow in future periods, the Company's borrowing capacity under the Senior Credit Facilities or any replacement financing, the future operating performance of the Company's properties, the ability of the Company to undertake and complete capital expenditure projects (including the new casino-entertainment facility at Ameristar St. Charles), and regulatory restrictions that could affect the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Item 1. Business -- Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a discussion of some of the factors, risks and uncertainties that could affect the Company's future results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Except for the Senior Credit Facilities, under which $343.7 million was outstanding at March 31, 2001, and $2.3 million in certain other long-term debt outstanding at March 31, 2001, collectively called the "Variable Rate Debt", all of the Company's long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At March 31, 2001, the average interest rate applicable to the Variable Rate Debt was 9.1%. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at March 31, 2001, would increase the Company's annual interest costs by approximately $3.5 million. The Company has entered into an interest rate collar agreement with Wells Fargo Bank to manage the effects of fluctuations in the interest rate applicable to up to $50.0 million in LIBOR draws prorated under the revolving credit/term facility and the term loan A. The Company has also entered into a swap arrangement with Deutsche Bank AG pursuant to which it has fixed the interest rate of $100 million of LIBOR borrowings under the Senior Credit Facilities at 5.07% (plus the applicable margin). The Company continues to monitor interest rate markets and may enter into interest rate collar or swap agreements for additional amounts of principal under the Senior Credit Facilities as market conditions warrant.

          Although the Company manages its short-term cash assets with a view to maximizing return with minimal risk, the Company does not invest in market rate sensitive instruments for trading or other purposes and the Company is not exposed to foreign currency exchange risks or commodity price risks in its portfolio transactions.

PART II.  OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

Board of Directors

          On April 30, 2000, Joseph E. Monaly was appointed to the Company's Board of Directors. Mr. Monaly is a retired audit partner of Arthur Andersen LLP where he had international responsibility for the gaming industry practice. Mr. Monaly has had over twenty years experience in auditing and consulting with gaming companies. Mr. Monaly is a graduate of the University of Southern California where he earned a Bachelor of Science degree in Accounting. Mr. Monaly will also serve on the Compensation Committee of the Board of Directors and as the Chairman of the Audit Committee of the Board of Directors.

          On April 26, 2000 Paul I. Corddry resigned from the Company's Board of Directors.

St. Charles Construction

          As part of the acquisition of the Missouri properties, the Company assumed a construction contract with J.S. Alberici Construction Co., Inc. ("Alberici") pursuant to which Alberici was serving as the general contractor for the former owner of the St. Charles property for the completion of a portion of a new casino-entertainment facility at the property. The former owner invested approximately $169 million in this project before halting construction in June 1997. On May 10, 2001, the Company and Alberici amended and restated the contract, which covers a substantial portion of the work necessary to complete this project, with the exception of the interior build-out of the land-side entertainment center that will be separately contracted for following the completion of its design. The amended Alberici contract provides for a guaranteed maximum price of approximately $75 million for the completion of the scope of work covered by the contract, slightly below the Company's initial expectations for this work. Alberici is currently mobilizing to begin construction, which is in line with the Company's objective of completing the new facility in mid-2002. Operations at the current St. Charles casino are not expected to be disrupted by the construction of the new facility.

          Ameristar's initial design plan for the completion of the new St. Charles facility, with an estimated budget of approximately $110 million, includes a man-made protective basin containing two new gaming vessels, a retail and entertainment complex featuring an approximately 550-seat buffet, a well-appointed steakhouse and an entertainment lounge. As initially designed, only a portion of the casino interior will be completed, with approximately 2,400 slot machines and 60 table games in a total of approximately 70,000 square feet of gaming space, approximately 25,000 more square feet of casino space than the current facility. Ameristar is considering various alternative designs that would further expand the casino among other enhancements. Any such design changes and change orders to the work currently under contract likely will result in an increase to the guaranteed maximum price under the Alberici contract and the total budget for the new St. Charles facility.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          1. On January 4, 2001, the Company filed a Current Report on Form 8-K relating to the completion of the acquisitions of the Missouri properties and the related financing transactions.

          2. On January 12, 2001, the Company filed a Current Report on Form 8-K that included the combined financial statements of Station Casinos, Inc. Missouri Operations, the Company's unaudited pro forma condensed financial statements, and the Company's summary unaudited pro forma financial and other data, each of which was required to be filed in connection with the acquisition of the Missouri properties.

          3. On January 19, 2001, the Company filed a Current Report on Form 8-K relating to the Company's prior announcement of its estimated earnings for the year ended December 31, 2000.

          4. On February 5, 2001, the Company filed a Current Report on Form 8-K relating to the completion of the disposition of The Reserve Hotel Casino and the offering of the Senior Subordinated Notes, which report include certain pro forma financial information of the Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AMERISTAR CASINOS, INC.
                                                 Registrant



Date:  May 15, 2001                              /s/ Thomas M. Steinbauer
                                                 ------------------------
                                                 Thomas M. Steinbauer

                                                 Senior Vice President of
                                                 Finance and Treasurer
                                                 (Principal Financial Officer)