Form 10-Q
period 2001-06-30
AMERISTAR CASINOS INC
filed 2001-08-14
CIK 912145

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

      [m]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to __________


                         Commission file number: 0-22494

                             AMERISTAR CASINOS, INC.
             (Exact name of Registrant as Specified in its Charter)


             NEVADA                                   88-0304799
 -------------------------------                  ------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 7, 2001, 20,857,533 shares of Common Stock of the registrant were issued and outstanding.

                             AMERISTAR CASINOS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                       Page No(s).
                                                                       -----------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

            A.   Condensed Consolidated Balance Sheets at
                 December 31, 2000 and June 30, 2001 (unaudited)          3 - 4

            B.   Condensed Consolidated Statements of Operations
                 (unaudited) for the three and six months ended
                 June 30, 2000 and June 30, 2001                          5 - 6

            C.   Condensed Consolidated Statements of Cash Flows
                 (unaudited) for the six months ended June 30,
                 2000 and June 30, 2001                                   7 - 8

            D.   Notes to Condensed Consolidated Financial
                 Statements                                               9 - 13

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          13 - 21

   Item 3.  Quantitative and Qualitative Disclosures about Market
            Risk                                                         21 - 22


Part II. OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders            22

   Item 5.  Other Information                                              22

   Item 6.  Exhibits and Reports on Form 8-K                               23

SIGNATURE                                                                  23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (AMOUNTS IN THOUSANDS)

                                                       December 31,    June 30,
                                                           2000           2001
                                                       ------------    --------
                                                               (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                          $ 36,245      $ 40,839
      Restricted cash                                       1,590         1,599
      Accounts receivable, net                              9,731         6,846
      Income tax refund receivable                            125            --
      Inventories                                           4,501         4,429
      Prepaid expenses                                      5,350         7,109
      Deferred income taxes                                 2,502         3,905
      Assets held for sale                                 73,195            --
                                                         --------      --------
         Total current assets                             133,239        64,727
                                                         --------      --------

PROPERTY AND EQUIPMENT
   Net of accumulated depreciation and amortization of
   $115,921 and $131,336, respectively                    642,105       661,588

EXCESS OF PURCHASE PRICE OVER FAIR
   MARKET VALUE OF NET ASSETS ACQUIRED                     86,384        85,165

DEPOSITS AND OTHER ASSETS                                  29,193        31,508
                                                         --------      --------

TOTAL ASSETS                                             $890,921      $842,988
                                                         ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      December 31,      June 30,
                                                                                          2000            2001
                                                                                      ------------     ---------
                                                                                             (Unaudited)
CURRENT LIABILITIES:
      Accounts payable                                                                 $  13,124       $   6,468
      Construction contracts payable                                                       4,493           4,190
      Accrued liabilities                                                                 41,374          59,193
      Current obligations under capitalized leases                                         2,002           1,135
      Current maturities of notes payable and long-term debt                               8,956           8,360
      Liabilities related to assets held for sale                                          6,837              --
                                                                                       ---------       ---------
         Total current liabilities                                                        76,786          79,346
                                                                                       ---------       ---------

OBLIGATIONS UNDER CAPITALIZED LEASES, net of
   current maturities                                                                      3,354           2,772
                                                                                       ---------       ---------
NOTES PAYABLE AND LONG-TERM DEBT,
   net of current maturities                                                             777,121         705,312
                                                                                       ---------       ---------

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES                                      5,616          13,956
                                                                                       ---------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value: Authorized - 30,000,000 shares;
         Issued - None                                                                        --              --
      Common stock, $.01 par value: Authorized - 30,000,000 shares; Issued and outstanding - 20,442,963 shares at December 31, 2000 and 20,723,589
         shares at June 30, 2001                                                             204             207
      Additional paid-in capital                                                          43,265          44,084
      Accumulated deficit                                                                (15,425)         (2,689)
                                                                                       ---------       ---------

             Total stockholders' equity                                                   28,044          41,602
                                                                                       ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 890,921       $ 842,988
                                                                                       =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              Three Months                     Six Months
                                                             Ended June 30,                  Ended June 30,
                                                       -------------------------       -------------------------
                                                          2000            2001            2000             2001
                                                       ---------       ---------       ---------       ---------
REVENUES:
  Casino                                               $  67,808       $ 133,643       $ 135,033       $ 266,686
  Food and beverage                                       13,328          16,110          26,321          33,762
  Rooms                                                    4,768           5,810           8,778          11,595
  Other                                                    3,120           4,519           5,766           8,650
                                                       ---------       ---------       ---------       ---------
                                                          89,024         160,082         175,898         320,693
  Less: Promotional allowances                             7,159           8,177          14,054          16,657
                                                       ---------       ---------       ---------       ---------
        Net revenues                                      81,865         151,905         161,844         304,036
                                                       ---------       ---------       ---------       ---------

OPERATING EXPENSES:
  Casino                                                  30,985          65,807          60,530         132,741
  Food and beverage                                        8,834          10,756          16,645          22,783
  Rooms                                                    1,816           1,900           3,385           3,897
  Other                                                    3,018           3,156           5,600           6,015
  Selling, general and administrative                     24,054          31,522          44,261          64,066
  Depreciation and amortization                            7,155           9,314          14,086          18,318
                                                       ---------       ---------       ---------       ---------
  Total operating expenses                                75,862         122,455         144,507         247,820

    Income from operations                                 6,003          29,450          17,337          56,216

OTHER INCOME (EXPENSE):
    Interest income                                           27             172              72             282
    Interest expense                                      (6,429)        (15,585)        (13,147)        (36,021)
    Other                                                   (280)           (238)           (626)           (285)
                                                       ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAX
   PROVISION AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                           (679)         13,799           3,636          20,192
    Income tax provision (benefit)                          (196)          4,924           1,335           7,321
                                                       ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                        (483)          8,875           2,301          12,871

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE - adoption of SFAS
   No. 133, net of income tax benefit of $73                  --              --              --            (135)
                                                       ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                      $    (483)      $   8,875       $   2,301       $  12,736
                                                       =========       =========       =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Three Months                 Six Months
                                                                Ended June 30,               Ended June 30,
                                                           -----------------------      ------------------------
                                                             2000           2001          2000           2001
                                                           --------      ---------      --------      ----------
EARNINGS (LOSS) PER SHARE:
   Income (Loss) before cumulative effect of change
      in accounting principle:
      Basic                                                $  (0.02)     $    0.43      $   0.11      $     0.63
                                                           ========      =========      ========      ==========
      Diluted                                              $  (0.02)     $    0.40      $   0.11      $     0.58
                                                           ========      =========      ========      ==========

   Net income (Loss):
      Basic                                                $  (0.02)     $    0.43      $   0.11      $     0.62
                                                           ========      =========      ========      ==========
      Diluted                                              $  (0.02)     $    0.40      $   0.11      $     0.57
                                                           ========      =========      ========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                                  20,387         20,620        20,382          20,559
                                                           ========      =========      ========      ==========
      Diluted                                                20,387         22,426        20,712          22,365
                                                           ========      =========      ========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                       -------------------------
                                                                                          2000            2001
                                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                                                       $   2,301       $  12,736
                                                                                       ---------       ---------
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                                   14,086          18,318
          Amortization of debt issuance costs and debt discounts                             334           5,127
          Change in deferred income taxes                                                  2,244           6,675
          Net loss on disposition of assets                                                  626             238
          Decrease (increase) in other current assets                                       (197)          1,124
          Decrease (increase) in income tax refund receivable                               (908)            125
          Increase (decrease) in other current liabilities                                (3,002)         12,025
                                                                                       ---------       ---------

      Total adjustments                                                                   13,183          43,632
                                                                                       ---------       ---------

Net cash provided by operating activities                                                 15,484          56,368
                                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sale of the Reserve                                                       --          71,559
      Capital expenditures                                                               (18,472)        (35,678)
      Decrease in construction contracts payable                                          (3,886)           (303)
      Proceeds from sale of assets (other than the Reserve)                                1,798               3
      Decrease (increase) in deposits and other non-current assets                           341          (1,549)
                                                                                       ---------       ---------
Net cash provided by (used in) investing activities                                      (20,219)         34,032
                                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of notes payable and long-term debt                          10,000         378,585
      Principal payments of notes payable, long-term debt
          and capitalized leases                                                          (5,502)       (457,880)
      Debt issuance costs                                                                     --          (7,333)
      Proceeds from issuance of common stock                                                  36             822
                                                                                       ---------       ---------

Net cash provided by (used in) financing activities                                        4,534         (85,806)
                                                                                       ---------       ---------

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

                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                Six Months
                                                                                              Ended June 30,
                                                                                         -----------------------
                                                                                           2000           2001
                                                                                         --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    (201)         4,594

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            15,531         36,245
                                                                                         --------       --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                $ 15,330       $ 40,839
                                                                                         ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Cash paid for interest (net of amounts capitalized)                                $ 13,679       $ 16,543

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMERISTAR CASINOS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. ("Ameristar" or "ACI") and its wholly-owned subsidiaries (collectively, the "Company"). Through its subsidiaries, the Company currently owns and operates six casino properties in five markets. The Company's properties consist of Ameristar Casino Hotel Kansas City, located in Kansas City, Missouri; Ameristar Casino St. Charles, located in St. Charles, Missouri serving the St. Louis metropolitan area; Ameristar Casino Hotel Council Bluffs, located in Council Bluffs, Iowa serving the Omaha, Nebraska/Council Bluffs, Iowa metropolitan area; Ameristar Casino Hotel Vicksburg, located in Vicksburg, Mississippi; and Cactus Petes Resort Casino and the Horseshu Hotel & Casino located in Jackpot, Nevada at the Idaho border. All significant intercompany transactions have been eliminated.

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

      Certain reclassifications, having no effect on net income, have been made to the prior period's condensed consolidated financial statements to conform to the current period's presentation. Player club points were previously recorded as a casino department expense. However, under the Emerging Issues Task Force ("EITF") Issue 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" ("EITF 00-22"), they must now be recorded as a reduction of revenue. The Company has reclassified these charges, which totaled $2.3 million and $4.0 million for the quarter ended June 30, 2000 and six months ended June 30, 2000, respectively, in accordance with EITF 00-22.

      The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE 2 - NOTES PAYABLE AND LONG-TERM DEBT

      The Company's principal long term debt is comprised of $472.4 million of senior credit facilities (the "Senior Credit Facilities"), of which $328.4 million was outstanding at June 30, 2001, and $380 million in aggregate principal amount of 10.75 percent Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). The Senior Credit Facilities consist of a $75 million revolving credit facility, a $75 million revolving credit/term loan facility and term loans A, B and C (which had $48.8 million, $147.3 million and $126.3 million outstanding, respectively, as of June 30, 2001). Each of these facilities bears interest at a variable rate based on LIBOR or the prime rate plus a margin. For the revolving credit facility, the revolving credit/term loan facility and term loan A, the interest rate margin fluctuates based on the Company's leverage ratio, which is the ratio of the Company's consolidated debt to latest twelve months EBITDA, as defined, and ranges from
1.50 percent to 3.25 percent in the case of LIBOR loans and from 0.50 percent to
2.25 percent in the case of prime rate loans. For term loans B and C, the margins are fixed at 3.75 percent and 4.00 percent, respectively, in the case of LIBOR loans, and at 2.75 percent and 3.00 percent, respectively, in the case of prime rate loans. The Company has entered into an interest rate swap agreement and an interest rate collar agreement, each described more fully below, covering an aggregate of $150 million of variable rate debt under the Senior Credit Facilities.

      The revolving credit/term loan facility converts to a term loan on December 31, 2002, and the revolving credit facility, revolving credit/term loan facility and term loan A mature on December 20, 2005. Term loan B matures on December 20, 2006 and term loan C matures on December 20, 2007. Term loan A is subject to mandatory quarterly principal repayments increasing from $0.6 million in the first quarter of 2001 to $4.4 million in 2005. Term loan B is subject to mandatory quarterly principal repayments of $0.4 million from the first quarter of 2001 through 2005 and of $35.2 million per quarter in 2006. Term loan C is subject to mandatory quarterly principal repayments of $0.3 million from the first quarter of 2001 through 2006 and of $29.8 million per quarter in 2007.

      The Senior Credit Facilities contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as promises to maintain certain financial ratios and tests within defined parameters. As of June 30, 2001, the Company was in compliance with all of the covenants in the Senior Credit Facilities. As of June 30, 2001, the Company was limited to a 3:1 senior debt ratio (senior debt divided by EBITDA) and a 5:1 total debt ratio (total debt divided by EBITDA). As of June 30, 2001, the Company's senior debt and total debt ratios were 2.10:1 and 4.59:1, respectively. As of June 30, 2001, the Company was required to maintain a minimum fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of 1.50:1 and the Company's actual fixed charge coverage ratio was 2.28:1. The Senior Credit Facilities also require the Company to maintain a consolidated tangible net worth (as defined) of at least $23 million plus 50 percent of net income (without any reduction for net losses) for each fiscal year ending after December 31, 2000 (on a cumulative basis) plus net proceeds of certain future equity offerings. As of June 30, 2001, the Company's consolidated tangible net worth was $12.2 million more than required by this covenant. The Senior Credit Facilities are guaranteed by all of Ameristar's subsidiaries and are secured by first priority security interests on substantially all of the Company's real and personal property, including the capital stock of Ameristar's subsidiaries.

      The Senior Subordinated Notes bear interest at 10.75 percent, are unsecured, and rank junior to all of the Company's existing and future senior debt, including borrowings under the Senior Credit Facilities. All of the Company's current subsidiaries (the "Guarantors") have jointly and severally, and fully and unconditionally, guaranteed the Senior Subordinated Notes. Each of the Guarantors is a wholly-owned subsidiary of the Company, and the Guarantors constitute all of the Company's direct and indirect subsidiaries. The Company is a holding company with no operations or material assets independent of those of the Guarantors, other than its investment in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity on a consolidated basis of the Company. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances. The guarantees of the Senior Subordinated Notes by the Guarantors are unsecured senior subordinated obligations of each Guarantor and rank junior to all existing and future senior debt of the Guarantors, including guarantees of borrowings under the Senior Credit Facilities. The Senior Subordinated Notes may be redeemed by the Company on or after February 15, 2006 in accordance with their terms and include certain affirmative and negative covenants, including limitations on the Company's ability to incur additional debt.

      The Company seeks to manage interest rate risk associated with variable rate borrowings through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company adopted on January 1, 2001. SFAS No. 133 requires that derivative financial instruments be recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income. Under an interest rate swap agreement entered into in April 2001, the interest rate on $100 million of LIBOR borrowings under the Senior Credit Facilities is fixed at
5.07 percent plus the applicable margin. The interest rate swap agreement is expected to be highly effective as a hedging instrument as long as sufficient LIBOR-based borrowings are outstanding under the Senior Credit Facilities. Any ineffectiveness will be recorded in the Company's condensed consolidated income statements as additional interest expenses. As of June 30, 2001, the value of the swap agreement was minimal and therefore was not recorded on the Company's financial statements.

      Under an interest rate collar agreement, $50 million of LIBOR borrowings under the revolving credit/term loan facility and term loan A of the Senior Credit Facilities have a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. The collar agreement terminates on June 30, 2003. At June 30, 2001, the Company recognized (1) the value of the collar agreement ($0.8 million) as a liability, (2) a cumulative effect of change in accounting principle of $0.1 million, net of tax, for the value of the agreement upon adoption of SFAS No. 133, and (3) additional interest expense of $0.7 million for the six months ended June 30, 2001. The collar agreement had no effect on income for the three months ended June 30, 2001. The Company continues to monitor interest rate markets and may enter into interest rate collar or swap agreements for additional amounts of principal under the Senior Credit Facilities as market conditions warrant.

NOTE 3 - EARNINGS PER SHARE

      The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS No. 128 requires the computation and presentation of basic and diluted earnings per share for all periods for which an income statement is presented. Outstanding stock options issued by the Company represent the only dilutive securities. Options to purchase approximately 3,119,358 and 1,535,928 shares of common stock were outstanding at June 30, 2001 and June 30, 2000. For the three and six months ended June 30, 2001 and the six months ended June 30, 2000, all options have been included in the computation of diluted earnings per share. For the three-month period ended June 30, 2000, no outstanding options were included in the computation of diluted loss per share because to do so would have been anti-dilutive.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

      On May 10, 2001, the Company entered into a construction contract covering a substantial portion of the work necessary to complete the new casino-entertainment facility at Ameristar St. Charles. The contract provides for a guaranteed maximum price of approximately $75 million for the completion of the scope of work covered by the contract. The Company's current plans call for an overall budget of approximately $160 million for the completion of the initial phase of the St. Charles project, which the Company expects to fund from its operating cash flows and from borrowings under the Senior Credit Facilities. A condition to the granting of a gaming license to the Company from the Missouri Gaming Commission was that the Company open the new facility by December 2003. The Company currently expects to open the new facility in mid 2002.

      In connection with the June 2001 approval of the Missouri Gaming Commission to consolidate the two casinos at Ameristar Kansas City into a single casino, the Company committed to construct a 2,200-space parking garage. The design plans and specifications for the parking garage are nearly complete, and the Company is currently evaluating the timing of its construction. The Company has committed to the Missouri Gaming Commission to start construction by June 2003 and to spend approximately $20 million to build the parking garage.

NOTE 5 - PRO FORMA DATA

      On December 20, 2000, the Company, through two newly formed wholly-owned subsidiaries, completed its acquisitions of substantially all of the assets of two gaming properties in St. Charles and Kansas City, Missouri from subsidiaries of Station Casinos, Inc. (the "Acquisitions"). The total purchase price for the Acquisitions, net of cash acquired, was $486.8 million. The Acquisitions were financed with a portion of the proceeds from the Senior Credit Facilities and the Company's senior subordinated credit facility (which was subsequently refinanced with a portion of the proceeds of the Senior Subordinated Notes). In January 2001, the Company sold The Reserve Hotel and Casino to a subsidiary of Station Casinos, Inc. for $71.6 million in a separate transaction.

      The following unaudited pro forma data summarizes the Company's results of operations for the periods indicated as if the Acquisitions and the sale of the Reserve had occurred at the beginning of the periods presented:

                                                 Six Months
                                               Ended June 30,
                                        --------------------------
                                           2000             2001
                                        ---------        ---------
      Net Revenues                      $ 292,124        $ 298,904
      Net Income                           12,418           13,018
      Basic Earnings Per Share               0.61             0.63
      Diluted Earnings Per Share             0.60             0.58

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standard Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The primary impact on the Company is that the excess of purchase price over fair market value of the net assets acquired in connection with the Acquisitions ("goodwill") will no longer be amortized beginning January 1, 2002. Instead, goodwill will be reviewed at least annually for impairment. At June 30, 2001, the Company's consolidated goodwill was $85.8 million. The Company does not anticipate any impairment of goodwill upon adoption of SFAS No. 142.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Through its wholly owned subsidiaries, Ameristar Casinos, Inc. ("Ameristar" or "ACI"; collectively with its subsidiaries, the "Company") develops, owns and operates casinos and related hotel, food and beverage, entertainment and other facilities, with six properties in operation in Missouri, Nevada, Mississippi and Iowa. The Company's properties consist of Ameristar Casino Hotel Kansas City, located in Kansas City, Missouri; Ameristar Casino St. Charles, located in St. Charles, Missouri serving the St. Louis metropolitan area; Ameristar Casino Hotel Council Bluffs, located in Council Bluffs, Iowa serving the Omaha, Nebraska/Council Bluffs, Iowa metropolitan area; Ameristar Casino Hotel Vicksburg, located in Vicksburg, Mississippi; and Cactus Petes Resort Casino and the Horseshu Hotel & Casino located in Jackpot, Nevada at the Idaho border.

RESULTS OF OPERATIONS

      The Company's quarterly and annual operating results may be affected by competitive conditions, the timing of the commencement of new gaming operations, the amount of preopening costs incurred by the Company, construction at existing facilities and general weather conditions. Consequently, the Company's operating results for any quarter or year may not be indicative of results to be expected for future periods.

      The following table highlights the results of operations of Ameristar's operating subsidiaries for its principal properties:

                                                            Three Months                     Six Months
                                                           Ended June 30,                   Ended June 30,
                                                   --------------------------        --------------------------
                                                     2000(1)           2001             2000             2001
                                                   ---------        ---------        ---------        ---------
NET REVENUES
    Ameristar Kansas City(2)                       $      --        $  52,880        $      --        $ 105,341
    Ameristar St. Charles(2)                              --           35,592               --           69,227
    Ameristar Council Bluffs                          30,901           31,001           62,284           59,953
    Ameristar Vicksburg                               19,684           18,232           39,644           36,862
    Jackpot Properties                                15,657           14,200           29,905           27,607
    The Reserve(3)                                    15,513               --           29,899            5,046
    Corporate and other                                  110               --              112               --
                                                   ---------        ---------        ---------        ---------
    Consolidated net revenues                      $  81,865        $ 151,905        $ 161,844        $ 304,036
                                                   =========        =========        =========        =========

OPERATING INCOME (LOSS)
    Ameristar Kansas City(2)                       $      --        $  11,910        $      --        $  24,415
    Ameristar St. Charles(2)                              --           10,529               --           19,961
    Ameristar Council Bluffs                           5,266            6,479           12,817           11,709
    Ameristar Vicksburg                                3,676            3,562            9,127            7,172
    Jackpot Properties                                 2,408            2,321            5,010            4,083
    The Reserve(3)                                      (158)              --             (699)              67
    Corporate and other                               (5,189)          (5,351)          (8,918)         (11,191)
                                                   ---------        ---------        ---------        ---------
    Consolidated operating income                  $   6,003        $  29,450        $  17,337        $  56,216
                                                   =========        =========        =========        =========

EBITDA(4)
    Ameristar Kansas City(2)                       $      --        $  14,973        $      --        $  30,541
    Ameristar St. Charles(2)                              --           11,335               --           21,519
    Ameristar Council Bluffs                           7,739            8,873           17,540           16,312
    Ameristar Vicksburg                                5,295            5,460           12,336           10,975
    Jackpot Properties                                 3,250            3,348            6,717            6,121
    The Reserve(3)                                     1,936               --            3,539               67
    Corporate and other                               (5,062)          (5,224)          (8,709)         (11,000)
                                                   ---------        ---------        ---------        ---------
    Consolidated EBITDA                            $  13,158        $  38,765        $  31,423        $  74,535
                                                   =========        =========        =========        =========

OPERATING INCOME (LOSS) MARGINS
    Ameristar Kansas City(2)                              --             22.5%              --             23.1%
    Ameristar St. Charles(2)                              --             29.6%              --             28.8%
    Ameristar Council Bluffs                            17.0%            20.9%            20.6%            19.5%
    Ameristar Vicksburg                                 18.7%            19.5%            23.0%            19.5%
    Jackpot Properties                                  15.4%            16.3%            16.8%            14.8%
    The Reserve(3)                                      (1.0)%             --             (2.3)%            1.3%
    Consolidated operating income margin                 7.3%            19.4%            10.7%            18.5%

                                         Three Months                  Six Months
                                         Ended June 30,               Ended June 30,
                                      -------------------          ------------------
                                      2000(1)        2001          2000          2001
                                      -------        ----          ----          ----
EBITDA MARGINS(4)
    Ameristar Kansas City(2)             --          28.3%           --          29.0%
    Ameristar St. Charles(2)             --          31.8%           --          31.1%
    Ameristar Council Bluffs           25.0%         28.6%         28.2%         27.2%
    Ameristar Vicksburg                26.9%         29.9%         31.1%         29.8%
    Jackpot Properties                 20.8%         23.6%         22.5%         22.1%
    The Reserve(3)                     12.5%           --          11.8%          1.3%
    Consolidated EBITDA Margin         16.1%         25.5%         19.4%         24.5%

---------------------------

(1) Certain reclassifications, having no effect on net income, have been made to the prior period's financial information to conform to the current period's presentation.

(2) The Missouri properties were acquired on December 20, 2000. According to information published by the prior owner of the Missouri properties, as adjusted to account for the implementation of Emerging Issues Task Force 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," the combined operating results of the Missouri properties for the three- and six-month periods ending June 30, 2000 were as set forth below. The combined operating results of the Missouri properties for the three- and six-month periods ending June 30, 2001 are shown below for comparative purposes. All amounts are in thousands.

                                      Three Months                         Six Months
                                      Ended June 30,                     Ended June 30,
                                --------------------------          --------------------------
                                  2000              2001              2000              2001
                                --------          --------          --------          --------
Net revenues                    $ 78,505          $ 88,472          $159,368          $174,568
Operating income                  17,341            22,439            34,407            44,376
EBITDA                            22,628            26,308            44,864            52,060
Operating income margin             22.1%             25.4%             21.6%             25.4%
EBITDA margin                       28.8%             29.7%             28.2%             29.8%

(3)     The Reserve was sold on January 29, 2001.

(4) EBITDA consists of income from operations plus depreciation and amortization. EBITDA margin is EBITDA as a percentage of net revenues. EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company has significant uses of cash flows, including capital expenditures and debt principal repayments, which are not reflected in EBITDA. It should also be noted that not all gaming companies that report EBITDA information calculate EBITDA in the same manner as the Company.

        Consolidated net revenues for the three months ended June 30, 2001 increased to $151.9 million, up 85.5 percent from $81.9 million for the same quarter in 2000. Consolidated net revenues for the six months ended June 30, 2001 were $304.0 million compared to $161.8 million for the same period in 2000. The growth in revenues is primarily attributable to contributions from the Kansas City and St. Charles, Missouri properties, which were acquired on December 20, 2000 and contributed $88.5 million and $174.6 million in net revenues in the second quarter of 2001 and first six months of 2001, respectively. The increase in net revenues attributable to the acquisition of the Missouri properties was partially offset by the reduction of revenues resulting from the sale of The Reserve in late January 2001 and lower net revenues for the first six months of 2001 at the Company's other properties due primarily to construction disruption at Ameristar Vicksburg and Ameristar Council Bluffs and adverse winter weather conditions at all of the Company's properties in the first quarter of 2001. In addition, marketing costs at the Iowa, Mississippi and Nevada properties during the second quarter of 2001 were lower than in the second quarter of 2000 due to reduced layering of marketing programs. These marketing changes positively impacted EBITDA at the these properties during the second quarter of 2001 since the cost reductions exceeded the decline in revenues that resulted from the less intensive marketing programs.

        Income from operations for the three months ended June 30, 2001 was a record $29.5 million compared to $6.0 million for the same period in 2000, an increase of 391.7 percent. Income from operations for the six-month periods ended June 30, 2001 and June 30, 2000 were $56.2 million and $17.3 million, respectively. The growth in income from operations resulted from the contributions of the Missouri properties, partially offset by lower operating income at the Company's other properties for the reasons described above. The Company's operating income margin increased to 19.4 percent for the three months ended June 30, 2001 compared to 7.3 percent for the same period in 2000 primarily due to the implementation of cost-cutting strategies, particularly in payroll and marketing expenses, and higher operating margins at the Missouri properties.

        The addition of the Missouri properties and improvements in EBITDA margin at each of the Company's other properties (resulting primarily from an emphasis on controlling costs) drove the Company's overall increase in EBITDA and led to an improved consolidated EBITDA margin of 25.5 percent for the quarter ended June 30, 2001, up 58.4 percent from 16.1 percent during the second quarter of 2000. In addition, the Company's combined EBITDA margin before corporate overhead increased from 22.3 percent for the quarter ended June 30, 2000 to 29.0 percent for the quarter ended June 30, 2001, up 30 percent.

        Net income for the quarter ended June 30, 2001 was $8.9 million, resulting in a record basic earnings per share of $0.43 and a record diluted earnings per share of $0.40, compared to a net loss of $0.5 million, or $0.02 basic and diluted loss per share, for the same period in 2000. For the six months ended June 30, 2001, net income was $12.7 million, or $0.62 basic earnings per share and $0.57 diluted earnings per share compared to $2.3 million for the same period in 2000, or $0.11 basic and diluted earnings per share. Net income for the six months ended June 30, 2001 includes a one-time charge for interest expense of $2.3 million (net of the associated tax benefit) relating to the write-off of the unamortized loan fee on the Company's interim credit facility that was refinanced with the proceeds of the Company's senior subordinated notes and a prepayment premium on the retired senior debt, which reduced basic earnings per share for the six months ended June 30, 2001 by $0.11 per share.

        Combined net revenues at Ameristar Kansas City and Ameristar St. Charles in the second quarter and first half of 2001 were $88.5 million and $174.6 million, respectively, representing increases of 12.7 percent and 9.5 percent, respectively, over the corresponding periods in 2000. Net revenues at Ameristar Kansas City for the second quarter of 2001 and the first half of 2001 increased approximately 7 percent and 3 percent, respectively, compared to the same periods in 2000. Ameristar St. Charles' net revenues for the second quarter of 2001 and the first half of 2001 increased approximately 20 percent and 19 percent, respectively, compared to the same periods in 2000. The Missouri properties' net revenues were driven in part by strong slot revenues resulting from Ameristar's introduction of approximately 450 new technology, multi-coin slot machines since acquiring the properties. Combined operating income at the Missouri properties was up 29.5 percent to $22.4 million during the second quarter of 2001 from $17.3 million reported by the prior owner for the second quarter of 2000. This increase is largely due to the strong performance of Ameristar St. Charles resulting from various operational changes and slot product enhancements implemented by Ameristar since acquiring the property, steady growth in the overall St. Louis market and the consolidation of the casino at St. Charles onto a single barge in April 2000 that resulted in improved operational efficiencies. Ameristar Kansas City also contributed to the Missouri properties' increase in operating income, primarily as a result of enhanced marketing programs implemented in the second quarter of 2001. These marketing programs, which have increased net revenues as well as marketing costs, resulted in an increase in the property's market share from 32.5 percent in the second quarter of 2000 to 33.5 percent in the second quarter of 2001.

        Ameristar Council Bluffs' net revenues remained flat at $31.0 million during the second quarter of 2001 compared to $30.9 million for the same period in 2000. For the six months ended June 30, 2001, net revenues were down 3.5 percent to $60.0 million from $62.2 million during the same period in 2000. The reduction in six-month revenues is due to the construction disruption associated with the $7.4 million renovation and enhancement project at the property that was completed in the first quarter of 2001 and a 3.5 percent decline in total Council Bluffs gaming market revenues for the first quarter of 2001 from the first quarter of 2000. Management believes the decline in the overall Council Bluffs gaming market was caused by high energy costs and severe adverse weather conditions during the first quarter of 2001. Despite an increase of only $0.1 million in net revenues, operating income increased to $6.5 million for the second quarter of 2001, a $1.2 million or 22.6 percent increase from the second quarter of 2000. This operational efficiency was primarily due to cost-cutting measures at the property. During the six-month period ended June 30, 2001, operating income decreased by $1.1 million, or 8.6 percent, from $12.8 million in 2000 to $11.7 million in 2001, largely as the result of decreased revenues in the first quarter of 2001 discussed above.

        Ameristar Vicksburg's net revenues were $18.2 million during the three months ended June 30, 2001 compared to $19.7 million during the same period in 2000, a decrease of $1.5 million or 7.6 percent. Net revenues for the first half of 2001 and 2000 were $36.9 million and $39.6 million, respectively, a decrease of $2.7 million or 6.8 percent. The decline in revenues is primarily attributable to construction disruption associated with the $10 million renovation and enhancement project that was substantially completed in June 2001. Despite the $1.5 million decrease in revenues in the second quarter of 2001, operating income decreased only $0.1 million to $3.6 million for the second quarter of 2001 from $3.7 million for the same period in 2000 due to cost control measures, primarily in the areas of payroll and marketing expenses. Operating income at Ameristar Vicksburg for the first six months of 2001 was $7.2 million compared to $9.1 million during the same period in 2000, resulting primarily from the reduction in revenues described above.

        The Jackpot Properties' net revenues decreased by $1.5 million or 9.6 percent to $14.2 million for the three months ended June 30, 2001 compared to $15.7 million for the same period in 2000. Management believes that the decline is primarily attributable to slow economic conditions in the Southern Idaho market. Year-to-date net revenues as of June 30, 2001 and June 30, 2000 were $27.6 million and $29.9 million, respectively, a decrease of $2.3 million in 2001. Similar economic factors impacted revenues for the six months ended June 30, 2001, along with severe winter weather conditions in the first quarter of 2001. Despite a $1.5 million decline in revenues, operating income was $2.3 million, down only $0.1 million or 4.2 percent for the second quarter of 2001 from the second quarter of 2000 due to cost control measures. For the six months ended June 30, 2001, operating income dropped to $4.1 million from $5.0 million for the same period in 2000, a decline of only $0.9 million despite a decrease of $2.3 million in revenues. The cost saving strategies described above are largely responsible for the improved operating income margin.

        Consolidated depreciation and amortization expense increased to $9.3 million for the three months ended June 30, 2001 and $18.3 million for the six months ended June 30, 2001. These increases, of 31 percent and 29.8 percent, respectively, are primarily due to the purchase of the Missouri properties, which increased depreciation and amortization expense by $3.8 million and $7.4 million, respectively, during the three- and six-month periods ended June 30, 2001 as well as additional capital expenditures at the Company's other properties. These increases were partially offset by declines in depreciation and amortization expense due to the sale of The Reserve.

        Consolidated interest expense was $15.6 million for the quarter ended June 30, 2001 compared to $6.4 million for the same period in 2000, which represents an increase of $9.2 million, or 143.8 percent. During the six months ended June 30, 2001, interest expense increased by $22.9 million to $36.0 million from $13.1 million for the same period in the prior year. The increased interest expense in both cases reflects the Company's additional debt incurred in connection with the acquisition of the Missouri properties. An additional $3.5 million non-recurring charge for interest expense was incurred for the write-off of unamortized interim credit facility costs in the first quarter of 2001. The Company also recognized $0.7 million in interest expense in the first quarter of 2001 in relation to the interest rate collar agreement as discussed in Note 2 to the Company's condensed consolidated financial statements.

        The Company's effective income tax rate for the three months ended June 30, 2001 was 35.7 percent versus the federal statutory rate of 35 percent. The difference between the effective rate and the statutory rate is due to state and local income taxes as well as certain non-deductible expenses. The Company had approximately $60.3 million of unused operating loss carry forwards at December 31, 2000. In addition, as a result of the closing of the sale of The Reserve in January 2001, the Company expects to realize an additional net operating loss carry-forward. These tax benefits may be used to offset taxable income in future years. Ameristar expects federal income tax payments not to exceed $2.0 million in 2001 and the carry-forwards are expected to continue to reduce the amount of cash payments of federal income tax in 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flows provided by operating activities were $56.4 million for the six months ended June 30, 2001 compared to $15.5 million for the same period in 2000. This increase is primarily due to the contribution of operating income by the recently acquired Missouri properties as discussed in "Results of Operations" above.

        Cash flows provided by investing activities were $34.0 million during the first six months of 2001, primarily resulting from the sale of The Reserve in January 2001 for a total consideration of approximately $71.6 million. This was partially offset by payments on construction contracts payable and an increase in capital expenditures (primarily relating to the St. Charles project, the Vicksburg and Council Bluffs renovations and the purchase of new generation slot machines for the Missouri properties, each as described more fully below). The proceeds from the sale of The Reserve were used (1) to partially repay and permanently reduce the revolving loan commitment and term loan A under the Company's senior credit facilities by a total of $50 million, (2) to repay revolving loans under the Company's senior credit facilities (which remain available for future borrowing), (3) to repay certain indebtedness associated with the assets sold in the transaction and (4) for general corporate and working capital purposes.

        Cash flows used in financing activities were $85.8 million for the six months ended June 30, 2001 due primarily to reduction of debt from the proceeds of the sale of The Reserve, scheduled principal repayments of the Company's senior credit facilities and a $14 million voluntary repayment of the Company's revolving credit facility in June 2001.

        The Company's principal long term debt is comprised of $472.4 million of senior credit facilities (the "Senior Credit Facilities"), of which $328.4 million was outstanding at June 30, 2001, and $380 million in aggregate principal amount of 10.75 percent Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). The Senior Credit Facilities consist of a $75 million revolving credit facility, a $75 million revolving credit/term loan facility and term loans A, B and C (which had $48.8 million, $147.3 million and $126.3 million outstanding, respectively, as of June 30, 2001). The Senior Credit Facilities and the indenture governing the Senior Subordinated Notes require the Company to maintain compliance with satisfy various financial and other covenants. At June 30, 2001, the Company was in compliance with all required covenants. During the six months ended June 30, 2001, the Company repaid approximately $79.3 million in long-term debt on a net basis, including $50 million in connection with the sale of The Reserve.

        The Company's capital expenditures of $35.7 million for the six months ended June 30, 2001 primarily relate to the following projects as well as other capital expenditures for equipment and maintenance at each of the Company's properties:

        - New casino and entertainment facility at Ameristar St. Charles. In May 2001, the Company commenced construction on its new casino and entertainment facility at Ameristar St. Charles. The Company's master plan for the new facility, which is expected to open in mid-2002, calls for approximately 115,000 square feet of casino space featuring approximately 3,000 slot machines and 104 table games, including a 12-table poker room. The Company's long-term master plan for the development of the land-side entertainment center includes: an historical streetscape reminiscent of St. Charles' past extending from the entryway at the porte cochere through the pavilion; a 510-seat, state-of-the-art buffet with multiple serving stations; a 260-seat sports bar and grill; a 154-seat steakhouse featuring exhibition cooking with a 46-seat lounge and a private dining room with 20 seats; a 215-seat casual dining restaurant; a 120-seat oyster bar with entertainment; an entertainment lounge with alternative seating configurations for up to 300 guests; a video game arcade; and a gift shop. The initial phase of the project, for which the Company is currently targeting a budget of approximately $160 million, includes the casino, the streetscape, the buffet, at least two of the other restaurants, one of which will include an entertainment venue, the arcade and the gift shop.

        - Renovation and enhancement project at Ameristar Council Bluffs. In the first quarter of 2001, the Company completed an approximately $7.4 million renovation and enhancement of the first two levels of the casino at the Council Bluffs property, featuring the installation of multimedia, high-definition plasma screens throughout the casino along with new slot product and EZ-Pay, a cashless ticket system designed to improve guest satisfaction.

        - Renovation and enhancement project at Ameristar Vicksburg. In the second quarter of 2001, the Company substantially completed an approximately $10.0 million renovation and enhancement project at Ameristar Vicksburg, including a completely renovated casino floor with the latest slot machine technology; a new VIP players lounge; the Bottleneck Blues Bar, an intricately-themed, delta-style, blues club environment with live entertainment and gaming; and new high definition plasma screens for special event viewing.

        - Purchase and implementation of new generation multi-coin slot machines at the Missouri properties. Since their acquisition in late-December 2000, the Company has installed approximately 450 new generation multi-coin slot machines at the Missouri properties, driving increased revenues particularly at Ameristar St. Charles.

        The Company currently estimates that total capital expenditures for the remaining six months of 2001 will be approximately $67 million, including approximately $55 million relating to the St. Charles construction project. The Company's actual capital expenditures may vary based on budget modifications, construction schedule changes and other factors.

        The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. The Company believes that its cash flow from operations, cash and cash equivalents and availability under the Senior Credit Facilities will support its operations and liquidity requirements, including capital expenditure plans, for the foreseeable future. At August 8, 2001, the Company had $137.4 million of borrowing capacity under the Senior Credit Facilities, including $100 million dedicated to the new casino and entertainment facility at Ameristar St. Charles. The Company's ability to borrow funds under the Senior Credit Facilities at any time is primarily dependent upon the amount of the Company's EBITDA, as defined for purposes of the Senior Credit Facilities, for the preceding four fiscal quarters.

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

FORWARD LOOKING STATEMENTS

        This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans," or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company, including but not limited to uncertainties concerning operating cash flow in future periods, the Company's borrowing capacity under the Senior Credit Facilities or any replacement financing, the future operating performance of the Company's properties, the ability of the Company to undertake and complete capital expenditure projects (including the new casino and entertainment facility at Ameristar St. Charles), and regulatory restrictions that could affect the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Item 1. Business -- Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a discussion of some of the factors, risks and uncertainties that could affect the Company's future results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of June 30, 2001, the Company had $328.4 million outstanding under the Senior Credit Facilities bearing interest at variable rates (as described in Note 2 to the Company's condensed consolidated financial statements for the quarter ended June 30, 2001). Of this amount, $100 million is covered by an interest rate swap agreement that fixes the interest rate thereon and $50 million is covered by an interest rate collar agreement that sets a floor and ceiling for the interest rate thereon. Other than the borrowings under the Senior Credit Facilities that are not covered by the interest rate swap agreement and $1.2 million in other long-term debt outstanding at June 30, 2001 (collectively, the "Variable Rate Debt"), all of the Company's long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At June 30, 2001, the average interest rate applicable to the Variable Rate Debt was 7.25 percent. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at June 30, 2001, would increase the Company's annual interest costs by approximately $2.3 million. The Company continues to monitor interest rate markets and may enter into interest rate collar or swap agreements for additional amounts of principal under the Senior Credit Facilities as market conditions warrant.

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


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Company's Annual Meeting of Stockholders was held on June 8,
2001.

        (b) and (c) The following table shows the tabulation of votes for all matters put to vote at the Company's Annual Meeting of Stockholders.

                                                                                       Abstentions/
                                                                          Against/       Broker
         Matters Put to Vote                               For            Withheld      Non-votes
         -------------------                               ---            --------      ---------
         Election of Class C Directors
              Craig H. Neilsen                           19,413,488         6,401
              Joseph E. Monaly                           19,414,488         5,401

         Proposal to approve an amendment to
            the 1999 Stock Incentive Plan                18,463,069        81,285         875,535

        The terms of the following directors have continued after the meeting:

        Class A Directors (term expiring in 2002): Larry A. Hodges and W. Bruce Turner Class B Director (term expiring in 2003): Thomas M. Steinbauer.


ITEM 5. OTHER INFORMATION

Board of Directors

        In the second quarter of 2001, the Company's Board of Directors elected
W. Bruce Turner and Joseph E. Monaly to its Board of Directors. Mr. Turner is the Chairman of the Board of GTECH Holdings Corporation and was previously a widely-recognized and highly-respected gaming and leisure industry analyst. Mr. Monaly is a retired audit partner of Arthur Andersen LLP where he had international responsibility for the firm's gaming industry practice. In addition, Paul Corddry resigned as a member of Ameristar's Board of Directors in the second quarter of 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) None.

        (b) On June 26, 2001, the Company filed a Current Report on Form 8-K relating to the Company's prior announcement of its revised master plan for the new casino and entertainment facility at Ameristar St. Charles.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERISTAR CASINOS, INC.
                                            Registrant



Date:  August 14, 2001                      /s/ Thomas M. Steinbauer
                                            ------------------------
                                            Thomas M. Steinbauer
                                            Senior Vice President of Finance and
                                            Treasurer
                                            (Principal Financial Officer)