Form 10-Q
period 2001-09-30
AMERISTAR CASINOS INC
filed 2001-11-13
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-22494

AMERISTAR CASINOS, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	88-0304799

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3773 Howard Hughes Parkway
Suite 490 South
Las Vegas, Nevada 89109
(Address of principal executive offices)

(702) 567-7000
(Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [   ]

         As of November 9, 2001, 20,899,146 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

INDEX

			Page No(s).

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

	A.	Condensed Consolidated Balance Sheets at December 31, 2000 and September 30, 2001 (unaudited)	3 - 4

	B.	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2000 and September 30, 2001	5

	C.	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2000 and September 30, 2001	6

	D.	Notes to Condensed Consolidated Financial Statements	7 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		11 - 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		19

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings		19 - 20

Item 5.	Other Information		20

Item 6.	Exhibits and Reports on Form 8-K		20

SIGNATURE			21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(Amounts in Thousands)

	December 31,	September 30,
	2000	2001

		(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$36,245	$41,931

Restricted cash	1,590	124

Accounts receivable, net	9,731	6,647

Income tax refund receivable	125	—

Inventories	4,501	4,713

Prepaid expenses	5,350	9,108

Deferred income taxes	2,502	3,980

Assets held for sale	73,195	—

Total current assets	133,239	66,503

PROPERTY AND EQUIPMENT

Net of accumulated depreciation and amortization of $115,921 and $139,517, respectively	642,105	682,609

EXCESS OF PURCHASE PRICE OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED	86,384	84,075

DEPOSITS AND OTHER ASSETS	29,193	30,003

TOTAL ASSETS	$890,921	$863,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Data)

	December 31,	September 30,
	2000	2001

		(Unaudited)
CURRENT LIABILITIES:

Accounts payable	$13,124	$5,331

Construction contracts payable	4,493	9,755

Accrued liabilities	41,374	51,645

Current obligations under capitalized leases	2,002	1,161

Current maturities of notes payable and long-term debt	8,956	11,475

Liabilities related to assets held for sale	6,837	—

Total current liabilities	76,786	79,367

OBLIGATIONS UNDER CAPITALIZED LEASES, net of current maturities	3,354	2,472

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities	777,121	706,709

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	5,616	23,644

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:

Preferred stock, $.01 par value: Authorized – 30,000,000

shares; Issued – None	—	—

Common stock, $.01 par value: Authorized – 30,000,000 shares; Issued and outstanding - 20,442,963 shares at December 31, 2000 and 20,870,045 shares at September 30, 2001	204	209

Additional paid-in capital	43,265	44,563

Accumulated other comprehensive loss	—	(2,350)

Retained earnings (accumulated deficit)	(15,425)	8,576

Total stockholders’ equity	28,044	50,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$890,921	$863,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	2001	2000	2001

REVENUES:

Casino	$69,865	$142,965	$204,898	$409,651

Food and beverage	13,589	18,589	39,910	52,351

Rooms	4,959	6,313	13,738	17,908

Other	3,177	5,048	8,943	13,698

	91,590	172,915	267,489	493,608

Less: Promotional allowances	7,091	10,262	21,146	26,919

Net revenues	84,499	162,653	246,343	466,689

OPERATING EXPENSES:

Casino	31,745	70,656	92,275	203,397

Food and beverage	9,218	11,283	25,864	34,066

Rooms	1,784	2,156	5,168	6,053

Other	3,431	3,120	9,031	9,136

Selling, general and administrative	23,182	33,492	67,443	97,556

Depreciation and amortization	7,585	9,974	21,671	28,292

Impairment loss on assets held for sale	57,153	—	57,153	—

Total operating expenses	134,098	130,681	278,605	378,500

Income (loss) from operations	(49,599)	31,972	(32,262)	88,189

OTHER INCOME (EXPENSE):

Interest income	57	193	129	475

Interest expense	(6,886)	(14,818)	(20,033)	(50,839)

Other	(220)	143	(846)	(143)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(56,648)	17,490	(53,012)	37,682

Income tax provision (benefit)	(19,784)	6,225	(18,449)	13,546

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(36,864)	11,265	(34,563)	24,136

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – adoption of SFAS No. 133, net of income tax benefit of $73	—	—	—	(135)

NET INCOME (LOSS)	$(36,864)	$11,265	$(34,563)	$24,001

EARNINGS (LOSS) PER SHARE:

Income (loss) before cumulative effect of change in accounting principle:

Basic	$(1.81)	$0.54	$(1.70)	$1.17

Diluted	$(1.81)	$0.49	$(1.70)	$1.08

Net income (loss):

Basic	$(1.81)	$0.54	$(1.70)	$1.16

Diluted	$(1.81)	$0.49	$(1.70)	$1.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)
(Unaudited)

	Nine Months
	Ended September 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(34,563)	$24,001

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	21,671	28,292

Amortization of debt issuance costs and debt discounts	368	6,239

Change in deferred income taxes	(17,628)	11,851

Impairment loss on assets held for sale	57,153	—

Net loss on disposition of assets	846	241

Decrease (increase) in other current assets	(724)	514

Decrease in income tax refund receivable	1,339	125

Increase (decrease) in other current liabilities	(6,691)	5,729

Total adjustments	56,334	52,991

Net cash provided by operating activities	21,771	76,992

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(27,676)	(65,139)

Increase (decrease) in construction contracts payable	(4,346)	5,262

Proceeds from sale of The Reserve	—	71,559

Proceeds from sale of assets (other than The Reserve)	1,798	3

Decrease (increase) in deposits and other non-current assets	137	(1,663)

Net cash provided by (used in) investing activities	(30,087)	10,022

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes payable and long-term debt	17,662	386,006

Principal payments of notes payable, long-term debt and capitalized leases	(8,952)	(461,169)

Debt issuance costs	—	(7,467)

Proceeds from exercise of stock options	141	1,302

Net cash provided by (used in) financing activities	8,851	(81,328)

NET INCREASE IN CASH AND CASH EQUIVALENTS	535	5,686

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	15,531	36,245

CASH AND CASH EQUIVALENTS – END OF PERIOD	$16,066	$41,931

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest (net of amounts capitalized)	$23,146	$41,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Principles of Consolidation and Basis of Presentation

         The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“Ameristar” or “ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company currently owns and operates six casino properties in five markets. The Company’s properties consist of Ameristar Casino Hotel Kansas City, located in Kansas City, Missouri; Ameristar Casino St. Charles, located in St. Charles, Missouri serving the St. Louis metropolitan area; Ameristar Casino Hotel Council Bluffs, located in Council Bluffs, Iowa serving the Omaha, Nebraska/Council Bluffs, Iowa metropolitan area; Ameristar Casino Hotel Vicksburg, located in Vicksburg, Mississippi; and Cactus Petes Resort Casino and The Horseshu Hotel & Casino located in Jackpot, Nevada at the Idaho border. All significant intercompany transactions have been eliminated.

         The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles. However, the accompanying unaudited condensed consolidated financial statements do contain all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position and its results of operations for the interim periods included therein. The interim results reflected in the condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year.

         Certain reclassifications, having no effect on net income, have been made to the prior period’s condensed consolidated financial statements to conform to the current period’s presentation. The Company previously recorded its customers’ progress toward players club points as a casino department expense. However, under the Emerging Issues Task Force (“EITF”) Issue 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future” (“EITF 00-22”), this progress must now be recorded as a reduction of revenue. The Company has reclassified these charges which totaled $2.1 million and $6.1 million for the quarter and the nine months ended September 30, 2000, respectively, in accordance with EITF 00-22.

         The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Note 2 – Notes Payable and Long-Term Debt

         The Company’s principal long-term debt is comprised of $471.1 million of senior credit facilities (the “Senior Credit Facilities”), of which $330.1 million was outstanding at September 30, 2001, and $380 million in aggregate principal amount of 10.75 percent Senior Subordinated Notes due 2009 (the “Senior Subordinated Notes”). The Senior Credit Facilities consist of a $75 million revolving credit facility, a $75 million revolving credit/term loan facility and term loans A, B and C (which had $6.0 million, $3.0 million, $48.1 million, $147.0 million and $126.0 million outstanding, respectively, as of September 30, 2001). Each of these facilities bears interest at a variable rate based on LIBOR or the prime rate plus a margin. The Senior Credit Facilities and Senior Subordinated Notes contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, and, in the case of the Senior Credit Facilities, promises to maintain certain financial ratios and tests within defined parameters. As of September 30, 2001, the Company was in compliance with all of the covenants in the Senior Credit Facilities and Senior Subordinated Notes.

         All of the Company’s current subsidiaries (the “Guarantors”) have jointly and severally, and fully and unconditionally, guaranteed the Senior Subordinated Notes. Each of the Guarantors is a wholly-owned subsidiary of the Company, and the Guarantors constitute all of the Company’s direct and indirect subsidiaries. The Company is a holding company with no operations or material assets independent of those of the Guarantors, other than its investment in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity on a consolidated basis of the Company. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

         The Company seeks to manage interest rate risk associated with variable rate borrowings through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which the Company adopted on January 1, 2001. SFAS No. 133 requires that derivative financial instruments be recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income. Under an interest rate swap agreement entered into in April 2001, the interest rate on $100 million of LIBOR borrowings under the Senior Credit Facilities is fixed at 5.07 percent plus the applicable margin. For the three and nine months ended September 30, 2001, the swap agreement had no effect on net income. However, the value of the swap agreement ($3.6 million) has been recorded as a liability on the Company’s balance sheet, with a corresponding reduction in stockholders’ equity, net of tax, recorded as accumulated other comprehensive loss as of September 30, 2001.

         Under an interest rate collar agreement, $50 million of LIBOR borrowings under the revolving credit/term loan facility and term loan A of the Senior Credit Facilities have a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. The collar agreement terminates on June 30, 2003. At September 30, 2001, the Company recognized the value of the collar agreement ($2.0 million) as a liability on its balance sheet. The Company also recorded $1.1 million and $1.8 million in additional interest expense during the three and nine months ended September 30, 2001, respectively. The Company recognized $0.1 million, net of tax, as a cumulative effect of change in accounting principal upon adoption of SFAS No. 133. The Company continues to monitor interest rate markets and may enter into interest rate collar or swap agreements for additional amounts of principal under the Senior Credit Facilities as market conditions warrant.

Note 3 – Earnings Per Share

         The weighted average number of shares of common stock and common stock equivalent used in the computation of basic and diluted earnings per share consists of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	2001	2000	2001

	(Amounts in Thousands)
Weighted average number of shares of common stock used in the calculation of basic earnings per share	20,407	20,845	20,391	20,655

Potential dilution from the assumed exercise of stock options with an exercise price lower than market price	—	2,063	—	1,694

Weighted average number of shares of common stock and common stock equivalent (used in the calculation of diluted earnings per share)	20,407	22,908	20,391	22,349

         For the three and nine months ended September 30, 2001, substantially all stock options have been included in the calculation of diluted earnings per share.

Note 4 – Pro Forma Data

         On December 20, 2000, the Company, through two newly formed wholly owned subsidiaries, completed its acquisitions of substantially all of the assets of two gaming properties in St. Charles and Kansas City, Missouri (the “Acquisitions”). The total purchase price for the Acquisitions, net of cash acquired, was $486.8 million. The Acquisitions were financed with a portion of the proceeds from the Senior Credit Facilities and the Company’s senior subordinated credit facility (which was subsequently refinanced with a portion of the proceeds of the Senior Subordinated Notes). In January 2001, the Company sold The Reserve Hotel and Casino for $71.6 million in a separate transaction.

         The following unaudited pro forma data summarizes the Company’s results of operations for the periods indicated as if the Acquisitions and the sale of The Reserve had occurred at the beginning of the periods presented:

	Nine Months
	Ended September 30,

	2000	2001

	(Amounts in Thousands, Except Per Share Data)
Net revenues	$450,868	$461,556

Net income before cumulative effect of change in accounting principle	18,957	24,252

Basic earnings per share	0.93	1.17

Diluted earnings per share	0.93	1.09

         This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company’s actual results would have been had the Acquisitions and the sale of The Reserve been completed on January 1, 2000 or of future financial results.

Note 5 – Comprehensive Income (Loss)

         Comprehensive income includes all changes in stockholders’ equity from non-owner sources during each period presented. For the three and nine months ended September 30, 2001, comprehensive income includes changes in the fair value of the interest rate swap agreement described in Note 2 above, as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	2001	2000	2001

	(Amounts in Thousands)
Net income (loss)	$(36,864)	$11,265	$(34,563)	$24,001

Adjustment to fair value of the interest rate swap agreement (net of the tax effect)	—	(2,350)	—	(2,350)

Comprehensive income (loss)	$(36,864)	$8,915	$(34,563)	$21,651

Note 6 – Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. The primary impact on the Company is that the excess of purchase price over fair market value of the net assets acquired in connection with the Acquisitions (“goodwill”) will no longer be amortized beginning January 1, 2002, the date of the adoption. Instead, goodwill will be reviewed at least annually for impairment. The Company is, however, required to complete the initial assessment of impairment by 2002.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets”, effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 and portions of other accounting statements. The provisions applicable to the Company are substantially the same as those applied under SFAS No. 121 and the Company, therefore, does not believe that the adoption of SFAS No. 144 will have a material impact on its results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Through its wholly owned subsidiaries, Ameristar Casinos, Inc. (“Ameristar” or “ACI”; collectively with its subsidiaries, the “Company”) develops, owns and operates casinos and related hotel, food and beverage, entertainment and other facilities, with six properties in operation in Missouri, Nevada, Mississippi and Iowa. The Company’s properties consist of Ameristar Casino Hotel Kansas City, located in Kansas City, Missouri; Ameristar Casino St. Charles, located in St. Charles, Missouri serving the St. Louis metropolitan area; Ameristar Casino Hotel Council Bluffs, located in Council Bluffs, Iowa serving the Omaha, Nebraska/Council Bluffs metropolitan area; Ameristar Casino Hotel Vicksburg, located in Vicksburg, Mississippi; and Cactus Petes Resort Casino and the Horseshu Hotel & Casino located in Jackpot, Nevada at the Idaho border. The Company acquired the Missouri properties in December 2000. The Company sold the Reserve Hotel and Casino in Henderson, Nevada in late January 2001.

         The Company recently completed or is in the process of completing several major enhancement projects at its properties. These projects include the following:

•	Renovation and Enhancement Project at Ameristar Council Bluffs. In the first quarter of 2001, the Company completed an approximately $7.4 million renovation and enhancement of the first two levels of the casino at the Council Bluffs property, featuring the installation of multimedia, high-definition plasma screens throughout the casino along with new slot product and EZ-Pay, a cashless ticket system designed to improve guest satisfaction.

•	Renovation and Enhancement Project at Ameristar Vicksburg. In the second quarter of 2001, the Company substantially completed an approximately $10.0 million renovation and enhancement project at Ameristar Vicksburg, including a completely renovated casino floor with the latest slot machine technology; a new VIP players lounge; the Bottleneck Blues Bar, an intricately-themed, delta-style, blues club environment with live entertainment, dining and gaming; and new high definition plasma screens for special event viewing.

•	New Casino and Entertainment Facility at Ameristar St. Charles. The Company continues to make progress on the new casino and entertainment facility under construction at Ameristar St. Charles without interruption to the property’s ongoing operations. Construction is on schedule and the new facility is expected to open in mid-2002. The estimated construction cost to complete this project as currently contemplated is approximately $160 million, of which $14.8 million had been incurred as of September 30, 2001.

•	Single Boat Consolidation at Ameristar Kansas City. In August 2001, the Company completed the consolidation of two contiguous but separate casinos at Ameristar Kansas City into a single casino. Ongoing modifications to the casino floor resulting from the consolidation, which are expected to be completed in December 2001, include redesigning the casino floor layout to take advantage of the single casino configuration and enhance customer satisfaction; relocating and expanding the high-limit area, including the addition of six high-limit table games; moving the poker room from the second level of the casino to the first; and combining the two casino delicatessens into a single, expanded delicatessen. The Company expects to complete these improvements in December 2001.

•	New Parking Garage at Ameristar Kansas City. In the third quarter of 2001, Ameristar Kansas City began site work at the property in preparation for the construction of a new $20 million, 2,660 space parking garage. Construction of the parking garage commenced early in the fourth quarter of 2001 and is expected to be completed in July 2002.

Results of Operations

         The Company’s quarterly and annual operating results may be affected by competitive conditions, national and regional economic conditions, the timing of the commencement of new gaming operations, the amount of preopening costs incurred by the Company, construction at existing facilities and general weather conditions. Consequently, the Company’s operating results for any quarter or year may not be indicative of results to be expected for future periods.

         Certain of the Company's operations are seasonal in nature. To date, the Company's operations in Missouri, Iowa and Nevada have experienced some seasonality, with winter months being the slower periods. Operations at Ameristar Vicksburg have not experienced any material seasonality. Since the Company's customers primarily reside within a 100-mile radius of the Company's properties, the Company believes its revenues have only been marginally affected by the slowdown in air travel resulting from the events of September 11, 2001.

         The following table highlights the results of operations of Ameristar’s operating subsidiaries for its principal properties:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000 (1)	2001	2000 (1)	2001

	(Amounts in Thousands, Except Margins)
Net revenues

Ameristar Kansas City (2)	$—	$52,982	$—	$158,323

Ameristar St. Charles (2)	—	37,448	—	106,675

Ameristar Council Bluffs	31,183	34,502	93,466	94,454

Ameristar Vicksburg	21,243	21,444	60,887	58,306

Jackpot Properties	16,194	16,277	46,100	43,885

The Reserve (3)	15,879	—	45,778	5,046

Corporate and other	—	—	112	—

Consolidated net revenues	$84,499	$162,653	$246,343	$466,689

Operating income (loss)

Ameristar Kansas City (2)	$—	$10,751	$—	$35,166

Ameristar St. Charles (2)	—	10,867	—	30,828

Ameristar Council Bluffs	5,422	7,791	18,239	19,501

Ameristar Vicksburg	3,477	3,638	12,603	10,810

Jackpot Properties	3,560	3,955	8,570	8,039

The Reserve (3)	(58,281)	—	(58,980)	67

Corporate and other	(3,777)	(5,030)	(12,694)	(16,222)

Consolidated operating income	$(49,599)	$31,972	$(32,262)	$88,189

EBITDA (4)

Ameristar Kansas City (2)	$—	$13,804	$—	$44,345

Ameristar St. Charles (2)	—	11,795	—	33,313

Ameristar Council Bluffs	8,011	10,190	25,551	26,502

Ameristar Vicksburg	5,290	5,902	17,626	16,877

Jackpot Properties	4,525	4,917	11,242	11,039

The Reserve (3)	952	—	4,491	67

Corporate and other	(3,639)	(4,662)	(12,346)	(15,662)

Consolidated EBITDA	$15,139	$41,946	$46,564	$116,481

Operating income (loss) margins

Ameristar Kansas City (2)	—	20.3%	—	22.2%

Ameristar St. Charles (2)	—	29.0%	—	28.9%

Ameristar Council Bluffs	17.4%	22.6%	19.5%	20.6%

Ameristar Vicksburg	16.4%	17.0%	20.7%	18.5%

Jackpot Properties	22.0%	24.3%	18.6%	18.3%

The Reserve (3)	(367.0%)	—	(128.8%)	1.3%

Consolidated operating income margin	(58.7%)	19.7%	(13.1%)	18.9%

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000 (1)	2001	2000 (1)	2001

EBITDA margins (4)

Ameristar Kansas City (2)	—	26.1%	—	28.0%

Ameristar St. Charles (2)	—	31.5%	—	31.2%

Ameristar Council Bluffs	25.7%	29.5%	27.3%	28.1%

Ameristar Vicksburg	24.9%	27.5%	28.9%	28.9%

Jackpot Properties	27.9%	30.2%	24.4%	25.2%

The Reserve (3)	6.0%	—	9.8%	1.3%

Consolidated EBITDA margin	17.9%	25.8%	18.9%	25.0%

(1)	Certain reclassifications, having no effect on net income, have been made to the periods’ financial information to conform to the current period’s presentation.

(2)	The Missouri properties were acquired on December 20, 2000. According to information published by the prior owner of the Missouri properties, the combined operating results of the Missouri properties for the three- and nine-month periods ending September 30, 2000 were as set forth below. The combined operating results of the Missouri properties for the three- and nine-month periods ending September 30, 2001 are shown below for comparative purposes. All amounts are in thousands.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	2001	2000	2001

Net revenues	$83,593	$90,430	$242,961	$264,998

Operating income	18,356	21,618	52,763	65,995

EBITDA	24,249	25,598	69,113	77,658

Operating income margin	22.0%	23.9%	21.7%	24.9%

EBITDA margin	29.0%	28.3%	28.4%	29.3%

The results for the periods ended September 30, 2000 described above have been adjusted to account for the implementation of Emerging Issues Task Force 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future.”

(3)	The Reserve was sold on January 29, 2001. Operating results for the three- and nine-month periods ending September 30, 2000 include an impairment loss of $57.2 million related to assets held for sale.

(4)	EBITDA consists of income (loss) from operations plus depreciation, amortization and impairment losses. EBITDA margin is EBITDA as a percentage of net revenues. EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or as an alternative to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA. It should also be noted that not all gaming companies that report EBITDA information calculate EBITDA in the same manner as the Company.

         Consolidated net revenues for the three months ended September 30, 2001 increased to $162.7 million, up 92.5 percent from $84.5 million for the same quarter in 2000. Consolidated net revenues for the nine months ended September 30, 2001 increased to $466.7 million from $246.3 million during the same period in 2000, an increase of 89.5 percent. The growth in revenues is primarily attributable to contributions from the Kansas City and St. Charles properties, which were acquired on December 20, 2000 and contributed net revenues of $90.4 million and $265.0 million, respectively, in the third quarter and first nine months of 2001. The Missouri properties’ contributions were partially offset by the absence of revenues from The Reserve, which was sold in late January 2001.

         At Ameristar Council Bluffs, net revenues improved 10.6 percent to $34.5 million in the third quarter of 2001 from $31.2 million during the corresponding period in 2000, largely resulting from the recent enhancements to the property and marketing promotions. Ameristar Council Bluffs’ market share grew from 32.1% for the third quarter of 2000 to 34.4% for the third quarter of 2001. In September 2001, Ameristar led the Council Bluffs market with a 34.9% market share, marking the first time Ameristar has surpassed both the land-based property and the other riverboat property in this market. Net revenues at Ameristar Council Bluffs for the nine months ended September 30, 2001 were $94.5 million, an increase of $1.0 million, or 1.1 percent, over the corresponding period in 2000. The recently completed renovation and enhancement project helped improve net revenues during the latter portion of the period, with year-to-date net revenues being adversely affected by construction disruption associated with the renovation project.

         In the first full quarter of operations since completing its renovation and enhancement project, Ameristar Vicksburg’s third quarter 2001 net revenues were up slightly to $21.4 million compared to $21.2 million in the same period in 2000. This increase contributed to the property’s improved market share of 34.6% during the third quarter of 2001, up from 33.4% in the same quarter in 2000. For the nine months ended September 30, 2001, the Vicksburg property’s net revenues declined 4.2 percent to $58.3 million compared to the same period in 2000, primarily due to construction disruption associated with the renovation and enhancement project completed in the second quarter. Once construction was completed at Ameristar Vicksburg, both revenues and market share began to increase compared to the corresponding period in 2000.

         The Jackpot properties' net revenues of $16.3 million during the third quarter of 2001 was a slight increase compared to $16.2 million in the same period of 2000. During the nine months ended September 30, 2001, the Jackpot properties experienced a 4.8 percent decline in net revenues to $43.9 million compared to the same period in 2000 primarily as the result of slow economic conditions in the southern Idaho market.

         Net revenues at Ameristar St. Charles for the third quarter and first nine months of 2001 were positively impacted by strong overall market growth and market share increases driven by aggressive marketing and promotional programs and the introduction of new slot product. Net revenues at Ameristar Kansas City for the third quarter of 2001 were adversely impacted by enhanced competition from another property following the opening of its newly renovated facility, a market-wide decline in table games revenues and construction disruption associated with the one-boat consolidation, casino floor reconfiguration and parking garage site work. Ameristar Kansas City’s net revenues for the nine months ended September 30, 2001 were also adversely impacted by a market-wide decline in table games and construction disruption.

         Income from operations for the three and nine months ended September 30, 2001 was $32.0 million and $88.2 million, respectively, compared to a loss from operations of $50.0 million and $32.3 million, respectively, in the same periods in 2000. In the third quarter of 2000, the Company incurred a $57.2 million impairment loss associated with the sale of The Reserve that adversely impacted the Company’s income from operations in the third quarter and first nine months of 2000. The remainder of the increase in income from operations is primarily due to contributions made by the Missouri properties, which contributed $21.6 million and $66.0 million, respectively, during the third quarter and first nine months of 2001.

         Ameristar Council Bluffs reported a $2.4 million or 43.7 percent improvement in income from operations during the third quarter of 2001 compared to the same period in 2000 and an improvement of $1.3 million or 6.9 percent in income from operations during the first nine months of 2001 compared to the same period in 2000. These improvements were primarily due to increased revenues and improved operating efficiencies, as well as a continued emphasis on controlling costs, particularly in the third quarter of 2001 and latter portion of the nine-month period ended September 30, 2001 after the completion of the property’s renovation and enhancement project.

         Ameristar Vicksburg’s income from operations of $3.6 million in the third quarter of 2001 represents an increase of 4.6 percent over the third quarter of 2000 despite a modest 0.9 percent increase in net revenues. Similarly, the Jackpot properties’ income from operations for the quarter ended September 30, 2001 grew 11.1 percent compared to the same period in 2000 despite net revenues increasing only 0.5 percent. The improvements in operating income at Ameristar Vicksburg and the Jackpot properties resulted primarily from the Company’s focus on cost-control measures. Ameristar Vicksburg and the Jackpot properties reported a 14.2 percent and 6.2 percent decline, respectively, in nine-month income from operations in 2001 compared to 2000, primarily due to reductions in net revenues for the reasons described above. Both properties showed improved operating income in the third quarter 2001 as revenues improved.

         Consolidated interest expense was $14.8 million and $50.8 million, respectively, for the three and nine months ended September 30, 2001 compared to $6.9 million and $20.0 million, respectively, for the same periods in 2000. The increased interest expense reflects the Company’s additional debt incurred in connection with the acquisition of the Missouri properties. The Company recorded a $3.5 million non-recurring charge to interest expense for the write-off of unamortized interim credit facility costs in the first quarter of 2001. A charge to interest expense of $1.1 million was also incurred during the third quarter of 2001 due to changes in the fair value of the Company’s interest rate collar agreement (as described more fully in Note 2 to the Company’s Unaudited Condensed Consolidated Financial Statements for the quarter ended September 30, 2001).

         Net income for the three months ended September 30, 2001 was $11.3 million, resulting in record basic earnings per share of $0.54 and record diluted earnings per share of $0.49, compared to a net loss of $36.9 million, or $1.81 basic and diluted loss per share, for the same period in 2000. Net income for the three-months ended September 30, 2001 includes $0.7 million (net of tax) in additional interest expense related to the Company’s interest rate collar agreement, which reduced both basic and diluted earnings per share by $0.03 per share. For the nine months ended September 30, 2001, net income was $24.0 million, or $1.16 basic earnings per share and $1.07 diluted earnings per share compared to a loss of $34.6 million for the same period in 2000, or $1.70 basic and diluted loss per share. Net income for the nine months ended September 30, 2001 includes a one-time charge to interest expense of $2.3 million (net of tax) relating to the write-off of the unamortized loan fee on the Company’s interim credit facility that was refinanced with the proceeds of the Company’s senior subordinated notes and a prepayment premium on the retired senior debt, which reduced basic and diluted earnings per share for the nine months ended September 30, 2001 by $0.11 and $0.10 per share, respectively. The Company incurred a total of $1.2 million in additional interest expense (net of tax) related to the interest rate collar agreement during the nine-months ended September 2001, which reduced basic and diluted earnings per share for the period by $0.06 and $0.05 per share, respectively. Net loss for the three and nine months ended September 30, 2000 includes a $57.2 million impairment loss associated with the sale of The Reserve which reduced basic and diluted earnings per share for each period by $1.82.

Liquidity and Capital Resources

         Cash flows provided by operating activities were $77.0 million for the nine months ended September 30, 2001 compared to $21.8 million for the same period in 2000. This increase is primarily due to the contribution of operating income by the recently acquired Missouri properties as discussed in “Results of Operations” above.

         Cash flows provided by investing activities were $10.0 million during the first nine months of 2001, largely resulting from the sale of The Reserve in January 2001 for total consideration of approximately $71.6 million. This was partially offset by payments on construction contracts payable and an increase in capital expenditures primarily relating to the company’s construction projects described under “Overview” above.

         Cash flows used in financing activities were $81.3 million for the nine months ended September 30, 2001 due mainly to the reduction of debt from the proceeds of the sale of The Reserve, scheduled principal repayments of the Company’s senior credit facilities and a $14 million voluntary repayment of the Company’s revolving credit facility in June 2001.

         The Company’s principal long-term debt is comprised of $471.1 million of senior credit facilities (the “Senior Credit Facilities”) and $380 million in aggregate principal amount of 10.75% Senior Subordinated Notes due 2009 (the “Senior Subordinated Notes”). The Senior Credit Facilities consist of a $75 million revolving credit facility, a $75 million revolving credit/term loan facility and term loans A, B and C (which had $6.0 million, $3.0 million, 48.1 million, $147.0 million and $126.0 million outstanding, respectively, as of September 30, 2001). The Senior Credit Facilities and the indenture governing the Senior Subordinated Notes require the Company to comply with various financial and other covenants. At September 30, 2001, the Company was in compliance with all required covenants. During the nine months ended September 30, 2001, the Company repaid approximately $75.2 million in long-term debt, including $50 million with proceeds from the sale of The Reserve.

         As a result of the loss associated with the closing of the sale of The Reserve in January 2001, the Company does not expect to make any federal tax payments in 2001. In addition, the Company expects to have approximately $57 million in operating loss carry-forwards at December 31, 2001, which will substantially reduce the amount of cash payments of federal income tax required to be made by the Company in 2002.

         The Company’s capital expenditures of $65.1 million for the nine months ended September 30, 2001 primarily relate to the construction projects described under “Overview” above. The Company currently estimates that total capital expenditures for the fourth quarter of 2001 will be approximately $49 million, including approximately $44 million relating to the St. Charles construction project. The Company’s actual capital expenditures may vary based on budget modifications, construction schedule changes and other factors. The Senior Credit Facilities limit the amount that the Company can spend on the St. Charles project to $110 million plus otherwise allowable capital expenditures, but the Company expects the cost of the project to exceed this amount. While the Company is not currently in violation of any of the provisions of the Senior Credit Facilities, it will need to obtain a waiver of this limit from its lenders. The Company expects to request a waiver from the lenders under the Senior Credit Facilities during the first half of 2002, but the Company cannot be sure that the lenders will grant its request. If the Company does not receive the waiver, the completion of the project will be significantly delayed.

         The Company historically has funded its daily operations through net cash provided by operating activities and its significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. The Company believes that its cash flow from operations, cash and cash equivalents and availability under the Senior Credit Facilities will support its operations and liquidity requirements, including capital expenditure plans, for the foreseeable future. At September 30, 2001, the Company had $133.3 million undrawn under the Senior Credit Facilities, including $97 million dedicated to the new casino and entertainment facility at Ameristar St. Charles. The Company’s ability to borrow funds under the Senior Credit Facilities at any time is primarily dependent upon the amount of the Company’s EBITDA, as defined for purposes of the Senior Credit Facilities, for the preceding four fiscal quarters. At September 30, 2001, the Company could borrow $81.2 million based on the covenants under the Senior Credit Facilities.

         No assurance can be given that the Company will be able to satisfy, when necessary, the financial covenants under the Senior Credit Facilities, the Senior Subordinated Notes or other debt instruments for purposes of incurring additional debt, including draws under the revolving credit facility or revolving credit/term loan facility for the new St. Charles facility or other purposes. In addition, a failure to satisfy the financial covenants could result in any or all of the following: (1) a delay or suspension of the Company’s capital improvement projects, (2) the Company being required to reduce its outstanding debt balance, which could adversely affect or exceed the Company’s liquidity, or (3) an event of default under one or more of the Company’s debt instruments. Adverse changes in the Company’s operations or operating cash flow may affect the ability of the Company to satisfy these financial covenants.

         The Company has not declared any dividends on its Common Stock in the past, and the Company intends for the foreseeable future to retain all earnings for use in the development of its business instead of paying cash dividends. In addition, as described above, the terms of the Senior Credit Facilities and the Senior Subordinated Notes obligate the Company to comply with certain financial covenants that may restrict or prohibit the payment of dividends.

Forward Looking Statements

         This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management “believes,” “anticipates,” “intends,” “expects,” “plans,” or words of similar meaning. Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company, including but not limited to uncertainties concerning operating cash flow in future periods, the Company’s borrowing capacity under the Senior Credit Facilities or any replacement financing, the Company’s ability to maintain compliance with the covenants under its debt instruments, the future operating performance of the Company’s properties, the ability of the Company to undertake and complete capital expenditure projects (including the new casino and entertainment facility at Ameristar St. Charles and the parking garage at Ameristar Kansas City), and regulatory restrictions that could affect the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to “Item 1. Business — Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a discussion of some of the factors, risks and uncertainties that could affect the Company’s future results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         As of September 30, 2001, the Company had $330.1 million outstanding under the Senior Credit Facilities bearing interest at variable rates. Of this amount, $100 million is covered by an interest rate swap agreement that fixes the interest rate thereon and $50 million is covered by an interest rate collar agreement that sets a floor and ceiling for the interest rate thereon. Other than the borrowings under the Senior Credit Facilities that are not covered by the interest rate swap agreement and $1.2 million in other long-term debt outstanding at September 30, 2001 (collectively, the “Variable Rate Debt”), all of the Company’s long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At September 30, 2001, the average interest rate applicable to the Variable Rate Debt was 6.39 percent. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at September 30, 2001, would increase the Company’s annual interest costs by approximately $2.3 million. The Company continues to monitor interest rate markets and may enter into interest rate collar or swap agreements for additional amounts of principal under the Senior Credit Facilities as market conditions warrant.

         Although the Company manages its short-term cash assets with a view to maximizing return with minimal risk, the Company does not invest in market rate sensitive instruments for trading or other purposes and the Company is not exposed to foreign currency exchange risks or commodity price risks in its portfolio transactions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         E.L. Pennebaker, Jr., et. al. v. Ameristar Casinos, Inc., et. al. On October 31, 2001, the Mississippi Supreme Court issued an appellate opinion reversing the trial court in this case and rendering judgment in favor of the defendants, Ameristar Casinos, Inc. and Harrah’s Vicksburg Corporation. The plaintiffs are property owners and/or claim to have contract rights in a proposed casino/racetrack development along the Big Black River in Warren County, Mississippi. They allege they would have profited if the Mississippi Gaming Commission had found suitable for a casino a location along that river that was controlled by Horseshoe Gaming, Inc. or its affiliates. The plaintiffs further allege that the defendants entered into an agreement to hinder trade and restrain competition in the gaming industry in violation of the antitrust laws and the gaming laws of Mississippi. Specifically, the plaintiffs allege the defendants conducted an aggressive campaign in opposition to the application of Horseshoe Gaming, Inc. for a gaming site on the Big Black River. The plaintiffs also allege that the defendants tortiously interfered with the plaintiffs’ business relations. The appellate opinion holds the defendants’ conduct was protected under the free speech provisions of the First Amendment to the United States Constitution. The appellate decision will become final unless the plaintiffs file a petition for rehearing by November 14, 2001.

         Walter H. Gibbes, Jr. and Margaret S. Dozier v. Ameristar Casinos, Inc. et al. This case involves substantially the same issues and evidence as in the Pennebaker case. It has been stayed by the United States District Court for the Southern District of Mississippi pending a ruling by the Mississippi Supreme Court in the Pennebaker case. Assuming the Pennebaker decision becomes final, the Company intends to seek summary judgment in this case.

         For additional information concerning these cases, see “Item 3. Legal Proceedings.” in the Company’s Annual Report on Form
10-K for the fiscal year ended December 31, 2000.”

Item 5. Other Information

         Management. Thomas M. Steinbauer, the Company’s Senior Vice President of Finance, has announced his intention to leave the Company sometime after mid-2002. The Company is currently seeking a replacement for Mr. Steinbauer. If the Company cannot replace Mr. Steinbauer in a timely manner, it could have a material adverse effect on the Company’s business.

         St. Charles Project. In November 2001, the Company received preliminary bids for the interior portion of the land-based entertainment center and its various amenities. The Company is reviewing these bids and expects to update the St. Charles project scope and budget in late November or early December 2001. Based on these bids, the Company expects to commit to build several additional and/or upgraded amenities included in the master plan with a budget increase of 5 to 7 percent.

         Development Agreement with the Port Authority of Kansas City. In connection with the acquisition of Ameristar Kansas City, the Company assumed the obligations of the prior owner under a development agreement with the Port Authority of Kansas City, Missouri. This agreement obligates us to contribute $1 million over five years to a foundation to benefit local entrepreneurs who are minorities, minority-owned business enterprises or women-owned business enterprises. The agreement requires the parties to agree upon a plan for the foundation by December 31, 2001. The Company has requested, but not yet received, a foundation proposal from the Port Authority. The Company has therefore requested that the Port Authority agree to an extension of the December 31, 2001 deadline. If neither an extension agreement nor an agreement for the foundation establishment is reached on a timely basis, the Company may be required under the development agreement to offer to qualified minority investors a class of common stock in the Ameristar Kansas City subsidiary representing a 10% equity interest in this subsidiary at a fair market value price. The Company would have no obligation to pay dividends on this stock, which would be optionally redeemable by the Company after three years at a maximum price equal to the original purchase price of the stock plus a return of 15% per annum. The purchasers would have the right to require the Company to repurchase the stock at a maximum price equal to the original purchase price of the stock plus a return equal to the prime rate (as defined in the development agreement) plus one percent per annum. Such an offering would be subject to numerous conditions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed as part of this report:

10.1	Amended and Restated Executive Employment Agreement dated as of October 5, 2001 between Ameristar Casinos, Inc. and Gordon R. Kanofsky.

10.2	Amendment No. 1 to Employment Agreement dated as of October 5, 2001 between Ameristar Casinos, Inc. and Thomas M. Steinbauer.

10.3	Amendment to Ameristar Casinos, Inc. Amended and Restated Management Stock Option Incentive Plan.

(b)	Reports on Form 8-K:

None.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC.

Registrant

Date: November 12, 2001	/s/ Thomas M. Steinbauer

Thomas M. Steinbauer

Senior Vice President of Finance and Treasurer

(Principal Financial Officer)