Form 10-K
period 2001-12-31
AMERISTAR CASINOS INC
filed 2002-03-29
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-22494

AMERISTAR CASINOS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0304799
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3773 Howard Hughes Parkway
Suite 490 South
Las Vegas, Nevada 89109
(Address of Principal Executive Offices)

Registrant’s Telephone Number: (702) 567-7000

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]     No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

As of March 8, 2002, 25,984,665 shares of Common Stock of the registrant were issued and outstanding. The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 8, 2002 was approximately $273,442,814, based on the Nasdaq-NMS closing price for the registrant’s Common Stock on such date.

Portions of the registrant’s definitive Proxy Statement for its June 7, 2002 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

     Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “Ameristar” refer to Ameristar Casinos, Inc. and all references to the “Company,” “we,” “our,” “ours” and “us” refer to Ameristar and its consolidated subsidiaries. This Report contains certain forward-looking statements, including management’s plans and objectives for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of words such as our management or we “believe,” “anticipate,” “intend,” “expect,” “plan,” or words of similar meaning. Similarly, statements that describe our future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to “Item 1. Business — Risk Factors” below for a discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

PART I

Item 1. Business

Introduction

     We are a leading multi-jurisdictional developer, owner and operator of casinos and related hotel and entertainment facilities in local markets. We own six properties in five markets located in Missouri, Iowa, Mississippi and Nevada catering to customers primarily residing within a 100-mile radius of our properties. Our properties enjoy leading positions in markets with significant barriers to entry, and all of our properties are high-quality assets. We intend to grow our revenues, cash flow and earnings through internal growth initiatives, including the expansion of our existing properties, targeted marketing programs, and the strategic acquisition or development of properties in attractive local gaming markets.

     Our gaming revenues are derived, and are expected to continue to be derived, from a broad base of customers, and we do not depend upon high-stakes players. We emphasize slot machine play at our properties, and we invest on an ongoing basis in new slot equipment to promote customer satisfaction and loyalty. All of our properties include table games such as blackjack, craps and roulette. In addition, Ameristar Kansas City, Ameristar St. Charles, Ameristar Vicksburg and Cactus Petes offer poker and the Jackpot properties offer keno and sports book wagering. We generally emphasize competitive minimum and maximum betting limits based on each market. We extend credit to our Mississippi and Nevada gaming customers only in limited circumstances and limited amounts on a short-term basis and in accordance with the credit restrictions imposed by gaming regulatory authorities. The Missouri and Iowa gaming statutes prohibit the issuance of casino credit.

     The following table presents selected statistical and other information concerning our properties as of March 5, 2002.

	Ameristar	Ameristar	Ameristar	Ameristar	The Jackpot
	Kansas City	St. Charles	Council Bluffs	Vicksburg	Properties (1)

Opening Date	1997	1994	1996	1994	1956
Casino Square Footage (approx.)	115,000	45,000	38,500	42,000	28,500
Slot Machines	2,886	1,900	1,510	1,267	1,034
Table Games	111	30	46	41	38
Hotel Rooms	184	—	444(2)	150	420
Restaurants/Bars	14/11	3/3	4/6	3/5	5/4
Restaurant/Bar
Seating Capacity	1,759/485	400/40	945/191	494/54	584/120
Guest Parking Spaces	4,500	4,000	3,000	1,700	1,134
Other Amenities	Kids Quest Children’s Activity Center(3); 1,370-Seat Entertainment Facility; 18-Screen Movie Theater(3); Gift Shop; Amusement Arcade	Entertainment lounge; Gift Shop	Kids Quest Children’s Activity Center(3); Meeting Space; Indoor Swimming Pool & Spa; Exercise Facility; Gift Shop; 3,500-Seat Outdoor Stage; Amusement Arcade	Gift Shop; Swimming Pool; Meeting Space	356-Seat Showroom; Sports Book; Meeting Space; Swimming Pool Gift Shop; General Store; Service Station; Amusement Arcade

(1)	Includes the operations of Cactus Petes Resort Casino and The Horseshu Hotel & Casino.

(2)	Includes 284 rooms operated by affiliates of Kinseth Hospitality Corporation and located on land owned by us and leased to affiliates of Kinseth.

(3)	Leased to and operated by a third party.

     Ameristar Kansas City. Ameristar Kansas City is a fully-integrated gaming, dining, lodging and entertainment complex in a spacious, land-based atmosphere. Located seven miles from downtown Kansas City, Ameristar Kansas City is specifically designed to attract customers from the greater Kansas City area, as well as strong visitor and overnight markets. The property is located on approximately 183 acres adjacent to the Interstate 435 bridge, which supports an average traffic flow of approximately 88,000 cars per day. Interstate 435 is a six-lane, north-south expressway offering quick and easy access to, and direct visibility of, the Ameristar Kansas City property.

     The casino, which opened in 1997, features an historic Missouri riverboat theme and is the newest and largest gaming facility in the Kansas City market. Ameristar Kansas City was named the number one attraction in Kansas City for 2001 by The Business Journal serving metropolitan Kansas City. In 2001, Ameristar Kansas City was named the top tourist attraction in Missouri by Ingram’s magazine. Due to recent favorable regulatory changes in Missouri, in August 2001 we consolidated two contiguous but separate casinos into a single casino at minimal cost and made some modifications to the layout of the casino floor with the objectives of increasing revenues, improving operating efficiencies and generating higher customer satisfaction. The casino and entertainment complex currently includes a 115,000-square foot casino with approximately 2,886 slot and video poker machines and 111 table games, including a poker room, a 184-room hotel and other related facilities. An additional 25,000 square feet of space on the second level of the gaming floor (formerly utilized for gaming) is now available for meetings and special events. Ameristar Kansas City currently has 4,500 parking spaces, and construction is underway on a 2,650-space parking garage expected to be completed in July 2002. We expect the parking garage to improve our competitive position in the Kansas City market since Ameristar Kansas City is currently the only property in the market without a parking garage.

     Ameristar Kansas City also provides a wide variety of dining and entertainment options, boasting 15 food outlets ranging from upscale restaurants to express food outlets and 11 bars/lounges. The Grand Pavilion seats more than 1,300 guests, and plays host to a variety of headline entertainers and sporting events. Live entertainment is also offered at the Horseshoe Saloon which seats 165. A state-of-the-art 18-screen movie theater complex, gift shop, video arcade and Kid’s Quest activity center are also located at Ameristar Kansas City. Among other awards and distinctions, Ameristar Kansas City was named “Best Casino” and “Best Buffet” in Kansas City Magazine’s 2001 Annual Readers Survey and its restaurants were named “Best of Gaming 2001” among U.S. riverboats in three different categories in Casino Player Magazine.

     Ameristar St. Charles. Ameristar St. Charles is located immediately north of the Interstate 70 bridge in the St. Louis metropolitan area, strategically situated to attract customers from the St. Charles and greater St. Louis area. The property is a master-planned gaming and entertainment facility located on approximately 52 acres and features an historic Missouri riverboat theme. Interstate 70 is a 10-lane, east-west freeway offering quick and easy accessibility to, and direct visibility of, the Ameristar St. Charles site for the 188,000 vehicles, on average, that use the highway per day. The property features an elevated roadway and a 4,000-space, five-story parking structure located above the existing flood plain, providing improved access to the facility and allowing it to operate even when the Missouri River floods.

     The casino at Ameristar St. Charles opened in 1994 and currently features approximately 45,000 square feet of gaming space, 1,900 slot machines and 30 table games. We are in the process of constructing a new casino and entertainment complex that will contain approximately 115,000 square feet of gaming space consisting of 3,000 slot machines and 104 table games, including a 12-table poker room. As described below in “— Expansion Plans,” our current plans call for us to invest approximately $170 million to complete the construction of a new casino and entertainment complex at the property in mid-2002. We believe the new casino and entertainment complex at St. Charles will be the premier gaming facility in the St. Louis area, will be well-positioned to benefit from growth in this dynamic market, and will provide a foundation for Ameristar St. Charles to increase its market share in the St. Louis market.

     Ameristar Council Bluffs. Ameristar Council Bluffs is a riverboat casino and related land-based hotel and other facilities located in Council Bluffs, Iowa on the bank of the Missouri River across from Omaha, Nebraska. The property is adjacent to the Nebraska Avenue exit on Interstate 29 immediately north of the junction of Interstate 29 and Interstate 80.

     Ameristar Council Bluffs features 444 hotel rooms, approximately 38,500 square feet of gaming space, 1,510 slot machines, 46 table games and five restaurants. Ameristar Council Bluffs boasts the prestigious Four Diamond designation from the AAA and is the only riverboat property in the nation to carry this designation. Ameristar Council Bluffs has undergone substantial expansion and renovation since it opened in 1996. In late 1999, we added a third level to the riverboat casino, and in early 2000, we constructed a 1,000-space parking garage. In the first quarter of 2001, we completed a renovation and enhancement project at the property that included enhancements to the land-based amenities and the total renovation of the two initial casino floors, including the installation of multimedia, high-definition plasma screens throughout the casino, the addition of new generation slot machines and the installation of the EZ-Pay system, a cashless ticket system designed to improve guest satisfaction.

     The Council Bluffs casino is situated on an approximately 52,000-square foot, three-level, richly appointed cruising riverboat measuring 272 feet long by 98 feet wide. By constructing the vessel with high ceilings and making it 98 feet wide, the casino has the spacious feel of a land-based facility. We are required to make a two-hour cruise a minimum of 100 days per year during the “excursion season,” which is defined as April 1 through October 31. Guests may enter the riverboat from shore via an enclosed ramp from the Main Street Pavilion and from the fully enclosed parking garage.

     The land-based facilities include the majestic Ameristar Hotel and Main Street Pavilion, where guests will find four restaurants, including the Waterfront Grill steakhouse, the buffet, the recently renovated sports bar and grill and the Prairie Mill Cafe & Bakery, a 24-hour specialty restaurant. The Council Bluffs property also features a children’s activity center, fitness facility, indoor pool and convention facilities, as well as the Star Arena, a 3,500-seat outdoor concert venue. The approximately 50-acre Ameristar Council Bluffs site is also large enough to accommodate future land-based expansion.

     Ameristar Vicksburg. Ameristar Vicksburg is located one-quarter mile north of Interstate 20 in Vicksburg, Mississippi and caters to guests from the Vicksburg and Jackson, Mississippi and Monroe, Louisiana markets. Opened in 1994, Ameristar Vicksburg includes a riverboat-themed dockside casino, a 150-room hotel and other land-based facilities. The casino features approximately 42,000 square feet of gaming space, 1,267 slot machines and 41 table games. The property’s restaurants provide casual dining and regionally influenced menu selections at affordable prices. In July 2001, we completed a capital improvement project at the property including renovating and expanding the casino; installing new generation slot machines; adding a new VIP players lounge; replacing the showroom with the exciting new Bottleneck Blues Bar, an authentic club featuring live entertainment and gaming; and adding new high-definition plasma screens for special event viewing. In addition, approximately 600 parking spaces were added during 1999, bringing the total number of guest parking spaces to approximately 1,700.

     Ameristar Vicksburg is significantly wider than typical riverboat casinos, giving the casino and restaurants the spacious feel of a land-based facility. The hotel at Ameristar Vicksburg has a Three Diamond rating from the AAA. We believe the overall range and quality of the facilities, food service and entertainment at Ameristar Vicksburg are superior to those available at its existing competitors.

     The Jackpot Properties. Our Jackpot properties, Cactus Petes Resort Casino and The Horseshu Hotel & Casino, are both located in Jackpot, Nevada at the Idaho border. The Jackpot properties have been operating since 1956 and serve customers primarily from Idaho, Oregon, Washington, Montana, northern California and southwestern Canadian provinces.

     Together, the Jackpot properties feature approximately 28,500 square feet of gaming space, 1,034 slot machines, 38 table games, 420 hotel rooms (including 30 deluxe hot-tub suites), an Olympic-sized pool, a heated spa, lighted tennis courts, a recreational vehicle park and access to a nearby 18-hole golf course. The food and beverage operations at the Jackpot properties include a buffet, a fine dining restaurant, a 24-hour casual dining restaurant, a coffee shop, a snack bar, a showroom that features nationally known entertainment, and cocktail lounges with entertainment. We completed a major expansion project at Cactus Petes in 1991 and a remodeling of the casino at Horseshu in late 1997. Cactus Petes and Horseshu have Four Diamond and Three Diamond ratings, respectively, from the AAA, and Cactus Petes has been named “Best Hotel/Resort” in rural Nevada for the last two years by Nevada Magazine.

Our Business Strategies

     Our growth strategy is to pursue the expansion and development of our existing properties and to selectively acquire or develop new properties in attractive, local gaming markets. In implementing our strategy, we emphasize a total entertainment experience through high-quality gaming, dining, lodging and other non-gaming amenities to complement and enhance our gaming operations. We seek to promote customer retention through various targeted marketing and value-added loyalty programs and by delivering superior customer service.

     Our marketing strategy is to develop a loyal customer base by promoting the quality of our gaming, leisure and entertainment amenities that emphasize high standards of service and customer satisfaction. We use players clubs at each property to identify and retain preferred players and develop promotions and special events to encourage increased gaming activity by these customers. Our marketing programs also include a number of promotions designed primarily to increase the frequency of customer visits within local markets, as well as tour and travel promotional packages in certain markets. We use direct mail promotions and a variety of advertising media to market our properties, including print, television, radio, outdoor and internet advertising.

Expansion Plans

     We seek to expand our operations through a variety of means, including entering new North American markets created by the legalization of casino gaming, developing new casinos or buying existing casinos in established North American casino gaming markets and expanding through continued growth at our existing properties. In the event that deteriorating economic conditions cause state or local governments to legalize gambling in other jurisdictions, we believe we are well-positioned to enter into new markets created by such an expansion given our operating history and experience with obtaining new gaming licenses. Although our preference is to own and operate each of our gaming properties, we also consider expansion opportunities involving management contracts or joint ventures.

     We continually evaluate the operating performance of each of our existing properties and the feasibility of enhancing their performance through capital expenditure programs. In doing so, we assess the anticipated relative costs and benefits of the projects under consideration, the availability of cash flow and debt financing to fund capital expenditures, and competitive and other relevant factors.

     We believe that our long-term success in our current markets and expanding into new markets will depend, in part, on our ability to distinguish our operations from those of our competitors. Our strategy of including quality non-gaming amenities in our facilities, such as lodging, dining and entertainment, is intended to provide these competitive distinctions. The scope of non-gaming amenities to be offered at existing properties and future expansion projects will be determined in part by competitive factors within a particular market and the nature of our participation in a particular project. In addition, we believe the selection of attractive expansion markets and quality locations within those markets will continue to be important to our growth strategy. In selecting expansion opportunities, we seek a strong demographic market with a favorable competitive environment and a site in the market with an attractive, prominent location and ease of access that will support the size and scope of our development plans.

     New Casino and Entertainment Facility at Ameristar St. Charles

     We believe there is an opportunity to significantly expand the scope of our gaming operations at our St. Charles property. The former owner of the property invested approximately $169 million in the construction of a new casino and entertainment complex before suspending construction in 1997. We made substantial changes to the design of the uncompleted portions of the project and recommenced construction on the new casino and entertainment facility in May 2001. Our plans for the project include: a 115,000 square-foot casino with approximately 3,000 slot machines and 104 table games, including a 12-table poker room, and a VIP players lounge; an historical streetscape reminiscent of St. Charles’ past extending from the entryway at the porte cochere through the pavilion; an approximately 450-seat, state-of-the-art buffet with multiple serving stations; a 262-seat sports bar and grill, with a 40-foot video wall and several other large screens; a 154-seat steakhouse featuring exhibition cooking with a 46-seat lounge and a 20-seat private dining room; a 211-seat casual dining restaurant; a 106-seat oyster bar; a 306-seat Bottleneck Blues Bar, an intricately themed blues club environment with live entertainment and dining; a video game arcade; and a gift shop. We expect the costs for the completion of construction of the project as currently contemplated (including purchases of furniture, fixtures and equipment) to be approximately $170 million. Upon its opening, we believe the new casino and entertainment facility at Ameristar St. Charles will be the premier gaming facility in the St. Louis area, will be well-positioned to take advantage of growth in this dynamic market and will provide a foundation for Ameristar St. Charles to increase its market share in the St. Louis market.

     This project includes a single casino on two adjoining gaming vessels, which lie in a man-made protective basin in the Missouri River. We intend to complete the interior of both vessels, with the mezzanine level of the second vessel being used to host special VIP-related events and remaining available to further expand the casino floor by up to 25,000 square feet based on market conditions simply by adding gaming equipment. The expanded entertainment center will allow the property to accommodate the dining and entertainment needs of the customers drawn to the larger casino. In addition to the amenities expected to open initially in mid-2002, approximately 150,000 square feet of space in the entertainment center will remain available for future expansion, requiring only interior finishes to complete.

Parking Garage at Ameristar Kansas City

     In connection with the June 2001 approval of the Missouri Gaming Commission to consolidate the two casinos at Ameristar Kansas City into a single casino, we committed to construct a parking garage at the property. We began construction of a 2,650-space parking garage in October 2001. The structure will feature five parking levels with an enclosed climate-controlled walkway connecting it to the casino and entertainment facility. We expect the parking garage to be completed in July 2002 at a construction cost of approximately $23 million.

Markets and Competition

     Kansas City

     Market. The Kansas City gaming market is the twelfth largest in the United States with gaming revenues for the twelve months ended December 31, 2001 of approximately $582.0 million. The Kansas City market consists of four casinos located in the Kansas City metropolitan area, including Ameristar Kansas City. A fifth casino is located approximately 50 miles north in St. Joseph, Missouri (the Kansas City gaming market data included herein does not give effect to this casino). The Kansas City market has over 1.4 million adults residing within a 50-mile radius and over 1.7 million adults within a 100-mile radius. This market is insulated from other gaming markets, with no significant competing markets within 100 miles.

     Competition. Ameristar Kansas City competes primarily with three other gaming operations located in and around Kansas City, Missouri. Gaming has been approved by local voters in jurisdictions near Kansas City, including St. Joseph, Missouri, which currently has one riverboat gaming operation. Since the opening of Ameristar Kansas City in 1997, Sam’s Town, the closest casino to Ameristar Kansas City, closed, and Boyd Gaming, the owner of Sam’s Town, sold most of Sam’s Town’s assets to Harrah’s Entertainment Inc. Sam’s Town has remained closed since its acquisition by Harrah’s, which recently sold the property with a covenant restricting its use to non-gaming purposes.

     In June 2001, Harrah’s North Kansas City, located approximately five miles from Ameristar Kansas City and currently the closest operating casino to Ameristar Kansas City, completed its previously announced facilities enhancements and consolidation of its gaming space onto one expanded vessel. In addition, Argosy Casino has announced its intention to replace its existing riverboat with a single-level 58,000 square foot barge-based facility, increasing the number of gaming positions by 50%, and renovate and enhance its other amenities.

     In 2000, the Flamingo Casino was purchased by Isle of Capri and the property was substantially renovated in the second quarter of 2001 to re-theme it into an Isle of Capri casino. We believe that during the construction period, the Isle facility patrons were displaced by the construction and many frequented Harrah’s North Kansas City, the next closest casino. With the completion of construction, Isle’s property has regained its market share from Harrah’s without a material impact on our market share.

     St. Charles

     Market. The St. Louis gaming market is the ninth largest in the United States with gaming revenues for the twelve months ended December 31, 2001 of $766.3 million, an increase of 12.1% over $683.5 million for the twelve months ended December 31, 2000. The St. Louis market, which overlaps two jurisdictions, Missouri and Illinois, consists of five casinos, including Ameristar St. Charles. There are approximately 1.8 million adults living within 50 miles and 3.7 million adults living within 100 miles of St. Louis, making it the third largest gaming market in the United States in terms of local population, and the St. Louis market is insulated from other gaming markets.

     Competition. Ameristar St. Charles competes primarily with four other gaming operations located in metropolitan St. Louis. Two of these competitors are located in Illinois, which unlike Missouri does not impose the $500 per person loss limit that is imposed by Missouri, does not require a mandatory identification card to enter a casino and allows credit play. Our principal competition is a facility located in Maryland Heights, Missouri that opened in April 1997 and is located five miles from Ameristar St. Charles. Ameristar St. Charles experienced a decline in revenues following the opening of the Maryland Heights, Missouri facility. Prior to Harrah’s acquisition of Players International, Inc. on May 22, 2000, Harrah’s and Players operated separate but adjacent facilities at Maryland Heights. Following Harrah’s acquisition of Players, Harrah’s consolidated both facilities into one operation. In addition, Harrah’s has recently announced its intention to add an additional hotel and parking garage at Maryland Heights. Gaming has also been approved by local voters in other cities and counties along the Mississippi and Missouri Rivers near St. Louis. In addition, the Missouri Gaming Commission is currently considering whether to accept applications for an additional gaming license in the St. Louis area. If an additional gaming license is granted, Ameristar St. Charles would face additional competition.

     Council Bluffs

     Market. Council Bluffs forms part of the greater Omaha, Nebraska/Council Bluffs, Iowa metropolitan area, which has a population of approximately 717,000. Approximately 1.0 million people live within a 50-mile radius, and approximately 1.7 million people live within a 100-mile radius of Council Bluffs. Based on available data, Council Bluffs is currently the largest gaming market in Iowa. Gaming revenues in the Council Bluffs gaming market for the twelve months ended December 31, 2001 were $358.5 million.

     Competition. Three gaming licenses have been issued for the Council Bluffs gaming market to Iowa West Racing Association. We operate our casino at Ameristar Council Bluffs pursuant to an operating agreement with Iowa West Racing Association. The other casinos operating under these licenses are Harrah’s Council Bluffs, a riverboat casino, and Bluffs Run Casino, a dog track and slots-only, land-based casino, both of which compete with Ameristar Council Bluffs. In July 2001, Harrah’s Entertainment, Inc. acquired both of these properties through its acquisition of Harveys Casino Resorts. Although Ameristar Council Bluffs has increased its market share since Harrah’s acquisition of these properties, we cannot predict the long-term effects the Harrah’s acquisition will have on our operations or our ability to compete in the Council Bluffs market.

     Vicksburg

     Market. The primary market for Ameristar Vicksburg is residents of the Jackson and Vicksburg, Mississippi and Monroe, Louisiana areas; tourists coming to Vicksburg primarily to visit the Vicksburg National Military Park; and other traffic traveling on Interstate 20, a major east-west thoroughfare that connects Atlanta and Dallas. Vicksburg, with a population of approximately 30,000, is located 45 miles west of Jackson, the capital of Mississippi. The Jackson and Vicksburg metropolitan areas have a total population of approximately 490,000 persons. Approximately 1.5 million people live within a 100-mile radius of Vicksburg. The Vicksburg National Military Park, located within three miles of Ameristar Vicksburg, draws over 1.0 million registered visitors a year. Interstate 20 (which connects Atlanta and Dallas) passes directly through Vicksburg. According to the Mississippi Department of Transportation, approximately 8.0 million vehicles drove across the Interstate 20 bridge at Vicksburg during 1999. Gaming revenues in the Vicksburg gaming market for the twelve month reporting period ended December 2001 were approximately $232.7 million.

     Competition. Ameristar Vicksburg is subject to competition from three local competitors and from casinos in Shreveport and Bossier City, Louisiana. Ameristar Vicksburg is also subject to competition from a casino in Philadelphia, Mississippi owned by a Native American tribe, which is constructing an additional gaming and hotel facility near its existing property. Several potential gaming sites still exist in Warren County and Vicksburg and from time to time potential competitors propose the development of additional casinos in or near Vicksburg. This includes proposals raised from time to time to develop Native American casinos in Louisiana and Mississippi, some of which could be competitive with the Vicksburg market if completed.

     Jackpot

     Market. We believe that approximately 50% of the customer base of the Jackpot properties consists of residents of Idaho who generally frequent the properties on an overnight or turnaround basis. The balance of the Jackpot properties’ customers come primarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces. Although many of the customers from beyond southern Idaho are tourists traveling to other destinations, a significant portion of these customers come to Jackpot as a final destination.

     Competition. We have developed a dominant share of the market capacity in Jackpot. The Jackpot properties compete with four other hotels and motels (three of which also have casinos). According to the Nevada Gaming Control Board and other sources, as of December 31, 2001, the Jackpot properties accounted for approximately 55% of the lodging rooms, 62% of the slot machines and 71% of the table games in Jackpot. We believe Cactus Petes offers a more attractive environment and a broader and higher quality range of gaming and leisure activities than those of its competitors. We are not aware of any expansion plans by existing or potential competitors in Jackpot, however, casinos with video lottery terminals (“VLT”) similar to slot machines are operated on Native American land in Idaho, including one near Pocatello with approximately 200 VLT machines that has been operated by the

Shoshone-Bannock Tribes (the “S-B Tribes”). The S-B Tribes recently entered into a compact with the State of Idaho allowing gaming on the S-B Tribes’ lands to the extent permitted under Idaho law as to be determined by a federal court pursuant to currently pending proceedings. The State of Idaho is contending in this litigation that VLT terminals are not permitted under Idaho law. A recent proposal to amend Idaho law and compacts between the State of Idaho and three tribes with reservations in Northern Idaho (the “Northern Tribes”) would permit these tribes to operate VLT terminals but place limits on the expansion of gaming by these tribes. The S-B Tribes are not covered by this proposal, but the outcome of the litigation under the compact with the S-B Tribes could be affected if Idaho law is amended as has been proposed. The Idaho legislature did not approve bills to amend Idaho law or ratify the amended compacts with the Northern Tribes during the 2001 or 2002 legislative sessions, but similar legislation may be introduced in the future. The Northern Tribes intend to seek to place a referendum on the November 2002 ballot that would amend Idaho law and sanction amended compacts that also could adversely affect the outcome of the pending litigation between the State and the S-B Tribes. In addition, casino gaming on Native American lands in both western Washington and northeast Oregon has been in operation for several years, and casinos also operate in Alberta, Canada.

Employees

     As of March 15, 2002, we employed approximately 6,400 employees. None of our current employees is employed pursuant to collective bargaining or other union arrangements. We believe our employee relations are good.

Risk Factors

The gaming industry is very competitive and increased competition could have a material adverse effect on our future operations.

     The gaming industry is very competitive and we face competitive pressures in a variety of areas. Our operating properties are located in jurisdictions that restrict gaming to certain areas and/or are adjacent to states that prohibit or restrict gaming operations. These restrictions and prohibitions provide substantial benefits to our business and our ability to attract and retain customers. The legalization or expanded legalization or authorization of gaming within or near a market area of one of our properties could have a material adverse effect on our business, financial condition and results of operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming.

     From time to time, legislation and ballot measures have been unsuccessfully proposed in Kansas and Nebraska for the legalization of gaming, and the legislatures of these states are currently considering proposals to legalize gaming that may be adopted. Even if the current proposals are unsuccessful, we expect similar proposals will be made in the future and may be adopted. In such a case, our properties in Kansas City and Council Bluffs could face additional competition from adjacent states. In addition, the Missouri Gaming Commission is currently considering whether to accept applications for an additional gaming license in the St. Louis area. If an additional gaming license is granted, Ameristar St. Charles would face additional competition. Also, litigation is currently pending before the Mississippi Supreme Court relating to the site of a proposed new casino close to Jackson, Mississippi, which is the principal market for our Vicksburg property.

     In addition, the entry into our current markets of additional competitors could have a material adverse effect on our business, financial condition and results of operations, particularly if a competitor were to obtain a license to operate a gaming facility in a superior location. Native American gaming facilities in some instances operate under regulatory requirements that are less stringent than those imposed on state-licensed casinos, which could provide them with a competitive advantage and lead to increased competition in our markets. Furthermore, increases in the popularity of, and competition from, Internet and other account wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could have a material adverse effect on our business, financial condition, operating results and prospects.

Many factors, some of which are beyond our control, could adversely affect our ability to successfully complete our construction and development projects as planned.

     General Construction Risks — Delays and Cost Overruns. Construction and expansion projects for our properties entail significant risks. These risks include: (1) shortages of materials (including slot machines or other gaming equipment); (2) shortages of skilled labor or work stoppages; (3) unforeseen construction scheduling, engineering, environmental or geological problems; (4) weather interference, floods, fires or other casualty losses; (5) unanticipated cost increases; and (6) construction period disruption to existing operations.

     Our anticipated costs and construction periods for construction projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects, consultants and contractors. The cost of any construction project undertaken by us may vary significantly from initial expectations, and we may have a limited amount of capital resources to fund cost overruns on any project. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate cash flow from operations or other financing is available. The completion date of any of our construction projects could also differ significantly from initial expectations for construction-related or other reasons. We cannot assure you that any project will be completed on time, if at all, or within established budgets. Significant delays or cost overruns on our construction projects could have a material adverse effect on our business, financial condition and results of operations.

     We employ “fast-track” design and construction methods in some of our construction and development projects. This involves the design of future stages of construction while earlier stages of construction are underway. Although we believe that the use of fast-track design and construction methods can reduce the overall construction time, these methods may not always result in such reductions, may involve additional construction costs than otherwise would be incurred and may increase the risk of disputes with contractors, all of which could have a material adverse effect on our business, financial condition and results of operations.

     Construction Dependent upon Available Financing and Cash Flows from Operations. The availability of funds under our senior credit facilities at any time will be dependent upon, among other factors, the amount of our consolidated EBITDA (as defined in the credit agreement) during the preceding four full fiscal quarters. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure you that our future consolidated EBITDA and the resulting availability of operating cash flow or borrowing capacity will be sufficient to allow us to undertake or complete current or future construction projects.

     As a result of operating risks, including those described in this section, and other risks associated with a new venture, we cannot assure you that, once completed, any development project will increase our operating profits or operating cash flow.

The costs of our development and construction of the new casino and entertainment facility at Ameristar St. Charles may exceed our current estimates.

     Construction is underway on our new casino and entertainment facility at Ameristar St. Charles. Our estimated cost of completing the St. Charles project is based on construction contracts we have signed, contract bids and estimates prepared by us. Due to typical construction uncertainties associated with any project, we cannot be sure that our construction costs will not be higher than the estimated cost of completion. We also cannot be sure that we will not exceed the budgeted costs of the project or that the project will commence operations within the contemplated time frame, if at all.

Our ability to complete the construction of the new casino and entertainment complex at Ameristar St. Charles as currently contemplated depends on our receipt of a waiver from our lenders.

     Our senior credit facilities currently limit the amount that we can spend on the project to $110 million plus otherwise allowable capital expenditures, but we expect the cost of the project to exceed this amount. While we are not currently in violation of any of the provisions of our senior credit facilities, we will need to obtain a waiver of this limit from our lenders. We expect to request a waiver from the lenders under our senior credit facilities during the second quarter of 2002, but we cannot be sure that our lenders will grant our request. If we do not receive the waiver, our completion of the project will be significantly delayed.

Craig H. Neilsen owns a majority of our common stock and controls our affairs.

     Mr. Neilsen is our President, Chief Executive Officer and Chairman of our board of directors and owns approximately 60% of our outstanding common stock. Accordingly, Mr. Neilsen has the ability to control our operations and affairs, including the election of the board of directors and, except as otherwise provided by law, other matters submitted to a vote of the stockholders, including a merger, consolidation or sale of the stock of the company. In addition, Mr. Neilsen’s substantial ownership affects the liquidity in the market for our common stock.

A change in control could result in the acceleration of our debt obligations.

     Certain changes in control could result in the acceleration of our senior credit facilities and our senior subordinated notes. This acceleration could be triggered in the event Mr. Neilsen sells a significant portion of his stock or upon his death if his estate, heirs and devisees must sell a substantial number of shares of our common stock to obtain funds to pay inheritance tax liabilities. We cannot assure you that we would be able to repay any indebtedness that is accelerated as a result of a change in control, and this would likely materially adversely affect our financial condition.

Leverage may impair our financial condition and restrict our operations and we may incur significant additional debt.

     We have high leverage and, in addition to our operating expenses, we have substantial fixed debt service obligations. The degree to which we are leveraged could have important adverse consequences to our business, including:

•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•	Requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	Placing us at a competitive disadvantage to less leveraged competitors.

     The terms of our senior credit facilities and the indenture governing our senior subordinated notes contain covenants that may restrict our ability to, among other things, borrow money, pay dividends and effect a consolidation, merger or disposal of substantially all of our assets. Although the covenants in our senior credit facilities and the indenture are subject to various exceptions that are intended to allow us to operate without undue restraint in certain anticipated circumstances, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, our long-term debt requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants would result in a default under our senior credit facilities and the indenture. If an event of default under our senior credit facilities occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In addition, our senior credit facilities are secured by first priority security interests on substantially all of our real and personal property, including the capital stock of our subsidiaries. If we are unable to pay all amounts declared due and payable in the event of a default, the lenders could foreclose on these assets.

If our key personnel leaves us, our business will be significantly adversely affected.

     We depend on the continued performance of Craig H. Neilsen, our President, Chief Executive Officer and Chairman, and his management team. Thomas M. Steinbauer, Ameristar’s Senior Vice President of Finance, has announced his intention to leave us sometime after mid-2002, and we are currently seeking a replacement for Mr. Steinbauer. In addition, we are currently seeking to fill the open General Manager position at Ameristar Council Bluffs. If we lose the services of Mr. Neilsen, any of our other executive officers or our senior property management personnel, and cannot replace such persons in a timely manner, it could have a material adverse effect on our business.

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

Adverse weather conditions in the areas in which we operate could have a material adverse effect on our results of operations and financial condition.

     Adverse weather conditions, particularly flooding, heavy snowfall and other extreme weather conditions, can deter our customers from traveling or make it difficult for them to frequent our properties. If any of our properties were to experience prolonged adverse weather conditions, or if our Midwestern properties were to simultaneously experience adverse weather conditions, our results of operations and financial condition could be materially adversely affected.

Our business is subject to restrictions and limitations imposed by gaming regulatory authorities that could adversely affect us.

     The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The States of Missouri, Iowa, Mississippi and Nevada and the applicable local authorities require various licenses, findings of suitability, registrations, permits and approvals to be held by us and our subsidiaries. The Missouri Gaming Commission, the Iowa Racing and Gaming Commission, the Mississippi Gaming Commission and the Nevada Gaming Commission may, among other things, limit, condition, suspend, revoke or not renew a license or approval to own the stock of any of our Missouri, Iowa, Mississippi or Nevada subsidiaries, respectively, for any cause deemed reasonable by such licensing authority. Our licenses in Missouri will need to be renewed in December 2002 and every two years thereafter. Our gaming license in Iowa must be renewed or continued every year, and our gaming license in Mississippi must be renewed every three years. If we violate gaming laws or regulations, substantial fines could be levied against us, our subsidiaries and the persons involved, and we could be forced to forfeit portions of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets would have a material adverse effect on our business, financial condition and results of operations. We are also subject to substantial gaming taxes and fees imposed by various governmental authorities, which are subject to increase.

     To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our currently operating gaming activities. However, gaming licenses and related approvals are deemed to be privileges under Missouri, Iowa, Mississippi and Nevada law. We cannot assure you that our existing licenses, permits and approvals will be maintained or extended. We also cannot assure you that any new licenses, permits and approvals that may be required in the future will be granted to us.

If the jurisdictions in which we operate increase gaming taxes and fees, our results could be adversely affected.

     State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. If the jurisdictions in which we operate were to increase gaming taxes and fees, our results from operations could be adversely affected. Various legislative proposals have been introduced in the Missouri legislature during 2002 that would substantially increase gaming taxes in Missouri. Although some of these bills include provisions that would remove the $500 loss limit and mandatory boarding card requirements that could lead to increased revenues, an increase in taxes could materially adversely affect our results of operations in Missouri.

Worsening economic conditions may adversely affect our business.

     Our business may be adversely affected by economic downturns and instability as we are dependent on discretionary spending by our customers. Any worsening of current economic conditions could cause fewer people to spend money at our properties and could adversely affect our revenues.

Failure of local reauthorization of gaming activities in Iowa could have a material adverse effect on us.

     Under Iowa law, a license to conduct gambling games may be issued in a county only if the county electorate has approved such gambling games. Although the electorate of Pottawattamie County, which has a population of approximately 88,000 and includes the City of Council Bluffs, approved by referendum the gambling games conducted at Ameristar Council Bluffs, a reauthorization referendum must be submitted to the county electorate in the general election to be held in November 2002 and each eight years thereafter. Each such referendum requires the vote of a majority of the persons voting. If any such reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to periodic renewal for a total of nine years from the original issue unless otherwise terminated by the Iowa Racing and Gaming Commission. The original issue date for our Iowa gaming license was January 27, 1995. We cannot assure you that gaming operations of the type we conduct at Ameristar Council Bluffs will continue to be authorized in Pottawattamie County. Any failure of Pottawattamie County to reauthorize gaming operations of the type we conduct at Ameristar Council Bluffs would have a material adverse effect on our business, financial condition and results of operations.

The National Gambling Impact Study Commission’s recommendations may adversely affect the gaming industry and our operations.

     The National Gambling Impact Study Commission (the “National Commission”) was established by the U.S. Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States. On April 28, 1999, the National Commission voted to recommend that the expansion of gaming be curtailed. In June 1999, the National Commission issued a final report of its findings and conclusions, together with recommendations for legislative and administrative actions. Highlights of some of those recommendations include: (1) legal gaming should be restricted to those at least 21 years of age; (2) betting on college and amateur sports should be banned; (3) the introduction of casino-style gaming at pari-mutuel racing facilities for the primary purpose of saving pari-mutuel facilities that otherwise may not be financially viable for the purpose of competing with other forms of gaming should be prohibited; (4) Internet gaming should be banned in the United States; (5) the types of gaming activities allowed by Native American tribes within a given state should be consistent with the gaming activities allowed to other persons in that state; and (6) state, local and tribal governments should recognize that casino gaming provides economic development, particularly for economically depressed areas and casino gaming as opposed to stand-alone slot machines (e.g., in convenience stores), Internet gaming and lotteries do not provide the same economic development. Any regulation of the gaming industry which may result from the National Commission’s report may have an adverse effect on the gaming industry and on our financial condition and results of operations.

Any loss from service of our riverboat and dockside facilities for any reason could materially adversely affect us.

     Our riverboat and dockside facilities in Missouri, Iowa and Mississippi could be lost from service due to casualty, mechanical failure, extended or extraordinary maintenance, floods or other severe weather conditions. Cruises of the Council Bluffs casino are subject to risks generally incident to the movement of vessels on inland waterways, including risks of casualty due to river turbulence and severe weather conditions. In addition, U.S. Coast Guard regulations set limits on the operation of vessels and require that vessels be operated by a minimum complement of licensed personnel.

     The U.S. Coast Guard also requires all United States flagged passenger vessels operating exclusively in fresh water to conduct a thorough dry-dock inspection of underwater machinery,

valves and hull every five years. Less stringent inspection requirements apply to permanently moored dockside vessels like those at Ameristar Kansas City, Ameristar St. Charles and Ameristar Vicksburg. The Ameristar Council Bluffs riverboat was due for its dry-dock inspection in November 2000, but we have been accepted into a U.S. Coast Guard program that has extended the dry-dock requirement to May 2003 by undergoing a thorough underwater inspection. Upon the formal adoption of regulations relating to this program by the U.S. Coast Guard, we may be able to extend the dry-dock requirement further, to November 2005. If we are unable to continue to extend the dry-dock requirement by performing thorough underwater hull inspections, the Council Bluffs casino would be out of service for a substantial period of time for its dry-dock inspection. This could have a material adverse effect on Ameristar Council Bluffs and on our business, financial condition and results of operations. We cannot assure you that we will actually obtain any further extension of the dry-dock requirement or that similar extensions will be obtained in the future.

     The Ameristar Vicksburg site has experienced some instability that requires periodic maintenance and improvements. Although in 1999 we reinforced the cofferdam basin in which the vessel floats, further reinforcements may be necessary. We are also monitoring the site to evaluate what further steps, if any, may be necessary to stabilize the site to permit operations to continue. A site failure would require Ameristar Vicksburg to limit or cease operations.

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

     Missouri. The ownership and operation of riverboat and dockside gaming facilities in Missouri are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Missouri Gaming Commission. The Missouri Riverboat Gaming Act (the “Missouri Act”) provides for the licensing and regulation of riverboat and dockside gaming operations on the Mississippi and Missouri Rivers in the State of Missouri and the licensing and regulation of persons who distribute gaming equipment and supplies to gaming licensees.

     The Missouri Gaming Commission has discretion to approve gaming license applications for both permanently moored (“dockside”) riverboat casinos and powered (“excursion”) riverboat casinos and determine the number, location and type of excursion gambling boat allowed each licensee. Due to safety concerns, all gaming vessels on the Missouri River are permitted to be moored in moats set back from the river. Gaming licenses are initially issued for two one-year periods and must be renewed every two years thereafter. No gaming licensee may pledge or transfer in any way any license, or any interest in a license, issued by the Missouri Gaming Commission. As a result, the gaming licenses of Ameristar Casino Kansas City, Inc. and Ameristar Casino St. Charles, Inc. were not pledged to secure our senior credit facilities.

     The issuance, transfer and pledge of ownership interests in a gaming licensee are also subject to strict notice and approval requirements. Missouri Gaming Commission regulations prohibit a licensee from doing any of the following without at least 60 days prior notice to the Missouri Gaming Commission, and during such period, the Missouri Gaming Commission may disapprove the transaction or require the transaction be delayed pending further investigation:

•	any transfer or issuance of an ownership interest in a gaming licensee that is not a publicly held entity or a holding company that is not a publicly held entity, and

•	any pledge or grant of a security interest in an ownership interest in a gaming licensee that is not a publicly held entity or a holding company that is not a publicly held entity;

provided that no ownership interest may be transferred in any way pursuant to any pledge or security interest without separate notice to the Missouri Gaming Commission at least 30 days prior to such transfer, which restriction must be specifically included in the grant of a security interest.

     Under the Missouri Act, all members of our Board of Directors, certain members of our management and certain of our employees associated with our gaming business are required to obtain and maintain occupational licenses. Currently, all such persons required to obtain occupational licenses have obtained them, except for Joseph E. Monaly and W. Bruce Turner, each a director of Ameristar. Mr. Monaly has applied for but not yet received a license, and Mr. Turner is completing his license application. The Missouri Gaming Commission may deny an application for a license for any cause that it deems reasonable.

     Substantially all loans, leases, sales of securities and similar financing transactions by a gaming licensee must be reported to and approved by the Missouri Gaming Commission. Missouri Gaming Commission regulations require a licensee to notify the Missouri Gaming Commission of its intention to consummate any of the following transactions at least 15 days prior to such consummation, and the Missouri Gaming Commission may reopen the licensing hearing prior to or following the consummation date to consider the effect of the transaction on the licensee’s suitability:

•	any issuance of ownership interest in a publicly held gaming licensee or a publicly held holding company, if such issuance would involve, directly or indirectly, an amount of ownership interest equaling 5% or greater of the ownership interest in the gaming licensee or holding company after the issuance is complete,

•	any private incurrence of debt equal to or exceeding one million dollars by a gaming licensee or holding company that is affiliated with the holder of a license,

•	any public issuance of debt by a gaming licensee or holding company that is affiliated with the holder of a license, and

•	any significant related party transaction as defined in the regulations.

The Missouri Gaming Commission may waive or reduce the 15-day notice requirement.

     The Missouri Act imposes operational requirements on riverboat operators, including a charge of two dollars per gaming customer per two-hour “cruise” that licensees must pay to the Missouri Gaming Commission, certain minimum payout requirements, a 20% tax on adjusted gross receipts, prohibitions against providing credit to gaming customers (except for the use of credit cards and cashing checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee’s riverboat. Licensees must also submit audited quarterly financial reports to the Missouri Gaming Commission and pay the associated auditing fees. Other areas of operation which are subject to regulation under Missouri rules are the size, denomination and handling of chips and tokens, the surveillance methods and computer monitoring of electronic games, accounting and audit methods and procedures, and approval of an extensive internal control system. The Missouri rules also require that all of an operator’s purchases of chips, tokens, dice, playing cards and electronic gaming devices must be acquired from suppliers licensed by the Missouri Gaming Commission, or another person or entity approved by the Missouri Gaming Commission.

     The Missouri Act provides for a loss limit of $500 per person per two-hour “cruise”. Although the Missouri Act provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission can impose space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. The Missouri Act also includes requirements as to the form of riverboats, which must resemble Missouri’s riverboat history to the extent practicable and include certain non-gaming amenities. All licensees currently operating riverboat gaming operations in Missouri are authorized to conduct all or a portion of their operations on a dockside basis.

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

     If the Missouri Gaming Commission decides that a gaming subsidiary violated a gaming law or regulation, the Missouri Gaming Commission could limit, condition, suspend or revoke the license of the gaming subsidiary. In addition, a gaming subsidiary, its parent company and the persons involved could be subject to substantial fines for each separate violation. Limitation, conditioning or suspension of any gaming license could (and revocation of any gaming license would) materially adversely affect Ameristar and our gaming subsidiaries’ gaming operations.

     The Missouri Gaming Commission regulates the issuance of excursion liquor licenses, which authorize the licensee to serve, offer for sale, or sell intoxicating liquor aboard any excursion gambling boat or facility immediately adjacent to and contiguous with the excursion gambling boat, which is owned and operated, by the licensee. An excursion liquor license is granted for a one year term by the Missouri Gaming Commission and is renewable annually. The Commission can discipline an excursion liquor licensee for any violation of Missouri law or the Missouri Gaming Commission’s rules. Licensees are responsible for the conduct of their business and for any act or conduct of any employee on the premises that is in violation of the Missouri Act or the rules of the Missouri Gaming Commission. Missouri Gaming Commission liquor control regulations also include prohibitions on certain intoxicating liquor promotions and a ban on fees accepted for advertising products. Only Class A licensees can obtain a liquor license from the Missouri Gaming Commission. Class A licenses are licenses granted by the commission to allow the holder to conduct gambling games on an excursion gambling boat and to operate an excursion gambling boat.

     Iowa. Ameristar’s Council Bluffs operations are conducted by Ameristar Casino Council Bluffs, Inc. (“ACCBI”) and are subject to Chapter 99F of the Iowa Code and the regulations promulgated thereunder. Ameristar’s gaming operations are subject to the licensing and regulatory control of the Iowa Racing and Gaming Commission (the “Iowa Gaming Commission”).

     Under Iowa law, wagering on a “gambling game” is legal, when conducted by a licensee on an “excursion gambling boat.” An “excursion gambling boat” is a self-propelled excursion boat. “Gambling game” means any game of chance authorized by the Iowa Gaming Commission. The excursion season is from April 1st through October 31st of each calendar year. The vessel must operate at least one excursion each day for 100 days during the excursion season to operate during the off season. Each excursion must consist of a minimum of two hours. The Council Bluffs casino satisfied the requirements of Iowa law for the conduct of off-season operations for the years of 1997 through 2001.

     The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” A “qualified sponsoring organization” is defined as a person or association that can show to the satisfaction of the Iowa Gaming Commission that the person or association is eligible for exemption from federal income taxation under section 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal Revenue Code (hereinafter “not-for-profit corporation”). The not-for-profit corporation is permitted to enter into operating agreements with persons qualified to conduct riverboat gaming operations. Such operators must be approved and licensed by the Iowa Gaming Commission. On January 27, 1995, the Iowa Gaming Commission authorized the issuance of a license to conduct gambling games on an excursion gambling boat to the Iowa West Racing Association, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Council Bluffs, Iowa (the “Association”). The Association entered into an agreement with ACCBI authorizing ACCBI to operate riverboat gaming operations in Council Bluffs under the Association’s gaming license (the “Operator’s Contract”). The Iowa Gaming Commission approved this contract. The term of the Operator’s Contract runs until December 31, 2002, with two five-year renewal options. If either party desires not to renew the Operator’s Contract, it must provide written notice to the other party not later than six months prior to the expiration of the term (the “Renewal Deadline”). ACCBI has notified the Association and the Iowa Gaming Commission of its intention to seek an amendment of the terms of the Operator’s Contract prior to the Renewal Deadline. If ACCBI is unable to reach mutually acceptable terms for an amended Operator’s Contract with the Association prior to the Renewal Deadline, ACCBI may elect not to renew the Operator’s Contract and instead seek an agreement with another suitable qualified sponsoring organization. Since the current license awarded to the Association by the Iowa Gaming Commission for the Ameristar Council Bluffs Casino extends through March 31, 2003, the ability of ACCBI to operate its casino after December 31, 2002 is currently uncertain if ACCBI and the Association cannot reach mutual agreement on an amendment by that time.

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

     Substantially all of ACCBI’s material transactions are subject to review and approval by the Iowa Gaming Commission. All contracts or business arrangements, verbal or written, with any related party or in which the term exceeds three years or the total value of the contract exceeds $50,000 must be submitted in advance to the Iowa Gaming Commission for approval. Additionally, contracts negotiated between ACCBI and a related party must be accompanied by economic and qualitative justification.

     ACCBI is required to notify the Iowa Gaming Commission of the identity of each director, corporate officer and owner, partner, joint venturer, trustee or any other person who has a beneficial interest of five percent (5%) or more, direct or indirect, in ACCBI. The Iowa Gaming Commission may require ACCBI to submit background information on such persons. The Iowa Gaming Commission may request ACCBI to provide a list of persons holding beneficial ownership interests in ACCBI of less than five percent (5%). For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The Iowa Gaming Commission may suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest includes or involves any person or entity which is found to be ineligible as a result of want of character, moral fitness, financial responsibility, professional responsibility or due to failure to meet other criteria employed by the Iowa Gaming Commission.

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

     Under the Operator’s Contract, ACCBI also pays the Association an admissions fee of $1.50 per passenger. ACCBI has interpreted the Operator’s Contract to mean that a person may leave and re-enter Council Bluffs Casino (for example, to visit the restaurants at Ameristar Council Bluffs) without ACCBI being obligated to pay an additional admissions fee to the Association. ACCBI received a letter from the Association in August 1996 in which the Association asserted that an additional fee is due each time a person enters the Council Bluffs Casino, including re-entries. The Association has advised us that the board of directors of the Association discussed a proposal to settle this dispute at an October 1997 meeting but declined to take any action either to approve the proposed settlement or to pursue the previously threatened claim. Accordingly, the Association has advised ACCBI that it does not currently intend to pursue this claim, but the Association has not formally waived or released the claim.

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

     ACCBI is subject to licensure by the Alcoholic Beverages Division (“ABD”) of the Iowa Department of Commerce which administers and enforces the laws of the State of Iowa concerning alcoholic beverages. Additionally, ACCBI is subject to the liquor ordinances adopted by local authorities. A local authority may adopt ordinances governing establishments which are located within their jurisdiction. Local ordinances may be more restrictive than the state law, but they may not conflict with the state law. The ABD and the local authorities have full power to suspend or revoke any license for the serving of alcoholic beverages.

     Mississippi. The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the “Mississippi Commission”).

     The Mississippi Gaming Control Act (the “Mississippi Act”), which legalized dockside casino gaming in Mississippi, is similar to the Nevada Gaming Control Act discussed below. The Mississippi Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

     The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission are based upon declarations of public policy that are concerned with, among other things, (1) the prevention of unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (2) the establishment and maintenance of responsible accounting practices and procedures; (3) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing for reliable record keeping and requiring the filing of periodic reports with the Mississippi Commission; (4) the prevention of cheating and fraudulent practices; (5) providing a source of state and local revenues through taxation and licensing fees; and (6) ensuring that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. We believe that our compliance with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of our securities. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on us and our Mississippi gaming operations.

     The Mississippi Act provides for legalized dockside gaming in each of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by the Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November 2003. While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were passed and gaming were prohibited in Mississippi it would have a significant adverse effect on us and our Mississippi gaming operations.

     As of March 1, 2002, dockside gaming was permissible in nine of the fourteen eligible counties in the state and gaming operations had commenced in seven counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. In December 1996, the Mississippi Commission rejected an application for the development of a casino on a site on the Big Black River in Warren County near Interstate 20 between Jackson and Vicksburg, which decision was appealed by an adjoining landowner and the license applicant. In December 1997, a Mississippi circuit court issued an order reversing the decision of the Mississippi Commission and remanded the application to the Mississippi Commission for further proceedings. The decision of the court was appealed by the Mississippi Commission to the Mississippi Supreme Court. Oral argument was heard by the Supreme Court on March 6, 2000, but the court has not yet rendered its decision. The Mississippi Commission has also adopted a regulation that prohibits gaming on the Big Black River; however, the Mississippi Commission has taken the position that the Mississippi Commission may be prohibited from applying the regulation to the existing applicant that appealed the initial siting decision.

     The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices.

     We and any subsidiary of ours that operates a casino in Mississippi (a “Mississippi Gaming Subsidiary”) are subject to the licensing and regulatory control of the Mississippi Commission. As the sole stockholder of Ameristar Casino Vicksburg, Inc. (“ACVI”), we are registered under the Mississippi Act as a publicly traded corporation (a “Registered Corporation”). As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and any Mississippi Gaming Subsidiary cannot own or operate gaming facilities in Mississippi. No person may become a stockholder of or receive any percentage of profits from a Mississippi Gaming Subsidiary of a Registered Corporation without first obtaining licenses and approvals from the Mississippi Commission. We have obtained such approvals in connection with the licensing of our Mississippi Gaming Subsidiary.

     A Mississippi Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses that may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. ACVI was granted a renewal of its gaming license by the Mississippi Commission on December 18, 1999.

     Certain of our officers and employees and the officers, directors and certain key employees of our Mississippi Gaming Subsidiary must be found suitable or approved by the Mississippi Commission. We believe that we have obtained or applied for all necessary findings of suitability with respect to such persons associated with Ameristar or ACVI, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in a person’s corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require us and any Mississippi Gaming Subsidiary to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Mississippi.

     At any time, the Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of Ameristar. The Mississippi Act requires any person who acquires more than five percent of any class of voting securities of a Registered Corporation, as reported to the Securities and Exchange Commission, to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than ten percent of any class of voting securities of a Registered Corporation, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Commission. The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of more than five percent of any class of voting securities of a Registered Corporation. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to fifteen percent of a class of voting securities of a Registered Corporation without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. Any record or beneficial stockholder required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty (30) days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of such securities beyond such time as the Mississippi Commission prescribes, may be guilty of a misdemeanor. We may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our Mississippi Gaming Subsidiary, the company involved: (1) pays the unsuitable person any dividend or other distribution upon such person’s voting securities; (2) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (3) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (4) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

     We may be required to disclose to the Mississippi Commission, upon request, the identities of the holders of any of our debt or other securities. In addition, under the Mississippi Act, the Mississippi Commission may in its discretion require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security if the Mississippi Commission has reason to believe that the ownership would be inconsistent with the declared policies of the State of Mississippi.

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

     Each Mississippi Gaming Subsidiary must maintain in Mississippi a current ledger with respect to ownership of its equity securities and we must maintain in Mississippi a current list of our stockholders, which must reflect the record ownership of each outstanding share of any class of our equity securities. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We must also render maximum assistance in determining the identity of the beneficial owner.

     The Mississippi Act requires that the certificates representing securities of a Registered Corporation bear a legend indicating that the securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. We have received from the Mississippi Commission a waiver from this legend requirement. The Mississippi Commission has the power to impose additional restrictions on the holders of our securities at any time.

     Substantially all material loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a Mississippi Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Mississippi Gaming Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities. A Registered Corporation may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. We have received a waiver of the prior approval requirement with respect to public offerings and private placements of our securities, subject to certain conditions, including the ability of the Mississippi Commission to issue a stop order with respect to any such offering if the staff determines it would be necessary to do so.

     Under the regulations of the Mississippi Commission, a Mississippi Gaming Subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Commission. A pledge of the stock of a Mississippi Gaming Subsidiary and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Mississippi Gaming Subsidiary and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Commission for such guarantees, pledges and restrictions in connection with offerings of securities, subject to certain restrictions.

     Changes in control of us through merger, consolidation, acquisition of assets, management or consulting agreements, or any act or conduct by a person by which such person obtains control, may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Mississippi Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and Registered Corporations may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi’s gaming industry and to further Mississippi’s policy to (1) assure the financial stability of corporate gaming operations and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs.

     Approvals are, in certain circumstances, required from the Mississippi Commission before a Registered Corporation may make exceptional repurchases of voting securities (such as repurchases which treat holders differently) in excess of the current market price and before a corporate acquisition opposed by management can be consummated. Mississippi’s gaming regulations also require prior approval by the Mississippi Commission of a plan of recapitalization proposed by the Registered Corporation’s board of directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purpose of acquiring control of the Registered Corporation.

     Neither we nor any Mississippi Gaming Subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of us and our affiliates. We have previously obtained a waiver of foreign gaming approval from the Mississippi Commission for operations in other states in which we conduct gaming operations and will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi.

     If the Mississippi Commission determined that we or ACVI violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke our approvals and the license of ACVI, subject to compliance with certain statutory and regulatory procedures. In addition, we, ACVI and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could seek to appoint a supervisor to operate our Mississippi casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would) materially adversely affect us, our gaming operations and our results of operations.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Mississippi and to the counties and cities in which a Mississippi Gaming Subsidiary’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (1) a percentage of the gross gaming revenues received by the casino operation, (2) the number of gaming devices operated by the casino, or (3) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon “gaming receipts” (generally defined as gross receipts less payouts to customers as winnings) and the current maximum tax rate imposed is 8% of gaming receipts in excess of $134,000 per month. The foregoing license fees we pay are allowed as a credit against ACVI’s Mississippi income tax liability for the year paid. The gross revenue fee imposed by the City of Vicksburg equals approximately 4% of the gaming receipts.

     The Mississippi Commission’s regulations require as a condition of licensure or license renewal that an existing licensed gaming establishment’s plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which amount to at least twenty-five percent of the casino cost. Ameristar believes that ACVI is in compliance with this requirement with the opening of a 150-room hotel in June 1998. The Mississippi Commission later adopted amendments to the regulation that increase the infrastructure development requirement from twenty-five percent to one hundred percent for new casinos (or upon acquisition of a closed casino), but grandfathered existing licensees.

     Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to: (1) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, “Nevada Act”); and (2) various local regulations. Our operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (“Nevada Commission”), the Nevada State Gaming Control Board (“Nevada Board”), and the Liquor Board of Elko County. The Nevada Commission, the Nevada Board and the Liquor Board of Elko County are collectively referred to in this section as the “Nevada Gaming Authorities.”

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

     Cactus Pete’s, Inc. (“CPI”), which operates the Jackpot properties, is required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Ameristar is registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable to own the stock of CPI, which is a corporate licensee (a “Corporate Licensee”) under the terms of the Nevada Act. As a Registered Corporation, Ameristar is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. Ameristar and CPI have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses currently required in order to engage in gaming activities in Nevada.

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

     If it were determined that the Nevada Act was violated by CPI, the gaming licenses it holds or has applied for could be limited, denied, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, CPI, Ameristar and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate CPI’s gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and denial or revocation of any gaming license would) materially adversely affect our gaming operations.

     Any beneficial holder of Ameristar’s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of Ameristar’s voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policy of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor”, as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation’s corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Ameristar is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Ameristar or CPI, Ameristar, (1) pays that person any dividend or interest upon voting securities of Ameristar, (2) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by the person, (3) pays remuneration in any form to that person for services rendered or otherwise, or (4) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities by Ameristar, for cash at fair market value. Additionally, the Liquor Board of Elko County has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license within its jurisdiction.

     The Nevada Commission may, at its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if it has reason to believe that such holder’s acquisition of such ownership would otherwise be inconsistent with the declared policy of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it (1) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (2) recognizes any voting right by such unsuitable person in connection with such securities; (3) pays the unsuitable person remuneration in any form; or (4) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

     Ameristar may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On March 22, 2001, the Nevada Gaming Commission granted us approval to make public offerings for a period of two years, subject to specified conditions (the “Shelf Approval”). The Shelf Approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering (“Affiliate”). The Shelf Approval also includes approval for CPI to guarantee any security issued by, and to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by, us or an Affiliate in a public offering. The Shelf Approval also includes approval of to place restrictions upon the transfer of, and enter into agreements not to encumber the equity securities of, CPI. The Shelf Approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada Corporate Licensee gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to (1) assure the financial stability of Corporate Licensees and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation’s Board of Directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either (1) a percentage of the gross revenues received; (2) the number of gaming devices operated; or (3) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food and refreshments, or the selling of merchandise.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

     Other Jurisdictions. We expect to be subject to similar rigorous regulatory standards in each jurisdiction in which we seek to conduct gaming operations. There can be no assurance that statutes or regulations adopted or fees and taxes imposed by other jurisdictions will permit profitable operations by us.

     Federal Regulation of Slot Machines. We are required to make annual filings with the U.S. Attorney General in connection with the sale, distribution or operation of slot machines. All requisite filings for the current year have been made.

     Non-Gaming Regulations. The sale of alcoholic beverages by us at our Missouri properties is subject to the licensing, control and regulation by the Missouri Gaming Commission as described above and in Kansas City, Missouri by Clay County. The sale of alcoholic beverages by us is subject to the licensing, control and regulation in Council Bluffs, Iowa by the Alcoholic Beverage Division of the Iowa Department of Commerce, in Vicksburg, Mississippi by both the City of Vicksburg and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission and in Jackpot, Nevada by the Liquor Board of Elko County. In Missouri, the applicable liquor laws allow us to serve alcoholic beverages in the casino from 8 a.m. to 3 a.m. and in our land-based facilities from 8 a.m. to 1 a.m. In Iowa, the applicable liquor laws allow the sale of liquor during legal hours, which are Monday through Saturday from 6 a.m. to 2 a.m. and Sunday from 8 a.m. to 2 a.m. In Mississippi, Ameristar Vicksburg has been designated as a special resort area, which allows ACVI to serve alcoholic beverages on a 24-hour basis. In Nevada, the applicable liquor laws allow 24-hour service of alcoholic beverages without any additional permits. All licenses are revocable and not transferable. The liquor license authorities described above (the “Liquor License Authorities”) have the full power to limit, condition, suspend or revoke any such license or to place a liquor licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of our business.

     Certain officers and managers of ACVI must be investigated by the applicable Liquor License Authorities in connection with its liquor permit. The applicable Liquor License Authorities must approve any changes in licensed positions.

     All cruising vessels operated by us must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Inspection. These requirements set limits on the operation of the vessel and require that each vessel be operated by a minimum complement of licensed personnel. Loss of the vessel’s Inspection Certificate would preclude its use as a riverboat. Every five years, United States flagged passenger vessels operating exclusively in fresh water must conduct a thorough dry-dock inspection of underwater machinery, valves and hull. The Ameristar Council Bluffs riverboat was due for its dry-dock inspection in November 2000, but we have been accepted into a United States Coast Guard program that has extended the dry-dock requirement to May 2003 by undergoing a thorough underwater inspection. Upon the formal adoption of regulations relating to this program by the U.S. Coast Guard, we may be able to extend the dry-dock requirement further, to November 2005. Currently, Ameristar Council Bluffs is the only one of our properties that operates a cruising vessel subject to these requirements. Less stringent rules apply to permanently moored vessels.

     In order to comply with the federal Merchant Marine Act of 1936, as amended, and the federal Shipping Act of 1916, as amended, and applicable regulations thereunder, Ameristar’s Bylaws contain provisions designed to prevent persons who are not citizens of the United States from holding, in the aggregate, more than 24.9% of Ameristar’s outstanding common stock.

     All of our shipboard employees employed on U.S. Coast Guard-approved vessels, even those who have nothing to do with the actual operations of the vessel, such as dealers, waiters and security personnel, may be subject to the Jones Act, which, among other things, exempts those employees from state limits on workers’ compensation awards.

Item 2. Properties

Properties

     Ameristar Kansas City. Ameristar Kansas City is located on approximately 183 acres of property which we own. The site is east of and adjacent to Interstate 435 along the north bank of the Missouri River. The site, which is approximately seven miles east of downtown Kansas City, may be accessed via the Missouri Highway 210 exit on Interstate 435.

     In connection with the acquisition of Ameristar Kansas City, we assumed the obligations of the prior owner under a development agreement with the Port Authority of Kansas City, Missouri. This agreement obligates us to contribute $1 million over five years to a foundation to benefit local entrepreneurs who are minorities, minority-owned business enterprises or women-owned business enterprises. The agreement requires the parties to agree upon a plan for the foundation by December 31, 2001, which deadline has been extended to June 30, 2002. We have received a foundation proposal from the Port Authority and are currently evaluating it. If an agreement for the foundation establishment is not reached on a timely basis, we may be required under the development agreement to offer to qualified minority investors a class of common stock in our Ameristar Kansas City subsidiary representing a 10% equity interest in this subsidiary at a fair market value price. We would have no obligation to pay dividends on this stock, which would be optionally redeemable by us after three years at a maximum price equal to the original purchase price of the stock plus a return of 15% per annum. The purchasers would have the right to require us to repurchase the stock at a maximum price equal to the original purchase price of the stock plus a return equal to the prime rate (as defined in the development agreement) plus one percent per annum. Such an offering would be subject to numerous conditions.

     Ameristar St. Charles. Ameristar St. Charles is located on approximately 52 acres which we own along the west bank of the Missouri River immediately north of Interstate 70. Access to the property may be obtained via the Fifth Street exit on Interstate 70.

     Ameristar Council Bluffs. Ameristar Council Bluffs is located on an approximately 50-acre site along the bank of the Missouri River and adjacent to the Nebraska Avenue exit on Interstate 29 immediately north of the junction of Interstates 29 and 80. We own approximately 27 acres of this site and have rights to use the remaining portion of the site that is owned by the State of Iowa for a 50-year term. We lease approximately one acre of the Ameristar Council Bluffs site to affiliates of Kinseth Hospitality Corporation for the operation of a 188-room limited service Holiday Inn Suites Hotel and a 96-room Hampton Inn Hotel.

     Ameristar Vicksburg. In connection with the development of Ameristar Vicksburg, we acquired eight parcels in Vicksburg along Washington Street near Interstate 20. These parcels comprise approximately 48 acres, approximately 34 of which can be developed. In addition, we have developed a 20-acre mobile home park with 30 single- and 20 double-wide mobile homes. This mobile home park is located seven miles from Ameristar Vicksburg and sites are available for rent by employees and other persons. The mobile home park rental rates are competitive with the local market rates.

     The Jackpot Properties. Cactus Petes is located on a 35-acre site and Horseshu is located on a 30-acre site, both of which we own. The Cactus Petes and Horseshu sites are across from each other on U.S. Highway 93. We also own 239 housing units in Jackpot, including 90 units in two apartment complexes developed as United States Department of Agriculture Rural Economic and Community Development Services Multi-Family Housing Program (“USDA”) projects. These housing units support the primary operations of the Jackpot properties. The USDA housing projects are subject to mortgage loans in favor of the USDA.

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

     Other. We lease approximately 31,600 square feet of office space in various locations, including for our executive offices in Las Vegas, Nevada. Substantially all of our real property assets secure our obligations under our senior credit facilities.

Item 3. Legal Proceedings

     From time to time, we are a party to litigation which arises in the ordinary course of business. We are not currently a party to any litigation that management believes would be likely to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

     Ameristar’s Common Stock is traded on the Nasdaq National Market System under the symbol “ASCA.” The following table sets forth, for the fiscal quarter indicated, the high and low sale prices for the Common Stock, as reported by Nasdaq:

	High	Low

2000
First Quarter	$4.19	$3.63
Second Quarter	4.34	3.00
Third Quarter	6.00	4.19
Fourth Quarter	6.63	4.59

	High	Low

2001
First Quarter	$6.75	$4.50
Second Quarter	18.75	6.53
Third Quarter	21.90	9.41
Fourth Quarter	25.51	12.00

     Ameristar, a Nevada corporation, was incorporated in 1993. As of March 8, 2002, there were 173 holders of record of Ameristar’s Common Stock.

     No dividends on Ameristar’s Common Stock have been declared during the last three fiscal years. We intend to retain all earnings for use in the development of its business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our senior credit facilities and senior subordinated notes obligate us to comply with certain financial covenants that place limitations on the payment of dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Ameristar Casinos, Inc. is a Nevada corporation that was incorporated in 1993.

Item 6. Selected Financial Data

     The following data has been derived from our audited financial statements and should be read in conjunction with those statements, certain of which are included in this Report.

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA

	For the year ended December 31,

STATEMENT OF OPERATIONS DATA(1):	1997	1998	1999	2000	2001

	(Amounts in Thousands, Except Per Share Data)
REVENUES:
Casino(2)	$169,241	$210,968	$240,445	$278,567	$551,648
Food and beverage	30,672	45,853	49,142	53,653	70,314
Rooms	9,685	14,201	17,257	18,121	23,384
Other	8,275	10,401	11,089	12,018	18,074

	217,873	281,423	317,933	362,359	663,420
Less: Promotional allowances	15,530	22,092	24,618	28,224	36,598

Net revenues	202,343	259,331	293,315	334,135	626,822

OPERATING EXPENSES:
Casino(2)	74,897	98,036	107,386	127,077	276,903
Food and beverage	19,784	31,698	33,207	35,135	46,169
Rooms	3,130	5,809	6,372	6,944	7,921
Other	7,546	10,044	10,203	12,257	11,813
Selling, general and administrative	51,958	75,604	86,142	90,416	129,060
Depreciation and amortization	16,358	24,191	24,460	27,784	40,101
Preopening costs	—	10,611	—	—	—
Impairment loss on assets held for sale	646	—	—	57,153	—

Total operating expenses	174,319	255,993	267,770	356,766	511,967

INCOME (LOSS) FROM OPERATIONS	28,024	3,338	25,545	(22,631)	114,855
OTHER INCOME (EXPENSE):
Interest income	445	296	300	161	522
Interest expense	(12,107)	(22,699)	(24,449)	(28,316)	(64,931)
Other	(35)	(13)	(851)	(942)	(776)

Income (loss) before income tax provision (benefit), extraordinary loss on early retirement of debt and cumulative effect of change in accounting principle	16,327	(19,078)	545	(51,728)	49,670
Income tax provision (benefit)	5,959	(6,363)	340	(17,981)	16,381

Income (loss) before extraordinary loss on early retirement of debt and cumulative effect of change in accounting principle	10,368	(12,715)	205	(33,747)	33,289
Extraordinary loss on early retirement of debt, net of income tax benefit of $387 and $3,479, respectively	(673)	—	—	(6,560)	—

Income (loss) before cumulative effect of change in accounting principle	9,695	(12,715)	205	(40,307)	33,289
Cumulative effect of change in accounting principle — adoption of SFAS No. 133, net of income tax benefit of $73	—	—	—	—	(135)

NET INCOME (LOSS)	$9,695	$(12,715)	$205	$(40,307)	$33,154

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA
(continued)

	For the year ended December 31,
STATEMENT OF OPERATIONS DATA
(CONTINUED):	1997	1998	1999	2000	2001

	(Amounts in Thousands, Except Per Share Data)
EARNINGS PER SHARE(3):
Income (loss) before extraordinary loss on early retirement of debt and cumulative effect of change in accounting principle
Basic	$0.51	$(0.62)	$0.01	$(1.65)	$1.59

Diluted	$0.51	$(0.62)	$0.01	$(1.65)	$1.52

Net income (loss)
Basic	$0.48	$(0.62)	$0.01	$(1.98)	$1.59

Diluted	$0.48	$(0.62)	$0.01	$(1.98)	$1.51

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,360	20,360	20,362	20,401	20,906

Diluted	20,360	20,360	20,362	20,401	21,908

	December 31,

BALANCE SHEET AND OTHER DATA:	1997	1998	1999	2000	2001

Cash and cash equivalents	$13,031	$18,209	$15,531	$36,245	$41,098
Total assets	336,186	351,773	378,645	890,921	892,592
Total notes payable, long-term debt and capital lease obligations, net of current maturities	193,113	230,399	242,890	780,475	624,255
Stockholders’ equity(4)	80,639	67,924	68,169	28,044	157,336
Capital expenditures	72,932	32,312	57,590	33,357	114,114

(1)	Portions of the land-based facilities at Ameristar Council Bluffs opened in February and March 1997. The expanded casino at Ameristar Council Bluffs opened in November 1999. The Reserve Hotel Casino opened in February 1998 and was sold on January 29, 2001 pursuant to an agreement entered into in October 2000. The Ameristar Vicksburg hotel opened in June 1998. The expanded casino at Ameristar Vicksburg opened in December 1999. The Ameristar Kansas City and Ameristar St. Charles properties were acquired on December 20, 2000.

(2)	Casino revenues and casino costs for each of 1997, 1998, 1999 and 2000 have been adjusted to account for the reclassification of players points in accordance with EITF 00-22.

(3)	Weighted average basic and diluted number of shares outstanding are equal for 1997, 1998, 1999 and 2000 as stock options were anti-dilutive for 1998 and 2000 and the dilution was not material in 1997 and 1999.

(4)	No dividends were paid in 1997 through 2001.

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA

	For the fiscal quarter ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001	Total

	(Amounts in Thousands, Except Per Share Data)
Net revenues	$152,131	$151,905	$162,653	$160,133	$626,822
Income from operations	26,766	29,450	31,972	26,667	114,855
Income before income tax provision and cumulative effect of change in accounting principle	6,392	13,799	17,490	11,989	49,670
Income before cumulative effect of change in accounting principle	3,996	8,875	11,265	9,153	33,289
Net income	3,861	8,875	11,265	9,153	33,154
Basic earnings per share (1)	$0.19	$0.43	$0.54	$0.42	$1.59
Diluted earnings per share (1)	0.18	0.40	0.49	0.40	1.51

	For the fiscal quarter ended

	March 31,	June 30,	September 30,		December 31,
	2000	2000	2000		2000		Total

	(Amounts in Thousands, Except Per Share Data)
Net revenues (2)	$79,979	$81,865	$84,499		$87,792		$334,135
Income (loss) from operations	11,334	6,003	(49,599	)(3)	9,631		(22,631)
Income (loss) before income tax and extraordinary item	4,315	(679)	(56,648)		1,284		(51,728)
Income (loss) before extraordinary item	2,784	(483)	(36,864)		816		(33,747)
Net income (loss)	2,784	(483)	(36,864)		(5,744	)(4)	(40,307)
Basic earnings (loss) per share (1)	$0.14	$(0.02)	$(1.81)		$(0.28)		$(1.98)
Diluted earnings (loss) per share (1)	0.13	(0.02)	(1.81)		(0.28)		(1.98)

(1)	Because earnings (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total earnings (loss) per share amounts for the year.

(2)	Net revenues for 2000 have been adjusted to account for players points reclassification according to EITF 00-22.

(3)	Includes impairment loss on assets held for sale of $57,153.

(4)	Extraordinary loss on early extinguishment of debt was $6,560, net of tax benefit of $3,479.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in this Report. The information in this section and in this Report generally includes forward-looking statements. See “Item 1. Business — Risk Factors.”

Overview

     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with six properties in operation in Missouri, Iowa, Mississippi and Nevada. Our properties consist of Ameristar Casino Hotel Kansas City, located in Kansas City, Missouri; Ameristar Casino St. Charles, located in St. Charles, Missouri serving the St. Louis metropolitan area; Ameristar Casino Hotel Council Bluffs, located in Council Bluffs, Iowa serving the Omaha, Nebraska/Council Bluffs metropolitan area; Ameristar Casino Hotel Vicksburg, located in Vicksburg, Mississippi; and Cactus Petes Resort Casino and The Horseshu Hotel & Casino located in Jackpot, Nevada at the Idaho border. We acquired the Missouri properties in late December 2000. We sold The Reserve Hotel Casino in Henderson, Nevada in late January 2001.

     We recently completed, or are in the process of completing, several major enhancement projects at our properties. These projects include the following:

•	New Casino and Entertainment Facility at Ameristar St. Charles. We continue to make progress on the new casino and entertainment facility under construction at Ameristar St. Charles without interruption to the property’s ongoing operations. Construction is on schedule and the new facility is expected to open in mid-2002. The estimated construction cost to complete this project is approximately $170 million, of which $51.1 million had been incurred as of December 31, 2001.

•	New Parking Garage at Ameristar Kansas City. In October 2001, Ameristar Kansas City began construction of a new $23 million, 2,650-space parking garage. Construction of the parking garage is expected to be completed in July 2002.

•	Renovation and Enhancement Project at Ameristar Council Bluffs. In the first quarter of 2001, we completed a renovation and enhancement of the first two levels of the casino and the land-based amenities at the Council Bluffs property, featuring the installation of multimedia, high-definition plasma screens throughout the casino along with new slot product and EZ-Pay, a cashless ticket system designed to improve guest satisfaction.

•	Renovation and Enhancement Project at Ameristar Vicksburg. In the second quarter of 2001, we substantially completed a renovation and enhancement project at Ameristar Vicksburg, including a completely renovated casino with the latest slot machine technology; a new VIP players lounge; the Bottleneck Blues Bar, an intricately-themed, delta-style, blues club environment with live entertainment, dining and gaming; and new high-definition plasma screens for special event viewing.

•	Single Boat Consolidation at Ameristar Kansas City. In the fourth quarter of 2001, we completed the consolidation of two contiguous but separate casinos at Ameristar Kansas City into a single casino, including completing some modifications to the layout of the casino floor to take advantage of the single casino configuration and enhance customer satisfaction.

     Our properties’ operations have experienced some seasonality, with the winter months being the slower periods. Since our customers primarily reside within a 100-mile radius of our properties, we believe our revenues have only been marginally affected by the slowdown in air travel resulting from the events of September 11, 2001.

     Our quarterly and annual operating results may be affected by competitive pressures, the commencement of new gaming operations, the amount of preopening costs, charges associated with debt refinancing and/or property acquisition and disposition transactions, construction at existing facilities and general weather conditions. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

Results of Operations

     The following table highlights the consolidated cash flow information and results of operations of our operating subsidiaries for our principal properties:

	Year ended December 31,

	1999	2000	2001

Consolidated cash flows information:
Cash flows provided by operations	$34,287	$38,836	$111,342
Cash flows used in investing	(50,048)	(521,206)	(31,970)
Cash flows provided by/(used in) financing	13,083	503,084	(74,519)
Net revenues (1):
Ameristar Kansas City (2)	$—	$7,845	$210,547
Ameristar St. Charles (2)	—	4,289	144,887
Ameristar Council Bluffs	109,678	120,868	130,727
Ameristar Vicksburg	74,365	79,600	78,636
Jackpot Properties	57,120	59,339	56,978
The Reserve	51,969	62,082	5,046
Corporate and other	183	112	1

Consolidated net revenues	$293,315	$334,135	$626,822

Adjusted operating income (loss) (3):
Ameristar Kansas City (2)	$—	$1,168	$43,447
Ameristar St. Charles (2)	—	597	40,986
Ameristar Council Bluffs	20,714	22,060	28,029
Ameristar Vicksburg	15,392	16,041	14,376
Jackpot Properties	10,619	10,595	9,344
The Reserve (3)	(7,089)	(168)	67
Corporate and other	(14,091)	(15,771)	(21,394)

Consolidated adjusted operating income	$25,545	$34,522	$114,855

EBITDA (4):
Ameristar Kansas City (2)	$—	$1,459	$57,040
Ameristar St. Charles (2)	—	715	44,882
Ameristar Council Bluffs	28,430	32,053	37,320
Ameristar Vicksburg	21,092	22,945	22,707
Jackpot Properties	13,743	14,215	13,344
The Reserve	426	6,146	67
Corporate and other	(13,686)	(15,227)	(20,404)

Consolidated EBITDA	$50,005	$62,306	$154,956

Adjusted operating income (loss) margins (3):
Ameristar Kansas City (2)	—	14.9%	20.6%
Ameristar St. Charles (2)	—	13.9%	28.3%
Ameristar Council Bluffs	18.9%	18.3%	21.4%
Ameristar Vicksburg	20.7%	20.2%	18.3%
Jackpot Properties	18.6%	17.9%	16.4%
The Reserve (3)	(13.6%)	(0.3%)	1.3%
Consolidated operating income margin	8.7%	10.3%	18.3%
EBITDA Margins (4):
Ameristar Kansas City (2)	—	18.6%	27.1%
Ameristar St. Charles (2)	—	16.7%	31.0%
Ameristar Council Bluffs	25.9%	26.5%	28.5%
Ameristar Vicksburg	28.4%	28.8%	28.9%
Jackpot Properties	24.1%	24.0%	23.4%
The Reserve	0.8%	9.9%	1.3%
Consolidated EBITDA margin	17.0%	18.6%	24.7%

(1)	Certain reclassifications, having no effect on net income, have been made to the financial information for 1999 and 2000 to conform to the presentation for 2001.

(2)	The Missouri properties were acquired on December 20, 2000. According to information published by the prior owner of the Missouri properties, as adjusted to exclude gain from the sale of the Missouri properties and to account for the implementation of Emerging Issues Task Force 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future,” the combined operating results of the Missouri properties (including operating results reported by the prior owner and Ameristar) for the twelve-month period ended December 31, 2000 were as set forth below. The combined operating results of the Missouri properties for the twelve-month period ended December 31, 2001 are shown below for comparative purposes. Operating results for 1999 are not presented as the properties were under the prior owners’ control for the entire year. All amounts are in thousands.

	Twelve Months
	Ended December 31,

	2000	2001

Net revenues	$320,772	$355,434
Operating income	62,916	84,433
EBITDA	84,810	101,922
Operating income margin	19.6%	23.8%
EBITDA margin	26.4%	28.7%
(3)	Adjusted operating income is income from operations (as reported) before the $57.2 million impairment loss on assets held for sale recorded in 2000 in connection with the sale of The Reserve.

(4)	EBITDA consists of income from operations plus depreciation, amortization and impairment loss on assets held for sale. EBITDA margin is EBITDA as a percentage of net revenues. EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA. It should also be noted that not all gaming companies that report EBITDA information calculate EBITDA in the same manner as us.

Year Ended December 31, 2001 Versus Year Ended December 31, 2000

     Net Revenues

     Consolidated net revenues for the year ended December 31, 2001 were $626.8 million compared to $334.1 million for 2000, an increase of $292.7 million or 87.6 percent. The growth in revenues is primarily attributable to contributions from the Kansas City and St. Charles properties, which were acquired on December 20, 2000 and contributed $355.4 million in combined net revenues during the twelve months ended December 31, 2001, as well as significant revenue growth at Ameristar Council Bluffs. The Missouri properties’ contributions were partially offset by the absence of revenues from The Reserve, which was sold on January 29, 2001.

     Ameristar Kansas City’s net revenues of $210.5 million for 2001 were adversely impacted by a market-wide decline in table games revenues and construction disruption associated with the one-boat consolidation, casino floor reconfiguration and parking garage. Net revenues in the latter portion of the period were also adversely impacted by enhanced competition from another property following the June 2001 opening of that property’s newly renovated facility. Ameristar Kansas City had a 32.8% market share in 2001, down slightly from 33.6% in 2000.

     Net revenues of $144.9 million at Ameristar St. Charles for 2001 were positively impacted by strong overall market growth and market share increases driven by aggressive marketing and promotional programs and the introduction of new slot product. Ameristar St. Charles’ market share grew from 17.6% in the first quarter of 2001 to 19.9% in the fourth quarter of 2001.

     Net revenues at Ameristar Council Bluffs for 2001 were $130.7 million, an increase of $9.8 million, or 8.1 percent, over 2000. Net revenues during the beginning of the year were adversely affected by construction disruption associated with the property’s renovation and enhancement project as well as adverse winter weather conditions. However, Ameristar Council Bluffs saw improved results from the renovation project beginning in the third quarter of 2001, with net revenues in the second half of 2001 of $70.8 million, an increase of 20.8 percent over the corresponding period in 2000. The property’s market share also improved significantly after completion of the renovation project, resulting in a 33.7% market share for 2001, up from 32.1% for 2000.

     Ameristar Vicksburg’s net revenues for 2001 declined 1.3 percent to $78.6 million compared to the same period in 2000, primarily due to construction disruption associated with the renovation and enhancement project completed in the second quarter 2001 and the relatively flat Vicksburg market generally in 2001. Like Ameristar Council Bluffs, net revenues at Ameristar Vicksburg began to improve once construction was completed, leading to a 4.6 percent increase in net revenues in the second half of 2001 compared to the same period in 2000. Ameristar Vicksburg continued to lead the market in 2001 with a market share of 32.7%, down slightly from 32.9% in 2000.

     The Jackpot properties generated $57.0 million of net revenues in 2001, a decline of 4.0 percent compared to the same period in 2000, primarily as the result of slow economic conditions in the southern Idaho market.

     The Reserve produced net revenues of $5.0 million for the year ended December 31, 2001, which consisted of less than one month of operations prior to being sold on January 29, 2001.

     Income from Operations

     Income from operations for the twelve months ended December 31, 2001 improved to $114.9 million, up $80.4 million over adjusted income from operations of $34.5 million (excluding the $57.2 million impairment loss associated with the sale of The Reserve) in 2000. This increase is primarily due to contributions made by the Missouri properties, which contributed $84.4 million to income from operations during 2001, partially offset by an increase in corporate and other expenses of $5.6 million primarily resulting from our increased size and scope following the acquisition of the Missouri properties. Our adjusted operating income margin (excluding the effect of the impairment loss associated with the sale of The Reserve) increased from 10.3 percent in 2000 to 18.3 percent in 2001.

     Income from operations at Ameristar Kansas City of $43.4 million for 2001 was adversely impacted by the factors that affected revenues described above. Ameristar St. Charles generated $41.0 million of income from operations during 2001, with the property’s strong revenues during the period leading to a 28.3% operating income margin for 2001.

     Ameristar Council Bluffs reported income from operations of $28.0 million for 2001 compared to $22.1 million in 2000, a $5.9 million or 26.7 percent improvement compared to 2000. This improvement is primarily due to increased revenues and improved operating efficiencies, particularly in the latter portion of the year after the completion of the property’s renovation and enhancement project, as well as a continued emphasis on controlling costs.

     Ameristar Vicksburg’s income from operations of $14.4 million in 2001 represents a decrease of $1.6 million, or 10.0 percent as compared to 2000. This decline is primarily attributable to decreased revenues resulting from construction disruption in the first half of the year and additional expenses (including depreciation and amortization) associated with the newly renovated facilities. During the second half of 2001, once construction was completed at Ameristar Vicksburg and revenues began to improve, income from operations improved $0.3 million or 4.2 percent compared to the corresponding period in 2000.

     The Jackpot properties reported income from operations of $9.3 million in the year 2001, a $1.3 million or 12.3 percent decline as compared to income from operations of $10.6 million in 2000. This decline was due to reduced revenues primarily during the first half of the period.

     Interest Expense

     Consolidated interest expense, net of capitalized interest of $17.8 million in 2001 and $1.4 million in 2000, was $64.9 million in 2001 compared to $28.3 million in 2000. The increased interest expense reflects our additional debt incurred in connection with the acquisition of the Missouri properties, and the increase in capitalized interest is primarily attributable to our acquisition of construction in progress in connection with our acquisition of the St. Charles property.

     We recorded a $3.5 million non-recurring charge to interest expense for the amortization of interim credit facility costs in the first quarter of 2001. A charge to interest expense of $1.9 million was also incurred during 2001 due to changes in the fair value of our interest rate collar agreement covering $50 million principal amount of indebtedness under our senior credit facilities.

     Income Tax Expense

     Our effective federal tax rate on income was 31.5% in 2001 and the effective tax benefit on losses was 34.7% in 2000. The federal statutory rate was 35% in both years. The differences from the statutory rates are due to the effects of certain expenses incurred by us, which are not deductible for federal income tax purposes. In 2001, we recorded $1.7 million of previously unrecognized tax credits based on continued improvement in operating performance and our expectation of generating significant taxable income in future years. This directly reduced income tax expense. Income tax expense for the year ended December 31, 2001 also includes $0.7 million of state income taxes. See “—Liquidity and Capital Resources” below for an additional discussion regarding our tax credits and carry-forwards.

     Net Income

     Our diluted earnings per share before non-recurring items for the year ended December 31, 2001 was $1.59, compared to a loss per share before non-recurring items of $0.16 for the year ended December 31, 2000. Net income of $33.2 million for the year ended December 31, 2001 included one-time charges relating to the amortization of interim credit facility fees, prepayment premiums on retired senior debt and change in accounting principles, which collectively reduced diluted earnings per share by $0.11. In addition, our 2001 earnings were negatively impacted by approximately $0.05 per share due to additional depreciation expense related to refining the remaining useful lives of assets acquired in the Missouri properties’ acquisition and benefited by approximately $0.08 per share resulting from a lower effective tax rate caused by our recording of previously unrecognized tax credits. After accounting for all of these items, our earnings per share for 2001 was $1.51. Net loss for the year ended December 31, 2000 included a one-time charge for the impairment loss relating to the sale of The Reserve, which increased the loss per share by $1.82 and resulted in a loss per share of $1.98 for 2000.

Year Ended December 31, 2000 Versus Year Ended December 31, 1999

     Significant Events

     We experienced an overall growth in net revenues and operating cash flows for the twelve months ended December 31, 2000 compared to 1999. The results of operations for the year ended December 31, 2000 were significantly impacted by the following events:

•	We completed acquisitions of the Kansas City and St. Charles properties in late December of 2000. The inclusion of 11 days of operations at the two new Missouri properties resulted in an increase to net revenues of $12.1 million for the year ended December 31, 2000.

•	We also completed significant casino and parking expansions at the Iowa and Mississippi properties in late 1999 and early 2000. In addition, a number of new generation multi-coin slot machines were installed throughout our properties and the strategic implementation of enhanced marketing programs were introduced, aimed at increasing revenues and profitability. Our philosophy of reinvesting in our properties continued with ongoing renovation and enhancement projects at Ameristar Council Bluffs and Ameristar Vicksburg.

•	We agreed on October 17, 2000 to sell substantially all of the assets of The Reserve Hotel Casino for approximately $71.6 million. The sale of The Reserve closed in late January 2001. The sale resulted in an impairment loss of $57.2 million, which reduced operating income for the year ended December 31, 2000. As a result, we reported a $22.6 million loss from operations for the year ended December 31, 2000, as compared to a $25.5 million income from operations for 1999, despite increases in revenue and cash flows from operations.

     Consolidated Results

     Net revenues for the year ended December 31, 2000 were $334.1 million compared to $293.3 million for 1999, an increase of $40.8 million, or 13.9 percent. This growth resulted from casino and parking expansions at our Iowa and Mississippi properties, the introduction of new generation multi-coin slot machines throughout our properties, the strategic implementation of enhanced marketing programs and the additional revenues provided by the two new Missouri properties. A significant amount of the increase in net revenues was due to the acquisition of the Kansas City and St. Charles properties on December 20, 2000, though each of our properties experienced an increase in revenues.

     Adjusted income from operations for the twelve months ended December 31, 2000 was $34.5 million (excluding the impairment loss of $57.2 million associated with the sale of The Reserve) compared to income from operations of $25.5 million for 1999, an increase of $9.0 million or 35.3 percent. The adjusted operating income margin increased from 8.7 percent in 1999 to 10.3 percent in 2000 (excluding the effect of the impairment loss associated with the sale of The Reserve). These increases in operating income prior to the impairment loss resulted primarily from increased revenues at all the properties, partially offset by operating expense increases at the properties (particularly marketing costs) and development costs related to our unsuccessful bid for a gaming license in South St. Louis County, Missouri.

     We incurred an extraordinary loss of $10.0 million ($6.6 million net of tax) for the retirement of our $100 million subordinated notes in December 2000. These notes were retired in connection with the refinancing for the purchase of the Missouri properties.

     We incurred a net loss of $40.3 million for the year ended December 31, 2000, compared to net income of $0.2 million in 1999. The net loss was a result of the $57.2 million impairment of assets ($37.1 million net of tax) and the $10.0 million ($6.6 million net of tax) extraordinary loss on the retirement of debt. Net income in 2000, prior to these unusual and non-recurring transactions, was $3.4 million. Earnings per share, prior to these unusual and non-recurring transactions, was $0.16 for 2000, compared to $0.01 for 1999.

     Property Revenues

     Ameristar Council Bluffs had total net revenues of $120.9 million for the year ended December 31, 2000, compared to $109.7 million in 1999, an increase of $11.2 million, or 10.2 percent. The increase was primarily driven by increased slot revenues, offset slightly by lower table games revenues. The slot increase of $13.9 million was attributable to the addition of the third deck of the boat in late 1999 (which increased the number of gaming positions by approximately 349), the largest number of new generation multi-coin slot machines in the market, an aggressive new cash-back program and overall continued growth in the Iowa gaming market. The decrease in table win of $1.4 million from 1999 to 2000 was the result of a 1.6 percentage point decline in table games hold percentage, which more than offset the increase in table drop of $0.9 million.

     Net revenues at Ameristar Vicksburg for the year ended December 31, 2000 were $79.6 million compared to $74.4 million in 1999, an increase of $5.2 million, or 7.0 percent. The property experienced an increase in slot revenue of $5.5 million or 9.8 percent. The increase in net revenues was largely due to the casino expansion in the fall of 1999, the installation of new generation multi-coin slot machines, an increase in slot machine count and improved marketing strategies.

     The Jackpot properties produced net revenues of $59.3 million for the year ended December 31, 2000 compared to $57.1 million in 1999, an increase of $2.2 million, or 3.9 percent. The increased revenues were primarily attributable to slot machine upgrades and improved marketing programs. Increased slot revenues of $1.9 million over the prior year were attributable to enhanced slot product, timely slot conversions and effective marketing programs.

     The Reserve had net revenues for the year ended December 31, 2000 of $62.1 million, an improvement of $10.1 million, or 19.4 percent over the 1999 net revenues of $52.0 million. Slot revenue was the primary component of net revenues, comprising nearly 70 percent of the net revenues for the year. Slot revenue of $43.1 million exceeded the prior year by $7.2 million, or 20.0 percent. This improvement was primarily attributable to the implementation of various strategies to drive revenues and gain market share.

     Operating Expenses

     The company-wide operating expense ratio for 2000 improved to 89.7 percent of net revenues (before the asset impairment loss of $57.2 million in connection with the sale of The Reserve), compared to 91.3 percent of net revenues in 1999. The improvement in this ratio was primarily the result of increased revenues, partially offset by operating expense increases at the properties and corporate office and $1.9 million in development costs related to our unsuccessful bid for a gaming license in South St. Louis County, Missouri.

     Casino costs and expenses for the year ended December 31, 2000 increased $19.7 million, or 18.3 percent, from $107.4 million in 1999 to $127.1 million in 2000. As a percentage of casino revenues, casino expenses increased to 45.6 percent in 2000, compared to 44.7 percent in 1999. The increase in casino expenses as a percentage of casino revenues was due to an increase in cash back to players and an aggressive marketing strategy implemented in the second quarter of 2000. This cost increase was partially offset by other efficiencies in casino operations.

     Food and beverage costs and expenses increased by $1.9 million to $35.1 million in 2000, from $33.2 million in 1999. The food and beverage expense-to-revenue ratio decreased to 65.5 percent in 2000, compared to 67.6 percent in 1999. This improvement was primarily related to improved operational efficiencies experienced during 2000.

     Rooms expenses increased 7.8 percent to $6.9 million in 2000, from $6.4 million in 1999. The room expense-to-revenue ratio increased to 38.3 percent in 2000, compared to 37.0 percent in 1999. The increase was primarily related to increases in payroll and benefits and the addition of the Kansas City property with a 184-room hotel for part of December 2000.

     Selling, general and administrative costs and expenses (including utilities and maintenance and business development costs) increased $4.3 million, or 5.0 percent, from the prior year amount of $86.1 million. The increase was due primarily to $1.9 million in development costs related to our unsuccessful bid for a gaming license in South St. Louis County, Missouri, increases in marketing costs associated with the implementation of an aggressive marketing strategy in the second quarter of 2000, increases in corporate overhead related to increased corporate staffing levels and increases in employee compensation at Ameristar Council Bluffs, Ameristar Vicksburg and the Jackpot properties, partially offset by a decrease in such costs at The Reserve.

     Depreciation and amortization expense in 2000 of $27.8 million represented an increase of $3.3 million or 13.6 percent over 1999. The increase was due to the addition of the Missouri properties along with the new third deck and parking garage at Council Bluffs and improvements at the Vicksburg facilities.

     Interest Expense

     Interest expense, net of capitalized interest of $1.4 million in 2000 and $0.6 million in 1999, was $28.3 million for the year ended December 31, 2000, compared to $24.4 million in 1999, an increase of $3.9 million, or 15.8 percent. The increased interest expense related primarily to increased debt incurred to finance construction of the third deck and parking garage at Ameristar Council Bluffs, the casino expansion at Ameristar Vicksburg and the purchase of the Kansas City and St. Charles properties in December. In addition, our average borrowing rate was 10.6% in 2000, compared to 9.8% in 1999, reflective of higher interest rates in the general economy throughout much of 2000. Interest was capitalized on borrowings for construction related to Ameristar Vicksburg, Ameristar Council Bluffs and Ameristar St. Charles after the December 20, 2000 acquisition.

     Income Tax Expense

     Our effective tax benefit on losses was 34.7% in 2000 and the effective tax rate on income was 62.4% in 1999 (versus the federal statutory rate of 35%). The differences from the statutory rates were due to the effects of certain expenses incurred by us, which were not deductible for federal income tax purposes.

Liquidity and Capital Resources

     Cash flows provided by operating activities were $111.3 million, $38.8 million and $34.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase from 2000 to 2001 is primarily due to the contribution of operating income by the Missouri properties as well as improvements in operating income at Ameristar Council Bluffs, each as discussed in “Results of Operations” above. The increase from 1999 to 2000 was due primarily to the increase in operating income from improved operations at all of our properties.

     Cash flows used in investing activities were $32.0 million, $521.2 million, and $50.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, capital expenditures of approximately $114.1 million (including capitalized interest) primarily relating to our construction projects described in “Overview” above were partially offset by approximately $71.6 million of proceeds generated by the sale of The Reserve in January 2001. The acquisition of Ameristar Kansas City and Ameristar St. Charles in December 2000 utilized approximately $486.8 million in cash.

     Cash flows used in financing activities in 2001 were $74.5 million. Cash flows provided by financing activities were $503.1 million and $13.1 million for the years ended December 31, 2000 and 1999, respectively. Cash flows used or provided in financing activities were significantly impacted by the following transactions during 2000 and 2001:

•	In December 2000, we refinanced substantially all of our long-term debt in connection with our acquisition of the Missouri properties.

•	In January 2001, we sold The Reserve for approximately $71.6 million and used the proceeds to, among other things: (1) prepay and permanently reduce our term loans B and C outstanding under our senior credit facilities, and (2) repay amounts outstanding under the revolving loan portion of our senior credit facilities.

•	In February 2001, we issued $380 million of senior subordinated notes and used the proceeds to, among other things: (1) retire the $300 million senior subordinated credit facility, and (2) prepay and permanently reduce term loans outstanding under our senior credit facilities.

•	In December 2001, we sold 4,900,000 shares of our common stock in an underwritten public offering and used the $94.2 million of proceeds, net of underwriting discounts and related expenses, to repay term loans under our senior credit facilities.

     Primarily as a result of the transactions described above, partially offset by additional borrowings primarily relating to the construction of the new casino and entertainment facility at Ameristar St. Charles and the parking garage at Ameristar Kansas City, we reduced our total long-term debt outstanding by approximately $155.6 million in 2001, from $786.1 million at December 31, 2000 to $630.5 million at December 31, 2001.

     Our principal long term debt is comprised of $375.5 million of senior credit facilities and $380 million in aggregate principal amount of 10.75% senior subordinated notes due in 2009. The senior credit facilities consist of a $75 million revolving credit facility, a $75 million revolving credit/term loan facility and term loans A, B and C (which had $6.0 million, $12.0 million, $33.4 million, $103.5 million and $88.7 million outstanding, respectively, as of December 31, 2001). Our senior credit facilities and the indenture governing our senior subordinated notes require us to comply with various financial and other covenants. At December 31, 2001, we were in compliance with all required covenants. Our senior credit facilities are guaranteed by all our subsidiaries and are secured by first priority security interests on substantially all of our real and personal property, including the capital stock of our subsidiaries.

     In addition to capital expenditures for equipment and maintenance at each of our properties, capital expenditures made during 2001 (including capitalized interest) included: approximately $66.3 million on the new casino and entertainment facility at Ameristar St. Charles; approximately $8.9 million on the new 2,650-space parking garage at Ameristar Kansas City; $8.4 million on the renovation and enhancement project at Ameristar Council Bluffs; and $9.5 million on the renovation and enhancement project at Ameristar Vicksburg. Capital expenditures in 2000 of $33.4 million included $13.1 million related to expansion and remodeling projects at Ameristar Council Bluffs (including the completion of the 1,000 space parking garage) and $11.7 million in remodeling projects and equipment at Ameristar Vicksburg. Capital expenditures of $57.6 million in 1999 included, among other things, approximately $26.9 million at Ameristar Council Bluffs, including adding a third deck to the casino and constructing the parking garage, and $16.6 million at Ameristar Vicksburg including expanding the casino, remodeling restaurants and completing other site improvements.

     We expect the costs for the completion of our ongoing construction projects, including purchases of furniture, fixtures and equipment (but excluding capitalized interest), in 2002 to be approximately $119 million for the St. Charles project and $14 million for the Kansas City parking garage, which are expected to be funded through substantial additional borrowings under our credit facilities and through operating cash flow. Our senior credit facilities limit the amount that we can spend on the St. Charles project to $110 million plus otherwise allowable capital expenditures, but we expect the cost of the project to exceed this amount. While we are not currently in violation of any of the provisions of our senior credit facilities, we will need to obtain a waiver of this limit from our lenders. We expect to request a waiver from the lenders under our senior credit facilities during the second quarter of 2002, but we cannot be sure that the lenders will grant our request. If we do not receive the waiver, the completion of the project will be significantly delayed.

     Upon the opening of the new casino and entertainment facility currently under construction at Ameristar St. Charles, we will no longer capitalize the interest payments associated with borrowings made to fund construction and we will recognize a significant increase in our base of depreciable assets. Accordingly, after the new facility opens at Ameristar St. Charles, we will incur substantial additional interest expense and record substantial additional charges to depreciation and amortization compared to periods prior to the new facility’s opening.

     We historically have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flow from operations, cash and cash equivalents and availability under our senior credit facilities will support our operations and liquidity requirements, including capital expenditure plans, for the foreseeable future. Our ability to borrow funds under our senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of our senior credit facilities, for the preceding four fiscal quarters. At December 31, 2001, we had $124.6 million available for borrowing under our senior credit facilities, including $63.0 million dedicated to the new casino and entertainment facility at Ameristar St. Charles.

     As a result of the loss associated with closing the sale of The Reserve in January 2001, we did not make any federal tax payments in 2001. In addition, we had approximately $61 million in operating loss carry-forwards and $2 million in alternative minimum tax credits at December 31, 2001, which will reduce the amount of cash payments of federal income tax that we are required to make in 2002.

     We have entered into an interest rate collar agreement to manage interest expense, which is subject to fluctuation due to the variable-rate nature of the debt under our senior credit facilities. Under the agreement, which covers $50.0 million of borrowings under our senior credit facilities, we have a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. In 1999, 2000, and 2001, we paid approximately $49,000, $0, and $578,000 in additional interest as a result of this agreement. In addition, we recognized the value of the collar agreement ($1.9 million at December 31, 2001) in other long-term liabilities on our consolidated balance sheets with a corresponding increase to interest expense during the year ended December 31, 2001. We also recognized $0.1 million, net of tax, as a cumulative effect of change in accounting principal upon adoption of SFAS No. 133.

     In April 2001, we entered into an interest rate swap agreement to fix the interest rate on $100 million of LIBOR borrowings under our senior credit facilities at 5.07 percent plus the applicable margin. For the year ended December 31, 2001, we incurred approximately $1.0 million in additional interest expense as a result of this agreement. The value of the swap agreement ($3.0 million as of December 31, 2001) has been recorded in other long-term liabilities on our consolidated balance sheets, with a corresponding reduction in stockholders’ equity, net of tax, recorded as accumulated other comprehensive loss.

     We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements for additional amounts of principal under our senior credit facilities as market conditions warrant.

     We have not declared any dividends on our common stock in the past, and we intend for the foreseeable future to retain all earnings for use in the development of our business instead of paying cash dividends. In addition, as described above, the terms of our senior credit facilities and senior subordinated notes obligate us to comply with certain financial covenants that may restrict or prohibit the payment of dividends.

Contractual Commitments

     The following table summarizes our material obligations and commitments to make future payments under certain contracts, including long-term debt obligations, capitalized leases, operating leases and certain construction contracts.

	Payment Due by Period (In Thousands)

Type of Contractual Obligation	2002	2003-2006	After 2006	Total

Long-Term Debt Instruments	$8,433	$156,900	$465,171	$630,504
Capital Leases	1,456	2,232	429	4,117
Operating Leases	937	2,895	1,578	5,410
Material Construction Contracts	90,014	0	0	90,014

Total	$100,840	$162,027	$467,178	$730,045

     We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for minor projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts. Including the amounts under contract described above, we expect to spend approximately $133 million in 2002 to complete the new casino and entertainment facility at Ameristar St. Charles and the parking garage at Ameristar Kansas City.

     At December 31, 2001, we had outstanding letters of credit in the amount of $7.4 million, which reduced the amount of our available borrowing under our senior credit facilities. We do not have any other guarantees, contingent commitments or other material liabilities that are not reflected on our consolidated balance sheets.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standard Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. The primary impact on us is that the excess of purchase price over fair market value of the net assets acquired in connection with the acquisitions of the Missouri properties (“goodwill”) will no longer be amortized beginning January 1, 2002. Instead, goodwill will be reviewed at least annually for impairment, and more frequently if events or circumstances indicate a possible impairment. At December 31, 2001, our consolidated goodwill was $83.2 million. We are currently reviewing goodwill to determine whether any impairment exists. Goodwill amortization was $0.4 million, $0.3 million and $2.2 million for the years ended December 31, 1999, 2000 and 2001, respectively.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets”, effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 and portions of other accounting statements. The provisions applicable to us are substantially the same as those applied under SFAS No. 121 and we, therefore, do not believe that the adoption of SFAS No. 144 will have a material impact on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

     As of December 31, 2001, we had $243.5 million outstanding under our senior credit facilities bearing interest at variable rates. Of this amount, $100 million is covered by an interest rate swap agreement that fixes the interest rate thereon and $50 million is covered by an interest rate collar agreement that sets a floor and ceiling for the interest rate thereon. Other than the borrowings under the senior credit facilities that are not covered by the interest rate swap agreement and $1.2 million in other long-term debt outstanding at December 31, 2001 (collectively, the “Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At December 31, 2001, the average interest rate applicable to the Variable Rate Debt was 5.67 percent. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at December 31, 2001, would increase our annual interest costs by approximately $1.4 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements for additional amounts of principal under the senior credit facilities as market conditions warrant.

Item 8. Financial Statements and Supplementary Data

     The Report of our Independent Public Accountants appears at page F-1 hereof, and our Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages F-2 through F-27 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is set forth under the captions “Item 1. Election of Directors — Information Concerning the Nominees” and “— Directors and Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

Item 11. Executive Compensation

     The information required by this Item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is set forth under the caption “Item 1. Election of Directors — Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is set forth under the caption “Certain Transactions” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following are filed as part of this Report:

          (a)  1. Financial Statements

Report of Independent Public Accountants.
Consolidated Balance Sheets as of December 31, 2000 and 2001.
Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 1999, 2000 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.
Notes to Consolidated Financial Statements.

          (a)  2. Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

          (a)  3. Exhibits

     The following exhibits listed are filed or incorporated by reference as part of this Report. Certain of the listed exhibits are incorporated by reference to previously filed reports of the registrant under the Securities Exchange Act of 1934, as amended, including Forms 10-K, 10-Q and 8-K. These reports have been filed with the Securities and Exchange Commission under file number 0-22494.

Exhibit
Number	Description Of Exhibit	Method Of Filing

3.1	Articles of Incorporation of Ameristar Casinos, Inc. (“ACI”).	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by ACI under the Securities Act of 1933, as amended (File No. 33-68936) (the “Form S-1”).

3.2	Bylaws of ACI.	Incorporated by reference to Exhibit 3.2 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 10-K”).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 2 to the Form S-1.

BTCo

Exhibit
Number	Description Of Exhibit	Method Of Filing

4.2(a)	Credit Agreement (the “Credit Agreement”) dated as of December 20, 2000 among ACI, the Lenders party thereto from time to time, Wells Fargo Bank, N.A., as Co-Arranger and Syndication Agent (“WFB”), Bear Stearns Corporate Lending Inc., as Documentation Agent (“BSCLI”), Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Manager (“DBSI”), and Bankers Trust Company, as Administrative Agent (“BTCo”).	Incorporated by reference to Exhibit 4.2(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”).

4.2(b)	First Amendment to Credit Agreement dated as of January 30, 2001 among ACI, the Lenders party to the Credit Agreement, WFB, BSCLI, DBSI and BTCo.	Incorporated by reference to Exhibit 4.2(b) to the 2000 10-K.

4.2(c)	Guaranty made by each of ACI’s subsidiaries guaranteeing ACI’s obligations under the Credit Agreement	Incorporated by reference to Exhibit 4.2(c) to the 2000 10-K.

4.2(d)	Interest Rate Collar Agreement dated August 10, 1998 between ACI and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 4.2(b) to ACI’s Annual Report on Form 10-K for the year ended December 31, 1998

4.3	Senior Subordinated Credit Agreement dated as of December 20, 2000 by and among ACI, the Guarantors named on the signature pages thereto, the Lenders named on the signature pages thereto, Bankers Trust Company, as Agent for the Lenders, and Bear Stearns Corporate Lending Inc., as Documentation Agent for the Lenders.	Incorporated by reference to Exhibit 4.3 to the 2000 10-K.

4.4	Indenture dated as of February 2, 2001 among ACI, the Guarantors (as defined therein) and U.S. Bank Trust National Association, as trustee.	Incorporated by reference to Exhibit 4.4 to the 2000 10-K.

Exhibit
Number	Description Of Exhibit	Method Of Filing

*10.1(a)	Employment Agreement, dated November 15, 1993, between ACI and Thomas M. Steinbauer.	Incorporated by reference to Exhibit 10.1(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 1994 (the “1994 10-K”).

*10.1(b)	Amendment No. 1 to Employment Agreement dated as of October 5, 2001 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “September 2001 10-Q”).

*10.1(c)	Amended and Restated Executive Employment Agreement dated as of March 11, 2002 between ACI and Gordon R. Kanofsky.	Filed electronically herewith.

*10.1(d)	Executive Employment Agreement dated as of March 13, 2002 between ACI and Peter C. Walsh.	Filed electronically herewith.

*10.2	Ameristar Casinos, Inc. 1993 Non-Employee Director Stock Option Plan, as amended and restated.	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

*10.3(a)	Ameristar Casinos, Inc. Management Stock Option Incentive Plan, as amended and restated.	Incorporated by reference to Exhibit 10.3 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

*10.3(b)	Amendment to Ameristar Casinos, Inc. Amended and Restated Management Stock Option Incentive Plan.	Incorporated by reference to Exhibit 10.3 to the September 2001 10-Q.

*10.4(a)	1999 Stock Incentive Plan of Ameristar Casinos, Inc.	Incorporated by reference to Exhibit 10.6 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

*10.4(b)	First Amendment to 1999 Stock Incentive Plan of Ameristar Casinos, Inc.	Incorporated by reference to Exhibit 10.4(b) of the 2000 10-K.

Exhibit
Number	Description Of Exhibit	Method Of Filing

*10.5	Form of Indemnification Agreement between ACI and each of its directors and officers.	Incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Form S-1.

10.6	Plan of Reorganization, dated November 15, 1993, between ACI and Craig H. Neilsen in his individual capacity and as trustee of the testamentary trust created under the last will and testament of Ray Neilsen dated October 9, 1963.	Incorporated by reference to Exhibit 2.1 to the 1994 10-K.

10.7	Excursion Boat Sponsorship and Operations Agreement, dated September 15, 1994, between Iowa West Racing Association and ACCBI.	Incorporated by reference to Exhibit 10.15 to the 1995 10-K.

10.8	Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as the assignee of Koch Fuels, Inc.	Incorporated by reference to Exhibits 10.12 and 99.1 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.9	Asset Purchase Agreement dated as of October 17, 2000 by and among Ameristar Casino Kansas City, Inc., ACI, Kansas City Station Corporation and Station Casinos, Inc. (“SCI”)	Incorporated by reference to Exhibit 10.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (the “September 2000 10-Q”)

10.10	Asset Purchase Agreement dated as of October 17, 2000 by and among Ameristar Casino St. Charles, Inc., ACI, St. Charles Riverfront Station, Inc. and SCI	Incorporated by reference to Exhibit 10.2 to the September 2000 10-Q.

10.11	Asset Purchase Agreement dated as of October 17, 2000 by and among Lake Mead Station, Inc., SCI, Ameristar Casino Las Vegas, Inc. and ACI	Incorporated by reference to Exhibit 10.2 to the September 2000 10-Q.

*10.12	Ameristar Casinos, Inc. Deferred Compensation Plan	Incorporated by reference to Exhibit 10.14 to the 2000 10-K.

21.1	Subsidiaries of ACI.	Incorporated by reference to Exhibit 21.1 to the 2000 10-K.

Exhibit
Number	Description Of Exhibit	Method Of Filing

23.1	Consent of Arthur Andersen LLP.	Filed electronically herewith.

99.1	Agreement to furnish the Securities and Exchange Commission certain instruments defining the rights of holders of certain long-term debt.	Incorporated by reference to Exhibit 99.1 to the 2000 10-K.

99.2	Letter regarding Arthur Andersen LLP’s audit services.	Filed electronically herewith.

*	Denotes a management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

     On November 26, 2001, we filed a Current Report on Form 8-K in connection with the issuance of a press release announcing certain revised plans for the new casino and entertainment facility at Ameristar St. Charles.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISTAR CASINOS, INC. (Registrant)

March 27, 2002	By:	/s/ Craig H. Neilsen

Craig H. Neilsen Chairman of the Board, President and CEO

     Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Craig H. Neilsen	Craig H. Neilsen, President, Chairman of the Board and CEO (principal executive officer)	March 27, 2002

/s/ Thomas M. Steinbauer	Thomas M. Steinbauer, Senior Vice President of Finance (principal financial officer and principal accounting officer) and Director	March 27, 2002

/s/ Larry A. Hodges	Larry A. Hodges, Director	March 27, 2002

/s/ Joseph E. Monaly	Joseph E. Monaly, Director	March 27, 2002

/s/ W. Bruce Turner	W. Bruce Turner, Director	March 27, 2002

     On this 27th of March, 2002, Craig H. Neilsen directed Connie Wilson in his presence as well as our own, to sign the foregoing document as “Craig H. Neilsen.” Upon viewing the signatures as signed by Connie Wilson and in our presence, Craig H. Neilsen declared to us that he adopted them as his own signatures.

/s/ Rhonda Vogel Witness

/s/ Victoria Vry Witness

STATE OF NEVADA     )
                                           ):ss.
COUNTY OF CLARK     )

     I, Janet Catron, Notary Public in and for said county and state, do hereby certify that Craig H. Neilsen personally appeared before me and is known or identified to me to be the President and Chief Executive Officer of Ameristar Casinos, Inc., the corporation that executed the within instrument or the person who executed the instrument on behalf of said corporation. Craig H. Neilsen, who being unable due to physical incapacity to sign his name or offer his mark, did direct Connie Wilson in his presence, as well as my own, to sign his name to the foregoing document. Craig H. Neilsen, after viewing his name as signed by Connie Wilson thereupon adopted the signatures as his own by acknowledging to me his intention to so adopt them as if he had personally executed the same both in his individual capacity and on behalf of said corporation, and further acknowledged to me that such corporation executed the same.

     IN WITNESS WHEREOF, I have hereunto set my hand and official seal this 27th day of March, 2002.

/s/ Janet Catron Notary Public

My Commission Expires: 5/9/2005

Residing at:     Las Vegas, NV

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
    of Ameristar Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameristar Casinos, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 of the notes to consolidated financial statements, effective January 1, 2001, Ameristar Casinos, Inc. changed its method of accounting for derivative financial instruments in accordance with Statements of Financial Accounting Standards No. 133 and No. 138.

ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 8, 2002

AMERISTAR CASINOS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
(Amounts in Thousands)

	December 31,

	2000	2001

CURRENT ASSETS:
Cash and cash equivalents	$36,245	$41,098
Restricted cash	1,590	45
Accounts receivable, net	9,731	3,608
Income tax refund receivable	125	—
Inventories	4,501	5,206
Prepaid expenses	5,350	7,421
Deferred income taxes	2,502	3,452
Assets held for sale	73,195	—

Total current assets	133,239	60,830

PROPERTY AND EQUIPMENT, at cost:
Buildings and improvements	415,761	461,869
Furniture, fixtures and equipment	135,894	135,949
Furniture, fixtures and equipment under capitalized leases	8,317	8,317

	559,972	606,135
Less: Accumulated depreciation and amortization	115,921	149,945

	444,051	456,190
Land	43,173	43,173
Construction in progress	154,881	221,152

Total property and equipment, net	642,105	720,515

EXCESS OF PURCHASE PRICE OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED	86,384	83,224

DEPOSITS AND OTHER ASSETS	29,193	28,023

TOTAL ASSETS	$890,921	$892,592

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)

	December 31,

	2000	2001

CURRENT LIABILITIES:
Accounts payable	$13,124	$10,331
Construction contracts payable	4,493	16,455
Accrued liabilities	41,374	51,648
Current obligations under capitalized leases	2,002	1,170
Current maturities of notes payable and long-term debt	8,956	8,433
Liabilities related to assets held for sale	6,837	—

Total current liabilities	76,786	88,037

OBLIGATIONS UNDER CAPITALIZED LEASES, net of current maturities	3,354	2,184

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities	777,121	622,071

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	5,616	22,964

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized - 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized - 30,000,000 shares; Issued and outstanding - 20,442,963 shares at December 31, 2000 and 25,858,771 shares at December 31, 2001	204	258
Additional paid-in capital	43,265	141,302
Accumulated other comprehensive loss	—	(1,953)
Retained earnings (accumulated deficit)	(15,425)	17,729

Total stockholders’ equity	28,044	157,336

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$890,921	$892,592

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Data)

	Years ended December 31,

	1999	2000	2001

REVENUES:
Casino	$240,445	$278,567	$551,648
Food and beverage	49,142	53,653	70,314
Rooms	17,257	18,121	23,384
Other	11,089	12,018	18,074

	317,933	362,359	663,420
Less: Promotional allowances	24,618	28,224	36,598

Net revenues	293,315	334,135	626,822

OPERATING EXPENSES:
Casino	107,386	127,077	276,903
Food and beverage	33,207	35,135	46,169
Rooms	6,372	6,944	7,921
Other	10,203	12,257	11,813
Selling, general and administrative	86,142	90,416	129,060
Depreciation and amortization	24,460	27,784	40,101
Impairment loss on assets held for sale	—	57,153	—

Total operating expenses	267,770	356,766	511,967

Income (loss) from operations	25,545	(22,631)	114,855
OTHER INCOME (EXPENSE):
Interest income	300	161	522
Interest expense	(24,449)	(28,316)	(64,931)
Other	(851)	(942)	(776)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT), EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	545	(51,728)	49,670
Income tax provision (benefit)	340	(17,981)	16,381

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	205	(33,747)	33,289
Extraordinary loss on early retirement of debt, net of income tax benefit of $3,479	—	(6,560)	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	205	(40,307)	33,289
Cumulative effect of change in accounting principle — adoption of SFAS No. 133, net of income tax benefit of $73	—	—	(135)

NET INCOME (LOSS)	$205	$(40,307)	$33,154

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued)

	Years ended December 31,

	1999	2000	2001

EARNINGS (LOSS) PER SHARE:
Income (loss) before extraordinary loss and cumulative effect of change in accounting principle:
Basic	$0.01	$(1.65)	$1.59

Diluted	$0.01	$(1.65)	$1.52

Net income (loss):
Basic	$0.01	$(1.98)	$1.59

Diluted	$0.01	$(1.98)	$1.51

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts and Shares in Thousands)

	Capital Stock			Accumulated	Retained
			Additional	Other	Earnings
	Number		Paid-In	Comprehensive	(Accumulated
	of Shares	Amount	Capital	Loss	Deficit)	Total

Balance, December 31, 1998	20,360	$204	$43,043	$—	$24,677	$67,924
Net income	—	—	—	—	205	205
Exercise of stock options	15	—	40	—	—	40

Balance, December 31, 1999	20,375	204	43,083	—	24,882	68,169
Net loss	—	—	—	—	(40,307)	(40,307)
Exercise of stock options	68	—	182	—	—	182

Balance, December 31, 2000	20,443	204	43,265	—	(15,425)	28,044
Net income	—	—	—	—	33,154	33,154
Change in fair value of interest rate swap agreement	—	—	—	(1,953)	—	(1,953)

Total comprehensive income						31,201
Issuance of common stock, net of offering costs	4,900	49	94,179	—	—	94,228
Exercise of stock options	516	5	1,994	—	—	1,999
Tax benefits of stock option exercises	—	—	1,864	—	—	1,864

Balance, December 31, 2001	25,859	$258	$141,302	$(1,953)	$17,729	$157,336

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,

	1999	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$205	$(40,307)	$33,154

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,460	27,784	40,101
Amortization of debt issuance costs and debt discounts	668	734	7,365
Extraordinary loss on early retirement of debt	—	10,039	—
Change in value of interest rate collar agreement	—	—	1,900
Impairment loss on assets held for sale	—	57,153	—
Net loss on disposition of assets	852	942	777
Change in deferred income taxes	2,166	(20,682)	14,560
Decrease in income tax refund receivable	1,365	1,325	125
Decrease (increase) in other current assets	(1,438)	(3,369)	4,826
Increase in current liabilities	6,009	5,217	8,534

Total adjustments	34,082	79,143	78,188

Net cash provided by operating activities	34,287	38,836	111,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57,590)	(33,357)	(114,114)
Increase (decrease) in construction contracts payable	5,444	(1,848)	11,962
Acquisition of Missouri properties, net of cash acquired	—	(486,800)	—
Proceeds from sale of The Reserve	—	—	71,559
Proceeds from sale of assets (other than The Reserve)	2,029	1,838	28
Decrease (increase) in deposits and other non-current assets	69	(1,039)	(1,405)

Net cash used in investing activities	(50,048)	(521,206)	(31,970)

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Amounts in Thousands)

	Years ended December 31,

	1999	2000	2001

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and long-term debt	19,047	788,227	395,269
Principal payments of notes payable, long-term debt and capitalized leases	(6,004)	(264,487)	(558,548)
Debt issuance costs	—	(20,838)	(7,467)
Proceeds from stock offering	—	—	94,228
Exercise of stock options	40	182	1,999

Net cash provided by (used in) financing activities	13,083	503,084	(74,519)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,678)	20,714	4,853
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	18,209	15,531	36,245

CASH AND CASH EQUIVALENTS — END OF YEAR	$15,531	$36,245	$41,098

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized	$23,474	$30,946	$44,583
Income taxes paid (refunds received)	$(3,192)	$(2,162)	$1,065
NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets with capital leases	$153	$4,531	$—
Acquisition of assets with notes payable	$—	$3,641	$264

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

     The consolidated financial statements of Ameristar Casinos, Inc., a Nevada corporation (“ACI” or the “Company”) include the accounts of the Company and its wholly-owned subsidiaries. The Company’s principal subsidiaries are Cactus Pete’s, Inc. (“CPI”), Ameristar Casino Vicksburg, Inc. (“ACVI”), Ameristar Casino Council Bluffs, Inc. (“ACCBI”), Ameristar Casino Kansas City, Inc. (“ACKCI”) and Ameristar Casino St. Charles, Inc. (“ACSCI”). ACI also owns A.C. Food Services, Inc., a purchasing subsidiary, Ameristar Casino St. Louis, Inc., a subsidiary formed to pursue a gaming license in South St. Louis County, Missouri, and Ameristar Casino Las Vegas, Inc. (“ACLVI”), which owned and operated The Reserve Hotel Casino in Henderson, Nevada, in metropolitan Las Vegas, until it sold the property in January 2001. All significant intercompany accounts and transactions have been eliminated from the accompanying consolidated financial statements.

     CPI owns and operates two casino-hotels in Jackpot, Nevada — Cactus Petes Resort Casino and The Horseshu Hotel and Casino. ACVI owns and operates Ameristar Vicksburg, a riverboat-themed dockside casino and related hotel and other land-based facilities in Vicksburg, Mississippi. ACCBI owns and operates Ameristar Council Bluffs, a riverboat casino and related hotel and other land-based facilities in Council Bluffs, Iowa that serves the Council Bluffs and Omaha, Nebraska metropolitan area. ACKCI owns a master-planned gaming and entertainment facility in Kansas City, Missouri, which features a casino, hotel, cinema multiplex and restaurants. ACSCI owns a permanently moored riverboat casino in St. Charles, Missouri that serves the St. Louis metropolitan area.

     The gaming licenses granted to ACSCI, ACKCI, ACVI and ACCBI must be periodically renewed by the respective state gaming authorities to continue gaming operations. In addition, ACCBI’s gaming operations are subject to a county-wide reauthorizing referendum every eight years, commencing in 2002.

Note 2 — Summary of significant accounting policies

Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market, due to the short-term maturities of these instruments.

Accounts receivable

     Gaming receivables are included as part of the Company’s accounts receivable balance. An allowance of $0.6 million and $0.2 million at December 31, 2000 and 2001, respectively, has been applied to reduce receivables to amounts anticipated to be collected.

Inventories

     Inventories primarily consist of food and beverage items, gift shop and general store retail merchandise, engineering and slot supplies, uniforms, linens, china, and other general supplies. Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted average basis.

Depreciation and capitalization

     Property and equipment are recorded at cost, including interest charged on funds borrowed to finance construction. Interest of $0.6 million, $1.4 million, and $17.8 million was capitalized for the years ended December 31, 1999, 2000, and 2001, respectively. Betterments, renewals and repairs that extend the life of an asset are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. For major renovation projects, assets to be disposed of are identified and the Company writes down the value of these assets to realizable value when disposed of. Costs of major renovation projects are capitalized in accordance with existing policies.

     Depreciation is provided on the straight-line method. Amortization of building and furniture, fixtures and equipment under capitalized leases is provided over the shorter of the estimated useful life of the asset or the term of the associated lease (including lease renewal or purchase options the Company expects to exercise). Depreciation and amortization is provided over the following estimated useful lives:

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

Derivative Instruments and Hedging Activities

     The Company seeks to manage interest rate risk associated with variable rate borrowings through the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133”, which the Company adopted on January 1, 2001. SFAS No. 133 requires that derivative financial instruments be recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income. See “Note 5 — Notes payable and long-term debt” for additional discussion of the derivative instruments.

Gaming revenues

     In accordance with industry practice, the Company recognizes as gaming revenues the net win from gaming activities, which is the difference between gaming wins and losses. Gross revenues include the retail value of complimentary food, beverage and lodging services furnished to customers. The retail value of these promotional allowances is deducted to compute net revenues. The estimated departmental costs of providing such promotional allowances are included in casino operating expenses and consist of the following:

	Years ended December 31,

	1999	2000	2001

	(Amounts in Thousands)
Food and beverage	$20,189	$20,552	$22,632
Room	1,336	1,089	1,550
Other	1,382	1,303	3,638

	$22,907	$22,944	$27,820

     The Company’s players’ clubs allow customers to earn certain complimentary services and/or cash rebates based on the volume of the customers’ gaming activity. The Emerging Issues Task Force (“EITF”) Issue 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future” (“EITF 00-22”), was effective beginning in the first quarter of 2000 and requires that progress towards earning points for cash-based loyalty programs be recorded as a reduction of revenue, including reclassifying prior period amounts. Previously, the Company accounted for its players’ clubs in accordance with EITF 00-22, except that the Company recorded the charge for progress towards the complimentary services/cash rebates as a casino department expense. The Company has reclassified these charges totaling $7.0 million and $7.9 million for the years ended December 31, 1999 and 2000, respectively, as a reduction of casino revenue.

Advertising

     The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $10.7 million, $11.6 million, and $17.6 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Preopening costs and business development expenses

     Preopening costs primarily represent direct personnel and other operating costs incurred prior to the opening of new facilities and are expensed as incurred in accordance with American Institute of Certified Public Accountants’ Statement of Position No. 98-5 “Reporting on the Costs of Start-up Activities,” which became effective January 1, 1999 (“SOP 98-5”). The adoption of SOP 98-5 did not have a material impact on the Company’s operations in 1999, 2000, or 2001 since the Company was not developing any new facilities.

     Business development expenses are general costs incurred in connection with identifying, evaluating and pursuing opportunities to expand into existing or emerging gaming jurisdictions. Such costs include, among others, legal fees, land option payments and fees for applications filed with regulatory agencies and are expensed as incurred. During the year ended December 31, 2000, the Company incurred $2.0 million of business development expenses, classified as selling, general, and administrative expenses, for its abandoned efforts to obtain a gaming license in South St. Louis County, Missouri.

Federal income taxes

     Income taxes are recorded in accordance with SFAS 109, “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Recently issued accounting standards

     Impairment of long-lived assets

     Prior to January 2002, the Company accounted for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets”, effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 and portions of other accounting statements. The provisions applicable to the Company are substantially the same as those applied under SFAS No. 121.

     SFAS No. 121 and SFAS No. 144 require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company reviews long-lived assets for such events or changes in circumstances at each balance sheet date. If a long-lived asset is to be held and used, the Company assesses recoverability based on the future undiscounted cash flows of the related asset over the remaining life compared to the asset’s book value. If an impairment exists, the asset is written down to fair value, based on quoted market prices or another valuation technique, such as discounted cash flow analysis.

     If a long-lived asset is to be sold, the asset is reported at the lower of carrying amount or fair value less cost to sell, with fair value measured as discussed above. The Company recognized a $57.2 million impairment loss related to the sale of The Reserve in 2000, as discussed more fully in “Note 9 - Sale of The Reserve”.

     Excess of purchase price over fair market value of net assets acquired

     In connection with the December 2000 acquisition of the Missouri properties, the Company recorded an excess of purchase price over fair market value of net assets acquired (“goodwill”). See “ Note 10 — Pro forma data” for more detail on this transaction. The Company amortized goodwill through December 31, 2001.

     In June 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. The primary impact on the Company is that goodwill will no longer be amortized beginning January 1, 2002. Goodwill amortization was $0.4 million, $0.3 million and $2.2 million for the years ended December 31, 1999, 2000 and 2001, respectively.

     Under SFAS No. 142, goodwill must be reviewed for impairment upon adoption and then no less frequently than annually, using a fair value assessment approach. As of December 31, 2001, the balance of goodwill was $83.2 million, which will continue to be reduced through 2016 by annual tax benefits of $1.2 million resulting from differences in the values assigned to certain purchased assets for financial reporting and tax purposes. This benefit will reduce the Company’s annual federal income tax payable without effecting income tax expense. The Company is currently reviewing goodwill to determine whether any impairment exists. Goodwill will be reviewed at least annually for impairment and more frequently if events or circumstances indicate a possible impairment.

Reclassifications

     Certain reclassifications, having no effect on net income, have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

Note 3 — Accrued liabilities

     Accrued liabilities consist of the following:

	December 31,

	2000	2001

	(Amounts in Thousands)
Compensation and related benefits	$12,643	$11,480
Interest	2,986	15,939
Taxes other than income taxes	8,089	10,427
Players’ clubs	6,220	3,125
Progressive slot machine jackpots	4,638	4,726
Deposits and other accruals	6,798	5,951

	$41,374	$51,648

Note 4 — Federal and state income taxes

     The provision (benefit) for income taxes consists of the following:

	Years ended December 31,

	1999	2000	2001

	(Amounts in Thousands)
Taxes on income from continuing operations:
Federal income taxes	$340	$(17,981)	$15,648
State income taxes	—	—	733
Tax benefit from extraordinary item	—	(3,479)	—
Tax benefit from cumulative effect of change in accounting principle	—	—	(73)

	$340	$(21,460)	$16,308

     The components of the income tax provision (benefit) are as follows:

	Years ended December 31,

	1999	2000	2001

	(Amounts in Thousands)
Current	$(1,250)	$—	$733
Deferred	1,590	(21,460)	15,575

	$340	$(21,460)	$16,308

     The reconciliation of income tax at the federal statutory rates to income tax expense is as follows:

	Years ended December 31,

	1999	2000	2001

Federal statutory rate	34.0%	(35.0)%	35.0%
State income tax expense	—	—	1.0
Nondeductible political and lobbying costs	11.0	—	0.3
Nondeductible meals and entertainment	4.2	0.1	0.1
Other nondeductible expenses	13.2	0.2	0.1
Previously unrecognized credit carryforwards	—	—	(3.5)

	62.4%	(34.7)%	33.0%

     Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax liability consisted of the following:

	December 31,

	2000	2001

	(Amounts in Thousands)
Deferred tax assets:
Accrued expenses	$2,465	$2,195
Alternative minimum tax credit	2,045	2,126
Net operating loss carryforwards	20,710	21,427
Impairment loss on assets held for sale	20,004	—
Other	2,430	5,684

Total deferred tax assets	47,654	31,432

Deferred tax liabilities:
Property and equipment	(47,021)	(40,758)
Other	(3,747)	(5,380)

Total deferred tax liabilities	(50,768)	(46,138)

Net deferred tax liability	$(3,114)	$(14,706)

The excess of the alternative minimum tax over regular federal income tax is a tax credit which can be carried forward indefinitely to reduce future federal income tax liabilities. At December 31, 2001, the Company has available $61.2 million of unused operating loss carryforwards that may be applied against future taxable income. The unused operating loss carryforwards will expire in 2018 through 2021. No valuation allowance has been provided against deferred tax assets as the Company believes it is more likely than not that deferred tax assets are realizable based on expected future taxable income.

Note 5 — Notes payable and long-term debt

     Notes payable and long-term debt consist of the following:

	December 31,

	2000	2001

	(Amounts in Thousands)
Senior credit facilities, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following facilities:
Revolving credit facility, at variable interest (11.8 percent at December 31, 2000 and 5.2 percent at December 31, 2001), through December 20, 2005	$75,000	$6,000
Revolving term loan facility, at variable interest (11.8 percent at December 31, 2000 and 5.2 percent at December 31, 2001), through December 20, 2005	—	12,000

	December 31,

	2000	2001

	(Amounts in Thousands)
Term loan A, at variable interest (11.8 percent at December 31, 2000 and 5.2 percent at December 31, 2001), principal due quarterly, through December 20, 2005	75,000	33,376
Term loan B, at variable interest (12.3 percent at December 31, 2000 and 5.7 percent at December 31, 2001), principal due quarterly, through December 20, 2006	175,000	103,464
Term loan C, at variable interest (12.5 percent at December 31, 2000 and 5.9 percent at December 31, 2001), principal due quarterly, through December 20, 2007	150,000	88,683
Senior subordinated credit facility, unsecured, variable interest (11.0 percent at December 31, 2000), paid in full in February 2001	300,000	—
Senior subordinated notes, secured, 10.75 percent fixed interest, payable semi-annually, principal due February 2, 2009 (net of $4,455 discount)	—	375,545
Other	11,077	11,436

	786,077	630,504
Less: Current maturities	8,956	8,433

	$777,121	$622,071

     Maturities of the Company’s borrowings for the next five years as of December 31, 2001 are as follows (amounts in thousands):

2002	$8,433
2003	13,181
2004	17,841
2005	25,340
2006	100,538
Thereafter	465,171

$630,504

Senior credit facilities

     On December 20, 2000, the Company refinanced substantially all of its long-term debt with new $575 million senior credit facilities provided by a group of lenders led by affiliates of Deutsche Bank AG and a $300 million senior subordinated credit facility provided by a group of lenders also led by affiliates of Deutsche Bank AG. In connection with the refinancing, the Company repurchased through a tender offer $100 million in aggregate principal amount of its

10.5 percent senior subordinated notes due 2004 and repaid and terminated its previous $115 million revolving credit facility and approximately $30.2 million of other indebtedness. As a result of the early repurchase of the 10.5 percent senior subordinated notes issued in 1997 and the early termination of a previous credit facility, during 2000, the Company incurred an extraordinary charge of $6.6 million (net of associated tax benefit of $3.5 million). This extraordinary charge was comprised of the premium paid to the noteholders, unamortized discount on the notes and the write-off of related loan costs and fees.

     The Company’s senior credit facilities consist of a revolving credit facility, a revolving term loan facility and term loans A, B and C. At December 31, 2001, the Company had $124.6 milion available for borrowing under the senior credit facilities. Each of these facilities bears interest at a variable rate based on LIBOR (eurodollar loans) or the prime rate (base rate loans) plus a margin. For the revolving credit facility, the revolving term loan facility and the term loan A, the interest rate margin fluctuates based on the leverage ratio, which is the ratio of the consolidated debt to latest twelve months EBITDA, as defined, and ranges from 1.50 percent to 3.25 percent in the case of eurodollar loans and from 0.50 percent to 2.25 percent in the case of base rate loans. For term loans B and C, the margins are fixed at 3.75 percent and 4.00 percent, respectively, in the case of eurodollar loans, and at 2.75 percent and 3.00 percent, respectively, in the case of base rate loans. In the case of eurodollar loans, the Company has the option of electing a one, two, three, or six-month interest period, with interest payable at the earlier of three months from the initial borrowing date or renewal date and expiration of interest period selected.

     The revolving term loan facility converts to a term loan on December 31, 2002. The revolving credit facility, the revolving term loan facility and the term loan A all mature on December 20, 2005. The term loan B matures on December 20, 2006 and the term loan C matures on December 20, 2007. The term loan A is subject to mandatory quarterly principal repayments increasing from $0.9 million in the first quarter of 2002 to $3.1 million in 2005. The term loan B is subject to mandatory quarterly principal repayments of $0.3 million from the first quarter of 2001 through 2005 and $24.8 million in 2006. The term loan C is subject to mandatory quarterly principal repayments of $0.2 million from the first quarter of 2002 through 2006 and $21.1 million in 2007. All mandatory principal repayments have been made through December 31, 2001.

     In addition to making all required quarterly principal repayments under the senior credit facilities, in 2001 the Company prepaid and permanently reduced the senior credit facilities as follows:

•	In January 2001, upon the closing of the sale of The Reserve, the Company partially repaid and permanently reduced the revolving loan commitment and the term loan A by a total of $50 million;

•	In February 2001, upon the issuance of the Company’s 10.75% senior subordinated notes (described below), the Company prepaid the term loan B and term loan C by a total of $50 million; and

•	In December 2001, upon the Company’s sale of 4.9 million shares of common stock in a secondary public offering, the Company prepaid the term loans on a pro rata basis by a total of $94.2 million.

     The senior credit facilities contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as promises to maintain certain financial ratios and tests within defined parameters. As of December 31, 2001, the Company was required to maintain a maximum of 3:1 senior debt ratio, defined as senior debt divided by EBITDA (as defined) and a maximum of a 5:1 total debt ratio, defined as consolidated debt divided by EBITDA. As of December 31, 2001, the Company’s senior debt and total debt ratios were 1.57:1 and 4.09:1, respectively.

     As of December 31, 2001, the Company was required to maintain a minimum fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of 1.50:1. As of December 31, 2001, the Company’s fixed charge coverage ratio was 2.20:1. The senior credit facilities also limit the Company’s aggregate capital expenditures in each year. For the period from December 20, 2000 through December 31, 2001, the Company was limited to a maximum of $26 million of capital expenditures in addition to capital expenditures of $110 million in connection with the St. Charles expansion project, $9.5 million in connection with the ongoing renovation project at Ameristar Vicksburg and $8.0 million in connection with the ongoing renovation project at Ameristar Council Bluffs. As of December 31, 2001, the Company was in compliance with the capital expenditure covenant. The senior credit facilities also require the Company to maintain a consolidated tangible net worth (as defined) of at least $23 million plus 50 percent of net income (without any reduction for net losses) as of the end of each quarter plus net proceeds of certain equity offerings and stock options exercised. As of December 31, 2001, the Company’s consolidated tangible net worth was $21.9 million more than required by this covenant.

Senior subordinated credit facility

     On December 20, 2000, the Company obtained a $300 million senior subordinated credit facility provided by a group of lenders led by affiliates of Deutsche Bank AG. This credit facility served as the interim financing for the Company’s acquisition of the Missouri properties until it was retired using proceeds from the 10.75% senior subordinated notes in February 2001. During the first quarter of 2001, the Company amortized $3.5 million ($2.3 million net of tax) of debt issuance costs to interest expense related to the senior subordinated credit facility.

Senior subordinated notes

     On February 2, 2001, the Company issued $380 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. The notes were issued at a discount, resulting in an effective yield of 11.0%. The proceeds of the offering were used (1) to repay the $300 million in principal amount outstanding under the senior subordinated credit facility and accrued interest thereon, (2) to partially repay and permanently reduce the term loan B and term loan C under the Company’s senior credit facilities by a total of $50 million, (3) to partially repay the revolving credit facility under the Company’s senior credit facilities by $13.7 million and (4) for working capital purposes. The notes are unsecured and rank junior to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior credit facilities.

     The 10.75% senior subordinated notes were issued by the Company, and all of the Company’s current subsidiaries (the “Guarantors”) have jointly and severally, and fully and unconditionally, guaranteed the notes. Each of the Guarantors is a wholly owned subsidiary of the Company, and the Guarantors constitute all of the Company’s direct and indirect subsidiaries. The Company is a holding company with no operations or material assets independent of those of the Guarantors, other than its investment in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity on a consolidated basis of the Company. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

Interest rate collar and swap agreements

     In 1997, the Company entered into an interest rate collar agreement with Wells Fargo Bank to manage interest expense. The agreement, which covered $50.0 million of the borrowings under the previous credit facility and covers $50.0 million of the eurodollar borrowings under the revolving term loan facility and the term loan A, terminates on June 30, 2003. The Company has a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. In 2000 and 2001, the Company paid approximately $0 and $0.6 million, respectively, in interest as a result of this agreement. In addition, the Company recognized the value of the collar agreement ($1.9 million at December 31, 2001) in other long-term liabilities in the accompanying consolidated balance sheets. Because the collar agreement is not a highly effective hedge, the change in fair value was recorded as additional interest expense during the year ended December 31, 2001. The Company also recognized $0.1 million, net of tax, as a cumulative effect of change in accounting principle upon adoption of SFAS No. 133 (see Note 2).

     In April 2001, the Company entered into an interest rate swap agreement to fix the interest rate on $100 million of LIBOR borrowings under the senior credit facilities at 5.07 percent plus the applicable margin. The interest rate swap agreement is expected to be highly effective as a hedging instrument as long as sufficient LIBOR-based borrowings are outstanding under the senior credit facilities. Any ineffectiveness, however, will be recorded in the Company’s condensed consolidated income statements as additional interest expense. No ineffectiveness was recognized in 2001. The value of the swap agreement ($3.0 million as of December 31, 2001) has been recorded in other long-term liabilities in the accompanying consolidated balance sheets, with a corresponding reduction in stockholders’ equity, net of tax, recorded as accumulated other comprehensive loss. This deferred loss will be recognized as additional interest expense as the Company makes periodic interest payments. The Company paid $0.9 million of additional interest expense in 2001 as a result of this agreement.

Fair value of long-term debt

     The estimated fair value of the Company’s long-term debt at December 31, 2000 was approximately the same as its book value of $777.1 million because primarily all long-term debt carried variable interest rates. The estimated fair value of the Company’s long-term debt at December 31, 2001 was approximately $669.2 million, compared to its book value of $630.5 million, based on the quoted market price of the senior subordinated notes. Primarily all other long-term debt carries variable interest rates.

Note 6 — Leases

Capital leases

     The Company has various capital leases for slot machines, restaurant equipment, and computer and other equipment. These leases have interest rates ranging from 5.1% to 11.7% and require aggregate monthly payments of $123,000 as of December 31, 2001.

     Future minimum lease payments required under capitalized leases for the five years subsequent to December 31, 2001 are as follows (amounts in thousands):

2002	$1,456
2003	1,396
2004	786
2005	25
2006	25
Thereafter	429

4,117
Less: Amount representing interest	763

Present value of minimum lease payments	$3,354

Operating leases

     ACI leases office space in Las Vegas, Nevada to serve as its corporate offices. Monthly payments are approximately $63,000 plus the Company’s share of certain common area maintenance expenses. Payments under the leases are subject to annual escalation clauses corresponding to increases in the cost of living. The Company recorded rental expense of approximately $0.6 million, $0.6 million, and $0.8 million under these leases in the years ended December 31, 1999, 2000 and 2001, respectively.

     In November 1999, the Company entered into a three-year lease (with renewal options for an additional 18 years) for a portion of the land on which Ameristar Vicksburg is situated. The lease initially requires quarterly payments of approximately $20,000. The lease contains a purchase option exercisable at various times during the term of the lease.

Note 7 — Benefit plans

401(k) plan

     The Company maintains a defined contribution 401(k) plan which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50 percent of the first four percent of each participating employee’s compensation. Plan participants can elect to defer before-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company’s matching contributions were $0.6 million, $0.6 million, and $1.1 million for the fiscal years ended December 31, 1999, 2000, and 2001, respectively. Neither the Company’s 401(k) plan nor any other Company benefit plan holds or invests in shares of the Company’s common stock or derivative securities based on the Company’s common stock.

Insurance plan

     The Company has a qualified employee insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $7.5 million, $9.8 million, and $15.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Stock incentive plans

     The Company has various stock incentive plans for directors, officers, employees, consultants and advisers of the Company. The plans permit grants of options to purchase common stock intended to qualify as incentive stock options or non-qualified stock options and also provides for grants of restricted stock. The maximum number of shares available for issuance under the plans is approximately 4.6 million, subject to certain limitations. To date, the Company has not granted any awards of restricted stock. The Compensation Committee of the Board of Directors administers the plans and has broad discretion to establish the terms of stock option awards, including without limitation the power to set the term (up to 10 years), vesting schedule and exercise price of stock option awards.

     In December 2000, in connection with the Company’s acquisition of two properties in Missouri (see “Note 10 — Pro forma data”), the Company granted 675,000 options to four members of the Missouri properties’ senior management team. These options have an exercise price of $4.64 per share and the market price on the date of grant was $5.56 per share, resulting in compensation expense to be recognized over the vesting period of the options. Options to purchase 270,000 shares vest equally over a four-year period from January 1, 2002 through December 31, 2005. The remaining options vest on December 31, 2007, subject to accelerated vesting from December 2001 through December 2005 based on the Missouri properties’ meeting certain annual performance targets (as established annually by the Board of Directors or a Committee thereof). Based on the performance of the Missouri properties in 2001, the vesting of 60,752 stock options was accelerated to December 31, 2001. If all of the members of the Missouri management team were to leave the employment of the

Company prior to December 31, 2007, the Company would recognize compensation expense of $0.8 million based on the spread between the exercise price of the stock options that vested as of December 31, 2001 and the Company’s stock price on the date the performance targets were set. See also “Note 13 — Subsequent events.”

     Summary information for stock option grants under the Company’s plans is as follows:

	Years ended December 31,

	1999		2000		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,140,110	$2.68	1,441,510	$2.99	3,223,979	$4.05
Granted	579,170	3.52	1,969,542	4.67	448,450	11.13
Exercised	(15,264)	2.64	(67,699)	2.69	(515,908)	3.26
Canceled	(262,506)	2.86	(119,374)	2.25	(540,924)	4.11

Outstanding at end of year	1,441,510	2.68	3,223,979	4.05	2,615,597	5.36

Options exercisable at end of year	382,184	$2.78	608,632	$3.06	502,001	$3.54
Options available for grant at end of year	1,158,490		1,293,058		1,393,532

     Following is a summary of the status of stock options outstanding at December 31, 2001:

	Outstanding Options			Exercisable Options

Exercise		Weighted Average	Weighted Average		Weighted Average
Price Range	Number	Remaining Life	Exercise Price	Number	Exercise Price

$2.64	412,110	6.0	$2.64	249,868	$2.64
$2.75-$4.59	447,776	7.9	3.72	90,603	3.61
$4.64	675,000	9.0	4.64	60,752	4.64
$4.72-$6.75	758,261	8.8	5.13	99,778	4.96
$7.54-$10.55	112,250	9.3	8.19	—	—
$12.56-$17.74	160,100	9.6	14.16	1,000	16.00
$18.56-$23.61	50,100	9.8	21.18	—	—

	2,615,597	8.4	5.36	502,001	3.54

     The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under SFAS No. 123, “Accounting for Stock-Based Compensation”, all employee stock option grants are considered compensatory. SFAS No. 123 provides, among other things, that companies may elect to account for employee stock options using APB 25. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts in the following table. The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted average fair value of the options granted. The model assumes no expected future dividend payments on the Company’s common stock for the options granted in 1999, 2000 and 2001.

	Years ended December 31,

	1999	2000	2001

	(Amounts in Thousands, Except Per Share Data)
Net income (loss):
As reported	$205	$(40,307)	33,154
Pro forma	(246)	(40,989)	31,649
Basic earnings (loss) per share:
As reported	$0.01	$(1.98)	1.59
Pro forma	(0.01)	(2.01)	1.51
Diluted earnings (loss) per share:
As reported	$0.01	$(1.98)	1.51
Pro forma	(0.01)	(2.01)	1.44
Weighted average assumptions:
Expected stock price volatility	58%	54%	54%
Risk-free interest rate	5.8%	5.6%	4.6%
Expected option lives (years)	5	5	5
Estimated fair value per share of options granted	$1.94	$2.73	$5.83

Note 8 — Earnings per share

     The Company calculates earnings per share in accordance with SFAS 128, “Earnings Per Share”. Basic earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. All outstanding stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 1999 and 2000 because the dilutive effect was not significant in 1999 and the effect of including the options would have been anti-dilutive in 2000. For 2001, all outstanding options are dilutive and have been included in the calculation of earnings per share.

     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consists of the following:

	Years ended December 31,

	1999	2000	2001

	(Amounts in Thousands)
Weighted average number of shares outstanding — basic earnings per share	20,362	20,401	20,906
Dilutive effect of stock options	—	—	1,002

Weighted average number of shares outstanding — diluted earnings per share	20,362	20,401	21,908

Note 9 — Sale of The Reserve

     On October 17, 2000, the Company, through ACLVI, agreed to sell substantially all of the assets of The Reserve to a wholly owned subsidiary of Station Casinos, Inc. On January 29, 2001, the Company completed its planned sale of The Reserve for a total consideration of approximately $71.6 million. The proceeds from the sale of The Reserve were used (1) to partially repay and permanently reduce the revolving loan commitment and the term loan A under the Company’s senior credit facilities by a total of $50 million, (2) to repay revolving loans under the Company’s senior credit facilities (which remain available for future borrowing), and (3) to repay certain indebtedness associated with the assets sold in the transaction.

     The sale of The Reserve resulted in a loss of approximately $57.2 million. This impairment loss was recorded in 2000 as required by SFAS No. 121. The following table shows certain financial information of The Reserve for the periods indicated:

	December 31,

	2000	2001

	(Amounts in Thousands)
Net revenues (1)	$62,082	$5,046
Income (loss) from operations (2)	(57,321)	67

(1)	Net revenues for 2000 and 2001 have been adjusted to account for the players points reclassification in compliance with EITF 00-22.

(2)	Includes an impairment loss of $57.2 million for the year ended December 31, 2000.

Note 10 — Pro forma data

     On December 20, 2000, the Company, through two newly-formed wholly owned subsidiaries, completed its acquisitions of substantially all of the assets of two gaming properties in St. Charles and Kansas City, Missouri (the “Acquisitions”). The total purchase price for the Acquisitions, net of cash acquired, was $486.8 million. The Acquisitions were financed with a portion of the proceeds from the senior credit facilities and the Company’s senior subordinated credit facility (which was subsequently refinanced with a portion of the proceeds of the senior subordinated notes). The excess of purchase price over fair market value of net assets acquired was assigned a useful life of 40 years. See also “Note 2 — Summary of significant accounting policies.”

     In January 2001, the Company sold The Reserve Hotel Casino for approximately $71.6 million in a separate transaction.

     The following unaudited pro forma data summarizes the Company’s results of operations for the periods indicated as if the Acquisitions and the sale of The Reserve had occurred as of January 1, 2000. This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company’s actual results would have been had the Acquisitions and the sale of The Reserve been completed on January 1, 2000 or of future financial results.

	December 31,

	2000	2001

	(Amounts in Thousands,
	Except Per Share Data)

Net revenues	$582,443	$621,776
Income before extraordinary loss and cumulative effect of change in accounting principle	16,792	33,703
Basic earnings per share	0.82	1.61
Diluted earnings per share	0.82	1.54

Note 11 — Commitments and contingencies

     Litigation. From time to time, the Company is a party to litigation which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the Company.

     Self-Funded Employee Health Care Insurance Program. The Company’s employee-related health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported. At December 31, 2000 and 2001, the Company’s liabilities for unpaid and incurred but not reported claims totaled $1.6 million and $2.3 million, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover future claims’ payments.

Note 12 — Related party transactions

     The Company engages Neilsen & Company, L.L.C., a company that is owned and controlled by Craig H. Neilsen, the Company’s president, chief executive officer and chairman, to provide certain professional services, office space and other equipment and facilities. The Company also leases from Neilsen & Company two condominiums in Sun Valley, Idaho, which it makes available at no charge to management personnel and certain business associates with the objective of strengthening management morale and maintaining goodwill with important business contacts. Until 1999, the Company also leased office space from the Lynwood Shopping Center, which was controlled by Mr. Neilsen. In addition, Intermountain Express, Inc. (“Intermountain”), a transportation concern owned and controlled by Mr. Neilsen, provided CPI with package delivery services between Jackpot, Nevada and Twin Falls, Idaho until July 2000. CPI provided contracted driver services and miscellaneous other supplies to Intermountain until 2000.

     Total payments to these related parties were $96,000, $76,000, and $69,000 for the years ended December 31, 1999, 2000, and 2001, respectively. CPI was paid $21,000, $23,000, and $0 during 1999, 2000 and 2001, respectively, by Intermountain for services and supplies.

     In management’s opinion, at the time the above described transactions were entered into, they were in the best interest of the Company and on terms as fair to the Company as could have been obtained from unaffiliated parties.

     In December 2001, the Company completed a public offering of 6,900,000 shares of its common stock at $20.50 per share. Of the shares sold, 4,900,000 were sold by the Company and 2,000,000 were sold by Mr. Neilsen. The Company incurred approximately $950,000 for expenses related to the stock offering, including expenses (other than underwriting discounts and commissions) paid on behalf of Mr. Neilsen as required pursuant to registration rights held by Mr. Neilsen.

Note 13 — Subsequent events (unaudited)

     In February 2002, John Finamore, the President of Missouri Operations, left the employment of the Company. As a result of Mr. Finamore’s departure, in the first quarter of 2002: (1) 307,807 unvested stock options previously granted to Mr. Finamore were cancelled; (2) the Company recorded a compensation expense relating to certain severance payments made to Mr. Finamore, and (3) the Company recorded a compensation expense relating to the vested stock options held by Mr. Finamore, which vesting had been accelerated as described more fully in “Note 7 — Benefit plans — Stock incentive plans”.