Form 10-Q
period 2002-03-31
AMERISTAR CASINOS INC
filed 2002-05-15
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

As of May 10, 2002, 26,091,973 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

INDEX

Page No(s).

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

A. Condensed Consolidated Balance Sheets at December 31, 2001 and March 31, 2002 (unaudited)	3 - 4

B. Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2001 and 2002	5 - 6

C. Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2001 and 2002	7 - 8

D. Notes to Condensed Consolidated Financial Statements	9 - 12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	19

SIGNATURE	20

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Amounts in Thousands)

	December 31,	March 31,
	2001	2002

		(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$41,098	$45,800

Restricted cash	45	52

Accounts receivable, net	3,608	2,106

Inventories	5,206	5,291

Prepaid expenses	7,421	6,935

Deferred income taxes	3,452	4,274

Total current assets	60,830	64,458

PROPERTY AND EQUIPMENT

Net of accumulated depreciation and amortization of $149,945 and $158,633, respectively	720,515	783,213

EXCESS OF PURCHASE PRICE OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED	83,224	82,923

DEPOSITS AND OTHER ASSETS	28,023	26,304

TOTAL ASSETS	$892,592	$956,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)

	December 31,	March 31,
	2001	2002

		(Unaudited)
CURRENT LIABILITIES:

Accounts payable	$10,331	$6,560

Construction contracts payable	16,455	27,396

Accrued liabilities	51,648	44,664

Current obligations under capitalized leases	1,170	1,178

Current maturities of notes payable and long-term debt	8,433	8,329

Income tax payable	—	2,500

Total current liabilities	88,037	90,627

OBLIGATIONS UNDER CAPITALIZED LEASES, net of current maturities	2,184	1,887

LONG-TERM DEBT, net of current maturities	622,071	661,699

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	22,964	26,941

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.01 par value: Authorized – 30,000,000 shares; Issued – None	—	—

Common stock, $.01 par value: Authorized – 30,000,000 shares; Issued and outstanding - 25,858,771 shares at December 31, 2001 and 26,018,447 shares at March 31, 2002	258	260

Additional paid-in capital	141,302	143,628

Accumulated other comprehensive loss	(1,953)	(1,322)

Retained earnings	17,729	33,178

Total stockholders’ equity	157,336	175,744

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$892,592	$956,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months
	Ended March 31,

	2001	2002

REVENUES:

Casino	$133,043	$151,949

Food and beverage	17,652	18,516

Rooms	5,785	5,619

Other	4,132	4,145

	160,612	180,229

Less: Promotional allowances	8,481	10,105

Net revenues	152,131	170,124

OPERATING EXPENSES:

Casino	66,935	74,379

Food and beverage	12,027	11,202

Rooms	1,996	1,814

Other	2,860	2,751

Selling, general and administrative	32,543	34,466

Depreciation and amortization	9,004	10,096

Total operating expenses	125,365	134,708

Income from operations	26,766	35,416

OTHER INCOME (EXPENSE):

Interest income	111	48

Interest expense	(20,437)	(10,640)

Other	(48)	(49)

INCOME BEFORE INCOME TAX PROVISION AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	6,392	24,775

Income tax provision	2,396	9,326

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,996	15,449

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – adoption of SFAS No. 133, net of income tax benefit of $73	(135)	—

NET INCOME	$3,861	$15,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(continued)
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months
	Ended March 31,

	2001	2002

EARNINGS PER SHARE:

Income before cumulative effect of change in accounting principle:

Basic	$0.19	$0.60

Diluted	$0.19	$0.57

Net Income:

Basic	$0.19	$0.60

Diluted	$0.18	$0.57

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	20,497	25,964

Diluted	21,566	27,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months
	Ended March 31,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,861	$15,449

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	9,305	10,096

Amortization of debt issuance costs and debt discounts	4,006	1,107

Net loss on disposition of assets	—	43

Change in deferred income taxes	1,863	5,863

Decrease in other current assets	891	1,898

Increase (decrease) in other current liabilities	4,117	(8,732)

Total adjustments	20,182	10,275

Net cash provided by operating activities	24,043	25,724

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(16,872)	(72,133)

(Decrease) increase in construction contracts payable	(2,033)	10,941

Proceeds from sale of The Reserve	71,559	—

Other	(1,603)	61

Net cash provided by (used in) investing activities	51,051	(61,131)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes payable and long-term debt	377,976	42,000

Principal payments of notes payable, long-term debt and capitalized leases	(440,346)	(2,918)

Debt issuance costs	(6,791)	—

Proceeds from stock option exercises	339	1,027

Net cash (used in) provided by financing activities	(68,822)	40,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)
(Amounts in Thousands)
(Unaudited)

	Three Months
	Ended March 31,

	2001	2002

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,272	4,702

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	36,245	41,098

CASH AND CASH EQUIVALENTS – END OF PERIOD	$42,517	$45,800

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest (net of amounts capitalized)	$5,532	$19,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Principles of consolidation and basis of presentation

         The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“Ameristar” or “ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates six casino properties in five markets. The Company’s properties consist of Ameristar Casino Hotel Kansas City, located in Kansas City, Missouri; Ameristar Casino St. Charles, located in St. Charles, Missouri serving the St. Louis metropolitan area; Ameristar Casino Hotel Council Bluffs, located in Council Bluffs, Iowa serving the Omaha, Nebraska/Council Bluffs, Iowa metropolitan area; Ameristar Casino Hotel Vicksburg, located in Vicksburg, Mississippi; and Cactus Petes Resort Casino and The Horseshu Hotel & Casino, located in Jackpot, Nevada at the Idaho border. All significant intercompany transactions have been eliminated.

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

         The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Note 2 - Long-term debt

         The Company’s principal long-term debt is comprised of $374.5 million of senior credit facilities, of which $284.5 million was outstanding at March 31, 2002, and $380 million in aggregate principal amount of 10.75 percent senior subordinated notes due 2009. The senior credit facilities consist of a $75 million revolving credit facility, a $75 million revolving credit/term loan facility and term loans A, B and C (which had $6.0 million, $54.0 million, $32.7 million, $103.3 million and $88.5 million outstanding, respectively, as of March 31, 2002). Each of these facilities bears interest at a variable rate based on LIBOR or the prime rate plus an applicable margin. The senior credit facilities and the indenture governing the senior subordinated notes require ACI to comply with various financial and other covenants. As of March 31, 2002, ACI was in compliance with all covenants.

         All of ACI’s current subsidiaries (the “Guarantors”) have jointly and severally, and fully and unconditionally, guaranteed the senior subordinated notes. Each of the Guarantors is a wholly owned subsidiary of ACI, and the Guarantors constitute all of ACI’s direct and indirect subsidiaries. ACI is a holding company with no operations or material assets independent of those of the Guarantors, other than its investment in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity on a consolidated basis of the Company. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to ACI in the form of cash dividends, loans or advances.

         The Company seeks to manage interest rate risk associated with variable rate borrowings through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income. Under an interest rate swap agreement entered into in April 2001, the interest rate on $100 million of LIBOR borrowings under the senior credit facilities is fixed at 5.07 percent plus the applicable margin. As of March 31, 2002, the value of the swap agreement was $2.0 million, $1.0 million less than its value at December 31, 2001. This resulted in a corresponding reduction (net of tax) to previously-recorded accumulated other comprehensive loss in the accompanying consolidated balance sheets.

         Under an interest rate collar agreement, $50 million of LIBOR borrowings under the revolving credit/term loan facility and term loan A of the senior credit facilities have a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. The collar agreement terminates on June 30, 2003. At March 31, 2002, the value of the collar agreement ($1.8 million) was recorded as a liability in other long-term liabilities in the accompanying consolidated balance sheets. During the three months ended March 31, 2002, the Company reversed $0.1 million of previously-recorded interest expense as the result of a reduction in the value of the collar agreement from December 31, 2001 to March 31, 2002.

Note 3 — Earnings per share

         The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share is set forth in the table below. For the three months ended March 31, 2002, substantially all outstanding stock options have been included in the calculation of diluted earnings per share.

	Three Months
	Ended March 31,

	2001	2002

	(Amounts in Thousands)
Weighted average number of shares outstanding — basic earnings per share	20,497	25,964

Dilutive effect of stock options	1,069	1,068

Weighted average number of shares outstanding — diluted earnings per share	21,566	27,032

Note 4 — Commitments and contingencies

         Self-Funded Employee Health Care Insurance Program. The Company’s employee-related health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum are insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported. At December 31, 2001 and March 31, 2002, the Company’s liabilities for unpaid and incurred but not reported claims totaled $2.3 million and $2.4 million, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover future claims payments.

Note 5 — Comprehensive income (loss)

         Comprehensive income (loss) includes all changes in stockholders’ equity from non-owner sources during each period presented. For the three months ended March 31, 2002, comprehensive income includes changes in the fair value of the interest rate swap agreement described in Note 2 above.

	Three Months
	Ended March 31,

	2001	2002

	(Amounts in Thousands)
Net income	$3,861	$15,449

Adjustment to fair value of the interest rate swap agreement (net of tax effect)	—	631

Comprehensive income	$3,861	$16,080

Note 6 — Recently issued accounting standards

         In August 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets,” effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121 and portions of other accounting statements. The provisions applicable to the Company are substantially the same as those applied under SFAS No. 121 and the Company, therefore, does not believe that the adoption of SFAS No. 144 will have a material impact on its results of operations or financial position.

         In June 2001, the FASB the issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The primary impact on the Company is that the excess of purchase price over fair market value of the net assets acquired in connection with the acquisition of the Missouri properties in December 2000 (“goodwill”) is no longer being amortized as of January 1, 2002. Instead, goodwill must be reviewed at least annually for impairment and more frequently if events or circumstances indicate a possible impairment. The Company is currently reviewing goodwill to determine whether any impairment exists.

         During the quarter ended March 31, 2002, the Company did not record any goodwill amortization expense, compared to $0.4 million of goodwill amortization expense for the quarter ended March 31, 2001. As of March 31, 2002, the value of the goodwill was $82.9 million.

         The unaudited pro-forma data for the first quarter of 2001 set forth below summarizes the Company’s net income and earnings per share as if SFAS No. 141 and SFAS No. 142 were effective on January 1, 2001. First quarter 2002 data is shown for comparative purposes:

	Three Months
	Ended March 31,

	2001	2002

	(Amounts in Thousands,
	except per share data)
Net income:

Reported net income	$3,861	$15,449

Add back: goodwill amortization expense (net of tax)	281	—

Net income (2001 – as adjusted)	$4,142	$15,449

Basic earnings per share:

Reported basic earnings per share	$0.19	$0.60

Add back: goodwill amortization expense	0.01	—

Basic earnings per share (2001 – as adjusted)	$0.20	$0.60

Diluted earnings per share:

Reported diluted earnings per share	$0.18	$0.57

Add back: goodwill amortization expense	0.01	—

Diluted earnings per share (2001 – as adjusted)	$0.19	$0.57

         In December 2000, the Company acquired proprietary marketing information valued at $6.0 million as part of the purchase of the Missouri properties, which is being amortized over two years. As of March 31, 2002, accumulated amortization for this asset was $3.7 million. During the quarter ended March 31, 2002, the Company recognized $0.7 million in amortization expense relating to this asset.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with six properties in operation in Missouri, Iowa, Mississippi and Nevada. Our properties consist of Ameristar Casino Hotel Kansas City, located in Kansas City, Missouri; Ameristar Casino St. Charles, located in St. Charles, Missouri serving the St. Louis metropolitan area; Ameristar Casino Hotel Council Bluffs, located in Council Bluffs, Iowa serving the Omaha, Nebraska/Council Bluffs metropolitan area; Ameristar Casino Hotel Vicksburg, located in Vicksburg, Mississippi; and Cactus Petes Resort Casino and The Horseshu Hotel & Casino, located in Jackpot, Nevada at the Idaho border. We acquired the Missouri properties in late December 2000. We sold The Reserve Hotel Casino in Henderson (metropolitan Las Vegas), Nevada in late January 2001.

         Our operations experience some seasonality, with the winter months being the slower periods. Our quarterly and annual operating results may be affected by general economic conditions in the markets in which we operate, competitive pressures, the commencement of new gaming operations by us or our competitors, the amount of preopening costs, charges associated with debt refinancing and property acquisition and disposition transactions, construction at our existing facilities, legislative or regulatory changes in the markets in which we operate, general weather conditions and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

Results of Operations

         The following table highlights the consolidated results of operations and certain other financial information for our principal properties:

	Three Months
	Ended March 31,

	2001	2002

Net revenues

Ameristar Kansas City	$52,461	$54,127

Ameristar St. Charles	33,635	39,964

Ameristar Council Bluffs	28,952	38,018

Ameristar Vicksburg	18,629	23,940

Jackpot Properties	13,408	13,900

The Reserve (1)	5,046	—

Corporate and other	—	175

Consolidated net revenues	$152,131	$170,124

Operating income (loss)

Ameristar Kansas City	$12,505	$12,081

Ameristar St. Charles	9,432	11,269

Ameristar Council Bluffs	5,230	9,982

Ameristar Vicksburg	3,610	6,625

Jackpot Properties	1,762	2,566

The Reserve (1)	67	—

Corporate and other	(5,840)	(7,107)

Consolidated operating income	$26,766	$35,416

	Three Months
	Ended March 31,

	2001	2002

EBITDA (2)

Ameristar Kansas City	$15,568	$15,056

Ameristar St. Charles	10,183	12,374

Ameristar Council Bluffs	7,439	12,289

Ameristar Vicksburg	5,515	8,895

Jackpot Properties	2,774	3,550

The Reserve (1)	67	—

Corporate and other	(5,776)	(6,653)

Consolidated EBITDA	$35,770	$45,511

Operating income margins

Ameristar Kansas City	23.8%	22.3%

Ameristar St. Charles	28.0%	28.2%

Ameristar Council Bluffs	18.1%	26.3%

Ameristar Vicksburg	19.4%	27.7%

Jackpot Properties	13.1%	18.5%

The Reserve (1)	1.3%	—

Consolidated operating income margin	17.6%	20.8%

EBITDA margins (2)

Ameristar Kansas City	29.7%	27.8%

Ameristar St. Charles	30.3%	31.0%

Ameristar Council Bluffs	25.7%	32.3%

Ameristar Vicksburg	29.6%	37.2%

Jackpot Properties	20.7%	25.5%

The Reserve (1)	1.3%	—

Consolidated EBITDA margin	23.5%	26.8%

(1)	2001 operating results for The Reserve are through January 29, 2001, when we sold that property.

(2)	EBITDA consists of income from operations plus depreciation and amortization. EBITDA margin is EBITDA as a percentage of net revenues. EBITDA information is presented solely as a supplemental disclosure because management believes that it is a widely used measure of operating performance in the gaming industry. EBITDA should not be construed as an alternative to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. We have significant uses of cash flows, including capital expenditures, interest payments, income taxes and debt principal repayments, which are not reflected in EBITDA. It should also be noted that not all gaming companies that report EBITDA information calculate EBITDA in the same manner as we do.

         Consolidated net revenues for the three months ended March 31, 2002 increased to $170.1 million, up 11.8 percent from $152.1 million in the first quarter of 2001. Income from operations for the three months ended March 31, 2002 was $35.4 million compared to $26.8 million for the same period in 2001, representing an increase of 32.1 percent. Our EBITDA also improved to $45.5 million, up 27.1 percent from $35.8 million in the first quarter of 2001. Our improved performance in the first quarter of 2002 was driven primarily by the growth in casino activity at the Council Bluffs, Vicksburg and St. Charles properties. Each of our properties benefited from the continuing implementation of targeted marketing programs, enhanced operating systems and cost containment programs during the first quarter of 2002. In addition, during January and February 2002, our properties, other than the Jackpot Properties, were positively impacted by milder weather compared to the prior year. These factors led to an increase in our consolidated operating income margin from 17.6 percent in the first quarter of 2001 to 20.8 percent in the first quarter of 2002 and an increase in consolidated EBITDA margin from 23.5 percent to 26.8 percent. In addition to the benefit provided by our cost containment programs, these margin improvements reflect the positive operational leverage achieved at the higher revenue levels generated during the quarter.

         Ameristar Kansas City generated $54.1 million in net revenues during the first quarter of 2002 compared to $52.5 million during the same period in 2001, representing an increase of 3.0 percent. Ameristar Kansas City’s market share in the first quarter of 2002 improved to 33.0 percent, up from 32.5 percent in the first quarter of 2001. Despite the increase in revenues, income from operations and EBITDA at the Kansas City property were each down 3.2 percent to $12.1 million and $15.1 million, respectively, in the first quarter of 2002. We believe the stable operations at Ameristar Kansas City from the first quarter of 2001 to the first quarter of 2002 in general are positive since two of our three competitors in the market completed major facilities enhancements during 2001 and our operations in the 2002 quarter were somewhat disrupted by construction of the new parking garage. Nonetheless, management believes that Ameristar Kansas City has not performed to its full potential since we acquired the property in December 2000 and has been analyzing Ameristar Kansas City’s operations and the existing facilities to develop a strategy for improved performance.

         Net revenues at Ameristar St. Charles in the first quarter of 2002 were $40.0 million compared to $33.6 million in the first quarter of 2001, up 19.0 percent or $6.4 million. Ameristar St. Charles also improved its market share in the first quarter of 2002 to 19.9 percent, up from 17.6 percent in the first quarter of 2001. The St. Charles property benefited from strong growth in the St. Louis market as well as the introduction of new slot products during 2001. Ameristar St. Charles’ operating income of $11.3 million and EBITDA of $12.4 million represent increases of 20.2 percent and 21.6 percent, respectively, over the corresponding period in 2001. Operating income margin at the property remained stable at 28.2 percent for the first quarter of 2002 compared to 28.0 percent for the same period in 2001.

         Financial performance at Ameristar Council Bluffs continued its trend of substantial growth following the completion in the second quarter of 2001 of the total renovation and enhancement of the first two levels of the casino and the land-based amenities. The property generated $38.0 million in net revenues in the first quarter of 2002, up 31.0 percent from the same period a year earlier. Ameristar Council Bluffs posted operating income of $10.0 million and EBITDA of $12.3 million, increases of 92.3 percent and 66.2 percent, respectively. Ameristar Council Bluffs achieved a market share of 36.9 percent in the first quarter of 2002, up from 31.1 percent in the first quarter of 2001, representing an increase of 18.6 percent. Through March 31, 2002, Ameristar Council Bluffs had led the market in gaming revenues for seven consecutive months.

         Results at Ameristar Vicksburg also experienced substantial improvement from the renovations completed in the second quarter of 2001, which included the complete renovation of the casino and the addition of a new VIP players lounge and the Bottleneck Blues Bar. Net revenues at Ameristar Vicksburg were $23.9 million, operating income was $6.6 million and EBITDA was $8.9 million in the first quarter of 2002, increases of 28.5 percent, 83.3 percent and 61.8 percent, respectively, from the 2001 quarter. The property, which has led the Vicksburg market for seven consecutive years, improved its market share to 37.1 percent in the first quarter of 2002, up from 29.9 percent in the first quarter of 2001.

         The Jackpot Properties’ combined net revenues increased by 3.7 percent to $13.9 million for the three months ended March 31, 2002, compared to $13.4 million for the same period in 2001. This improvement is largely the result of an improved Southern Idaho economy in 2002, as partially offset by harsher winter weather in January and February 2002 compared to the same months in 2001. Income from operations increased to $2.6 million compared to $1.8 million for the same period in 2001, an increase of 44.4 percent. The increase is due mainly to the properties’ continuing emphasis on controlling costs. Operating income margin at the property improved from 13.1 percent for the quarter ended March 31, 2001 to 18.5 percent for the three months ended March 31, 2002.

         Consolidated depreciation and amortization expense for the three months ended March 31, 2002 increased to $10.1 million from $9.0 million in the same period in 2001. This increase is primarily due to the increase in depreciable assets resulting from the completed renovation and enhancement projects at Ameristar Council Bluffs and Ameristar Vicksburg. The increase in depreciation expense was partially offset by the elimination of goodwill amortization expense resulting from the adoption of SFAS Nos. 141 and 142, effective January 1, 2002, as described more fully in Note 6 to our Condensed Consolidated Financial Statements for the quarter ended March 31, 2002.

         Consolidated interest expense for the first quarter of 2002 was $10.6 million, down $9.8 million from the first quarter of 2001. This reduction reflects: (1) a $94.2 million reduction in our outstanding debt resulting from the application of the net proceeds from a 4.9 million share public offering of common stock by us in December 2001, (2) a lower average interest rate on the amounts outstanding, (3) increased capitalization of interest as a result of construction in progress at Ameristar St. Charles and Ameristar Kansas City, and (4) the write-off in the first quarter of 2001 of unamortized interim credit facility loan fees and pre-payment premiums on retired senior debt. Our total interest cost, before capitalizing interest associated with our ongoing construction projects, was $16.7 million in the first quarter of 2002 compared to $24.5 million in the same period in 2001.

         Our effective income tax rate for the three months ended March 31, 2002 was 37.6 percent versus the federal statutory rate of 35 percent. The difference between the effective rate and the statutory rate is due to state and local income taxes as well as certain expenses deducted in the current period for financial reporting purposes which are not deductible for tax purposes. At December 31, 2001, we had approximately $61.2 million of unused operating loss carryforwards (resulting from the sale of The Reserve in 2001 and other prior-year net operating losses) that may be used to offset future taxable income. We expect to exhaust these tax credits by the end of 2002.

         Net income for the quarter ended March 31, 2002 was $15.4 million, representing an increase of 295 percent over net income of $3.9 million for the quarter ended March 31, 2001. Diluted earnings per share improved to $0.57 in the first quarter of 2002, up from $0.18 for the first quarter of 2001, despite a 25.3 percent increase in the number of diluted shares outstanding principally resulting from the issuance of 4.9 million shares in our December 2001 public offering. In the first quarter of 2001, one-time charges to interest expense relating to the write-off of the unamortized interim credit facility loan fee and a prepayment premium on retired senior debt reduced net income by $2.3 million, or $0.11 per share. There were no similar charges in the first quarter of 2002.

Liquidity and Capital Resources

         Net cash provided by operating activities was $25.7 million for the three months ended March 31, 2002 compared to $24.0 million for the comparable period of 2001. This increase is due to improvements in operating results, as discussed under “Results of Operations” above, as partially offset by cash used to reduce current liabilities.

         Net cash used in investing activities in the 2002 quarter was $61.1 million, compared to $51.1 million provided by investing activities for the three months ended March 31, 2001. In the first quarter of 2002, we incurred $72.1 million in capital expenditures, primarily relating to the construction of the new casino and entertainment facility at Ameristar St. Charles and the new parking garage at Ameristar Kansas City. In the first quarter of 2001, we received $71.6 million in cash proceeds from the sale of The Reserve.

         Net cash provided by financing activities was $40.1 million in the first quarter of 2002, compared to $68.8 million of net cash used in financing activities for the three months ended March 31, 2001. During the first quarter of 2002, we borrowed $42.0 million to fund capital expenditures. During the quarter ended March 31, 2001, $50.0 million of proceeds from the sale of The Reserve were used to prepay and permanently reduce our senior credit facilities.

         At March 31, 2002, we had long-term debt of $670.0 million, an increase of $39.5 million from December 31, 2001. Our long-term debt is principally comprised of $374.5 million of senior credit facilities, of which $284.5 million was outstanding at March 31, 2002, and $380 million in aggregate principal amount of 10.75 percent senior subordinated notes due 2009. The senior credit facilities consist of a $75 million revolving credit facility, a $75 million revolving credit/term loan facility and term loans A, B and C (which had $6.0 million, $54.0 million, $32.7 million, $103.3 million and $88.5 million outstanding, respectively, as of March 31, 2002). The senior credit facilities and the indenture governing the senior subordinated notes require us to comply with various financial and other covenants. At March 31, 2002, we were in compliance with all required covenants.

         Our capital expenditures of $72.1 million for the three months ended March 31, 2002 include $49.3 million relating to the new casino and entertainment facility at Ameristar St. Charles, $9.9 million relating to the new parking garage at Ameristar Kansas City, and $12.9 million in other capital expenditures for equipment and maintenance at each of our properties. In addition to capital expenditures on equipment and maintenance at all of our properties, we currently expect to spend approximately $70 million relating to the new St. Charles facility and approximately $4 million relating to the parking garage at Ameristar Kansas City during the remainder of 2002. Our actual capital expenditures may vary based on budget modifications, construction schedule changes and other factors.

         The senior credit facilities limit the amount that we can spend on the St. Charles project to $110 million plus otherwise allowable capital expenditures, but we expect the cost of the project to exceed this amount. We will need to obtain a waiver of this limitation from our lenders, which we have recently requested. We cannot be sure our lenders will grant our request, and if we do not receive the requested waiver, the completion of the project will be significantly delayed.

         Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flow, bank debt and other debt financing. We believe our operating cash flow, existing cash and cash equivalents, and availability under the senior credit facilities will support our operations and liquidity requirements, including capital expenditure plans, through at least the end of the current fiscal year. At March 31, 2002, we had $82.6 million of available borrowing capacity under the senior credit facilities.

         We cannot give any assurance that we will be able to satisfy the financial covenants under the senior credit facilities, the senior subordinated notes or other debt instruments for purposes of incurring additional debt, including draws under the revolving credit facility or revolving credit/term loan facility, when necessary for the new St. Charles facility or other purposes. In addition, a failure to satisfy the financial covenants could require us to reduce our outstanding debt balance, which could adversely affect our liquidity, or result in an event of default under one or more debt instruments. Adverse changes in our operations or operating cash flow may affect our ability to satisfy these financial covenants.

         Upon the opening of the new casino and entertainment facility currently under construction at Ameristar St. Charles, we will no longer capitalize the interest payments associated with borrowings made to fund construction and we will recognize a significant increase in our base of depreciable assets. Accordingly, after the new facility at Ameristar St. Charles opens this summer, we expect to incur substantial additional interest expense and record significant additional charges to depreciation and amortization compared to periods prior to the new facility’s opening.

Significant Accounting Policies and Estimates

         We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, insurance reserves, purchase price allocations made in connection with our acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. We cannot assure you that our actual results will conform to our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed where appropriate in this section and in the notes to our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2001.

Forward-Looking Statements

         This Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of words such as “believes,” “anticipates,” “intends,” “expects,” “plans,” or words of similar meaning, in relation to us or our management. Similarly, statements that describe our future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects (including the new casino and entertainment facility at Ameristar St. Charles), regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to “Item 1. Business — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for a discussion of some of the factors, risks and uncertainties that could affect our future results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         As of March 31, 2002, we had $284.5 million outstanding under the senior credit facilities bearing interest at variable rates. Of this amount, $100 million is covered by an interest rate swap agreement that fixes the interest rate thereon and $50 million is covered by an interest rate collar agreement that sets a floor and ceiling for the interest rate thereon. Other than the borrowings under the senior credit facilities that are not covered by the interest rate swap agreement and $1.1 million in other long-term debt outstanding at March 31, 2002 (collectively, the “Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At March 31, 2002, the weighted average interest rate applicable to the Variable Rate Debt was 5.63 percent. An increase of one percentage point in the weighted average interest rate applicable to the Variable Rate Debt outstanding at March 31, 2002 would increase our annual interest cost by approximately $1.8 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements for additional amounts of principal under the senior credit facilities as market conditions warrant.

         Although we manage our short-term cash assets with a view to maximizing return with minimal risk, we do not invest in market rate-sensitive instruments for trading or other purposes and we are not exposed to foreign currency exchange risks or commodity price risks.

PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed as part of this report

None.

(b)	Reports on Form 8-K

None.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant

Date: May 15, 2002	By:	-s- Thomas M. Steinbauer

Thomas M. Steinbauer Senior Vice President of Finance and Treasurer (Principal Financial Officer)