Form 10-Q
period 2002-06-30
AMERISTAR CASINOS INC
filed 2002-08-14
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of August 12, 2002, 26,117,918 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

INDEX

Page No(s).

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements:
A. Condensed Consolidated Balance Sheets at December 31, 2001 and June 30, 2002 (unaudited)	3 - 4
B. Condensed Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2001 and June 30, 2002	5 - 6
C. Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2001 and June 30, 2002	7 - 8
D. Notes to Condensed Consolidated Financial Statements	9 - 14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	24 - 25
Item 6. Exhibits and Reports on Form 8-K	25 - 26
SIGNATURE	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERISTAR CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(Amounts in Thousands)

	December 31,	June 30,
	2001	2002

		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$41,143	$45,821
Accounts receivable, net	3,608	2,048
Inventories	5,206	5,295
Prepaid expenses	7,421	6,400
Deferred income taxes	3,452	5,789
Assets held for sale	—	6,855

Total current assets	60,830	72,208

PROPERTY AND EQUIPMENT
Net of accumulated depreciation and amortization of $149,945 and $160,937, respectively	720,515	855,168
EXCESS OF PURCHASE PRICE OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED	83,224	82,622
DEPOSITS AND OTHER ASSETS	28,023	28,247

TOTAL ASSETS	$892,592	$1,038,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS-CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)

	December 31,	June 30,
	2001	2002

		(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$10,331	$7,039
Construction contracts payable	16,455	30,380
Accrued liabilities	51,648	61,361
Current obligations under capitalized leases	1,170	1,188
Current maturities of notes payable and long-term debt	8,433	9,122
Total current liabilities	88,037	109,090

OBLIGATIONS UNDER CAPITALIZED LEASES, net of current maturities	2,184	1,584

LONG-TERM DEBT, net of current maturities	622,071	703,703

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	22,964	35,458
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized – 30,000,000	—	—
shares; Issued — None
Common stock, $.01 par value: Authorized — 60,000,000 shares; Issued and outstanding — 25,858,771 shares at December 31, 2001 and 26,102,918 shares at June 30, 2002	258	261
Additional paid-in capital	141,302	144,720
Accumulated other comprehensive loss	(1,953)	(2,379)
Retained earnings	17,729	45,808

Total stockholders’ equity	157,336	188,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$892,592	$1,038,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

REVENUES:
Casino	$133,643	$157,584	$266,686	$309,533
Food and beverage	16,110	19,167	33,762	37,683
Rooms	5,810	6,519	11,595	12,137
Other	4,519	4,495	8,650	8,640

	160,082	187,765	320,693	367,993
Less: Promotional allowances	12,856	21,474	25,700	38,907

Net revenues	147,226	166,291	294,993	329,086

OPERATING EXPENSES:
Casino	61,128	69,221	123,698	136,272
Food and beverage	10,756	11,923	22,783	23,125
Rooms	1,900	1,859	3,897	3,673
Other	3,156	3,165	6,015	5,916
Selling, general and administrative	31,522	35,057	64,066	69,373
Depreciation and amortization	9,314	10,327	18,318	20,423
Impairment loss on assets held for sale	—	4,136	—	4,136
Preopening expenses	—	1,326	—	1,476

Total operating expenses	117,776	137,014	238,777	264,394
Income from operations	29,450	29,277	56,216	64,692
OTHER INCOME (EXPENSE):
Interest income	172	38	282	86
Interest expense, net	(15,585)	(9,356)	(36,021)	(19,996)
Other	(238)	(48)	(285)	(97)

INCOME BEFORE INCOME TAX PROVISION AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	13,799	19,911	20,192	44,685
Income tax provision	4,924	7,280	7,321	16,606

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	8,875	12,631	12,871	28,079
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE — adoption of SFAS No. 133, net of income tax benefit of $73	—	—	(135)	—
NET INCOME	$8,875	$12,631	$12,736	$28,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME-CONTINUED
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle:
Basic	$0.43	$0.48	$0.63	$1.08

Diluted	$0.40	$0.47	$0.58	$1.04

Net income:
Basic	$0.43	$0.48	$0.62	$1.08

Diluted	$0.40	$0.47	$0.57	$1.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,620	26,078	20,559	26,021

Diluted	22,426	27,112	22,365	27,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months
	Ended June 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,736	$28,079

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,318	20,423
Amortization of debt issuance costs and debt discounts	5,127	2,242
Impairment loss on assets held for sale	—	4,136
Net loss on disposition of assets	238	41
Change in deferred income taxes	6,675	16,158
Decrease in other current assets	1,249	2,494
Increase in current liabilities	12,025	2,673

Total adjustments	43,632	48,167

Net cash provided by operating activities	56,368	76,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35,678)	(164,657)
(Decrease) increase in construction contracts payable	(303)	13,925
Proceeds from sale of The Reserve	71,559	—
Other	(1,546)	(2,673)

Net cash provided by (used in) investing activities	34,032	(153,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and long-term debt	378,585	85,677
Principal payments of notes payable, long-term debt and capitalized leases	(457,880)	(4,247)
Debt issuance costs	(7,333)	—
Amendment fee for senior credit facilities	—	(936)
Proceeds from stock option exercises	822	1,343

Net cash (used in) provided by financing activities	(85,806)	81,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(Amounts in Thousands)
(Unaudited)

	Six Months
	Ended June 30,

	2001	2002

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,594	4,678
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	36,245	41,143

CASH AND CASH EQUIVALENTS — END OF PERIOD	$40,839	$45,821

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest (net of amounts capitalized)	$16,543	$13,314
Cash paid for federal and state income taxes	$211	$6,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Principles of consolidation and basis of presentation

     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“Ameristar” or “ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company currently owns and operates six casino properties in five markets. The Company’s properties consist of Ameristar Casino St. Charles, located in St. Charles, Missouri serving the St. Louis metropolitan area; Ameristar Casino Hotel Kansas City, located in Kansas City, Missouri; Ameristar Casino Hotel Council Bluffs, located in Council Bluffs, Iowa serving the Omaha, Nebraska/Council Bluffs, Iowa metropolitan area; Ameristar Casino Hotel Vicksburg, located in Vicksburg, Mississippi; and Cactus Petes Resort Casino and The Horseshu Hotel & Casino, located in Jackpot, Nevada at the Idaho border. The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.

     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles. However, they do contain all adjustments (including normal, recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s financial position and its results of operations for the interim periods included therein. The interim results reflected in these financial statements are not necessarily indicative of results to be expected for the full fiscal year.

     Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies, significant accounting policies and basis of presentation are discussed where appropriate in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain reclassifications, having no effect on net income, have been made to the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation. Costs associated with the Company's coin coupon offerings were previously recorded as a casino department expense through March 31, 2002. The Company has reclassified these amounts as a reduction of net revenue. These amounts totaled $7.3 million, $4.7 million and $9.0 million for the quarter ended March 31, 2002, the quarter ended June 30, 2001 and the six months ended June 30, 2001, respectively.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Note 2 — Long-term debt

     The Company’s principal long-term debt is comprised of $374.5 million of senior credit facilities and $380.0 million in aggregate principal amount of 10.75 percent senior subordinated notes due 2009. On May 31, 2002, the Company amended its senior credit facilities. The primary elements of the amendment include: (1) a reduction in the applicable interest rate margin on all loans; (2) the consolidation of the term loan C into the term loan B; (3) a further reduction in the applicable interest rate margin for the term loan B upon an improvement in the Company’s credit rating or if the Company’s leverage ratio falls below 3.50:1; (4) increased flexibility for capital expenditures generally, including an increase in the basket applicable to the Company’s new St. Charles facility to accommodate the expanded scope of that project; (5) significant increases in various covenant allowances; and (6) the extension of the approval to add up to $50 million of debt capacity if the Company obtains additional financing commitments. The Company paid a fee to its lenders of approximately $0.9 million in connection with the amendment, which will be amortized over the remaining lives of the senior credit facilities.

     The senior credit facilities currently consist of a $75 million revolving credit facility, a $75 million revolving credit/term loan facility and term loans A and B (which had $28.0 million, $75.0 million, $32.7 million, and $191.8 million outstanding, respectively, as of June 30, 2002, for a total of $327.5 million). Each of these facilities bears interest at a variable rate based on LIBOR or the prime rate plus an applicable margin. The senior credit facilities and the indenture governing the senior subordinated notes require the Company to comply with various financial and other covenants. As of June 30, 2002, the Company was in compliance with all covenants.

     The Company seeks to manage interest rate risk associated with variable rate borrowings through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income. Under an interest rate swap agreement entered into in April 2001, the interest rate on $100 million of LIBOR borrowings under the senior credit facilities is fixed at 5.07 percent plus the applicable margin. As of June 30, 2002, the liability associated with the swap agreement was $3.7 million, $0.7 million higher than it was at December 31, 2001. This resulted in an increase of $0.4 million (net of tax) to previously-recorded accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

     Under an interest rate collar agreement, $50.0 million of LIBOR borrowings under the revolving credit/term loan facility and term loan A of the senior credit facilities have a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. The collar agreement terminates on June 30, 2003. At June 30, 2002, the value of the collar agreement ($1.6 million) was recorded as a liability in other long-term liabilities in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2002, the Company reduced interest expense by $0.2 million and $0.3 million, respectively, as the result of a decrease in the value of the collar agreement.

Note 3 – Earnings per share

     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share is set forth in the table below. All outstanding stock options with an exercise price lower than the market price as of the last day of each period presented have been included in the calculation of diluted earnings per share.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

	(Amounts in Thousands)
Weighted average number of shares outstanding — basic earnings per share	20,620	26,078	20,559	26,021
Dilutive effect of stock options	1,806	1,034	1,806	1,021

Weighted average number of shares outstanding — diluted earnings per share	22,426	27,112	22,365	27,042

Note 4 — Commitments and contingencies

     Self-Funded Employee Health Care Insurance Program. The Company’s employee-related health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum are insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported. At December 31, 2001 and June 30, 2002, the Company’s liabilities for unpaid and incurred but not reported claims totaled $2.3 million and $2.1 million, respectively, and are included in accrued liabilities in the accompanying condensed consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover future claims payments.

Note 5 — Comprehensive income (loss)

     Comprehensive income (loss) includes all changes in stockholders’ equity from non-owner sources during each period presented. Comprehensive income includes changes in the fair value of the interest rate swap agreement described in Note 2 above.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

	(Amounts in Thousands)
Net income	$8,875	$12,631	$12,736	$28,079
Adjustment to fair value of the interest rate swap agreement (net of the tax effect)	—	(1,057)	—	(426)

Comprehensive income	$8,875	$11,574	$12,736	$27,653

Note 6 — Excess of purchase price over fair market value of net assets acquired

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The

primary impact on the Company is that the excess of purchase price over fair market value of the net assets acquired in connection with the acquisition of the Missouri properties in December 2000 (“goodwill”) is no longer being amortized as of January 1, 2002. Instead, goodwill must be reviewed at least annually for impairment and more frequently if events or circumstances indicate a possible impairment. The Company completed a review of goodwill and determined that no impairment existed as of January 1, 2002.

     During the three and six months ended June 30, 2002, the Company did not record any goodwill amortization expense, compared to $0.4 million and $0.9 million for the three and six months ended June 30, 2001, respectively. The balance of goodwill is continuing to be reduced through 2016 by annual tax benefits of $1.2 million resulting from differences in the values assigned to certain purchased assets for financial reporting and tax purposes.

     The unaudited pro-forma data for the three and six months ended June 30, 2001 set forth below summarizes the Company’s net income and earnings per share as if SFAS No. 142 were effective on January 1, 2001. Actual results for the three and six months ended June 2002 are shown for comparative purposes:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

	(Amounts in Thousands, Except Per Share Data)
Net income:
Reported net income	$8,875	$12,631	$12,736	$28,079
Add back: goodwill amortization expense (net of tax)	283	—	564	—

Net income (2001 - as adjusted)	$9,158	$12,631	$13,300	$28,079

Basic earnings per share:
Reported basic earnings per share	$0.43	$0.48	$0.62	$1.08
Add back: goodwill amortization expense	0.01	—	0.03	—

Basic earnings per share (2001 – as adjusted)	$0.44	$0.48	$0.65	$1.08

Diluted earnings per share:
Reported diluted earnings per share	$0.40	$0.47	$0.57	$1.04
Add back: goodwill amortization expense	0.01	—	0.03	—

Diluted earnings per share (2001 – as adjusted)	$0.41	$0.47	$0.60	$1.04

     In December 2000, the Company acquired proprietary marketing information valued at $6.0 million as part of the purchase of the Missouri properties. This asset is being amortized over two years and as of June 30, 2002, accumulated amortization relating to this asset was $4.5 million. During the three and six months ended June 30, 2002, the Company recognized $0.7 and $1.5 million, respectively, in amortization expense relating to this asset. The Company anticipates recognizing $1.5 million in amortization expense associated with this asset for the six months ending December 31, 2002, at which time the asset will be fully amortized.

Note 7 — Opening of the new St. Charles facility and associated preopening expenses

     The Company opened its new casino and entertainment facility at Ameristar St. Charles on August 6, 2002. As of June 30, 2002, the Company had invested $164.5 million to develop the new facility and expects to incur approximately another $30 million during the remainder of 2002. In addition, the Company capitalized $28.1 million in interest associated with this project through June 30, 2002, which reduced interest expense accordingly.

     In accordance with American Institute of Certified Public Accountants’ Statement of Position No. 98-5, “Reporting on the Costs of Start-up Activities,” preopening expenses incurred prior to the opening of a new facility must be expensed immediately. During the three and six months ended June 30, 2002, the Company incurred $1.3 million and $1.5 million, respectively, of preopening expenses associated with the opening of the new facility. These expenses include, without limitation, payroll and related benefits, contract labor, advertising and general supplies.

Note 8 — Impairment loss on assets held for sale

     The Company has entered into an agreement to sell various assets that have not been utilized since the new Ameristar St. Charles facility opened, including the existing casino barge, for $6.6 million (net of expenses), in a transaction that is expected to close in September 2002. Ameristar St. Charles also intends to sell approximately 900 slot machines that will not be used by the Company. In accordance with SFAS No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets,” the Company recorded a $4.1 million impairment loss associated with these assets based on their estimated realizable values.

Note 9 — Recently issued accounting standards

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The key provision of SFAS 145 which will affect the Company rescinds the existing rule on gains or losses from the extinguishment of debt. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS Nos. 145 and 146 effective January 1, 2003. Management does not believe the adoption of these accounting standards will have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with six properties in operation in Missouri, Iowa, Mississippi and Nevada. Our properties consist of Ameristar Casino St. Charles, located in St. Charles, Missouri serving the St. Louis metropolitan area; Ameristar Casino Hotel Kansas City, located in Kansas City, Missouri; Ameristar Casino Hotel Council Bluffs, located in Council Bluffs, Iowa serving the Omaha, Nebraska/Council Bluffs metropolitan area; Ameristar Casino Hotel Vicksburg, located in Vicksburg, Mississippi; and Cactus Petes Resort Casino and The Horseshu Hotel & Casino, located in Jackpot, Nevada at the Idaho border. We acquired the Missouri properties in late December 2000. We sold The Reserve Hotel Casino in Henderson (metropolitan Las Vegas), Nevada in late January 2001. We opened a new casino and entertainment facility at Ameristar Casino St. Charles on August 6, 2002, which replaced the previous facility.

     Our operations experience some seasonality, with the winter months being the slower periods. Our quarterly and annual operating results may be affected by general economic conditions in the markets in which we operate, competitive conditions, the timing of the commencement of new gaming operations by us or our competitors, the amount of preopening costs, charges associated with debt refinancing and property acquisition and disposition transactions, construction at our existing facilities, legislative or regulatory changes in the markets in which we operate (including without limitation changes in gaming tax rates), general weather conditions and other factors. Consequently, our operating results for any quarter or year may not be indicative of results to be expected for future periods.

Results of Operations

     The following table highlights our consolidated results of operations and certain other financial information for our properties:

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Amounts in Thousands)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

Net revenues (1)
Ameristar St. Charles	$34,365	$38,820	$67,248	$76,938
Ameristar Kansas City	51,270	52,529	102,359	104,196
Ameristar Council Bluffs	29,805	36,579	57,468	72,727
Ameristar Vicksburg	17,592	23,054	35,629	45,846
Jackpot Properties	14,194	15,309	27,579	29,204
The Reserve (2)	—	—	4,710	—
Corporate and other	—	—	—	175

Consolidated net revenues	$147,226	$166,291	$294,993	$329,086

Adjusted operating income (loss) (3)
Ameristar St. Charles	$10,529	$10,904	$19,961	$22,322
Ameristar Kansas City	11,910	10,615	24,415	22,696
Ameristar Council Bluffs	6,479	9,920	11,709	19,901
Ameristar Vicksburg	3,562	6,410	7,172	13,035
Jackpot Properties	2,321	3,175	4,083	5,742
The Reserve (2)	—	—	67	—
Corporate and other	(5,351)	(6,285)	(11,191)	(13,392)

Consolidated adjusted operating income	$29,450	$34,739	$56,216	$70,304

Consolidated cash flow information
Cash flows provided by operating activities	$32,325	$50,522	$56,368	$76,246
Cash flows provided by (used in) investing	(17,019)	(92,274)	34,032	(153,405)
Cash flows provided by (used in) financing	(16,984)	41,728	(85,806)	81,837
EBITDA (4)
Ameristar St. Charles	$11,335	$12,253	$21,519	$24,776
Ameristar Kansas City	14,973	13,590	30,541	28,646
Ameristar Council Bluffs	8,873	12,250	16,312	24,540
Ameristar Vicksburg	5,460	8,792	10,975	17,687
Jackpot Properties	3,348	4,046	6,121	7,596
The Reserve (2)	—	—	67	—
Corporate and other	(5,224)	(5,865)	(11,000)	(12,518)

Consolidated EBITDA	$38,765	$45,066	$74,535	$90,727

Adjusted operating income margins (3)
Ameristar St. Charles	30.6%	28.1%	29.7%	29.0%
Ameristar Kansas City	23.2%	20.2%	23.9%	21.8%
Ameristar Council Bluffs	21.7%	27.1%	20.4%	27.4%

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

Ameristar Vicksburg	20.2%	27.8%	20.1%	28.4%
Jackpot Properties	16.4%	20.7%	14.8%	19.7%
The Reserve (2)	—	—	1.4%	—
Consolidated adjusted operating income margin	20.0%	20.9%	19.1%	21.4%

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA-CONTINUED
(Amounts in Thousands)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

EBITDA margins (4)
Ameristar St. Charles	33.0%	31.6%	32.0%	32.2%
Ameristar Kansas City	29.2%	25.9%	29.8%	27.5%
Ameristar Council Bluffs	29.8%	33.5%	28.4%	33.7%
Ameristar Vicksburg	31.0%	38.1%	30.8%	38.6%
Jackpot Properties	23.6%	26.4%	22.2%	26.0%
The Reserve (2)	—	—	1.4%	—
Consolidated EBITDA margin	26.3%	27.1%	25.3%	27.6%

(1)	We previously recorded costs associated with our coin coupon offerings as a casino department expense. These charges are now recorded as a reduction of net revenue. Accordingly, we have reclassified these charges for the prior periods to conform to current periods' presentation.

(2)	Operating results for The Reserve in 2001 are through January 29, 2001, when we sold the property.

(3)	Adjusted operating income (loss) is income (loss) from operations (as reported) before the impairment loss on assets held for sale and preopening expenses related to the new St. Charles facility. For the three and six month periods ended June 30, 2002, impairment loss and preopening expenses totaled $5.5 million and $5.6 million, respectively. Adjusted operating income margin is adjusted operating income as a percentage of net revenues. Adjusted operating income information is presented solely as a supplemental disclosure in addition to results defined by generally accepted accounting principles (“GAAP”). Management believes adjusted operating income information is a widely-used measure of operating performance in the gaming industry.

(4)	EBITDA consists of income from operations plus depreciation, amortization, impairment loss on assets held for sale and preopening expenses related to the new St. Charles facility. EBITDA margin is EBITDA as a percentage of net revenues. Gaming companies have historically reported EBITDA information as a supplemental performance measure in addition to the GAAP-defined results. EBITDA should not be construed as an alternative to income from operations (as determined in accordance with GAAP), as an indicator of our operating performance, as an alternative to cash flow from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA. It should also be noted that not all gaming companies that report EBITDA information calculate EBITDA in the same manner as we do.

     Consolidated net revenues for the quarter ended June 30, 2002 were $166.3 million, representing an increase of $19.1 million, or 13.0 percent, from the second quarter in 2001. Consolidated net revenues for the six months ended June 30, 2002 were $329.1 million compared to $295.0 million for the same period in 2001, an increase of 11.6 percent.

     Adjusted operating income improved $5.2 million, or 17.6 percent, from the second quarter of 2001 to the same quarter in 2002. For the six months ended June 30, 2002, adjusted operating income increased to $70.3 million from $56.2 million for the same period in 2001. Adjusted operating income in 2002 excludes non-recurring charges associated with (1) the pending sale of certain Ameristar St. Charles assets and (2) preopening expenses relating to the new St. Charles facility. These charges totaled $5.5 million and $5.6 million for the three and six months ended June 30, 2002, respectively.

     Our improved performance for the three and six months ended June 30, 2002 was driven primarily by strong operating results at our Council Bluffs, Vicksburg, St. Charles and Jackpot properties. Each of these properties benefited from the continuing implementation of targeted marketing programs, new slot equipment and cost-containment programs during 2002. In addition, the Council Bluffs and Vicksburg properties continued to benefit from the renovation and enhancement projects that were completed in 2001.

     Net revenues at Ameristar St. Charles for the second quarter of 2002 were $38.8 million, an increase of 12.8 percent from the second quarter of 2001. For the six months ended June 30, 2002, Ameristar St. Charles reported $76.9 million in net revenues, representing an increase of $9.7 million, or 14.4 percent, from the six months ended June 30, 2001. Ameristar St. Charles continued to improve its market share, with an increase to 21.1 percent in the second quarter of 2002, up from 18.5 percent in the second quarter of 2001.

     During the three and six months ended June 30, 2002, Ameristar St. Charles incurred $1.3 million and $1.5 million, respectively, in preopening expenses associated with the opening of the new facility. In addition, in the second quarter of 2002, the property recorded a $4.1 million impairment loss associated with the pending sale of certain assets that have not been used at the new facility (see Notes 7 and 8 of Notes to Condensed Consolidated Financial Statements for more information on these transactions). Adjusted operating income (operating income before impairment loss and preopening expenses) was $10.9 million and $22.3 million, respectively, for the three and six months ended June 30, 2002, representing increases of 3.8 percent and 11.5 percent, respectively, from the corresponding periods in 2001. Operating expenses (excluding impairment loss and preopening expenses) increased by $4.1 million and $7.3 million, respectively, for the three and six months ended June 30, 2002 compared to the same periods in 2001, largely due to higher gaming taxes and other expenses directly associated with the increased revenues and additional marketing and depreciation expenses. Consequently, adjusted operating income margins for the three and six months ended June 30, 2002 decreased 2.5 and 0.7 percentage points, respectively, compared to the same periods in 2001.

     The new facility that opened at Ameristar St. Charles on August 6, 2002 includes 80 percent more gaming positions than the previous facility and has more gaming positions than any of our other properties. In addition, the new facility has 345 percent more restaurant seating capacity than the previous facility. Accordingly, our future operating results will be significantly affected by the performance of the new facility, which will depend, among other factors, upon customer acceptance, our ability to increase market share and expand the market and our success in operating the property efficiently.

     Ameristar Kansas City generated net revenues of $52.5 million and $104.2 million, respectively, for the three and six months ended June 30, 2002, which represent increases of $1.2 million and $1.8 million, respectively, from the corresponding periods in 2001. The property’s 7.5 percent increase in gaming revenues from the second quarter of 2001 to the same quarter in 2002 exceeded the growth in the overall Kansas City market of 6.2 percent and improved the property’s market share in the second quarter of 2002 to 34.0 percent, up from 33.5 percent in the second quarter of the prior year. Increased costs of coin coupon offerings and other targeted marketing programs, which are recorded as promotional allowances, caused net revenues to grow at a slower pace than gaming revenues during the second quarter of 2002.

     Despite the increase in revenues, income from operations at Ameristar Kansas City decreased $1.3 million, or 10.9 percent, and $1.7 million, or 7.0 percent, respectively, for the three and six months ended June 30, 2002. The increase in operating expenses from the second quarter of 2001 to 2002 was related to higher expenses directly associated with increased revenues, additional employee benefit costs and increased marketing expenses. The property also incurred $0.25 million in costs to terminate a restaurant lease to accommodate a new casino entrance that provides direct access from the recently-opened parking garage.

     Ameristar Kansas City’s results were also impacted by increased competition in 2002 compared to 2001 due to the completion of a major facility enhancement by one of our competitors in the market. In order to improve its competitive position in the Kansas City market, the property completed its 2,650-space parking garage and related improvements to casino access in mid-July and has recently implemented certain management and operational changes. In addition, we have recently commenced an enhancement project designed to provide a more dynamic entertainment experience for the property’s guests through a series of renovations and additions to both the casino and certain land-based amenities, including three restaurants. To date, we have spent or committed to spend a total of approximately $12 million on this project, which work is expected to be completed by the first quarter of 2003. We intend to expand this project to include additional improvements to the property, the scope, timing and cost of which have not yet been determined and will depend, among other factors, on market conditions, the future performance of Ameristar Kansas City and the limitations imposed by the covenants under our senior credit facilities.

     Ameristar Council Bluffs posted substantially improved financial results for the second quarter of 2002 and the six months ended June 30, 2002. Net revenues were $36.6 million and $72.7 million for the three and six months ended June 30, 2002, up $6.8 million and $15.2 million, respectively, from the corresponding periods in 2001. The 22.8 percent increase in net revenues during the second quarter of 2002 was driven by a 27.9 percent increase in gaming revenues in the same quarter, which far outpaced the Council Bluffs market’s 7.9 percent growth in gaming revenues. This drove Ameristar Council Bluffs’ market share to 37.6 percent for the second quarter of 2002, up from 31.7 percent in the second quarter of 2001. The Council Bluffs property also improved its market share to 37.2 percent for the six months ended June 30, 2002 from 31.4 percent in the first six months of 2001. In addition, operating income improved significantly, up 52.3 percent and 70.1 percent, respectively, for the three and six months ended June 30, 2002 over the comparable periods in 2001.

     In June 2002, the Iowa Supreme Court ruled that the imposition of gaming taxes on slot machine revenues at Iowa racetracks at a higher rate than that imposed on riverboat casino revenues violates the U.S. and Iowa Constitutions. As a result, management believes it is likely that the Iowa Legislature will seek to increase gaming taxes on riverboat casinos beginning in 2003, which would adversely affect Ameristar Council Bluffs’ future operating results. In addition, proponents of an initiative in Nebraska are seeking to place on the November 2002 ballot a measure which would authorize slot machines in taverns and other licensed liquor establishments throughout the state, subject to local approval. If this initiative qualifies for inclusion on the ballot and is approved by the voters, it is likely to result in increased competition in Ameristar Council Bluffs’ primary market, which would have an adverse effect on future operating results.

     Ameristar Vicksburg also experienced dramatic improvement for the three months and six months ended June 30, 2002, with net revenues increasing by $5.5 million, or 31.3 percent, and $10.2 million, or 28.7 percent, respectively, over the same periods in 2001. Operating income increased $2.8 million, or 77.8 percent, and $5.8 million, or 80.6 percent, respectively, for the three and six months ended June 30, 2002, over the comparable periods in 2001. Ameristar Vicksburg’s improvement in its financial results is primarily due to the completion of the renovation and enhancement project, which adversely impacted the results for the first quarter of 2001 due to construction disruption and has improved the property’s performance significantly since its completion. In addition, effective targeted marketing programs and cost-control measures continued to contribute to the success of the property. Ameristar Vicksburg, the long-time market share leader in Vicksburg, improved its market share to 39.6 percent in the second quarter of 2002, up from 30.8 percent in the second quarter of 2001. For the six months ended June 30, 2002, Ameristar Vicksburg’s market share was 38.3 percent, compared to 30.3 percent for the same period in 2001.

     Net revenues at the Jackpot Properties for the three and six months ended June 30, 2002 were $15.3 million and $29.2 million, respectively, which represent increases of 7.7 percent and 5.8 percent, respectively, from the same periods in 2001. This improved performance is attributable to more effective marketing programs and an improved Southern Idaho economy. The Jackpot Properties generated operating income of $3.2 million and $5.7 million for the three and six months ended June 30, 2002, up 39.1 percent and 39.0 percent, respectively, over the same periods in 2001. These substantial improvements in operating income, despite more modest revenue growth, reflect the properties’ continuing emphasis on operating efficiencies and cost-control measures.

     Consolidated depreciation and amortization expense increased to $10.3 million and $20.4 million for the three months and six months ended June 30, 2002, respectively, from $9.3 million and $18.3 million for the same periods in 2001. These increases are primarily due to the increase in depreciable assets resulting from the completed renovation and enhancement projects at Ameristar Council Bluffs and Ameristar Vicksburg and slot equipment additions at each property. The increase in depreciation expense was partially offset by the elimination of goodwill amortization expense resulting from the adoption of SFAS No. 142, effective January 1, 2002, as described more fully in Note 6 of Notes to Condensed Consolidated Financial Statements. We expect our depreciation expense to increase substantially in future periods due to the opening of the new casino and entertainment facility at Ameristar St. Charles and the corresponding increase in our base of depreciable assets.

     Our interest expense in the second quarter of 2002 was $9.4 million, down $6.2 million from the second quarter of 2001, primarily due to a lower average interest rate on the outstanding debt and lower debt levels in the second quarter of 2002 compared to 2001. During the third and fourth quarters of 2001, we reduced our outstanding debt by $100.7 million, utilizing $94.2 million of proceeds from the December 2001 secondary public offering of our common stock. During the first six months of 2002, we borrowed $85.0 million to fund various construction projects. Interest associated with this construction financing is capitalized and included in the cost of each project. Total interest cost, before capitalizing interest associated with our ongoing construction projects, was $17.2 million in the second quarter of 2002 compared to $19.6 million for the same period in 2001.

     Interest expense for the six months ended June 30, 2002 decreased to $20.0 million from $36.0 million in 2001 due to the reasons stated above with respect to the second quarter. Due to the opening of the new St. Charles facility, we will no longer capitalize the interest payments related to the construction of the facility in future periods and we will therefore incur substantial additional interest expense.

     Our effective income tax rate for the three months ended June 30, 2002 was 36.6 percent versus the federal statutory rate of 35.0 percent. The difference between the effective rate and the statutory rate is the result of state and local income taxes as well as certain non-deductible expenses. At December 31, 2001, we had approximately $61.2 million of unused operating loss carryforwards (resulting from the sale of The Reserve in 2001 and other prior-year net operating losses) that may be used to offset future taxable income. We expect to exhaust these tax credits by the end of 2002.

     Net income for the three months and six months ended June 30, 2002 was $12.6 million and $28.1 million, respectively, up 41.6 percent and 121.3 percent, respectively, from the same periods in 2001. Diluted earnings per share were $0.47 and $1.04, respectively, for the second quarter and first six months of 2002, compared to $0.40 and $0.57 in the comparable periods in 2001. Non-recurring charges at Ameristar St. Charles reduced second quarter 2002 net income by approximately $3.6 million, which resulted in a decrease of $0.13 in second quarter 2002 diluted earnings per share. The number of diluted shares outstanding increased by 20.9 percent from the second quarter of 2001 to the second quarter of 2002, primarily due to the issuance of 4.9 million shares in our December 2001 secondary public stock offering. Among other factors, this increase in outstanding shares affects the comparability of earnings per share between the three and six months ended June 30, 2002 and the corresponding periods in 2001.

Liquidity and Capital Resources

     Net cash provided by operating activities was $76.2 million for the six months ended June 30, 2002 compared to $56.4 million for the same period of 2001. This increase is primarily due to improvements in operating results, as discussed under “Results of Operations” above.

     Net cash used in investing activities for the first six months of 2002 was $153.4 million, compared to $34.0 million provided by investing activities for the six months ended June 30, 2001. During the first six months of 2002, we incurred $164.7 million in capital expenditures, primarily relating to the construction of the new casino and entertainment facility at Ameristar St. Charles and the parking garage at Ameristar Kansas City. During the first six months of 2001, we received $71.6 million in cash proceeds from the sale of The Reserve.

     Net cash provided by financing activities was $81.8 million during the first six months of 2002, compared to $85.8 million of net cash used in financing activities for the six months ended June 30, 2001. We borrowed $85.0 million under our senior credit facilities during the first six months of 2002. During the six months ended June 30, 2001, $50.0 million of proceeds from the sale of The Reserve were used to prepay and permanently reduce our senior credit facilities.

     Our principal long-term debt is comprised of $374.5 million of senior credit facilities and $380.0 million in aggregate principal amount of 10.75 percent senior subordinated notes due 2009. On May 31, 2002, we amended our senior credit facilities to reduce our borrowing costs and improve our flexibility through the relaxation of a number of covenants (see Note 2 of Notes to Condensed Consolidated Financial Statements for more information regarding this amendment).

     Our capital expenditures during the six months ended June 30, 2002 include $113.4 million relating to the new casino and entertainment facility at Ameristar St. Charles, $14.2 million relating to the recently-completed parking garage at Ameristar Kansas City, $14.0 million in capitalized interest associated with construction-in-progress, and $23.1 million on other projects, including equipment and maintenance at our properties. We currently expect to incur approximately $70 million on capital improvement projects and other capital expenditures at our properties in the third and fourth quarters of 2002. This includes $30 million for the recently-opened St. Charles facility, $9 million in connection with the renovation and enhancement project currently underway at Ameristar Kansas City and $31 million in other capital expenditures. In addition, as we commit to additional work on the Kansas City renovation and enhancement project during the remainder of 2002, the amount to be spent on that project will increase. Our actual capital expenditures may vary based on budget modifications, construction schedule changes and other factors, including the limitation on capital expenditures under our senior credit facilities.

     We historically have funded our daily operations and capital expenditures primarily through operating cash flow, bank debt and other debt financing. At June 30, 2002, we had $39.6 million of borrowing capacity under our senior credit facilities. The facilities also allow us to add debt capacity without further approval if we obtain additional financing commitments from one or more financial institutions. We believe that our operating cash flow, existing cash and cash equivalents and availability under our senior credit facilities will support our operations for the foreseeable future. We have borrowed $35 million under our senior credit facilities since June 30, 2002. We expect to borrow approximately another $18 million under our senior credit facilities and permitted equipment financing in the third or fourth quarter of 2002 to finance the various capital improvements at our properties.

     We cannot give any assurance that we will be able to obtain additional financing commitments to fund our capital expenditure plans or that we will continue to be able to satisfy the financial covenants under our senior credit facilities, the senior subordinated notes or our other debt instruments. If we cannot obtain additional financing or fail to continue to satisfy the financial covenants under our debt instruments and are unable to obtain a waiver from our lenders, we may be unable to complete our capital improvement projects as planned. Moreover, a failure to satisfy the financial covenants under our debt instruments would limit our ability to borrow under our revolving credit facility and could require us to reduce our outstanding debt balance, which could adversely affect our liquidity, or result in an event of default under one or more debt instruments. Adverse changes in our operations or operating cash flow may affect our ability to satisfy these financial covenants.

Significant Accounting Policies and Estimates

     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, insurance reserves, purchase price allocations made in connection with our acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. We cannot assure you that our actual results will conform to our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed where appropriate in this Item 2 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The key provision of SFAS 145 which will affect us rescinds the existing rule on gains or losses from the extinguishment of debt. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We will adopt SFAS Nos. 145 and 146 effective January 1, 2003. Management does not believe the adoption of these accounting standards will have a material impact on our financial position or results of operations.

Forward-Looking Statements

     This Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of words such as “believes,” “anticipates,” “intends,” “expects,” “plans,” or words of similar meaning, in relation to us or our management. Similarly, statements that describe our future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to “Item 1. Business — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of some of the factors, risks and uncertainties that could affect our future results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of June 30, 2002, we had $327.5 million outstanding under the senior credit facilities bearing interest at variable rates (as described more fully in Note 2 of Notes to Condensed Consolidated Financial Statements). Of this amount, $100.0 million is covered by an interest rate swap agreement that fixes the interest rate thereon and $50.0 million is covered by an interest rate collar agreement that sets a floor and ceiling for the interest rate thereon. Other than the borrowings under the senior credit facilities that are not covered by the interest rate swap agreement and $1.1 million in other long-term debt outstanding at June 30, 2002 (collectively, the “Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The senior credit facilities bear interest equal to

LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At June 30, 2002, the weighted average interest rate applicable to the Variable Rate Debt was 5.4 percent. An increase of one percentage point in the weighted average interest rate applicable to the Variable Rate Debt outstanding at June 30, 2002 would increase our annual interest cost by approximately $2.3 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements for additional amounts of principal under the senior credit facilities as market conditions warrant.

     Although we manage our short-term cash assets with a view to maximizing return with minimal risk, we do not invest in market rate-sensitive instruments for trading or other purposes and we have no material exposure to foreign currency exchange risks or commodity price risks.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Stockholders was held on June 7, 2002.
(b) and (c)	The following table shows the tabulation of votes for all matters put to vote at our Annual Meeting of Stockholders.

		Against/		Broker
Matters Put to Vote	For	Withheld	Abstentions	Non-Votes

Election of Class A Directors
Larry A. Hodges	23,549,754	9,393	—	—
W. Bruce Turner	23,549,754	9,393	—	—
Proposal to approve an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 shares to 60,000,000 shares	23,306,044	153,828	99,275	—
Proposal to approve the 2002 Non-Employee Directors’ Stock Election Plan	23,373,268	73,602	112,277	—
Proposal to approve the Performance-Based Bonus Plan for Craig H. Neilsen	21,935,615	354,948	112,369	1,156,215

     The terms of the following directors have continued after the meeting:

     Class B Director (term expiring in 2003): Thomas M. Steinbauer

     Class C Directors (term expiring in 2004): Craig H. Neilsen and Joseph E. Monaly

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits listed are filed or incorporated by reference as part of this Report. Certain of the listed exhibits are incorporated by reference to our reports previously filed under the Securities Exchange Act of 1934, as amended, including Forms 10-K, 10-Q and 8-K. These reports have been filed with the Securities and Exchange Commission under file number 0-22494.

Exhibit
Number	Description of Exhibit	Method of Filing

3.1	Certificate of Amendment to Articles of Incorporation of Ameristar Casinos, Inc. (“ACI”)	Filed electronically herewith.
4.1	Second Amendment to Credit Agreement dated as of May 31, 2002 among ACI, the various lenders party to the Credit Agreement and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent.	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on June 19, 2002.
*10.1	ACI 2002 Non-Employee Directors’ Stock Election Plan	Incorporated by reference to Appendix A to the definitive Proxy Statement filed by ACI on April 30, 2002 (the “2002 Proxy Statement”)
*10.2	ACI Performance-Based Bonus Plan for Craig H. Neilsen	Incorporated by reference to Appendix B to the 2002 Proxy Statement.
11.1	Computation of Earnings Per Share	Information required by Item 601(a)(11) of Regulation S-K is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.
99.1	Certification of Craig H. Neilsen, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing

99.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

*	Denotes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     1. On May 30, 2002, we filed a Current Report on Form 8-K relating to our dismissal of Arthur Andersen LLP and the engagement of Deloitte & Touche LLP as our independent accountants.

     2. On June 19, 2002, we filed a Current Report on Form 8-K relating to our prior announcement of the amendment of our senior credit facilities.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC., Registrant

Date: August 14, 2002
/s/ Thomas M. Steinbauer
Thomas M. Steinbauer Senior Vice President of Finance, Chief Financial Officer and Treasurer