Form 10-Q
period 2002-09-30
AMERISTAR CASINOS INC
filed 2002-11-14
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

As of November 7, 2002, 26,211,914 shares of Common Stock of the registrant were issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE AND CERTIFICATIONS
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 99.1
Exhibit 99.2

AMERISTAR CASINOS, INC.
FORM 10-Q

INDEX

Page No(s).

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

A. Condensed Consolidated Balance Sheets at December 31, 2001 and September 30, 2002 (unaudited)	3 - 4

B. Condensed Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2001 and September 30, 2002	5 - 6

C. Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2001 and September 30, 2002	7 - 8

D. Notes to Condensed Consolidated Financial Statements	9 - 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	25

SIGNATURE AND CERTIFICATIONS	26 - 30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(Amounts in Thousands)

	December 31,	September 30,
	2001	2002

		(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$41,143	$47,219

Accounts receivable, net	3,608	3,792

Income tax refund receivable	—	4,275

Inventories	5,206	6,550

Prepaid expenses	7,421	10,156

Deferred income taxes	3,452	6,996

Assets held for sale	—	1,583

Total current assets	60,830	80,571

PROPERTY AND EQUIPMENT Net of accumulated depreciation and amortization of $149,945 and $173,065, respectively	720,515	886,805

EXCESS OF PURCHASE PRICE OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED	83,224	82,321

DEPOSITS AND OTHER ASSETS	28,023	27,416

TOTAL ASSETS	$892,592	$1,077,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS-CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)

	December 31,	September 30,
	2001	2002

		(Unaudited)
CURRENT LIABILITIES:

Accounts payable	$10,331	$7,384

Construction contracts payable	16,455	25,352

Accrued liabilities	51,648	54,131

Current obligations under capitalized leases	1,170	1,200

Current maturities of notes payable and long-term debt	8,433	13,713

Total current liabilities	88,037	101,780

OBLIGATIONS UNDER CAPITALIZED LEASES, net of current maturities	2,184	1,273

LONG-TERM DEBT, net of current maturities	622,071	739,665

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	22,964	38,391

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.01 par value: Authorized – 30,000,000	—	—

shares; Issued – None Common stock, $.01 par value: Authorized – 60,000,000 shares; Issued and outstanding – 25,858,771 shares at December 31, 2001 and 26,211,713 shares at September 30, 2002	258	262

Additional paid-in capital	141,302	145,697

Accumulated other comprehensive loss	(1,953)	(3,171)

Retained earnings	17,729	53,216

Total stockholders’ equity	157,336	196,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$892,592	$1,077,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2002	2001	2002

REVENUES:

Casino	$142,965	$176,347	$409,651	$485,881

Food and beverage	18,589	23,039	52,351	60,722

Rooms	6,313	6,492	17,908	18,629

Other	5,048	5,703	13,698	14,343

	172,915	211,581	493,608	579,575

Less: Promotional allowances	17,109	24,323	42,809	63,231

Net revenues	155,806	187,258	450,799	516,344

OPERATING EXPENSES:

Casino	63,809	80,867	187,507	217,093

Food and beverage	11,283	15,477	34,066	38,512

Rooms	2,156	2,010	6,053	5,683

Other	3,120	4,488	9,136	10,403

Selling, general and administrative	33,492	39,443	97,556	108,953

Depreciation and amortization	9,974	13,602	28,292	34,024

Impairment loss on assets held for sale	—	1,077	—	5,213

Preopening expenses	—	4,925	—	6,401

Total operating expenses	123,834	161,889	362,610	426,282

Income from operations	31,972	25,369	88,189	90,062

OTHER INCOME (EXPENSE):

Interest income	193	23	475	108

Interest expense	(14,818)	(13,935)	(50,839)	(33,931)

Other	143	(318)	(143)	(415)

INCOME BEFORE INCOME TAX PROVISION AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	17,490	11,139	37,682	55,824

Income tax provision	6,225	3,731	13,546	20,337

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	11,265	7,408	24,136	35,487

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – adoption of SFAS No. 133, net of income tax benefit of $73	—	—	(135)	—

NET INCOME	$11,265	$7,408	$24,001	$35,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME-CONTINUED
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2002	2001	2002

EARNINGS PER SHARE:

Income before cumulative effect of change in accounting principle:

Basic	$0.54	$0.28	$1.17	$1.36

Diluted	$0.49	$0.28	$1.08	$1.34

Net income:

Basic	$0.54	$0.28	$1.16	$1.36

Diluted	$0.49	$0.28	$1.07	$1.34

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	20,845	26,159	20,655	26,067

Diluted	22,908	26,367	22,349	26,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months
	Ended September 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$24,001	$35,487

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	28,292	34,024

Amortization of debt issuance costs and debt discounts	6,239	3,459

Impairment loss on assets held for sale	—	5,213

Net loss on disposition of assets	241	328

Change in deferred income taxes	11,851	12,014

Decrease (increase) in income tax refund receivable	125	(4,275)

Decrease (increase) in other current assets	514	(5,845)

Increase in current liabilities	5,729	1,827

Total adjustments	52,991	46,745

Net cash provided by operating activities	76,992	82,232

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(65,139)	(211,980)

Increase in construction contracts payable	5,262	8,897

Proceeds from sale of The Reserve	71,559	—

Proceeds from sale of assets (other than The Reserve)	3	8,370

Increase in deposits and other non-current assets	(1,663)	(3,694)

Net cash provided by (used in) investing activities	10,022	(198,407)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes payable and long-term debt	386,006	131,236

Principal payments of notes payable, long-term debt and capitalized leases	(461,169)	(9,710)

Debt issuance costs	(7,467)	—

Amendment fee for senior credit facilities	—	(936)

Proceeds from stock option exercises	1,302	1,661

Net cash (used in) provided by financing activities	(81,328)	122,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(Amounts in Thousands)
(Unaudited)

	Nine Months
	Ended September 30,

	2001	2002

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,686	6,076

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	36,245	41,143

CASH AND CASH EQUIVALENTS – END OF PERIOD	$41,931	$47,219

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest (net of amounts capitalized)	$41,634	$39,888

Cash paid for federal and state income taxes (net	$661	$12,091

of refunds received)

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

         The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles. However, they do contain all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s financial position and its results of operations for the interim periods included therein. The interim results reflected in these financial statements are not necessarily indicative of results to be expected for the full fiscal year.

         Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies, significant accounting policies and basis of presentation are discussed where appropriate in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001.

         The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain reclassifications, having no effect on net income, have been made to the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation. Costs associated with the Company’s coin coupon offerings were previously recorded as a casino department expense through March 31, 2002. The Company has reclassified these amounts as a reduction of net revenue. These amounts totaled $6.8 million and $15.9 million for the quarter and the nine months ended September 30, 2001, respectively.

Note 2 – Long-term debt

         The Company’s principal long-term debt is comprised of $364.5 million of senior credit facilities and $380.0 million in aggregate principal amount of 10.75 percent senior subordinated notes due 2009. The senior credit facilities currently consist of a $75 million revolving credit facility, a $75 million revolving credit/term loan facility and term loans A and B (which had $67.7 million, $75.0 million, $30.9 million and $190.9 million outstanding, respectively, and an additional $7.3 million of revolving credit facility borrowing capacity reserved for outstanding letters of credit as of September 30, 2002). Each of these facilities bears interest at a variable rate based on LIBOR or the prime rate plus an applicable margin. The senior credit facilities and the indenture governing the senior subordinated notes require the Company to comply with various financial and other covenants. At September 30, 2002, the Company was in compliance with all covenants.

         The Company expects that it will exceed the senior credit facilities’ limitation on capital expenditures for the new casino and entertainment facility at Ameristar St. Charles in the fourth quarter of 2002 and is currently seeking an amendment to the senior credit facilities to increase this capital expenditure limitation from $180 million to $210 million. While the Company expects to obtain this amendment in the fourth quarter of 2002, there can be no assurance that this will be the case. If the Company is unable to obtain this amendment, it would likely be in default under its senior credit facilities.

         As of September 30, 2002, the Company had exhausted its borrowing capacity under the senior credit facilities. In October 2002, the Company borrowed $14 million on a secured basis from a commercial bank to finance equipment purchases for the recently opened St. Charles facility. The Company is currently seeking an additional $75 million of financing under Term Loan B of the senior credit facilities, as permitted by the governing credit agreement, in order to provide additional liquidity for the Company’s operations and to finance various capital improvements at its properties.

         The Company seeks to manage interest rate risk associated with variable rate borrowings through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income. Under an interest rate swap agreement entered into in April 2001, the interest rate on $100 million of LIBOR-based borrowings under the senior credit facilities is fixed at 5.07 percent plus the applicable margin. As of September 30, 2002, the liability associated with the swap agreement was $4.9 million, $1.9 million higher than it was at December 31, 2001. This resulted in an increase of $1.2 million (net of tax) to previously-recorded accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

         Under an interest rate collar agreement, $50.0 million of LIBOR-based borrowings under the revolving credit/term loan facility and term loan A of the senior credit facilities have a LIBOR floor rate of 5.39 percent and a LIBOR ceiling rate of 6.75 percent, plus the applicable margin. The collar agreement terminates on June 30, 2003. At September 30, 2002, the value of the collar agreement ($1.4 million) was recorded as a liability in other long-term liabilities in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2002, the Company reduced interest expense by $0.2 million and $0.5 million, respectively, as the result of a decrease in the liability associated with the collar agreement.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2002	2001	2002

		(Amounts in Thousands)
Weighted average number of shares outstanding — basic earnings per share	20,845	26,159	20,655	26,067

Dilutive effect of stock options	2,063	208	1,694	357

Weighted average number of shares outstanding — diluted earnings per share	22,908	26,367	22,349	26,424

Note 4 — Commitments and contingencies

         Self-Funded Employee Health Care Insurance Program. The Company’s employee-related health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum are insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported. At December 31, 2001 and September 30, 2002, the Company’s estimated liabilities for unpaid and incurred but not reported claims totaled $2.3 million and $2.7 million, respectively, and are included in accrued liabilities in the accompanying condensed consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover future claims payments.

Note 5 — Comprehensive income

         Comprehensive income includes all changes in stockholders’ equity from non-owner sources during each period presented. Comprehensive income includes changes in the fair value of the interest rate swap agreement described in Note 2 above.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2002	2001	2002

	(Amounts in Thousands)
Net income	$11,265	$7,408	$24,001	$35,487

Adjustment to fair value of the interest rate swap agreement (net of tax effect)	—	(791)	—	(1,217)

Comprehensive income	$11,265	$6,617	$24,001	$34,270

Note 6 — Excess of purchase price over fair market value of net assets acquired

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The primary impact on the Company is that the excess of purchase price over fair market value of the net assets acquired in connection with the acquisition of the Missouri properties in December 2000 (“goodwill”) is no longer being amortized as of January 1, 2002. Instead, goodwill must be reviewed at least annually for impairment and more frequently if events or circumstances indicate a possible impairment. The Company completed a review of goodwill and determined that no impairment existed as of January 1, 2002. The Company will perform an annual review of goodwill impairment as of January 1 of each year and will review goodwill sooner if events or circumstances indicate a possible impairment.

         During the three and nine months ended September 30, 2002, the Company did not record any goodwill amortization expense, compared to $0.8 million and $1.7 million for the corresponding periods in 2001. The balance of goodwill is continuing to be reduced through 2016 by annual tax benefits of $1.2 million resulting from differences in the values assigned to certain purchased assets for financial reporting and tax purposes.

         The unaudited pro-forma data for the three and nine months ended September 30, 2001 set forth below summarizes the Company’s net income and earnings per share as if SFAS No. 142 were effective on January 1, 2001. Actual results for the three and nine months ended September 2002 are shown for comparative purposes:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2002	2001	2002

	(Amounts in Thousands)
Net income:

Reported net income	$11,265	$7,408	$24,001	$35,487

Add back: goodwill amortization expense (net of tax)	513	—	1,076	—

Net income (2001 - as adjusted)	$11,778	$7,408	$25,077	$35,487

Basic earnings per share:

Reported basic earnings per share	$0.54	$0.28	$1.16	$1.36

Add back: goodwill amortization expense	0.02	—	0.05	—

Basic earnings per share (2001 – as adjusted)	$0.56	$0.28	$1.21	$1.36

Diluted earnings per share:

Reported diluted earnings per share	$0.49	$0.28	$1.07	$1.34

Add back: goodwill amortization expense	0.02	—	0.05	—

Diluted earnings per share (2001 – as adjusted)	$0.51	$0.28	$1.12	$1.34

         In December 2000, the Company acquired proprietary marketing information valued at $6.0 million as part of the purchase of the Missouri properties. This asset is being amortized over two years and as of September 30, 2002, accumulated amortization relating to this asset was $5.2 million. During the three and nine months ended September 30, 2002, the Company recognized $0.7 and $2.2 million, respectively, in amortization expense relating to this asset. The Company anticipates recognizing $0.8 million in amortization expense associated with this asset for the three months ending December 31, 2002, at which time the asset will be fully amortized.

Note 7 – Opening of the new St. Charles facility and associated preopening expenses

         The Company opened its new casino and entertainment facility at Ameristar St. Charles on August 6, 2002. From January 1, 2001 to September 30, 2002, the Company invested approximately $210 million in connection with the development of the new facility. In addition, the Company capitalized $31.5 million in interest associated with this project during the same period, which reduced interest expense accordingly.

         In accordance with American Institute of Certified Public Accountants’ Statement of Position No. 98-5, “Reporting on the Costs of Start-up Activities,” preopening expenses incurred prior to the opening of a new facility must be expensed immediately. During the three and nine months ended September 30, 2002, the Company incurred $4.9 million and $6.4 million, respectively, of preopening expenses associated with the opening of the new facility. These expenses included, without limitation, payroll and related benefits, contract labor, advertising and general supplies.

Note 8 – Impairment loss on assets held for sale

         In August 2002, the Company entered into an agreement to sell various assets that were not being utilized after the new Ameristar St. Charles facility opened, including the existing casino barge, for $6.6 million (net of expenses), in a transaction that closed in September 2002. The Company also began to solicit bids on 918 slot machines that were not being used by Ameristar St. Charles. In accordance with SFAS No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets,” during the quarter ended June 30, 2002, the Company recorded a $4.1 million impairment loss associated with these assets held for sale based on their estimated realizable values.

         During the third quarter of 2002, the Company decided to sell 2,289 slot machines that were not being used at its various properties as part of the Company’s ongoing strategy to provide patrons with the latest-technology gaming equipment. As a result, the Company recorded $1.1 million in impairment loss on these assets based on their estimated realizable values, third-party offer prices or actual sales proceeds.

Note 9 – Recently issued accounting standards

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The key provision of SFAS 145 affecting the Company rescinds the existing rule on gains or losses from the extinguishment of debt. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS Nos. 145 and 146 effective January 1, 2003. Management does not believe the adoption of these accounting standards will have a material impact on the Company’s financial position or results of operations.

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

Results of Operations

         The following table highlights our consolidated results of operations and certain other financial information for our properties:

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Amounts in Thousands)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2002	2001	2002

Consolidated cash flow information

Cash flows provided by operating activities	$20,624	$5,986	$76,992	$82,232

Cash flows (used in) provided by investing activities	(24,010)	(45,002)	10,022	(198,407)

Cash flows provided by (used in) financing activities	4,478	40,414	(81,328)	122,251

Net revenues (1)

Ameristar St. Charles	$35,928	$54,966	$103,176	$131,903

Ameristar Kansas City	50,877	55,536	153,236	159,732

Ameristar Council Bluffs	32,497	36,920	89,965	109,647

Ameristar Vicksburg	20,230	23,315	55,859	69,161

Jackpot Properties	16,274	16,521	43,853	45,726

The Reserve (2)	—	—	4,710	—

Corporate and other	—	—	—	175

Consolidated net revenues	$155,806	$187,258	$450,799	$516,344

Adjusted operating income (loss) (3)

Ameristar St. Charles	$10,867	$8,773	$30,828	$31,096

Ameristar Kansas City	10,751	10,133	35,166	32,829

Ameristar Council Bluffs	7,791	10,324	19,501	30,225

Ameristar Vicksburg	3,638	5,927	10,810	18,961

Jackpot Properties	3,955	2,690	8,039	8,432

The Reserve (2)	—	—	67	—

Corporate and other	(5,030)	(6,475)	(16,222)	(19,868)

Consolidated adjusted operating income	$31,972	$31,372	$88,189	$101,675

EBITDA (4)

Ameristar St. Charles	$11,795	$13,067	$33,313	$37,843

Ameristar Kansas City	13,804	13,476	44,345	42,122

Ameristar Council Bluffs	10,190	12,603	26,502	37,142

Ameristar Vicksburg	5,902	8,249	16,877	25,936

Jackpot Properties	4,917	3,564	11,039	11,161

The Reserve (2)	—	—	67	—

Corporate and other	(4,662)	(5,986)	(15,662)	(18,504)

Consolidated EBITDA	$41,946	$44,973	$116,481	$135,700

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA-CONTINUED
(Dollars in Thousands)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2002	2001	2002

Adjusted operating income margins (3)

Ameristar St. Charles	30.3%	16.0%	29.9%	23.6%

Ameristar Kansas City	21.1%	18.3%	23.0%	20.6%

Ameristar Council Bluffs	24.0%	28.0%	21.7%	27.6%

Ameristar Vicksburg	18.0%	25.4%	19.4%	27.4%

Jackpot Properties	24.3%	16.3%	18.3%	18.4%

The Reserve (2)	—	—	1.4%	—

Consolidated adjusted operating income margin	20.5%	16.8%	19.6%	19.7%

EBITDA margins (4)

Ameristar St. Charles	32.8%	23.8%	32.3%	28.7%

Ameristar Kansas City	27.1%	24.3%	28.9%	26.4%

Ameristar Council Bluffs	31.4%	34.1%	29.5%	33.9%

Ameristar Vicksburg	29.2%	35.4%	30.2%	37.5%

Jackpot Properties	30.2%	21.6%	25.2%	24.4%

The Reserve (2)	—	—	1.4%	—

Consolidated EBITDA margin	26.9%	24.0%	25.8%	26.3%

(1)	We previously recorded costs associated with our coin coupon offerings as a casino department expense. These charges are now recorded as a reduction of net revenue. Accordingly, we have reclassified these charges for the prior periods to conform to current periods’ presentation.

(2)	Operating results for The Reserve in 2001 are through January 29, 2001, when we sold the property.

(3)	Adjusted operating income (loss) is income (loss) from operations (as reported) before the impairment loss on assets held for sale and preopening expenses related to the new St. Charles facility. For the three and nine month periods ended September 30, 2002, impairment loss and preopening expenses totaled $6.0 million and $11.6 million, respectively. Adjusted operating income margin is adjusted operating income as a percentage of net revenues. Adjusted operating income information is presented solely as a supplemental disclosure in addition to results defined by generally accepted accounting principles (“GAAP”). Management believes adjusted operating income information is a widely-used measure of operating performance in the gaming industry.

(4)	EBITDA consists of income from operations plus depreciation, amortization, impairment loss on assets held for sale and preopening expenses related to the new St. Charles facility. EBITDA margin is EBITDA as a percentage of net revenues. Gaming companies have historically reported EBITDA information as a supplemental performance measure in addition to the GAAP-defined results. EBITDA should not be construed as an alternative to income from operations (as determined in accordance with GAAP), as an indicator of our operating performance, as an alternative to cash flow from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in EBITDA. It should also be noted that not all gaming companies that report EBITDA information calculate EBITDA in the same manner as we do.

         Consolidated net revenues for the quarter ended September 30, 2002 were $187.3 million, representing an increase of $31.5 million, or 20.2 percent, from the third quarter in 2001. Consolidated net revenues for the nine months ended September 30, 2002 were $516.3 million compared to $450.8 million for the same period in 2001, an increase of 14.5 percent. The growth in revenues was driven primarily by increased revenues at the new Ameristar St. Charles facility, which opened August 6, 2002, as well as continued strong operating results at our Council Bluffs and Vicksburg properties.

         Adjusted operating income for the quarter ended September 30, 2002 was $31.4 million, representing a decrease of $0.6 million, or 1.9 percent, from the third quarter of 2001. For the nine months ended September 30, 2002, adjusted operating income increased to $101.7 million from $88.2 million for the same period in 2001, an increase of 15.3 percent. Adjusted operating income for the quarter and the nine months ended September 30, 2002 excludes non-recurring charges associated with (1) preopening expenses relating to the new St. Charles facility and (2) impairment loss on assets held for sale. These charges totaled $6.0 million and $11.6 million for the quarter and the nine months ended September 30, 2002, respectively. In addition to the effect of these non-recurring charges, our net income in the third quarter of 2002 was negatively impacted by an increase in the base of depreciable assets, a reduction in capitalized interest following the opening of the new St. Charles facility and initial operating inefficiencies at the new St. Charles facility.

         Net revenues at Ameristar St. Charles for the third quarter of 2002 were $55.0 million, an increase of $19.1 million, or 53.2 percent, from the third quarter of 2001. For the nine months ended September 30, 2002, Ameristar St. Charles reported $131.9 million in net revenues, representing an increase of $28.7 million, or 27.8 percent, from the nine months ended September 30, 2001. Ameristar St. Charles continued to improve its market share, with an increase to 26.8 percent in the third quarter of 2002, up from 19.0 percent in the third quarter of 2001, due substantially to the opening of the new facility in August 2002. (All market share information included in this Quarterly Report is based on publicly reported gross gaming revenue.)

         During the three and nine months ended September 30, 2002, Ameristar St. Charles incurred $4.9 million and $6.4 million, respectively, in preopening expenses associated with the opening of the new facility. In addition, during the three and nine months ended September 30, 2002, the property recorded a $0.3 million and $4.4 million impairment loss on certain assets that were not transferred to the new facility (see Notes 7 and 8 of Notes to Condensed Consolidated Financial Statements for more information on these transactions). Adjusted operating income was $8.8 million for the three months ended September 30, 2002, representing a decrease of $2.1 million, or 19.3 percent, from the corresponding period in 2001. For the nine months ended September 30, 2002, adjusted operating income was $31.1 million, up $0.3 million, or 1.0 percent, from the corresponding period in 2001, despite the initial operating inefficiencies at the new St. Charles facility. Operating expenses (excluding impairment loss and preopening expenses) increased by $21.1 million and $28.5 million, respectively, for the three and nine months ended September 30, 2002 compared to the same periods in 2001, largely due to higher labor and related costs and depreciation expenses associated with the opening of the new facility. As a result, adjusted operating income margins for the three and nine months ended September 30, 2002 declined to 16.0 percent and 23.6 percent, respectively, compared to 30.3 percent and 29.9 percent for the same periods in 2001.

         Management expects to achieve improved operating margins in future periods through labor efficiencies, player development initiatives and other operational changes, but the property’s stabilized operating income margin is not expected to reach the level of the old facility because the old facility was substantially smaller, offered limited non-gaming amenities and could not always satisfy customer demand. The new facility is designed to absorb future growth of the St. Louis market. There can be no assurance that we will be successful in improving operating margins at Ameristar St. Charles.

         Ameristar Kansas City generated net revenues of $55.5 million and $159.7 million, respectively, for the three and nine months ended September 30, 2002, which represent increases of $4.6 million, or 9.0 percent, and $6.5 million, or 4.2 percent, respectively, from the corresponding periods in 2001. The property’s 15.2 percent increase in gaming revenues from the third quarter of 2001 to the same quarter in 2002 exceeded the growth in the overall Kansas City market of 5.6 percent and improved the property’s market share in the third quarter of 2002 to 35.7 percent, up from 32.6 percent in the third quarter of the prior year. These improvements were driven in part by the completion of the 2,650-space parking garage in June 2002. Increased costs of coin coupon offerings and other targeted marketing programs, which are recorded as promotional allowances, caused net revenues to grow at a slower pace than gaming revenues during the third quarter of 2002. Ameristar Kansas City’s results were also adversely impacted by business disruption associated with construction activity related to enhancements of its casino and entertainment facilities that began in July of this year. These enhancements, undertaken to further improve its competitive position in the Kansas City market, include significant improvements to the casino and major renovations to the property’s land-based amenities, and are expected to be completed in the first quarter of 2003.

         Despite the increase in revenues, adjusted income from operations at Ameristar Kansas City decreased $0.7 million and $2.4 million, respectively, for the three and nine months ended September 30, 2002 compared to the same periods in 2001, as a result of a $5.3 million and $8.8 million increase, respectively, in operating expenses (excluding impairment loss on assets held for sale) during the same periods. The increases are mainly due to higher labor and related costs associated with customer service initiatives, increased health benefits costs as a result of the conversion to a new health benefit plan and additional expenses directly related to increased revenues, including gaming taxes and other expenses attributable to player development strategies.

         Ameristar Council Bluffs posted substantially improved financial results for the quarter and the nine months ended September 30, 2002 as it continued to benefit from the property improvements made from 1999 through 2001, the ongoing refinement of targeted marketing programs, the installation of new gaming equipment and the continuation of cost containment programs. Net revenues were $36.9 million and $109.6 million for the three and nine months ended September 30, 2002, up $4.4 million, or 13.5 percent, and $19.6 million, or 21.8 percent, respectively, from the corresponding periods in 2001. The 13.5 percent increase in net revenues during the third quarter of 2002 was driven by a 15.5 percent increase in gaming revenues in the same quarter, which far outpaced the Council Bluffs market’s 3.4 percent growth in gaming revenues. This drove Ameristar Council Bluffs’ market share to 38.0 percent for the third quarter of 2002, up from 34.4 percent in the third quarter of 2001. In addition, adjusted operating income improved significantly, up $2.5 million, or 32.1 percent, and $10.7 million, or 54.9 percent, respectively, for the three and nine months ended September 30, 2002 over the comparable periods in 2001.

         In June 2002, the Iowa Supreme Court ruled that the imposition of gaming taxes on slot machine revenues at Iowa racetracks at a higher rate than that imposed on riverboat casino revenues violates the U.S. and Iowa Constitutions. Management believes it is likely that the Iowa Legislature will consider measures to overcome the budgetary constraints resulting from this court decision, including the possibility of increasing gaming taxes on riverboat casinos beginning in 2003, which would adversely affect Ameristar Council Bluffs’ future operating results.

         Ameristar Vicksburg also experienced significant improvement for the three months and nine months ended September 30, 2002, with net revenues increasing by $3.1 million, or 15.3 percent, and $13.3 million, or 23.8 percent, respectively, over the same periods in 2001. Adjusted operating income increased $2.3 million, or 63.9 percent, and $8.2 million, or 75.9 percent, respectively, for the three and nine months ended September 30, 2002, over the comparable periods in 2001. Ameristar Vicksburg’s improved performance is primarily due to the completion of a major renovation and enhancement project in 2001, which adversely impacted the results for the first quarter of 2001 due to construction disruption and has improved the property’s financial results significantly since its completion. In addition, effective targeted marketing programs and cost-control measures continued to contribute to the success of the property. Ameristar Vicksburg, the long-time market share leader in Vicksburg, improved its market share to 40.2 percent in the third quarter of 2002, up from 34.6 percent in the third quarter of 2001.

         Net revenues at the Jackpot Properties for the three and nine months ended September 30, 2002 were $16.5 million and $45.7 million, respectively, which represent increases of 1.2 percent and 4.1 percent, respectively, from the same periods in 2001. This improved performance is attributable to more effective marketing programs and an improved Southern Idaho economy. The Jackpot Properties generated adjusted operating income of $2.7 million for the three months ended September 30, 2002, down 32.5 percent from the same period in 2001. This decline is primarily the result of a $0.7 million increase in employee benefit costs. For the nine months ended September 30, 2002, the Jackpot Properties reported adjusted operating income of $8.4 million, representing an increase of $0.4 million, or 5.0 percent.

         Consolidated depreciation and amortization expense increased to $13.6 million and $34.0 million, respectively, for the three months and nine months ended September 30, 2002, from $10.0 million and $28.3 million for the same periods in 2001. These increases are primarily due to a substantial increase in depreciable assets resulting from the completion of the St. Charles project in August 2002 and the Kansas City parking garage in June 2002 as well as slot equipment additions at each property. The increase in depreciation expense was partially offset by the elimination of goodwill amortization expense resulting from the adoption of SFAS No. 142, effective January 1, 2002, as described more fully in Note 6 of Notes to Condensed Consolidated Financial Statements.

         Our interest expense in the third quarter of 2002 was $13.9 million, down 6.1 percent from $14.8 million in the third quarter of 2001, due to a lower average interest rate on outstanding debt. In May 2002, we amended our senior credit facilities to reduce our borrowing costs. In September 2002, Standard & Poors’ Ratings Services increased its rating on our senior secured debt to BB-, which further reduced the interest rate on a portion of our senior credit facilities. During the fourth quarter of 2001, we reduced our outstanding debt by $97.2 million, utilizing $94.2 million of proceeds from the December 2001 secondary public offering of our common stock. During the first nine months of 2002, we borrowed $124.7 million to fund various construction projects. Interest associated with this construction financing is capitalized and included in the cost of each project. Total interest cost, before capitalizing interest associated with our ongoing construction projects, was $17.4 million in the third quarter of 2002 compared to $20.0 million for the same period in 2001. Capitalized interest declined by

$1.6 million from the third quarter of 2001 to the same period in 2002, mainly due to the completion of the new St. Charles facility in August 2002. Interest expense is expected to increase in future periods due to the increase in our outstanding debt and the reduction in capitalized interest.

         Interest expense for the nine months ended September 30, 2002 decreased to $33.9 million from $50.8 million in 2001 due to a lower average interest rate on the outstanding debt as described above. In addition, we recorded $17.5 million in capitalized interest associated with our construction projects for the nine months ended September 30, 2002 compared to $13.3 million for the same period in 2001.

         Our effective income tax rate for the nine months ended September 30, 2002 was 36.4 percent versus the federal statutory rate of 35 percent. The difference between the effective rate and the statutory rate is the result of state and local income taxes as well as certain non-deductible expenses. At December 31, 2001, we had approximately $71.1 million of unused operating loss carryforwards (resulting from the sale of The Reserve in 2001 and other prior-year net operating losses) that may be used to offset future taxable income. We expect to exhaust these tax loss carryforwards in 2003.

         Net income for the three months ended September 30, 2002 was $7.4 million, down $3.9 million, or 34.5 percent, from the same period in 2001. Diluted earnings per share were $0.28 for the third quarter of 2002, compared to $0.49 for the comparable period in 2001. Non-recurring charges (preopening expense associated with the new St. Charles facility and impairment loss on assets held for sale) reduced third quarter 2002 net income by approximately $3.9 million, which resulted in a decrease of $0.15 in diluted earnings per share. Net income for the nine months ended September 30, 2002 was $35.5 million, up 47.9 percent from the comparable period in 2001, despite the $7.5 million of non-recurring charges recorded in 2002. Diluted earnings per share improved from $1.07 for the nine months ended September 30, 2001 to $1.34 for the corresponding period in 2002, representing an increase of 25.2 percent.

         The number of diluted shares outstanding increased by 15.1 percent from the third quarter of 2001 to the same quarter in 2002 and by 18.2 percent from the nine months ended September 30, 2001 to the corresponding period in 2002, primarily due to the issuance of 4.9 million shares in our December 2001 secondary public stock offering. Among other factors, this increase in outstanding shares affects the comparability of earnings per share between the three and nine months ended September 30, 2002 and the comparable periods in 2001.

Liquidity and Capital Resources

         Net cash provided by operating activities was $82.2 million for the nine months ended September 30, 2002 compared to $77.0 million for the same period of 2001. This increase is primarily due to improvements in operating results, as discussed under “Results of Operations” above.

         Net cash used in investing activities for the first nine months of 2002 was $198.4 million, compared to $10.0 million provided by investing activities for the nine months ended September 30, 2001. During the first nine months of 2002, we incurred $212.0 million in capital expenditures, primarily relating to the construction of the new casino and entertainment facility at Ameristar St. Charles and the parking garage and other renovations at Ameristar Kansas City. During the first nine months of 2001, we received $71.6 million in cash proceeds from the sale of The Reserve.

         Net cash provided by financing activities was $122.3 million during the first nine months of 2002, compared to $81.3 million of net cash used in financing activities for the nine months ended September 30, 2001. We borrowed $124.7 million under our senior credit facilities during the first nine months of 2002. During the nine months ended September 30, 2001, we used $50.0 million of proceeds from the sale of The Reserve and $14 million from our operating cash flows to reduce outstanding debt under our senior credit facilities.

         Our principal long-term debt is comprised of $364.5 million of senior credit facilities and $380.0 million in aggregate principal amount of 10.75 percent senior subordinated notes due 2009. We expect to exceed the senior credit facilities’ limitation on capital expenditures for the new casino and entertainment facility at Ameristar St. Charles in the fourth quarter of 2002 and we are currently seeking an amendment to the senior credit facilities to increase this capital expenditure limitation from $180 million to $210 million. While we expect to obtain this amendment in the fourth quarter of 2002, there can be no assurance that this will be the case. If we are unable to obtain this amendment, we would likely be in default under our senior credit facilities and our liquidity could be materially adversely affected.

         Our capital expenditures during the nine months ended September 30, 2002 include $128.9 million relating to the new casino and entertainment facility at Ameristar St. Charles, $15.1 million relating to the recently completed parking garage at Ameristar Kansas City, $6.5 million for the ongoing renovation and enhancement project at Ameristar Kansas City, $17.5 million in capitalized interest associated with construction-in-progress and $44.0 million for other projects, including equipment and maintenance at our properties. We currently expect to incur approximately $30 million on capital improvement projects and other capital expenditures at our properties in the fourth quarter of 2002, primarily related to the Kansas City project. Our actual capital expenditures may vary based on budget modifications, construction schedule changes and other factors, including the limitation on capital expenditures under our senior credit facilities.

         We historically have funded our daily operations and capital expenditures primarily through operating cash flow, bank debt and other debt financing. As of September 30, 2002, we had exhausted our borrowing capacity under our senior credit facilities. In October 2002, we borrowed $14 million on a secured basis from a commercial bank to finance equipment purchases for the recently opened St. Charles facility. We are currently seeking an additional $75 million of financing under Term Loan B of our senior credit facilities, as permitted by the governing credit agreement, in order to provide additional liquidity for our operations and to finance various capital improvements at our properties. We believe that our operating cash flow, existing cash and cash equivalents and additional financing under our senior credit facilities, if obtained, will support our operations for the foreseeable future.

         We cannot give any assurance that we will be able to obtain the additional financing to fund our capital expenditure plans or that we will continue to be able to satisfy the financial covenants under our senior credit facilities, the senior subordinated notes or our other debt instruments. If we cannot obtain additional financing, or fail to continue to satisfy the financial covenants under our debt instruments and are unable to obtain a waiver from our lenders, we may be unable to complete our capital improvement projects as planned. Moreover, a failure to satisfy the financial covenants under our debt instruments would limit our ability to borrow under our revolving credit facilities and could require us to reduce our outstanding debt balance, which could adversely affect our liquidity, or result in an event of default under one or more debt instruments. Adverse changes in our operations or operating cash flow may affect our ability to satisfy these financial covenants.

Significant Accounting Policies and Estimates

         We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, purchase price allocations made in connection with our acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. We cannot assure you that our actual results will conform to our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed where appropriate in this Item 2 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The key provision of SFAS 145 affecting us rescinds the existing rule on gains or losses from the extinguishment of debt. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We will adopt SFAS Nos. 145 and 146 effective January 1, 2003. Management does not believe the adoption of these accounting standards will have a material impact on our financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         As of September 30, 2002, we had $364.5 million outstanding under the senior credit facilities bearing interest at variable rates (as described more fully in Note 2 of Notes to Condensed Consolidated Financial Statements). Of this amount, $100.0 million is covered by an interest rate swap agreement that fixes the interest rate thereon and $50.0 million is covered by an interest rate collar agreement that sets a floor and ceiling for the interest rate thereon. Other than the borrowings under the senior credit facilities that are not covered by the interest rate swap agreement and $1.1 million in other long-term debt outstanding at September 30, 2002 (collectively, the “Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At September 30, 2002, the weighted average interest rate applicable to the Variable Rate Debt was 4.7 percent. An increase of one percentage point in the weighted average interest rate applicable to the Variable Rate Debt outstanding at September 30, 2002 would increase our annual interest cost by approximately $2.7 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements for additional amounts of principal under the senior credit facilities as market conditions warrant.

         Although we manage our short-term cash assets with a view to maximizing return with minimal risk, we do not invest in market rate-sensitive instruments for trading or other purposes and we have no material exposure to foreign currency exchange risks or commodity price risks.

Item 4. Controls and Procedures

         Within the 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and other members of management concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing

10.1	Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated October 7, 2002, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc.	Filed electronically herewith.

*10.2	Amendment No. 2 to Employment Agreement, dated as of August 15, 2002, between Ameristar Casinos, Inc. (“ACI”) and Thomas M. Steinbauer	Filed electronically herewith.

*10.3	Amendment to Amended and Restated Executive Employment Agreement, dated as of August 16, 2002, between ACI and Gordon R. Kanofsky	Filed electronically herewith.

*10.4	Amendment to Executive Employment Agreement, dated as of August 16, 2002, between ACI and Peter C. Walsh	Filed electronically herewith.

11.1	Computation of Earnings Per Share	Information required by Item 601(a)(11) of Regulation S-K is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

99.1	Certification of Craig H. Neilsen, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

99.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

*	Denotes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

         None.

SIGNATURE AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant

Date: November 14, 2002	By:	/s/ THOMAS M. STEINBAUER

Thomas M. Steinbauer

Senior Vice President of Finance,

Chief Financial Officer and Treasurer

CERTIFICATION PURSUANT TO RULE 13A-14
OF THE SECURITIES EXCHANGE ACT,
AS ADOPTED PURSUANT TO SECTION
302 OF THE SARBANES-OXLEY ACT

I, Craig H. Neilsen, certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q of Ameristar Casinos, Inc.;

2.     Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.     Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

         (c)  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

         (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	By:	/s/ CRAIG H. NEILSEN

Craig H. Neilsen

President and Chief Executive Officer

On this 14th day of November 2002, Craig H. Neilsen directed Connie Wilson, in his presence as well as our own, to sign the foregoing document as “Craig H. Neilsen.” Upon viewing the signature as signed by Connie Wilson, and in our presence, Craig H. Neilsen declared to us that he adopted it as his own signature.

/s/ JOSIE RUBIO

Witness

/s/ MARGENE OTTEN

Witness

STATE OF NEVADA		)

:ss

COUNTY OF CLARK		)

         I, Janet Catron, Notary Public in and for said county and state, do hereby certify that Craig H. Neilsen personally appeared before me and is known or identified to me to be the person whose name is subscribed to the within instrument in his capacity as President and Chief Executive Officer of Ameristar Casinos, Inc. Craig H. Neilsen, who being unable due to physical incapacity to sign his own name or offer his mark, did direct Connie Wilson, in his presence, as well as my own, to sign the foregoing document as “Craig H. Neilsen.” Craig H. Neilsen, after viewing his name as signed by Connie Wilson, thereupon adopted it as his own by acknowledging to me his intention to so adopt it as if he had personally executed the same and further acknowledged to me that he executed the same as the President and Chief Executive Officer of Ameristar Casinos, Inc.

         IN WITNESS WHEREOF, I have hereunto set my hand and official seal this 14th day of November 2002.

/s/ JANET CATRON

Notary Public

Las Vegas

Residing at:

My Commission Expires:

5/9/2005

CERTIFICATION PURSUANT TO RULE 13A-14
OF THE SECURITIES EXCHANGE ACT,
AS ADOPTED PURSUANT TO SECTION
302 OF THE SARBANES-OXLEY ACT

I, Thomas M. Steinbauer, certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q of Ameristar Casinos, Inc.;

2.     Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.     Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

         (c)  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

         (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	By:	/s/ THOMAS M. STEINBAUER

Thomas M. Steinbauer

Senior Vice President of Finance,

Chief Financial Officer and Treasurer