Form 10-K
period 2002-12-31
AMERISTAR CASINOS INC
filed 2003-03-31
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Registrant’s Telephone Number, including area code: (702) 567-7000

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [   ]

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 28, 2002 (the last business day of the registrant’s most recently-completed second fiscal quarter) was approximately $308,704,903, based on the last reported sale price of the registrant’s Common Stock on the Nasdaq National Market System on such date.

As of March 12, 2003, 26,271,749 shares of Common Stock of the registrant were outstanding.

Portions of the registrant’s definitive Proxy Statement for its July 18, 2003 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

     Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “Ameristar” or “ACI” refer to Ameristar Casinos, Inc. and all references to the “Company,” “we,” “our,” “ours” or “us” refer to Ameristar and its consolidated subsidiaries. This Report contains certain forward-looking statements, including management’s plans and objectives for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future plans, objectives, strategies, financial results, financial position, operational expectations or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control. Accordingly, actual results could differ materially from those contemplated by any forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to “Item 1. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of some of the factors, risks and uncertainties that could materially affect the outcome of future results contemplated by forward-looking statements.

PART I

Item 1. Business

Introduction

     We are a leading multi-jurisdictional developer, owner and operator of casinos and related hotel and entertainment facilities in local markets. We own six properties in five markets located in Missouri, Iowa, Mississippi and Nevada catering to customers primarily residing within a 100-mile radius of our properties. Our properties enjoy leading positions in markets with significant barriers to entry, and all of our properties are high-quality assets. We continually evaluate the opportunity to increase our revenues, cash flow and earnings through internal growth initiatives, including the expansion of our existing properties, targeted marketing programs and the strategic acquisition or development of properties in attractive local gaming markets.

     Our gaming revenues are derived, and are expected to continue to be derived, from a broad base of customers, and we do not depend upon high-stakes players. We emphasize slot machine play at our properties and invest on an ongoing basis in new slot equipment and technology to promote customer satisfaction and loyalty. We are an industry leader in the implementation of cashless slot technology and new-generation multi-coin nickel and penny denomination slot machines. All of our properties also offer table games such as blackjack, craps and roulette. In addition, Ameristar St. Charles, Ameristar Kansas City and Cactus Petes offer poker, keno and sports book wagering. We generally emphasize competitive minimum and maximum betting limits based on each market. We extend credit to our Mississippi and Nevada gaming customers only in limited circumstances and limited amounts on a short-term basis and in accordance with the credit restrictions imposed by gaming regulatory authorities. The Missouri and Iowa gaming statutes prohibit the issuance of casino credit.

     The following table presents selected statistical and other information concerning our properties as of March 24, 2003.

	Ameristar	Ameristar		Ameristar	Ameristar	The Jackpot
	St. Charles	Kansas City		Council Bluffs	Vicksburg	Properties (1)

Opening Date	1994 (2)	1997		1996	1994	1956
Casino Square Footage (approx.)	130,000	130,000		38,500	42,000	29,000
Slot Machines (approx.)	3,330	2,990		1,550	1,370	1,020
Table Games	95	95		42	34	37
Hotel Rooms	—	184		444 (3)	150	420
Restaurants/Bars	7/6	9/9	(4)	4/4	3/3	5/4
Restaurant/Bar Seating Capacity	1,577/132	1,733/408	(4)	1,059/61	789/32	534/126
Guest Parking Spaces (approx.)	4,000	7,150		3,000	1,700	1,130
Other Amenities	Gift Shop; 300-Seat VIP Players' Club; Amusement Arcade	Kids Quest Children's Activity Center(5); 1,384-Seat Entertainment Facility; 18-Screen Movie Theater(5); Gift Shop; Amusement Arcade; Cigar Bar; 85-seat VIP Players' Club	Kids Quest
Children's
Activity
Center(5);
3,000-Seat
Outdoor
Entertainment
Facility;
Meeting Space;
Indoor Swimming
Pool & Spa;
Exercise
Facility;
Gift Shop;
Amusement
Arcade;
75-seat VIP
				Players' Club	Gift Shop; Swimming Pool; Meeting Space	356-Seat Showroom; Sports Book; Meeting Space; RV Park; Swimming Pool; Gift Shop; General Store; Service Station; Amusement Arcade; Styling Salon; Tennis Courts

(1)	Includes the operations of Cactus Petes Resort Casino and The Horseshu Hotel & Casino.

(2)	We opened the new Ameristar St. Charles facility on August 6, 2002.

(3)	Includes 284 rooms operated by affiliates of Kinseth Hospitality Corporation and located on land owned by us and leased to affiliates of Kinseth.

(4)	Includes a 52-seat food court leased to and operated by third parties.

(5)	Leased to and operated by a third party.

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

     Charles site. The property features an elevated roadway and a 4,000-space, five-story parking structure located above the existing flood plain, providing improved access to the facility and allowing it to operate even when the Missouri River floods.

     The original casino at Ameristar St. Charles opened in 1994. Prior to the opening of the new facility, Ameristar St. Charles included approximately 45,000 square feet of gaming space, 1,900 slot machines and 30 table games. On August 6, 2002, we opened a new casino and entertainment complex that includes approximately 130,000 square feet of gaming space on two levels with approximately 3,330 slot machines and 95 table games, including a 12-table poker room. In addition, the new facility features a 74,000-square-foot porte cochere, an historical streetscape reminiscent of St. Charles’ past, a two-story fountain, seven diverse restaurants, a 300-seat VIP players’ club, live entertainment, a retail gift shop and a video game arcade, all of which significantly expanded the breadth of non-gaming amenities available to guests. The facility offers the following dining choices: the 360-seat Bottleneck Blues Bar, featuring Southern cuisine and live entertainment; the 200-seat 47 Port Street Grill steakhouse, featuring exhibition cooking with a 20-seat private dining room; the 47-seat King Cat Club, a martini bar; the 250-seat Amerisports Bar & Grill, which houses a 34-foot-long video wall and two high-tech, giant video screens; the 475-seat state-of-the-art Landmark Buffet with multiple serving stations; the 190-seat 24-hour Falcon Diner; and the eclectic southern-style 102-seat Pearl’s Oyster Bar.

     We invested approximately $210 million (excluding capitalized interest) in this project in addition to the $140 million the former owner had invested prior to suspending construction in 1997. We believe the new casino and entertainment complex at St. Charles is the premier gaming facility in the St. Louis area and is well-positioned to benefit from growth in this market. Ameristar St. Charles’ market share (based on gross gaming revenues) increased from 21.3% in July 2002, immediately prior to the opening of the new facility, to 29.7% in February 2003, which was approximately three percentage points ahead of its principal competitor. The new facility at Ameristar St. Charles was chosen as Best Casino by Riverfront Times in its 2002 Best of St. Louis issue. The property was also named “Most Improved Casino” in the March 2003 issue of Where magazine highlighting “The Ultimate St. Louis.”

     Ameristar Kansas City. Ameristar Kansas City is a fully-integrated gaming, dining, lodging and entertainment complex in a spacious, land-based atmosphere. Located seven miles from downtown Kansas City, Missouri, Ameristar Kansas City is specifically designed to attract customers from the greater Kansas City area, as well as strong visitor and overnight markets. The property is located on approximately 183 acres adjacent to the Interstate 435 bridge. Interstate 435 is a six-lane, north-south expressway offering quick and easy access to, and direct visibility of, Ameristar Kansas City.

     The casino, which opened in 1997, features an historic Missouri riverboat theme and is the newest and largest gaming facility in the Kansas City market. The property was awarded the Gold Award for Best Casino in 2002 by Ingram’s Best of Business Edition and voted Best Casino in the 2002 Kansas City Magazine’s “Best of Kansas City” readers’ poll. In addition, the Midwest Gaming and Travel readers’ poll voted Ameristar Kansas City

“Favorite Casino in Missouri,” “Friendliest Dealers,” “Best Selection of Slots,” “Favorite Casino Hotel,” “Most Comfortable Rooms” and “Most Comfortable Pavilion.”

     The casino and entertainment complex currently includes a 130,000-square foot casino on two levels with approximately 2,990 slot and video poker machines and 95 table games (including poker), a 184-room hotel and other related facilities. Ameristar Kansas City currently has 7,150 parking spaces, including a new 2,650-space parking garage that was completed in July 2002. We believe the addition of the parking garage will improve our competitive position in the Kansas City market since Ameristar Kansas City had been the only property in the market without covered parking.

     Ameristar Kansas City provides a wide variety of dining and entertainment options, boasting nine food outlets ranging from upscale restaurants to express food outlets and nine bars/lounges. The 154-seat Bugatti’s Little Italy Café, which offers authentic and creative Italian cuisine, was recognized as “a Don’t Miss Dining Venue” in the Zagat Survey and was also voted “Best Italian” restaurant in the riverboat category by Casino Player Magazine readers in July 2001. The Star Pavilion seats 1,384 guests and plays host to a variety of headline entertainers and sporting events. Live entertainment is also offered at Depot No. 9, a saloon and stage that hosts local and regional bands and is connected to an historical Pullman railroad car. An 85-seat VIP players’ club, a state-of-the-art 18-screen movie theater complex, gift shop, video game arcade and Kids Quest activity center are also located at Ameristar Kansas City.

     To enhance the competitive position of Ameristar Kansas City and in line with our business strategies described below, we began a major renovation and enhancement project at Ameristar Kansas City in 2002. As part of Phase I of this project, we opened three new dining and entertainment venues in early January 2003: the 201-seat Great Plains Cattle Co. steakhouse; the 207-seat Falcon Diner, a 24-hour casual dining restaurant; and the 123-seat Depot No. 9 entertainment venue. Since opening, these dining venues have been very popular with our guests. We also constructed an open-seating food court, where we have leased space to three nationally known brands: Burger King, which opened in December 2002; Sbarro Pizza, which opened in February 2003; and Cold Stone Creamery, which is expected to open in the second quarter of 2003.

     Phase I of the project also includes a comprehensive renovation of the Kansas City casino, which has been substantially completed. We have opened up large sections of a wall dividing the casino floor, added escalators in the central portions of the casino floor to improve access to the second level, removed a large portion of the wall that separated the casino from the streetscape to improve visibility into the casino and replaced the carpet and other finishes throughout the casino. As part of Phase I of the project, we also plan to relocate and renovate the poker room and high-limit area. In addition, we will add slot machines to the half of the mezzanine level that was previously not being used, which will bring the total slot count up to approximately 3,150 machines. We expect these changes will substantially improve the layout and flow and enhance the overall excitement of the casino.

     We expect to begin construction of Phase II of the renovation and enhancement project at Ameristar Kansas City in the second quarter of 2003. We plan to convert the Hofbrauhaus Brewery into a 330-seat Amerisports Brew Pub featuring state-of-the-art video and audio technology. Amerisports will also feature two large video walls, another large projection television and a variety of menu items with exhibition cooking. The Brew Pub will retain the existing exhibition brewery where customers can observe the production of Ameristar’s private label beers. In addition, we plan to remodel Pearl’s Oyster Bar, construct a cabaret in the casino area and upgrade certain common areas throughout the Ameristar Kansas City property. We will take the necessary steps to isolate the construction areas in order to minimize disruption associated with Phase II of the project. We expect to complete Phase II of the project in August 2003.

     Ameristar Council Bluffs. Ameristar Council Bluffs is a riverboat casino and houses land-based hotel and other facilities located in Council Bluffs, Iowa on the bank of the Missouri River across from Omaha, Nebraska. The property is adjacent to the Nebraska Avenue exit on Interstate 29 immediately north of the junction of Interstate 29 and Interstate 80.

     Ameristar Council Bluffs features the largest riverboat in Iowa, which includes approximately 38,500 square feet of gaming space, approximately 1,550 slot machines and 42 table games. The Council Bluffs property also offers four restaurants and 444 hotel rooms. The 160-room hotel owned and operated by Ameristar Council Bluffs boasts the prestigious Four Diamond designation from the AAA. The property has undergone substantial expansion and renovation since it opened in 1996. In late 1999, we added a third level to the riverboat casino, and in early 2000, we added a 1,000-space parking garage. In the first quarter of 2001, we completed a renovation and enhancement project at the property that included enhancements to the land-based amenities and the total renovation of the two initial casino floors, including the installation of multimedia, high-definition plasma screens throughout the casino, the addition of new-generation slot machines and the installation of a cashless slot system designed to improve guest satisfaction.

     The Council Bluffs casino features a three-level, richly appointed cruising riverboat measuring 272 feet long by 98 feet wide (approximately 52,000 square feet). The high ceilings and width of the casino give it the spacious feel of a land-based facility. We are required to make a two-hour cruise a minimum of 100 days per year during the “excursion season,” which is defined as April 1 through October 31. Guests may enter the riverboat from shore via enclosed ramps from the Main Street Pavilion and the parking garage.

     The land-based facilities include the Ameristar Hotel and Main Street Pavilion, where guests will find the 75-seat VIP players’ club, the 188-seat Waterfront Grill steakhouse, the 304-seat Veranda Buffet, the recently renovated 395-seat Amerisports Bar and Cabaret and the 172-seat Prairie Mill Cafe & Bakery, a 24-hour specialty restaurant. The Waterfront Grill steakhouse was named one of the Omaha area’s top-10 restaurants by the Omaha World-Herald in 2002. The Council Bluffs property also features a children’s activity center, fitness facility, indoor pool and convention facilities, as well as the Star Arena, a 3,000-seat outdoor concert venue.

     Ameristar Vicksburg. Ameristar Vicksburg is located one-quarter mile north of Interstate 20 in Vicksburg, Mississippi and caters primarily to guests from the Vicksburg and Jackson, Mississippi and Monroe, Louisiana areas. Opened in 1994, Ameristar Vicksburg includes a riverboat-themed dockside casino, a 150-room hotel and other land-based facilities. The casino features approximately 42,000 square feet of gaming space, approximately 1,370 slot machines and 34 table games. The property’s restaurants provide casual dining and regionally influenced menu selections at affordable prices. In July 2001, we completed a capital improvement project at the property, including renovating and expanding the casino; installing new generation slot machines; adding a new VIP players’ lounge; replacing the showroom with the exciting Bottleneck Blues Bar, an authentic club featuring live entertainment and gaming; and adding new high-definition plasma screens for special event viewing. In addition, approximately 600 parking spaces were added during 1999, bringing the total number of guest parking spaces to approximately 1,700.

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

     The Jackpot Properties. Our Jackpot properties, Cactus Petes Resort Casino and The Horseshu Hotel & Casino, are both located in Jackpot, Nevada, at the Idaho border. The Jackpot properties have been operating since 1956 and serve customers primarily from Idaho, Oregon, Washington, Montana, northern California and the southwestern Canadian provinces.

     Together, the Jackpot properties feature approximately 29,000 square feet of gaming space, approximately 1,020 slot machines, 37 table games (including poker), 420 hotel rooms (including 30 deluxe hot-tub suites), an Olympic-sized pool, a heated spa, a styling salon, lighted tennis courts, a recreational vehicle park, access to a nearby 18-hole golf course, a general store and a service station. The food and beverage operations at the Jackpot properties include a buffet, a fine dining restaurant, two 24-hour casual dining restaurants, a coffee shop, a snack bar, a showroom that features nationally known entertainment and cocktail lounges with entertainment. Cactus Petes and The Horseshu have achieved Four Diamond and Three Diamond ratings, respectively, from the AAA, and Cactus Petes was named “Best Hotel/Resort” in rural Nevada in 2000 and 2001 by Nevada Magazine.

Our Business Strategies

     Our key business strategy is to develop high-quality gaming properties that offer a diverse range of lodging, dining and entertainment options to create a complete entertainment experience for our guests. The quality of our properties derives from a variety of factors, including their design, size, location, gaming technology and amenities. We also emphasize courteous and efficient service that meets or exceeds the expectations of our guests. We believe that the continued pursuit of these strategies will generate attractive returns on our invested capital.

     Some of the key components of our operating strategies to be implemented in 2003 include the following:

     Leading Slot Technology

     We are an industry leader with respect to the implementation of cashless slot technology at our properties. As of March 11, 2003, approximately 47% of our slot machines provided cashless payouts utilizing ticket-in/ticket-out technology. We were the first operator to introduce this technology in Missouri and Iowa. As of March 11, 2003, the slot machines at the St. Charles, Kansas City, Council Bluffs, Vicksburg and Jackpot properties were 88%, 34%, 19%, 32% and 18% ticket capable, respectively. Based on comments made by a gaming equipment manufacturer in the February 2003 issue of Casino Journal, we believe that only approximately 10% of the slot machines in North America have ticketing capabilities. Our goal is to have approximately two-thirds of our slot machines operating with ticketing capabilities by the end of 2003, subject to the receipt of regulatory approvals by one of our equipment vendors. We are continuing to upgrade our slot machines and slot systems to facilitate the timely rollout of cashless technology in order to maintain and enhance our competitive position.

     We are also an industry leader with respect to the use of new generation multi-coin nickel and penny denomination slot machines. The implementation of these machines has generated a strong return on investment and has proven to be an extremely successful strategy. In addition, we are currently implementing an aggressive strategy to increase our higher denomination play. We continuously evaluate the appropriate mix of our slot product and invest in new slot products as appropriate to promote customer satisfaction and loyalty and generate maximum profitability.

     Profitable Use of Promotional Allowances

     We have consistently pursued a strategy of marketing and promoting our properties, including the targeted use of cash coupon offerings, in order to attract and retain valued customers. We believe our promotional allowances as a percentage of gross revenues on a consolidated basis are consistent with or lower than those of our principal competitors.1 We adjust the amount of our promotional offerings from time to time based on competitive conditions, such as during periods of construction disruption similar to that currently affecting Ameristar Kansas City and in order to promote our new and expanded facilities and develop long-term customer loyalty. This strategy proved successful during and following completion of the 2001 expansion projects at Vicksburg and Council Bluffs, as evidenced by the substantial improvement in operating performance at those properties from 2001 to 2002.

     Our strategy has also begun to produce profitable growth at Ameristar St. Charles as reflected by its assumption of the St. Louis market share lead following the opening of the new facility in August 2002 and steadily improving operating results since the opening of the property. In February 2003, Ameristar St. Charles led this five-property market with a 29.7% market share, approximately three percentage points ahead of its principal competitor. This competitor has an advantage over us since we do not currently have a hotel at the property and the competitor has 300 hotel rooms.

     We believe similar positive results will be achieved at the Kansas City property following the completion of the renovation of that property later in 2003.

Providing the Total Entertainment Experience

     In addition to providing the latest gaming technology for an exciting casino experience, our properties offer a wide variety of quality restaurants and entertainment options as an integral part of our casino marketing strategy. Some examples of our non-gaming amenities that have

[1]	Our competitors operate properties in various markets other than those in which we operate, some of which have different competitive conditions that affect the level of promotional spending. In addition, there may be differences, even under generally accepted accounting principles, in the items that are included in promotional allowances by different companies.

proven successful are our high-tech Amerisports Bars (Council Bluffs and St. Charles), our signature steakhouses (company-wide) and our unique Bottleneck Blues Bars (Vicksburg and St. Charles). In addition, we regularly present nationally known entertainers to perform at our properties, including, for example, Randy Travis, Michael Bolton, Paul Anka, Dionne Warwick, Julio Iglesias, Bob Newhart and Pat Benatar.

Future Expansion

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

     We continually evaluate the operating performance of each of our existing properties and the feasibility of enhancing their performance through capital expenditure programs. In doing so, we assess the anticipated relative costs and benefits of the projects under consideration, the availability of cash flows and debt financing to fund capital expenditures and competitive and other relevant factors. Currently, the only substantial expansion project under way is the renovation and enhancement project at Ameristar Kansas City that began in 2002. See “Ameristar Kansas City” above for further discussion.

Markets and Competition

St. Charles

     Market. For the twelve months ended December 31, 2002, the St. Louis gaming market reported gross gaming revenues of $804.9 million, an increase of 5.0% over $766.3 million for the twelve months ended December 31, 2001. Substantially all the growth in the St. Louis gaming market in 2002 is attributable to the opening of the new facility at Ameristar St. Charles in August 2002. The St. Louis market, which overlaps two jurisdictions, Missouri and Illinois, consists of five casinos, including Ameristar St. Charles. There are approximately 1.8 million adults living within 50 miles and 3.7 million adults living within 100 miles of St. Louis, making it the third largest gaming market in the United States in terms of local population, and the St. Louis market is insulated from other gaming markets.

     Competition. Ameristar St. Charles competes primarily with four other gaming operations located in metropolitan St. Louis. Two of these competitors are located in Illinois. Unlike Missouri, Illinois does not impose a $500 per person loss limit, does not require a mandatory identification card to enter a casino and allows credit play. However, Illinois casinos are limited in the number of gaming positions allowed and are subject to a higher rate of gaming taxes than Missouri casinos. Our principal competition is a facility located in Maryland Heights, Missouri that opened in April 1997 and is located five miles from Ameristar St. Charles. Ameristar St. Charles experienced a decline in revenues following the opening of the Maryland Heights facility. Prior to Harrah’s acquisition of Players International, Inc. on May 22, 2000, Harrah’s and Players operated separate but adjacent facilities at Maryland Heights. Following Harrah’s acquisition of Players, Harrah’s consolidated both facilities into one operation. In addition, Harrah’s has announced its intention to add an additional hotel and parking garage at Maryland Heights, with a targeted completion date of mid- to late-2004. Gaming has also been approved by local voters in other cities and counties along the Mississippi and Missouri Rivers near St. Louis. In addition, the

Missouri Gaming Commission is currently accepting applications for an additional gaming license in the St. Louis area, and the City of St. Louis and members of the Missouri Gaming Commission have expressed a desire for the replacement of the President Casino in downtown St. Louis with an improved facility. If an additional gaming license is granted or the President Casino is replaced or upgraded, Ameristar St. Charles would face additional competition.

Kansas City

     Market. The Kansas City gaming market reported $612.1 million of gross gaming revenues for the twelve months ended December 31, 2002, an increase of 5.2% over $582.0 million for the prior year. The Kansas City market consists of four casinos located in the Kansas City metropolitan area, including Ameristar Kansas City. A fifth casino is located approximately 50 miles north in St. Joseph, Missouri (the Kansas City gaming market data included herein does not give effect to this casino). The Kansas City market has over 1.4 million adults residing within a 50-mile radius and over 2.7 million adults within a 100-mile radius. This market is insulated from other gaming markets, with no significant competing markets within 100 miles. However, see “Risk Factors” for information concerning current proposals to legalize casino gaming in Kansas City, Kansas, which is in close proximity to Ameristar Kansas City.

     Competition. Ameristar Kansas City competes primarily with three other gaming operations located in and around Kansas City, Missouri. Gaming has been approved by local voters in jurisdictions near Kansas City, including St. Joseph, Missouri, which currently has one riverboat gaming operation.

     In June 2001, Harrah’s North Kansas City, located approximately five miles from Ameristar Kansas City and currently the closest operating casino to Ameristar Kansas City, completed an enhancement of its facilities and the consolidation of its gaming space from two vessels onto one expanded vessel. In addition, Argosy Casino is proceeding with its planned renovation project to replace its existing riverboat with a single-level 58,000 square foot barge-based facility, which will increase the number of gaming positions by 50%, and to renovate and enhance its other amenities. The renovation is expected to be completed by the end of 2003.

Council Bluffs

     Market. Council Bluffs forms part of the greater Omaha, Nebraska/Council Bluffs, Iowa metropolitan area, which has a population of approximately 720,000. Approximately 1.0 million people live within a 50-mile radius and approximately 1.7 million people live within a 100-mile radius of Council Bluffs. Based on available data, Council Bluffs is currently the largest gaming market in Iowa. Gross gaming revenues in the Council Bluffs gaming market for the twelve months ended December 31, 2002 were $383.8 million, an increase of 7.0% over $358.5 million for the twelve months ended December 31, 2001.

     Competition. Three gaming licenses have been issued for the Council Bluffs gaming market to Iowa West Racing Association. We operate our casino at Ameristar Council Bluffs pursuant to an operating agreement with Iowa West Racing Association. The other casinos operating under these licenses are Harrah’s Council Bluffs, a riverboat casino, and Bluffs Run Casino, a dog track and slots-only, land-based casino, both of which compete with Ameristar Council Bluffs. In July 2001, Harrah’s acquired both of these properties through its acquisition of Harveys Casino Resorts. Since purchasing Harveys, Harrah’s has re-carpeted its casino floor, remodeled its VIP lounge and renovated its buffet in 2002. Harrah’s has announced its plans for an $8.5 million upgrade to renovate its hotel and public areas, with completion slated for the third quarter of 2003. In 2002, Bluffs Run Casino underwent renovations, including new carpeting within the casino, the reconfiguration of parking dedicated for VIP players and the construction of a VIP lounge.

     In addition, the State of Nebraska is currently considering various proposals to legalize gaming which if passed, could result in increased competition to Ameristar Council Bluffs. See “Risk Factors” below for further discussion on the Nebraska proposals.

Vicksburg

     Market. The primary market for Ameristar Vicksburg is residents of the Jackson and Vicksburg, Mississippi and Monroe, Louisiana areas; tourists coming to Vicksburg primarily to visit the Vicksburg National Military Park; and other traffic traveling on Interstate 20, a major east-west thoroughfare that connects Atlanta and Dallas. The Vicksburg National Military Park, located within three miles of Ameristar Vicksburg, draws over 1 million registered visitors a year. Vicksburg, with a population of approximately 30,000, is located 45 miles west of Jackson, the capital of Mississippi. The Jackson and Vicksburg metropolitan areas have a total population of approximately 490,000 persons. Approximately 1.5 million people lived within a 100-mile radius of Vicksburg during 2001. Gross gaming revenues in the Vicksburg gaming market for the twelve-month reporting period ended December 31, 2002 were approximately $243.8 million, an increase of 4.8% over $232.7 million for the twelve months ended December 31, 2001.

     Competition. Ameristar Vicksburg is subject to competition from three local competitors and from casinos in Shreveport and Bossier City, Louisiana. Ameristar Vicksburg is also subject to competition from two casinos owned by a Native American tribe in Philadelphia, Mississippi, located about 70 miles east of Jackson and 115 miles east of Vicksburg. The Native American tribe opened its second gaming and hotel facility near its existing property in the third quarter of 2002, which in effect doubled the available gaming space and hotel room count. Several potential gaming sites still exist in Warren County and Vicksburg and from time to time potential competitors propose the development of additional casinos in or near Vicksburg. Two developers recently announced their desire to develop new casinos in Vicksburg, but neither has yet taken any affirmative steps to proceed with its development. In addition, proposals have been made from time to time to develop Native American casinos in Louisiana and Mississippi, some of which could be competitive with the Vicksburg market if completed.

Jackpot

     Market. We believe that approximately 55% of the customer base of the Jackpot properties consists of residents of Idaho who generally frequent the properties on an overnight or turnaround basis. The primary markets are Twin Falls (located approximately 45 miles north of Jackpot), Boise and Eastern Idaho (both of which are approximately 150 miles from Jackpot). The balance of the Jackpot properties’ customers come primarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces.

     Although many of the customers from beyond southern Idaho are tourists traveling to other destinations, a significant portion of these customers come to Jackpot as a final destination.

     Competition. We have developed a dominant share of the market capacity in Jackpot. The Jackpot properties compete with four other hotels and motels (three of which also have casinos). According to the Nevada State Gaming Control Board and other sources, as of December 31, 2002, the Jackpot properties accounted for approximately 56% of the lodging rooms, 63% of the slot machines and 67% of the table games in Jackpot. We believe Cactus Petes is the premier property in Jackpot, offering a more attractive environment and a broader and higher-quality range of gaming and leisure activities than those of its competitors. It has received designation by the AAA as a “Four Diamond” property since 1992. We are not aware of any other expansion plans by existing or potential competitors in Jackpot in the near future; however, casinos with video lottery terminals (“VLT”) similar to slot machines are operated on Native American land in Idaho, including one near Pocatello with approximately 200 VLT machines that has been operated by the Shoshone-Bannock Tribes. In November 2002, the electorate passed Proposition 1, which legalized specific ticket-pay gaming machines on Indian reservations in the state, along with a limited growth plan allowing an increase of 5% in machine count per year, not to exceed 25% over the next 10 years, with a subsequent renegotiation of compacts thereafter. A legal challenge to Proposition 1 has been filed and is currently pending. Litigation is also pending concerning the scope of gaming permitted under the compact between the State of Idaho and the Shoshone-Bannock tribes. In addition, casino gaming on Native American lands in both western Washington and northeast Oregon has been in operation for several years and casinos also operate in Alberta, Canada.

Employees and Labor Relations

     As of March 18, 2003, we employed approximately 7,000 employees. None of our employees is employed pursuant to collective bargaining or other union arrangements. We believe our employee relations are good.

Risk Factors

The gaming industry is very competitive and increased competition could have a material adverse effect on our future operations.

     The gaming industry is very competitive and we face dynamic competitive pressures in each of our markets. Several of our competitors are larger than we are and have greater financial and other resources than we do. We may be required to take actions in response to competitors that may increase our marketing costs and other operating expenses.

     Our operating properties are located in jurisdictions that restrict gaming to certain areas or are adjacent to states that prohibit or restrict gaming operations. These restrictions and prohibitions provide substantial benefits to our business and our ability to attract and retain customers. The legalization or expanded legalization or authorization of gaming within or near a market area of one of our properties could have a material adverse effect on our business, financial condition and results of operations. Economic difficulties faced by state governments could lead to intensified political pressure for the expansion of legalized gaming.

     From time to time, legislation and ballot measures have been unsuccessfully proposed in Kansas and Nebraska for the legalization of gaming, and the legislatures of these states are currently considering various proposals to legalize gaming that may be adopted. These proposals would authorize gaming in or near, among other places, Omaha, Nebraska and Kansas City, Kansas, in close proximity to our existing facilities in Council Bluffs, Iowa and Kansas City, Missouri, respectively. The legalization of gaming in these locations and the additional competition resulting from the subsequent development of competing gaming properties could have a material adverse affect on us. Even if the current proposals are unsuccessful, we expect similar proposals will be made in the future and may be adopted. In addition, the Missouri Gaming Commission is currently accepting applications for an additional gaming license in the St. Louis area. Members of the Missouri Gaming Commission have also stated that they would like to see a currently operating casino in downtown St. Louis improved or replaced. If an additional gaming license is granted or the competing facility in downtown St. Louis is improved, Ameristar St. Charles would face additional competition. In addition, two developers recently announced their desire to develop new casinos in Vicksburg, but neither has yet taken any affirmative steps to proceed with its development.

     In addition, the entry into our current markets of additional competitors could have a material adverse effect on our business, financial condition and results of operations, particularly if a competitor were to obtain a license to operate a gaming facility in a superior location. Native American gaming facilities in some instances operate under regulatory and financial requirements that are less stringent than those imposed on state-licensed casinos, which could provide them with a competitive advantage and lead to increased competition in our markets. Furthermore, increases in the popularity of, and competition from, Internet and other account wagering gaming services, which allow customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could have an adverse effect on our business, financial condition, operating results and prospects.

If the jurisdictions in which we operate increase gaming taxes and fees, our results could be adversely affected.

     State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Periods of economic downturn and budget deficits such as currently exist in most states may intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. In 2002, large gaming tax increases were enacted in Illinois and Indiana.

     The Governor of Missouri recently proposed a significant increase in gaming taxes and admission fees and the elimination of the existing $500 loss limit per two-hour “cruise,” although no bill has been introduced to date in the 2003 legislature. A similar tax proposal was defeated in the Missouri legislature in 2002. The Iowa Supreme Court ruled in 2002 that a differential in the gaming tax rate between slot operations at racetracks (currently 32%, increasing over time to 36%) and riverboat casinos (20%) violates the equal protection clauses of the Iowa and United States constitutions, and a lower state court subsequently ruled that the racetracks were due a refund of taxes paid in excess of a 20% rate for prior periods. The Iowa Supreme Court’s ruling is currently on appeal to the United States Supreme Court, which is expected to issue its decision by July 2003. If the Iowa Supreme Court decision is not reversed or a settlement is not reached with the Iowa racetracks, it is likely that the Iowa legislature will seek to increase gaming taxes on riverboat casinos in order to overcome the budgetary constraints resulting from this court decision.

     If the jurisdictions in which we operate were to increase gaming taxes or fees, depending on the magnitude of the increase and any offsetting factors (such as the elimination of the loss limit in Missouri), our financial condition and results of operations could be materially adversely affected.

Our business is subject to restrictions and limitations imposed by gaming regulatory authorities that could adversely affect us.

     The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The States of Missouri, Iowa, Mississippi and Nevada and the applicable local authorities require various licenses, findings of suitability, registrations, permits and approvals to be held by us and our subsidiaries. The Missouri Gaming Commission, the Iowa Racing and Gaming Commission, the Mississippi Gaming Commission and the Nevada Gaming Commission may, among other things, limit, condition, suspend, revoke or not renew a license or approval to own the stock of any of our Missouri, Iowa, Mississippi or Nevada subsidiaries, respectively, for any cause deemed reasonable by such licensing authority. Our licenses in Missouri need to be renewed every two years, our gaming license in Iowa must be renewed or continued every year, and our gaming license in Mississippi must be renewed every three years. If we violate gaming laws or regulations, substantial fines could be levied against us, our subsidiaries and the persons involved, and we could be forced to forfeit portions of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets could have a material adverse effect on our business, financial condition and results of operations.

     To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our currently operating gaming activities. However, gaming licenses and related approvals are deemed to be privileges under Missouri, Iowa, Mississippi and Nevada law. We cannot assure that our existing licenses, permits and approvals will be maintained or extended. We also cannot assure that any new licenses, permits and approvals that may be required in the future will be granted to us.

Leverage may impair our financial condition and restrict our operations and we may incur significant additional debt.

     We have significant leverage and, in addition to our operating expenses, we have substantial fixed debt service obligations. The degree to which we are leveraged could have important adverse consequences to our business, including:

•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•	Requiring a substantial portion of our cash flows from operations for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	Placing us at a competitive disadvantage to less leveraged competitors.

     The terms of our senior credit facilities and the indenture governing our senior subordinated notes contain covenants that may restrict our ability to, among other things, borrow money, pay dividends and effect a consolidation, merger or disposal of substantially all of our assets. Although the covenants in our senior credit facilities and the indenture are subject to various exceptions that are intended to allow us to operate without undue restraint in certain anticipated circumstances, we cannot assure that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, our long-term debt requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants would result in a default under our senior credit facilities and the indenture. If an event of default under our senior credit facilities occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In addition, our senior credit facilities are secured by first priority security interests on substantially all of our real and personal property, including the capital stock of our subsidiaries. If we are unable to pay all amounts declared due and payable in the event of a default, the lenders could foreclose on these assets.

Worsening economic conditions or geopolitical circumstances may adversely affect our business.

     Our business may be adversely affected by economic downturns and instability, as we are dependent on discretionary spending by our customers. Any worsening of current economic conditions could cause fewer people to spend money at our properties and could adversely affect our revenues. Other geopolitical events, such as the threat of terrorism, may deter customers from visiting our properties.

Craig H. Neilsen owns a majority of our common stock and controls our affairs.

     Mr. Neilsen is our President, Chief Executive Officer and Chairman of the Board and owns approximately 59% of our outstanding Common Stock. Accordingly, Mr. Neilsen has the ability to control our operations and affairs, including the election of the entire Board of Directors and, except as otherwise provided by law, other matters submitted to a vote of the stockholders, including a merger, consolidation or sale of assets. In addition, Mr. Neilsen’s substantial ownership affects the liquidity in the market for our Common Stock.

A change in control could result in the acceleration of our debt obligations.

     Certain changes in control could result in the acceleration of our senior credit facilities and our senior subordinated notes. This acceleration could be triggered in the event Mr. Neilsen sells a significant portion of his stock or upon his death if his estate, heirs and devisees must sell a substantial number of shares of our Common Stock to obtain funds to pay estate tax liabilities. We cannot assure that we would be able to repay any indebtedness that is accelerated as a result of a change in control, and this would likely materially adversely affect our financial condition.

Our business may be materially impacted by an act of terrorism or by additional security requirements that may be imposed on us.

     The U.S. Department of Homeland Security has stated that places where large numbers of people congregate, including hotels, are subject to a heightened risk of terrorism. An act of terrorism affecting one of our properties, whether or not covered by insurance, or otherwise affecting the travel and tourism industry in the United States, may have a material adverse effect on our business. Additionally, our business may become subject to increased security measures designed to prevent terrorist acts. Recently, the U.S. Coast Guard promulgated proposed regulations under the Maritime Transportation Security Act of 2002, which would apply to all facilities and vessels on or near navigable waterways. These regulations as currently proposed may, among other measures, require patrons of some or all of our casinos to undergo security screening and physical search and to produce photo identification. If these or similar regulations become effective and applicable to our facilities, compliance with the increased security measures would result in increased operating costs and may reduce customer visitation, which could have a material adverse effect on our business, financial condition and results of operations.

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

     Our anticipated costs and construction periods for construction projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects, consultants and contractors. The cost of any construction project undertaken by us may vary significantly from initial expectations, and we may have a limited amount of capital resources to fund cost overruns on any project. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate cash flows from operations or other financing is available. The completion date of any of our construction projects could also differ significantly from initial expectations for construction-related or other reasons. We cannot assure that any project will be completed on time, if at all, or within established budgets. Significant delays or cost overruns on our construction projects could have a material adverse effect on our business, financial condition and results of operations.

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

     Construction Dependent upon Available Financing and Cash Flows from Operations. The availability of funds under our senior credit facilities at any time will be dependent upon, among other factors, the amount of our consolidated earnings before interest, taxes, depreciation and amortization expense (“EBITDA”) during the preceding four full fiscal quarters. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure that our future consolidated EBITDA and the resulting availability of operating cash flows or borrowing capacity will be sufficient to allow us to undertake or complete current or future construction projects.

     As a result of operating risks, including those described in this section, and other risks associated with a new venture, we cannot assure that, once completed, any development project will increase our operating profits or operating cash flows.

If our key personnel leaves us, our business will be significantly adversely affected.

     We depend on the continued performance of Craig H. Neilsen, our President, Chief Executive Officer and Chairman, and his management team. Thomas M. Steinbauer, Ameristar’s Senior Vice President of Finance, has announced his intention to leave us, and we are currently seeking a replacement for Mr. Steinbauer. If we lose the services of Mr. Neilsen, any of our other executive officers or our senior property management personnel and cannot replace such persons in a timely manner, it could have a material adverse effect on our business.

The market for qualified property and corporate management personnel is subject to intense competition.

     We have experienced and expect to continue to experience strong competition in hiring and retaining qualified property and corporate management personnel. Recruiting and retaining qualified management personnel is particularly difficult at Ameristar Vicksburg and the Jackpot properties due to local market conditions. If we are unable to successfully recruit and retain qualified management personnel at our properties or at our corporate level, our results of operations could be materially adversely affected.

Adverse weather conditions in the areas in which we operate could have an adverse effect on our results of operations and financial condition.

     Adverse weather conditions, particularly flooding, heavy snowfall and other extreme conditions, can deter our customers from traveling or make it difficult for them to frequent our properties. If any of our properties were to experience prolonged adverse weather conditions, or if our Midwestern properties were to simultaneously experience adverse weather conditions, our results of operations and financial condition would be adversely affected.

Any loss from service of our riverboat and dockside facilities for any reason could materially adversely affect us.

     Our riverboat and dockside facilities in Missouri, Iowa and Mississippi could be lost from service due to casualty, mechanical failure, extended or extraordinary maintenance, floods or other severe weather conditions. Cruises of the Council Bluffs casino vessel are subject to risks generally incident to the movement of vessels on inland waterways, including risks of casualty due to river turbulence and severe weather conditions. In addition, U.S. Coast Guard regulations set limits on the operation of vessels and require that vessels be operated by a minimum complement of licensed personnel.

     The U.S. Coast Guard also requires all United States flagged-passenger vessels operating exclusively in fresh water to conduct a thorough dry-dock inspection of underwater machinery, valves and hull every five years. Less stringent inspection requirements apply to permanently moored dockside vessels like those at Ameristar Kansas City, Ameristar St. Charles and Ameristar Vicksburg. The Ameristar Council Bluffs riverboat was due for its dry-dock inspection in November 2000, but we have been accepted into a U.S. Coast Guard program that has extended the dry-dock requirement to October 2005 by undergoing a thorough underwater inspection. If we are unable to continue to extend the dry-dock requirement by performing thorough underwater hull inspections, the Council Bluffs casino would be out of service for a substantial period of time for its dry-dock inspection. This could have a material adverse effect on Ameristar Council Bluffs and on our business, financial condition and results of operations. We cannot assure that we will actually obtain any further extension of the dry-dock requirement or that similar extensions will be obtained in the future.

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

     The loss of a riverboat or dockside facility from service for any period of time likely would adversely affect our operating results and borrowing capacity under our long-term debt facilities. It could also result in the occurrence of an event of a default under our credit agreement.

We could face severe penalties and material remediation costs if we fail to comply with applicable environmental regulations.

     As is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by government agencies or courts, which could adversely affect our operations. We do not have environmental liability insurance to cover most such events, and the environmental liability insurance coverage we maintain to cover certain events includes significant limitations and exclusions. In addition, if we discover any significant environmental contamination affecting any of our properties, we could face material remediation costs or additional development costs for future expansion activities.

Government Regulation

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

     The Missouri Gaming Commission has discretion to approve gaming license applications for both permanently moored (“dockside”) riverboat casinos and powered (“excursion”) riverboat casinos and determine the number, location and type of excursion gambling boats allowed each licensee. Due to safety concerns, all gaming vessels on the Missouri River are permitted to be moored in moats set back from the river. Gaming licenses are initially issued for two one-year periods and must be renewed every two years thereafter. The gaming licenses at Ameristar Kansas City and Ameristar St. Charles are next subject to renewal in September 2004. No gaming licensee may pledge or transfer in any way any license, or any interest in a license, issued by the Missouri Gaming Commission. As a result, the gaming licenses of our wholly owned Missouri subsidiaries were not pledged to secure our senior credit facilities.

     The issuance, transfer and pledge of ownership interests in a gaming licensee are also subject to strict notice and approval requirements. Missouri Gaming Commission regulations prohibit a licensee from doing any of the following without at least 60 days’ prior notice to the Missouri Gaming Commission, and during such period, the Missouri Gaming Commission may disapprove the transaction or require the transaction be delayed pending further investigation:

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

     Under the Missouri Act, all members of our Board of Directors, certain members of our management and certain of our employees associated with our gaming business are required to obtain and maintain occupational licenses. Currently, all such persons required to obtain occupational licenses have obtained them. The Missouri Gaming Commission may deny an application for a license for any cause that it deems reasonable.

     Substantially all loans, leases, sales of securities and similar financing transactions by a gaming licensee must be reported to and approved by the Missouri Gaming Commission. Missouri Gaming Commission regulations require a licensee to notify the Missouri Gaming Commission of its intention to consummate any of the following transactions at least 15 days prior to such consummation, and the Missouri Gaming Commission may reopen the licensing hearing prior to or following the consummation date to consider the effect of the transaction on the licensee’s suitability:

•	any issuance of an ownership interest in a publicly held gaming licensee or a publicly held holding company, if such issuance would involve, directly or indirectly, an amount of ownership interest equaling 5% or greater of the ownership interest in the gaming licensee or holding company after the issuance is complete,

•	any private incurrence of debt equal to or exceeding $1 million by a gaming licensee or holding company that is affiliated with the holder of a license,

•	any public issuance of debt by a gaming licensee or holding company that is affiliated with the holder of a license, and

•	any significant related party transaction as defined in the regulations.

The Missouri Gaming Commission may waive or reduce the 15-day notice requirement.

     The Missouri Act imposes operational requirements on riverboat operators, including a charge of $2 per gaming customer per two-hour “cruise” that licensees must pay to the Missouri Gaming Commission, certain minimum payout requirements, a 20% tax on adjusted gross receipts, prohibitions against providing credit to gaming customers (except for the use of credit cards and cashing checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee’s riverboat. Licensees must also submit audited quarterly financial reports to the Missouri Gaming Commission and pay the associated auditing fees. Other areas of operation which are subject to regulation under Missouri rules are the size, denomination and handling of chips and tokens, the surveillance methods and computer monitoring of electronic games, accounting and audit methods and procedures, and approval of an extensive internal control system. The Missouri rules also require that all of an operator’s chips, tokens, dice, playing cards and electronic gaming devices must be acquired from suppliers licensed by the Missouri Gaming Commission, or another person or entity approved by the Missouri Gaming Commission.

     The Missouri Act provides for a loss limit of $500 per person per two-hour “cruise.” Although the Missouri Act provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission can impose space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. The Missouri Act also includes requirements as to the form of riverboats, which must resemble Missouri’s riverboat history to the extent practicable and include certain non-gaming amenities. All licensees currently operating riverboat gaming operations in Missouri are authorized to conduct all or a portion of their operations on a dockside basis.

     Missouri gaming regulations have been modified in recent years to benefit gaming operations. In September 1999, the Missouri Gaming Commission began allowing open and continuous boarding on the riverboats in the St. Louis market and in November 1999 the Missouri Gaming Commission began allowing open and continuous boarding on area riverboats in the Kansas City market. This change eliminated the prior mandated two-hour simulated cruise times, which had limited boarding at any gaming vessel to only 45 minutes at the beginning of each two-hour period.

     The Missouri Act requires each licensee to post a bond or other security to guarantee that the licensee complies with its statutory obligations. The Missouri Act also gives the Missouri Gaming Commission the authority to require gaming licensees to post a bond or other form of security to the State of Missouri to, among other things, guarantee the completion of an expansion of a gaming facility within the later of a time period determined by the Missouri Gaming Commission or August 28, 2003.

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

     The Missouri Gaming Commission regulates the issuance of excursion liquor licenses, which authorize the licensee to serve, offer for sale, or sell intoxicating liquor aboard any excursion gambling boat, or facility immediately adjacent to and contiguous with the excursion gambling boat, which is owned and operated by the licensee. An excursion liquor license is granted for a one-year term by the Missouri Gaming Commission and is renewable annually. The Commission can discipline an excursion liquor licensee for any violation of Missouri law or the Missouri Gaming Commission’s rules. Licensees are responsible for the conduct of their business and for any act or conduct of any employee on the premises that is in violation of the Missouri Act or the rules of the Missouri Gaming Commission. Missouri Gaming Commission liquor control regulations also include prohibitions on certain intoxicating liquor promotions and a ban on fees accepted for advertising products. Only Class A licensees can obtain a liquor license from the Missouri Gaming Commission. Class A licenses are licenses granted by the commission to allow the holder to conduct gambling games on an excursion gambling boat and to operate an excursion gambling boat.

     Iowa. Ameristar’s Council Bluffs operations are conducted by our wholly owned subsidiary, Ameristar Casino Council Bluffs, Inc. (“ACCBI”), and are subject to Chapter 99F of the Iowa Code and the regulations promulgated thereunder. ACCBI’s gaming operations are subject to the licensing and regulatory control of the Iowa Racing and Gaming Commission (the “Iowa Gaming Commission”).

     Under Iowa law, wagering on a “gambling game” is legal when conducted by a licensee on an “excursion gambling boat.” An “excursion gambling boat” is a self-propelled excursion boat. “Gambling game” means any game of chance authorized by the Iowa Gaming Commission. The excursion season is from April 1 through October 31 of each calendar year. The vessel must operate at least one excursion each day for 100 days during the excursion season to operate during the off season. Each excursion must consist of a minimum of two hours. ACCBI has satisfied the requirements of Iowa law for the conduct of off-season operations since 1997.

     The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” A “qualified sponsoring organization” is defined as a person or association that can show to the satisfaction of the Iowa Gaming Commission that the person or association is eligible for exemption from federal income taxation under Section 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal Revenue Code (hereinafter “not-for-profit corporation”). The not-for-profit corporation is permitted to enter into operating agreements with persons qualified to conduct riverboat gaming operations. Such operators must be approved and licensed by the Iowa Gaming Commission. On January 27, 1995, the Iowa Gaming Commission authorized the issuance of a license to conduct gambling games on an excursion gambling boat to Iowa West Racing Association, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Council Bluffs (the “Association”). The Association has entered into an agreement with ACCBI authorizing ACCBI to operate riverboat gaming operations in Council Bluffs under the Association’s gaming license (the “Operator’s Contract”), and the Iowa Gaming Commission has approved this contract. The term of the Operator’s Contract runs until March 31, 2010.

     Under Iowa law, a license to conduct gambling games may be issued in a county only if the county electorate has approved such gambling games. Although the electorate of Pottawattamie County, which includes the City of Council Bluffs, most recently reauthorized by referendum in 2002 the gambling games conducted by ACCBI, a reauthorization referendum must be submitted to the electorate in the general election to be held in 2010 and each eight years thereafter. Each such referendum requires the affirmative vote of a majority of the persons voting thereon. If any such reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to periodic renewal for a total of nine years from the date of original issuance, subject to earlier revocation as discussed below. The original issuance date of the gaming license for ACCBI was January 27, 1995. In the event a reauthorization referendum is defeated in 2010 or thereafter, the licenses granted to the Association and ACCBI would not be subject to renewal and ACCBI would be required to cease conducting gambling games. After a referendum has been held which defeated a proposal to conduct gambling games on excursion gambling boats, another referendum on a proposal to conduct gambling games on excursion gambling boats may not be held for at least two years.

     Substantially all of ACCBI’s material transactions are subject to review and approval by the Iowa Gaming Commission. Written and oral contracts and business arrangements involving a related party or in which the term exceeds three years or the total value exceeds $100,000 are agreements that qualify for submission to and approval by the Iowa Gaming Commission (“Qualifying Agreements”). Qualifying Agreements are limited to: (1) obligations that expense, encumber or lend ACCBI assets to anyone other than a not-for-profit entity or a unit of government for the payment of taxes and utilities; (2) any disposal of ACCBI assets or the provision of goods and services at less than market value to anyone other than a not-for-profit entity or a unit of government; and (3) a previously approved Qualifying Agreement, if consideration exceeds the approved amount by the greater of $100,000 or 25%. Each Qualifying Agreement must be submitted to the Iowa Gaming Commission within 30 days of execution. Iowa Gaming Commission approval must be obtained prior to implementation, unless the Qualifying Agreement contains a written clause stating that the agreement is subject to Iowa Gaming Commission approval. Qualifying Agreements that are ongoing or open-ended need only be submitted on initiation, unless there is a material change in terms or noncompliance with the requirement that consideration be given to the use of Iowa resources, goods and services. Additionally, contracts negotiated between ACCBI and a related party must be accompanied by economic and qualitative justification.

     ACCBI is required to notify the Iowa Gaming Commission of the identity of each director, corporate officer and owner, partner, joint venturer, trustee or any other person who has a beneficial interest of 5% or more, direct or indirect, in ACCBI. The Iowa Gaming Commission may require ACCBI to submit background information on such persons. The Iowa Gaming Commission may require ACCBI to provide a list of persons holding beneficial ownership interests in ACCBI of less than 5%. For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest or otherwise. The Iowa Gaming Commission may suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest includes or involves any person or entity which is found to be ineligible as a result of want of character, moral fitness, financial responsibility, professional responsibility or due to failure to meet other criteria employed by the Iowa Gaming Commission.

     ACCBI must submit detailed financial, operating and other reports to the Iowa Gaming Commission. ACCBI must file weekly and monthly gaming reports indicating adjusted gross receipts received from gambling games and the total number and amount of money received from admissions. Additionally, ACCBI must file annual financial statements covering all financial activities related to its operations for each fiscal year. ACCBI must also keep detailed records regarding its equity structure and owners.

     Iowa has a graduated wagering tax equal to 5% of the first $1.0 million of annual adjusted gross receipts, 10% of the next $2.0 million of annual adjusted gross receipts and 20% of annual adjusted gross receipts over $3.0 million. In addition, the state charges other fees on a per-customer basis. Additionally, ACCBI pays to the City of Council Bluffs a fee equal to

$0.50 per passenger. Under the Operator’s Contract, ACCBI also pays the Association a graduated fee equal to 5% of the first $30 million of annual adjusted gross receipts, 4% of the next $30 million of annual adjusted gross receipts, 3% of the next $30 million of annual adjusted gross receipts, 2% of the next $30 million of annual adjusted gross receipts and 0.5% of the next $30 million of annual adjusted gross receipts (up to $150,000,000 of annual adjusted gross receipts).

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

     ACCBI is subject to licensure by the Alcoholic Beverages Division (“ABD”) of the Iowa Department of Commerce, which administers and enforces the laws of the State of Iowa concerning alcoholic beverages. Additionally, ACCBI is subject to liquor ordinances adopted by local authorities. A local authority may adopt ordinances governing establishments which are located within their jurisdiction. Local ordinances may be more restrictive than state law, but they may not conflict with state law. The ABD and the local authorities have full power to suspend or revoke any license for the serving of alcoholic beverages.

     Mississippi. The ownership and operation of casino gaming facilities in the State of Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the “Mississippi Commission”).

     The Mississippi Gaming Control Act (the “Mississippi Act”) is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

     The laws, regulations and supervisory procedures of the Mississippi Commission are based upon declarations of public policy that are concerned with, among other things, (1) the prevention of unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (2) the establishment and maintenance of responsible accounting practices and procedures; (3) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing for reliable record keeping and requiring the filing of periodic reports with the Mississippi Commission; (4) the prevention of cheating and fraudulent practices; (5) providing a source of state and local revenues through taxation and licensing fees; and (6) ensuring that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission. We believe that our compliance with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of our securities. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on us and our Mississippi gaming operations.

     The Mississippi Act provides for legalized dockside gaming in each of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be made and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it would be possible for the voters of Mississippi to consider such a proposal in November 2004. While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were approved and gaming were prohibited in Mississippi, it would have a significant adverse effect on us and our operations.

     As of March 1, 2003, dockside gaming was permissible in nine of the fourteen eligible counties in the state and gaming operations had commenced in seven counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices.

     We and any subsidiary of ours that operates a casino in Mississippi (a “Mississippi Gaming Subsidiary”) are subject to the licensing and regulatory control of the Mississippi Commission. As the sole stockholder of Ameristar Casino Vicksburg, Inc. (“ACVI”), we are registered under the Mississippi Act as a publicly traded corporation (a “Registered Corporation”). As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and any Mississippi Gaming Subsidiary cannot own or operate gaming facilities in Mississippi. No person may become a stockholder of or receive any percentage of profits from a Mississippi Gaming Subsidiary of a Registered Corporation without first obtaining licenses and approvals from the Mississippi Commission. We have obtained such approvals in connection with our ownership of ACVI.

     A Mississippi Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses that may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. ACVI was most recently granted a renewal of its gaming license by the Mississippi Commission on December 18, 2002.

     Certain of our officers and employees and the officers, directors and certain key employees of our Mississippi Gaming Subsidiary must be found suitable or approved by the Mississippi Commission. We believe that we have obtained, applied for or are in the process of applying for all necessary findings of suitability with respect to such persons affiliated with Ameristar or ACVI, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in any person’s corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require us and any Mississippi Gaming Subsidiary to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Mississippi.

     At any time, the Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of Ameristar. The Mississippi Act requires any person who acquires more than 5% of any class of voting securities of a Registered Corporation, as reported to the Securities and Exchange Commission, to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of any class of voting securities of a Registered Corporation, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

     The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of any class of voting securities of a Registered Corporation. However, under certain circumstances, an “institutional investor,” as defined in the Mississippi Commission’s regulations, which acquires more than 10%, but not more than 15%, of the voting securities of a Registered Corporation may apply to the Mississippi Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation or any of its gaming affiliates, or any other action which the Mississippi Commission finds to be inconsistent with holding the voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes include (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the Registered Corporation’s management, policies or operations; and (3) such other activities as the Mississippi Commission may determine to be consistent with such investment intent.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of our securities beyond such time as the Mississippi Commission prescribes may be guilty of a misdemeanor. We may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any Mississippi Gaming Subsidiary owned by us, the company involved (1) pays the unsuitable person any dividend or other distribution upon such person’s voting securities; (2) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (3) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (4) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at fair market value.

     We may be required to disclose to the Mississippi Commission, upon request, the identities of the holders of our debt or other securities. In addition, under the Mississippi Act, the Mississippi Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security if the Mississippi Commission has reason to believe that the ownership would be inconsistent with the declared policies of the State.

     Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to, a default, or where the holder of the debt instruments exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

     If the Mississippi Commission determines that a person is unsuitable to own a debt security, then the Registered Corporation may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission it (1) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (2) recognizes any voting right by the unsuitable person in connection with those securities; (3) pays the unsuitable person remuneration in any form; or (4) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

     Each Mississippi Gaming Subsidiary must maintain in Mississippi a current ledger with respect to the ownership of its equity securities and we must maintain in Mississippi a current list of our stockholders which must reflect the record ownership of each outstanding share of any class of our equity securities. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We must also render maximum assistance in determining the identity of the beneficial owner.

     The Mississippi Act requires that the certificates representing securities of a Registered Corporation bear a legend indicating that the securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. We have received from the Mississippi Commission a waiver of this legend requirement. The Mississippi Commission has the power to impose additional restrictions on the holders of our securities at any time.

     Substantially all material loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a Mississippi Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Mississippi Gaming Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities. A Registered Corporation may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. We have received a waiver of the prior approval requirement with respect to public offerings and private placements of securities, subject to certain conditions, including the ability of the Mississippi Commission to issue a stop order with respect to any such offering if the staff determines it would be necessary to do so.

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

     Changes in control of us through merger, consolidation, acquisition of assets, management or consulting agreements or any act or conduct by a person by which he or she obtains control may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Mississippi Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

     The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and Registered Corporations may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi’s gaming industry and to further Mississippi’s policy to (1) assure the financial stability of corporate gaming operators and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs.

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

     If the Mississippi Commission determined that we or ACVI violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke our approvals and the license of ACVI, subject to compliance with certain statutory and regulatory procedures. In addition, we, ACVI and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would) materially adversely affect us, our gaming operations and our results of operations.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Mississippi and to the counties and cities in which a Mississippi Gaming Subsidiary’s operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually. Gaming taxes are based upon the following: (1) a percentage of the gross gaming revenues received by the casino operation; (2) the number of gaming devices operated by the casino; or (3) the number of table games operated by the casino.

     The license fee payable to the State of Mississippi is based upon “gaming receipts” (generally defined as gross receipts less payouts to customers as winnings) and the current maximum tax rate imposed is 8% of all gaming receipts in excess of $134,000 per month. The foregoing license fees we pay are allowed as a credit against ACVI’s Mississippi income tax liability for the year paid. The gross revenues fee imposed by the City of Vicksburg equals approximately 4% of gaming receipts.

     The Mississippi Commission’s regulations require as a condition of licensure or license renewal that an existing licensed gaming establishment’s plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which amount to at least 25% of the casino cost. The Mississippi Commission later adopted amendments to the regulation that would increase the infrastructure development requirement from 25% to 100% for new casinos (or upon the acquisition of a closed casino), but would grandfather existing licensees. We believe that ACVI is in compliance with the previously existing infrastructure requirement and is not subject to the increased infrastructure requirement.

     Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to: (1) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”); and (2) various local regulations. Our operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (“Nevada Commission”), the Nevada State Gaming Control Board (“Nevada Board”), and the Liquor Board of Elko County. The Nevada Commission, the Nevada Board and the Liquor Board of Elko County are collectively referred to in this section as the “Nevada Gaming Authorities.”

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things, (1) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (2) the establishment and maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues; (3) providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (4) the prevention of cheating and fraudulent practices; and (5) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on our gaming operations.

     Cactus Pete’s, Inc. (“CPI”), which owns and operates the Jackpot properties, is required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Ameristar is registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable to own the stock of CPI, which is a corporate licensee (a “Corporate Licensee”) under the terms of the Nevada Act. As a Registered Corporation, Ameristar is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. Ameristar and CPI have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses currently required in order to engage in gaming activities in Nevada.

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

     Any beneficial holder of Ameristar’s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability as a beneficial holder of Ameristar’s voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policy of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Ameristar is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Ameristar or CPI, Ameristar (1) pays that person any dividend or interest upon voting securities of Ameristar, (2) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by the person, (3) pays remuneration in any form to that person for services rendered or otherwise, or (4) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of such voting securities by Ameristar for cash at fair market value. Additionally, the Liquor Board of Elko County has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license within its jurisdiction.

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

     Ameristar may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On March 20, 2003, the Nevada Commission granted us approval to make public offerings for a period of two years, subject to specified conditions (the “Shelf Approval”). The Shelf Approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering (“Affiliate”). The Shelf Approval also includes approval for CPI to guarantee any security issued by, and to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by, us or an Affiliate in a public offering. The Shelf Approval also includes approval to place restrictions upon the transfer of, and enter into agreements not to encumber the equity securities of, CPI. The Shelf Approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the investment merits of the securities offered. Any representation to the contrary is unlawful.

     Changes in control of Ameristar through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada Corporate Licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to (1) assure the financial stability of Corporate Licensees and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation’s board of directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

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

     Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

     Other Jurisdictions. We expect to be subject to similar rigorous regulatory standards in each jurisdiction in which we seek to conduct gaming operations. There can be no assurance that statutes or regulations adopted or fees and taxes imposed by other jurisdictions will permit us to operate profitably.

     Federal Regulation of Slot Machines. We are required to make annual filings with the U.S. Department of Justice in connection with the sale, distribution or operation of slot machines. All requisite filings for the current year have been made.

     Non-Gaming Regulations. The sale of alcoholic beverages by us at our Missouri properties is subject to licensing, control and regulation by the Missouri Gaming Commission as described above and in Kansas City, Missouri by Clay County. The sale of alcoholic beverages by us is subject to licensing, control and regulation in Council Bluffs, Iowa by the ABD, in Vicksburg, Mississippi by both the City of Vicksburg and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission and in Jackpot, Nevada by the Liquor Board of Elko County. In Missouri, the applicable liquor laws allow us to serve alcoholic beverages in the casino from 8 a.m. to 3 a.m. and in our land-based facilities from 8 a.m. to 1 a.m. In Iowa, the applicable liquor laws allow the sale of liquor during legal hours, which are Monday through Saturday from 6 a.m. to 2 a.m. and Sunday from 8 a.m. to 2 a.m. In Mississippi, Ameristar Vicksburg has been designated as a special resort area, which allows ACVI to serve alcoholic beverages on a 24-hour basis. In Nevada, the applicable liquor laws allow 24-hour service of alcoholic beverages without any additional permits. All licenses are revocable and not transferable. The liquor license authorities described above (the “Liquor License Authorities”) have the full power to limit, condition, suspend or revoke any such license or to place a liquor licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of our business.

     Certain officers and managers of ACVI must be investigated by the applicable Liquor License Authorities in connection with its liquor permit. The applicable Liquor License Authorities must approve any changes in licensed positions.

     All cruising vessels operated by us must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Inspection. These requirements set limits on the operation of the vessel and require that each vessel be operated by a minimum complement of licensed personnel. Loss of the vessel’s Certificate of Inspection would preclude its use as a riverboat. Every five years, United States flagged passenger vessels operating exclusively in fresh water must conduct a thorough dry-dock inspection of underwater machinery, valves and hull. The Ameristar Council Bluffs riverboat was due for its dry-dock inspection in November 2000, but we have been accepted into a United States Coast Guard program that has extended the dry-dock requirement to October 2005 by undergoing a thorough underwater inspection. Currently, Ameristar Council Bluffs is the only one of our properties that operates a cruising vessel subject to these requirements. Less stringent rules apply to permanently moored vessels.

     In order to comply with the federal Merchant Marine Act of 1936, as amended, and the federal Shipping Act of 1916, as amended, and applicable regulations thereunder, Ameristar’s Bylaws contain provisions designed to prevent persons who are not citizens of the United States from holding, in the aggregate, more than 24.9% of Ameristar’s outstanding common stock.

     All of our shipboard employees employed on U.S. Coast Guard-approved vessels, even those who have nothing to do with the actual operations of the vessel, such as dealers, food and beverage servers, change attendants and security personnel, may be subject to the Jones Act, which, among other things, exempts those employees from state limits on workers’ compensation awards.

Web Access to Periodic Reports

     Our Internet website address is www.ameristarcasinos.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties

     Ameristar St. Charles. Ameristar St. Charles is located on approximately 52 acres which we own along the west bank of the Missouri River immediately north of Interstate 70. Access to the property may be obtained via the Fifth Street exit on Interstate 70.

     Ameristar Kansas City. Ameristar Kansas City is located on approximately 183 acres of property which we own. The site is east of and adjacent to Interstate 435 along the north bank of the Missouri River. The site, which is approximately seven miles east of downtown Kansas City, Missouri, may be accessed via the Missouri Highway 210 exit on Interstate 435.

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

     Other. We lease approximately 45,000 square feet of office space in various locations, including our executive offices in Las Vegas, Nevada. Substantially all of our real property assets secure our obligations under our senior credit facilities.

Item 3. Legal Proceedings

     From time to time, we are a party to litigation which arises in the ordinary course of business. We are not currently a party to any litigation that management believes would be likely to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Ameristar’s Common Stock is traded on the Nasdaq National Market System under the symbol “ASCA.” The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of the Common Stock, as reported by Nasdaq:

2001	High	Low

First Quarter	$6.75	$4.50
Second Quarter	18.75	6.53
Third Quarter	21.90	9.41
Fourth Quarter	25.51	12.00

2002

First Quarter	$31.23	$23.28
Second Quarter	33.94	22.51
Third Quarter	29.12	15.94
Fourth Quarter	19.27	11.04

     Ameristar, a Nevada corporation, was incorporated in 1993. As of March 12, 2003, there were 163 holders of record of Ameristar’s Common Stock.

     No dividends on Ameristar’s Common Stock have been declared during the last three fiscal years. We intend to retain all earnings for use in the development of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our senior credit facilities and senior subordinated notes obligate us to comply with certain financial covenants that place limitations on the payment of dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Note 5 — Notes payable and long-term debt” of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

     The following data has been derived from our audited consolidated financial statements and should be read in conjunction with those statements, certain of which are included in this Report.

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA

	For the years ended December 31,

STATEMENT OF OPERATIONS DATA (1):	1998	1999	2000	2001	2002

	(Amounts in Thousands, Except Per Share Data)
REVENUES:
Casino (2)	$216,319	$247,416	$286,438	$568,259	$678,642
Food and beverage	45,853	49,142	53,653	70,314	84,351
Rooms	14,201	17,257	18,121	23,384	23,989
Other	10,401	11,089	12,018	18,074	19,387

	286,774	324,904	370,230	680,031	806,369
Less: Promotional allowances (2)	34,990	39,599	47,308	77,206	108,406

Net revenues	251,784	285,305	322,922	602,825	697,963

OPERATING EXPENSES:
Casino (2)	90,489	99,376	115,864	252,906	297,476
Food and beverage	31,698	33,207	35,135	46,169	53,963
Rooms	5,809	6,372	6,944	7,921	6,826
Other	10,044	10,203	12,257	11,813	13,962
Selling, general and administrative	75,604	86,142	90,416	129,060	150,228
Depreciation and amortization	24,191	24,460	27,784	40,101	48,711
Impairment loss on assets held for sale	—	—	57,153	—	5,213
Preopening costs	10,611	—	—	—	6,401

Total operating expenses	248,446	259,760	345,553	487,970	582,780

INCOME (LOSS) FROM OPERATIONS	3,338	25,545	(22,631)	114,855	115,183
OTHER INCOME (EXPENSE):
Interest income	296	300	161	522	174
Interest expense, net	(22,699)	(24,449)	(28,316)	(64,931)	(51,206)
Other	(13)	(851)	(942)	(776)	(272)

Income (loss) before income tax provision (benefit), extraordinary loss on early retirement of debt and cumulative effect of change in accounting principle	(19,078)	545	(51,728)	49,670	63,879
Income tax provision (benefit)	(6,363)	340	(17,981)	16,381	23,345

Income (loss) before extraordinary loss on early retirement of debt and cumulative effect of change in accounting principle	(12,715)	205	(33,747)	33,289	40,534
Extraordinary loss on early retirement of debt, net of income tax benefit of $3,479	—	—	(6,560)	—	—

Income (loss) before cumulative effect of change in accounting principle	(12,715)	205	(40,307)	33,289	40,534
Cumulative effect of change in accounting principle — adoption of SFAS No. 133, net of income tax benefit of $73	—	—	—	(135)	—

NET INCOME (LOSS)	$(12,715)	$205	$(40,307)	$33,154	$40,534

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA
(continued)

	For the years ended December 31,
STATEMENT OF OPERATIONS DATA
(CONTINUED):	1998	1999	2000	2001	2002

	(Amounts in Thousands, Except Per Share Data)
EARNINGS PER SHARE (3):
Income (loss) before extraordinary loss on early retirement of debt and cumulative effect of change in accounting principle
Basic	$(0.62)	$0.01	$(1.65)	$1.59	$1.55

Diluted	$(0.62)	$0.01	$(1.65)	$1.52	$1.50

Extraordinary loss on early retirement of debt
Basic	$—	$—	$(0.33)	$—	$—

Diluted	$—	$—	$(0.33)	$—	$—

Cumulative effect of change in accounting principle
Basic	$—	$—	$—	$—	$—

Diluted	$—	$—	$—	$(0.01)	$—

Net income (loss)
Basic	$(0.62)	$0.01	$(1.98)	$1.59	$1.55

Diluted	$(0.62)	$0.01	$(1.98)	$1.51	$1.50

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,360	20,362	20,401	20,906	26,107

Diluted	20,360	20,362	20,401	21,908	26,992

	December 31,

BALANCE SHEET AND OTHER DATA:	1998	1999	2000	2001	2002

	(Amounts in Thousands)
Cash and cash equivalents	$18,209	$15,531	$36,245	$41,098	$90,573
Total assets	351,773	378,645	890,921	892,592	1,157,307
Total long-term debt and capitalized lease obligations, net of current maturities	230,399	242,890	780,475	624,255	760,665
Stockholders’ equity (4)	67,924	68,169	28,044	157,336	202,196
Capital expenditures	32,312	57,590	33,357	114,114	255,530

(1)	The expanded casino at Ameristar Council Bluffs opened in November 1999. The Reserve Hotel Casino opened in February 1998 and was sold on January 29, 2001 pursuant to an agreement entered into in October 2000. The Ameristar Vicksburg hotel opened in June 1998. The expanded casino at Ameristar Vicksburg opened in December 1999. The Ameristar Kansas City and Ameristar St. Charles properties were acquired on December 20, 2000. The new Ameristar St. Charles facility opened on August 6, 2002.

(2)	Casino revenues for each of 1998, 1999, 2000 and 2001 were previously adjusted to account for expenses associated with progress toward earning points for cash-based loyalty programs; however, these expenses have been reclassified and are now reported as promotional allowances. In addition, expenses associated with directed target mail coin coupon offerings have been reclassified and are now reported as promotional allowances for 1998, 1999, 2000 and 2001, with a corresponding reduction in casino costs.

(3)	Weighted average basic and diluted shares outstanding are equal for 1998, 1999 and 2000 as stock options were anti-dilutive in 1998 and 2000 and the dilution was not material in 1999.

(4)	No dividends were paid in 1998 through 2002.

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA

	For the fiscal quarters ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002	Total

	(Amounts in Thousands, Except Per Share Data)
Net revenues	$162,795	$166,291	$187,258	$181,619	$697,963
Income from operations	35,416 (1)	29,277 (2)	25,369 (3)	25,121	115,183
Income before income tax provision (4)	24,775	19,911	11,139	8,055	63,879
Net income (4)	15,449	12,631	7,408	5,047	40,534
Basic earnings per share (5)	$0.60	$0.48	$0.28	$0.19	$1.55
Diluted earnings per share (5)	0.57	0.47	0.28	0.19	1.50

	For the fiscal quarters ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001	Total

	(Amounts in Thousands, Except Per Share Data)
Net revenues	$147,767	$147,226	$155,806	$152,026	$602,825
Income from operations	26,766	29,450	31,972	26,667	114,855
Income before income tax provision and cumulative effect of change in accounting principle	6,392	13,799	17,490	11,989	49,670
Income before cumulative effect of change in accounting principle	3,996	8,875	11,265	9,153	33,289
Net income	3,861	8,875	11,265	9,153	33,154
Basic earnings per share (5)	$0.19	$0.43	$0.54	$0.42	$1.59
Diluted earnings per share (5)	0.18	0.40	0.49	0.40	1.51

(1)	Net of preopening expense of $150.

(2)	Net of impairment loss on assets held for sale of $4,136 and preopening expense of $1,326.

(3)	Net of impairment loss on assets held for sale of $1,077 and preopening expense of $4,925.

(4)	The sum of the amounts for the four quarters does not equal the total for the year due to rounding.

(5)	Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per-share amounts for the four quarters may not equal the total earnings per share amounts for the year.

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

     We recently completed, or are in the process of completing, several major enhancement projects at our properties. These projects include the following:

•	New Casino and Entertainment Facility at Ameristar St. Charles. We opened the new casino and entertainment facility at Ameristar St. Charles on August 6, 2002. The new facility features 130,000 square feet of casino and entertainment space consisting of approximately 3,330 slot machines, 95 table games (including a 12-table poker room) and a wide variety of dining and entertainment amenities.

•	New Parking Garage at Ameristar Kansas City. In July 2002, construction of the new 2,650-space parking garage Ameristar Kansas City was completed.

•	Renovation and Enhancement Project at Ameristar Kansas City. In July 2002, we began a substantial renovation and enhancement project at Ameristar Kansas City. As part of Phase I of this project, we opened three new dining and entertainment venues in early January 2003: the Great Plains Cattle Co. steakhouse; the Falcon Diner; and the Depot No. 9 entertainment venue. We have also constructed an open-seating food court, where we have leased space to three nationally known brands: Burger King, which opened in December 2002; Sbarro Pizza, which opened in February 2003; and Cold Stone Creamery, which is expected to open in the second quarter of 2003.

Phase I of the project also includes a major renovation of the Kansas City casino. We have opened up large sections of a wall dividing the casino floor, added escalators in the central portions of the casino floor to improve access to the second level, removed a large portion of the wall that separated the casino from the streetscape to improve visibility into the casino and replaced the carpet and other finishes throughout the casino. As part of Phase I of the project, we plan to relocate and renovate the poker room and high-limit area. In addition, we will add slot machines to the half of the mezzanine level that was previously not being used, which will bring the total slot count up to approximately 3,150 machines. We believe these changes will substantially improve the layout and flow of the casino area, enhance the overall excitement of the casino and improve customer satisfaction.

Phase I of the renovation and enhancement project has been substantially completed and the total construction costs are expected to be approximately $29 million.

We expect to begin construction on Phase II of the renovation and enhancement project in the second quarter of 2003. We plan to convert the Hofbrauhaus Brewery into a 330-seat Amerisports Brew Pub featuring state-of-the-art video and audio technology, remodel Pearl’s Oyster Bar, construct a cabaret in the casino area and upgrade certain common areas throughout the Ameristar Kansas City property. We will take the necessary steps to isolate the construction areas in order to minimize disruption associated with Phase II of the project. We expect to spend approximately $10 million in construction costs on Phase II of the renovation and enhancement project, which is expected to be completed in August 2003.

•	Renovations and enhancements at Ameristar Vicksburg. We plan to remodel a large portion of the third level of the casino boat, including constructing a meeting room, remodeling the Veranda Buffet and enhancing certain common areas. We expect to begin construction during the second quarter of 2003 and complete the project by the end of the first quarter of 2004. The project construction costs are expected to be approximately $7 million.

     Our quarterly and annual operating results may be affected by, among other things, competitive pressures, gaming tax increases, the commencement of new gaming operations, the amount of preopening costs, charges associated with debt refinancing or property acquisition and disposition transactions, construction at existing facilities and weather conditions affecting our properties. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

Results of Operations

Selected Financial Measures By Property

     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:

	Years ended December 31,

	2000	2001	2002

	(Dollars in thousands)
Consolidated cash flow information:
Cash flows provided by operations	$38,836	$111,342	$126,618
Cash flows used in investing	(521,206)	(31,970)	(241,454)
Cash flows provided by (used in) financing	503,084	(74,519)	164,311

Net revenues (1):
Ameristar St. Charles (2)	$4,245	$139,318	$190,526
Ameristar Kansas City (2)	7,744	202,528	211,728
Ameristar Council Bluffs	115,333	124,256	145,357
Ameristar Vicksburg	76,969	75,068	90,960
Jackpot Properties	59,160	56,944	59,217
The Reserve (3)	59,359	4,710	—
Corporate and other	112	1	175

Consolidated net revenues	$322,922	$602,825	$697,963

Operating income (loss):
Ameristar St. Charles (2) (4)	$597	$40,986	$30,386
Ameristar Kansas City (2)	1,168	43,447	41,451
Ameristar Council Bluffs	22,060	28,029	38,560
Ameristar Vicksburg	16,041	14,376	23,261
Jackpot Properties	10,595	9,344	9,834
The Reserve (3)	(57,321)	67	(280)
Corporate and other (4)	(15,771)	(21,394)	(28,029)

Consolidated operating income (loss)	$(22,631)	$114,855	$115,183

Operating income (loss) margins:
Ameristar St. Charles (2) (4)	14.1%	29.4%	15.9%
Ameristar Kansas City (2)	15.1%	21.5%	19.6%
Ameristar Council Bluffs	19.1%	22.6%	26.5%
Ameristar Vicksburg	20.8%	19.2%	25.6%
Jackpot Properties	17.9%	16.4%	16.6%
The Reserve (3)	(96.6%)	1.4%	—
Consolidated operating income (loss) margin	(7.0%)	19.1%	16.5%

(1)	We previously recorded expenses associated with our targeted direct mail coin coupon offerings as a casino department expense. These charges totaling $11.2 million and $24.0 million for the years ended December 31, 2000 and 2001, respectively, have been reclassified and are now reported as promotional allowances.

(2)	The Missouri properties were acquired on December 20, 2000. According to information published by the prior owner of the Missouri properties, as adjusted to exclude gain from the sale of the Missouri properties and to account for progress towards the point-based complimentary goods and services/cash rebates and expenses associated with the properties’ targeted direct mail coin coupon offerings, the combined operating results of the Missouri properties (including operating results reported by the prior owner and Ameristar) for the twelve-month period ended December 31, 2000 are as set forth below. The combined operating results of the Missouri properties for the twelve-month periods ended December 31, 2001 and 2002 are shown below for comparative purposes. All amounts, except margins, are in thousands.

	Twelve Months
	Ended December 31,

	2000	2001	2002

	Amounts in thousands, except margins
Net revenues	$315,032	$341,846	$402,254
Operating income	62,916	84,433	71,837
Operating income margin	20.0%	24.7%	17.9%

(3)	Operating results for The Reserve are through January 29, 2001, when we sold the property. Operating loss for The Reserve in 2000 includes a $57.2 million impairment loss from the sale of the property.

(4)	Operating income for Ameristar St. Charles in 2002 includes preopening expense of $5.8 million related to the new facility that opened in August 2002 and impairment loss of $4.4 million on assets held for sale, including the former casino barge and certain gaming equipment. Corporate and other operating expense in 2002 includes $0.6 million of preopening expense associated with the new St. Charles facility.

Year Ended December 31, 2002 Versus Year Ended December 31, 2001

     Net Revenues

     Consolidated net revenues for the year ended December 31, 2002 were $698.0 million compared to $602.8 million for 2001, an increase of $95.2 million or 15.8%. The improvement in revenues is primarily attributable to increased revenues at the new St. Charles facility, which opened on August 6, 2002, as well as continued revenue growth at all other properties.

     Net revenues at Ameristar St. Charles for 2002 were $190.5 million, up $51.2 million or 36.8%. The growth in net revenues is due mainly to the opening of the new facility in August 2002. Ameristar St. Charles’ market share grew from 19.9% in the first quarter of 2002 to 29.4% in the fourth quarter of 2002.

     Ameristar Kansas City’s net revenues for 2002 were $211.7 million, up $9.2 million or 4.5%. The increase is mainly the result of effective targeted marketing programs and was achieved despite increased competition following the June 2001 opening of a competitor’s newly renovated facility. Ameristar Kansas City had a 34.2% market share in 2002, up from 32.8% in 2001.

     Net revenues at Ameristar Council Bluffs for 2002 were $145.4 million, representing an increase of $21.1 million, or 17.0%, over 2001. The property continued to benefit from the ongoing refinement of targeted marketing programs, the installation of new gaming equipment and the renovation project that was completed in the first quarter of 2001. The property’s market share also improved significantly, from 33.7% in 2001 to 37.9% in 2002.

     Ameristar Vicksburg’s net revenues for 2002 increased to $91.0 million from $75.1 million in 2001, up 21.2%, due to the continuing refinement of targeted marketing programs, the installation of new gaming product and the renovation project that was completed in the second quarter of 2001. Ameristar Vicksburg, the long-time market share leader in Vicksburg, improved its market share to 39.2% in 2002, up from 32.7% in 2001.

     The Jackpot properties generated $59.2 million of net revenues in 2002, an increase of 4.0% compared to the same period in 2001. This improvement is attributable primarily to more effective marketing programs in 2002.

     Income from Operations

     Income from operations for the year ended December 31, 2002 improved slightly to $115.2 million, up $0.3 million, or 0.3%, over income from operations of $114.9 million in 2001. Strong results at Ameristar Council Bluffs and Ameristar Vicksburg contributed to this improvement while operating income at Ameristar St. Charles and Ameristar Kansas City decreased and corporate expense increased in 2002 compared to 2001. Income from operations in 2002 includes preopening expense of $6.4 million related to the opening of the new St. Charles facility and impairment loss of $5.2 million on assets held for sale, including the former casino barge at Ameristar St. Charles and certain gaming equipment at various properties. Our operating income margin decreased from 19.1% in 2001 to 16.5% in 2002. We expect to achieve improved operating margins in future periods through increased labor and marketing efficiencies and other operational initiatives.

     Ameristar St. Charles generated $30.4 million of income from operations during 2002, representing a decrease of $10.6 million, or 25.9%, from the prior year. In 2002, we incurred $5.8 million of preopening expenses related to the new St. Charles facility that opened in August 2002 and $4.4 million of impairment loss associated with certain assets held for sale, including the casino barge and gaming equipment, that were not utilized after the new facility opened. In addition, labor and marketing expenses increased by $15.8 million in the third and fourth quarter of 2002 compared to the same period in 2001, due to the increased size and the scope of amenities offered at the new facility and initial operating inefficiencies associated with the opening of the new facility. Furthermore, depreciation expense increased by $7.0 million in the same period as the result of the substantial increase in the base of depreciable assets after the new facility opened. The operating income margin at Ameristar St. Charles has been steadily improving since the new facility opened in August 2002. In February 2003, operating income margin at the property was 21.9%, compared to 15.1% for the period from August through December 2002. This improvement is largely attributable to improved operating efficiencies through cost-control measures implemented to date, especially in the areas of labor and marketing, as well as the heightened customer awareness of the scope and quality of the new facility.

     Income from operations at Ameristar Kansas City declined from $43.4 million in 2001 to 41.5 million in 2002, representing a decrease of $1.9 million, or 4.4%. The property’s results were adversely impacted by business disruption associated with the ongoing construction of enhancements to the casino and entertainment facilities that began in July 2002. In addition, higher labor and related costs primarily as a result of increased health insurance costs as well as additional expenses directly related to increased revenues, including gaming taxes and other expenses attributable to player development strategies, were principally responsible for the increase in operating expenses. These increases were partially offset by a decrease in depreciation and amortization expense as a result of the absence of goodwill amortization expense in 2002 compared to $3.0 million recorded in the prior year. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, which we adopted on January 1, 2002, we no longer amortize goodwill.

     The renovation and enhancement project at Ameristar Kansas City includes significant improvements to the casino and land-based amenities. Phase I of the renovation and enhancement project at Ameristar Kansas City has been substantially completed and Phase II is expected to be completed in August 2003. Similar projects at Ameristar Council Bluffs, Ameristar Vicksburg and Ameristar St. Charles have produced significantly improved operating results since the completion of the projects. We believe that we will achieve improved results at Ameristar Kansas City through these enhancements once construction is completed.

     Ameristar Council Bluffs reported income from operations of $38.6 million for 2002 compared to $28.0 million in 2001, a $10.6 million, or 37.9%, improvement. This significant growth is primarily due to increased revenues as discussed above and improved operating efficiencies as the result of a continued emphasis on controlling costs.

     Ameristar Vicksburg’s income from operations of $23.3 million in 2002 represents an increase of $8.9 million, or 61.8%, as compared to 2001. Similar to Ameristar Council Bluffs, higher revenues due to the factors discussed above and greater operating efficiencies contributed to the improvement in operating results at Ameristar Vicksburg. The increase was partially offset by $0.5 million of impairment loss on gaming equipment held for sale.

     The Jackpot properties reported income from operations of $9.8 million in 2002, a $0.5 million, or 5.4%, increase as compared to 2001. This increase was due to increased revenues as discussed above.

     Corporate operating expenses increased by $6.8 million, or 31.8%, in 2002 compared to 2001. This increase was mainly attributable to the increase in corporate payroll as a result of our growth since the acquisition of the Missouri properties in December 2000 as well as the consolidation of certain management functions at the corporate level in order to achieve operating efficiencies and consistency.

     Interest Expense

     Consolidated interest expense, net of capitalized interest of $17.9 million in 2002 and $17.8 million in 2001, was $51.2 million in 2002 compared to $64.9 million in 2001. This reduction reflects: (1) a lower average interest rate on our outstanding debt due to a decline in the LIBOR rate, the amendment of our senior credit facilities in May 2002 to reduce our borrowing cost and an increase by Standard & Poors’ Ratings Services in September 2002 of the rating on our senior secured debt to BB-, which further reduced the interest rate on a portion of our senior credit facilities; (2) a $3.5 million write-off in the first quarter of 2001 of unamortized interim credit facility loan fees and prepayment premiums on retired senior debt; and (3) a $2.8 million decrease in recorded interest expense from 2001 to 2002 associated with the fair value of the interest rate collar agreement covering $50 million principal amount of indebtedness under our senior credit facilities. These factors were partially offset by a higher weighted-average outstanding debt level in 2002, as we borrowed $157 million under the senior credit facilities to fund construction projects and $14 million from a commercial bank to finance equipment purchases for the new St. Charles facility during 2002.

     After the opening of the new casino and entertainment facility at Ameristar St. Charles in August 2002, we no longer capitalized the interest payments associated with borrowings made to fund construction. As a result, interest expense has increased and is expected to increase substantially on a comparative basis through the third quarter of 2003. We recorded $16.4 million, $15.2 million and $0.5 million in capitalized interest associated with this project during 2002, 2001 and 2000, respectively.

     Income Tax Expense

     Our effective federal income tax rate was 35.2% in 2002 and 31.5% in 2001. The federal income tax statutory rate was 35% in both years. The differences from the statutory rate are due to the effects of certain expenses incurred by us which are not deductible for federal income tax purposes and other tax credits. In 2001, we recorded $1.7 million of previously unrecognized tax credits based on continued improvement in operating performance and our expectation of generating significant taxable income in future years. These tax credits directly reduced income tax expense. Income tax expense for the years ended December 31, 2002 and 2001 include $0.9 million and $0.7 million of state income taxes. See “Liquidity and Capital Resources” below for additional discussions regarding our tax credits and carryforwards.

     Net Income

     Net income of $40.5 million for the year ended December 31, 2002 included $4.2 million (net of tax) of preopening expenses relating to the new St. Charles facility ($0.15 per share on a diluted basis) and $3.4 million (net of tax) of impairment loss on assets held for sale ($0.13 per share on a diluted basis). Our diluted earnings per share for the year ended December 31, 2002 were $1.50.

     Net income of $33.2 million for the year ended December 31, 2001 included charges of $2.3 million (net of tax) relating to the amortization of interim credit facility fees, prepayment premiums on retired senior debt and change in accounting principles, which collectively reduced diluted earnings per share by $0.11. Net income in 2001 was benefited by $1.7 million (net of tax), or approximately $0.08 per share, from our recording of previously unrecognized tax credits. Our diluted earnings per share for the year ended December 31, 2001 were $1.51.

Year Ended December 31, 2001 Versus Year Ended December 31, 2000

     Net Revenues

     Consolidated net revenues for the year ended December 31, 2001 were $602.8 million compared to $322.9 million for 2000, an increase of $279.9 million, or 86.7%. The growth in revenues is primarily attributable to contributions from the Kansas City and St. Charles properties, which were acquired on December 20, 2000 and contributed $341.8 million in combined net revenues during the twelve months ended December 31, 2001, as well as significant revenue growth at Ameristar Council Bluffs. The Missouri properties’ contributions were partially offset by the absence of revenues from The Reserve, which was sold on January 29, 2001.

     Net revenues at Ameristar St. Charles of $139.3 million for 2001 were positively impacted by strong overall market growth and market share increases driven by aggressive marketing and promotional programs and the introduction of new slot product. Ameristar St. Charles’ market share grew from 17.6% in the first quarter of 2001 to 19.9% in the fourth quarter of 2001.

     Ameristar Kansas City’s net revenues of $202.5 million for 2001 were adversely impacted by a market-wide decline in table games revenues and construction disruption associated with the one-boat consolidation, casino floor reconfiguration and the new parking garage. Net revenues in the latter portion of the period were also adversely impacted by enhanced competition from another property following the June 2001 opening of that property’s newly renovated facility. Ameristar Kansas City had a 32.8% market share in 2001, down slightly from 33.6% in 2000.

     Net revenues at Ameristar Council Bluffs for 2001 were $124.3 million, an increase of $9.0 million, or 7.8%, over 2000. Net revenues during the beginning of the year were adversely affected by construction disruption associated with the property’s renovation and enhancement project as well as adverse winter weather conditions. However, Ameristar Council Bluffs saw improved results from the renovation project beginning in the third quarter of 2001, with net revenues in the second half of 2001 of $66.8 million, an increase of 19.4% over the corresponding period in 2000. The property’s market share also improved significantly after completion of the renovation project, resulting in a 33.7% market share for 2001, up from 32.1% for 2000.

     Ameristar Vicksburg’s net revenues for 2001 declined 2.5% to $75.1 million compared to 2000, primarily due to construction disruption associated with the renovation and enhancement project completed in the second quarter of 2001 and the relatively flat Vicksburg market generally in 2001. Like Ameristar Council Bluffs, net revenues at Ameristar Vicksburg began to improve once construction was completed, leading to a 2.7% increase in net revenues in the second half of 2001 compared to the same period in 2000. Ameristar Vicksburg continued to lead the market in 2001 with a market share of 32.7%, down slightly from 32.9% in 2000.

     The Jackpot properties generated $56.9 million of net revenues in 2001, a decline of 3.9% compared to the same period in 2000, primarily as the result of slow economic conditions in the southern Idaho market.

     The Reserve produced net revenues of $4.7 million for the year ended December 31, 2001, which consisted of less than one month of operations prior to its being sold on January 29, 2001.

     Income from Operations

     Income from operations for the twelve months ended December 31, 2001 improved to $114.9 million, up $137.5 million over loss from operations of $22.6 million in 2000. This improvement is primarily due to (1) contributions made by the Missouri properties, which contributed $84.4 million to income from operations during 2001; and (2) a $57.2 million impairment loss associated with the sale of The Reserve recorded in 2000. The improvement in 2001 was partially offset by an increase in corporate and other expenses of $5.6 million primarily resulting from our increased size and scope following the acquisition of the Missouri properties. Our operating income (loss) margin improved from (7.0)% in 2000 to 19.1% in 2001.

     Ameristar St. Charles generated $41.0 million of income from operations during 2001, with the property’s strong revenues during the period leading to a 29.4% operating income margin for 2001. Income from operations at Ameristar Kansas City of $43.4 million for 2001 was adversely impacted by the factors that affected revenues described above.

     Ameristar Council Bluffs reported income from operations of $28.0 million for 2001 compared to $22.1 million in 2000, a $5.9 million, or 26.7%, improvement compared to 2000. This improvement is primarily due to increased revenues and improved operating efficiencies, particularly in the latter portion of the year after the completion of the property’s renovation and enhancement project, as well as a continued emphasis on controlling costs.

     Ameristar Vicksburg’s income from operations of $14.4 million in 2001 represents a decrease of $1.6 million, or 10.0%, as compared to 2000. This decline is primarily attributable to decreased revenues resulting from construction disruption in the first half of the year and additional expenses (including depreciation) associated with the newly renovated facilities. During the second half of 2001, once construction was completed at Ameristar Vicksburg and revenues began to improve, income from operations improved $0.3 million, or 4.2%, compared to the corresponding period in 2000.

     The Jackpot properties reported income from operations of $9.3 million in 2001, a $1.3 million, or 12.3%, decline as compared to 2000. This decline was due to reduced revenues primarily during the first half of the year.

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

     We recorded a $3.5 million charge to interest expense for the amortization of interim credit facility costs in the first quarter of 2001. A charge to interest expense of $1.9 million was also incurred during 2001 due to changes in the fair value of our interest rate collar agreement.

     Income Tax Expense

     Our effective federal income tax rate on income was 31.5% in 2001 and the effective tax benefit on losses was 34.7% in 2000. The federal statutory rate was 35% in both years. The differences from the statutory rate are due to the effects of certain expenses incurred by us which are not deductible for federal income tax purposes and other tax credits. In 2001, we recorded $1.7 million of previously unrecognized tax credits based on continued improvement in operating performance and our expectation of generating significant taxable income in future years. This directly reduced income tax expense. Income tax expense for the year ended December 31, 2001 also includes $0.7 million of state income taxes. See “Liquidity and Capital Resources” below for additional discussion regarding our tax credits and carryforwards.

     Net Income

     Our diluted earnings per share for the year ended December 31, 2001 were $1.51, compared to a loss per share of $1.98 for the year ended December 31, 2000. Net income of $33.2 million for the year ended December 31, 2001 included charges of $2.3 million (net of tax) relating to the amortization of interim credit facility fees, prepayment premiums on retired senior debt and change in accounting principles, which collectively reduced diluted earnings per share by $0.11. Net income in 2001 was benefited by $1.7 million (net of tax), or approximately $0.08 per share, from our recording of previously unrecognized tax credits.

     Net loss for the year ended December 31, 2000 included impairment loss of $37.1 million (net of tax) relating to the sale of The Reserve, which increased the loss per share by $1.82 and resulted in a loss per share of $1.98 for 2000.

Liquidity and Capital Resources

Cash flows from operating activities

     Cash flows provided by operating activities were $126.6 million, $111.3 million and $38.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase from 2001 to 2002 was due primarily to the improved operations at Ameristar Council Bluffs and Ameristar Vicksburg. The increase from 2000 to 2001 was mainly the result of the contribution of operating income by the Missouri properties as well as improvements in operating income at Ameristar Council Bluffs, as discussed under “Results of Operations.”

Cash flows from investing activities

     Cash flows used in investing activities were $241.5 million, $32.0 million and $521.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. We incurred $255.5 million, $114.1 million and $33.4 million in capital expenditures (including capitalized interest) in 2002, 2001 and 2000, respectively. See “Liquidity” below for further discussion on capital expenditures.

     The sale of The Reserve in January 2001 generated $71.6 million in cash flows from investing activities. In addition, the acquisition of Ameristar Kansas City and Ameristar St. Charles in December 2000 utilized approximately $486.8 million in cash.

Cash flows from financing activities

     Cash flows provided by financing activities were $164.3 million and $503.1 million for the years ended December 31, 2002 and 2000, respectively. Cash flows used in financing activities in 2001 were $74.5 million. Cash flows used in or provided by financing activities were significantly impacted by the following transactions in 2000, 2001 and 2002:

•	In December 2000, we refinanced substantially all of our long-term debt in connection with our acquisition of the Missouri properties.

•	In January 2001, we sold The Reserve for approximately $71.6 million and used the proceeds to, among other things: (1) prepay and permanently reduce term loans B and C outstanding under our senior credit facilities, and (2) repay amounts outstanding under the revolving loan portion of our senior credit facilities.

•	In February 2001, we issued $380 million of senior subordinated notes and used the proceeds to, among other things: (1) retire the $300 million senior subordinated credit facility, and (2) prepay and permanently reduce term loans outstanding under our senior credit facilities.

•	In December 2001, we sold 4.9 million shares of our Common Stock in an underwritten public offering and used the $94.2 million of proceeds, net of underwriting discounts and related expenses, to repay term loans under our senior credit facilities.

•	Between January and September 2002, we borrowed $124.7 million under our senior credit facilities to fund various construction projects.

•	In October 2002, we borrowed $14 million from a commercial bank to finance equipment purchases for the new St. Charles facility.

•	In December 2002, we borrowed an additional $100 million under the incremental term loan commitment provisions of our senior credit facilities and repaid all $67.7 million of the outstanding debt under the $75 million revolving credit facility.

     As a result of the 2002 transactions described above, our total long-term debt outstanding (including current maturities) increased from $630.5 million at December 31, 2001 to $796.3 million at December 31, 2002.

Capital expenditures

     We incurred $255.5 million in capital expenditures in 2002, which consisted of the following: (1) $158.9 million on the new casino and entertainment facility at Ameristar St. Charles completed in August 2002; (2) $15.3 million on the new 2,650-space parking garage at Ameristar Kansas City placed in service in July 2002; (3) approximately $14.8 million on the ongoing renovation and enhancement project at Ameristar Kansas City; (4) capitalized interest of $17.9 million primarily related to the above projects; and (5) $48.6 million on maintenance capital expenditures at all of our properties.

     Capital expenditures made during 2001 totaled $114.1 million and included: (1) approximately $51.1 million on the new casino and entertainment facility at Ameristar St. Charles; (2) approximately $8.6 million on the new parking garage at Ameristar Kansas City; (3) $8.0 million on the renovation and enhancement project at Ameristar Council Bluffs; (4) $9.5 million on the renovation and enhancement project at Ameristar Vicksburg; (5) capitalized interest of $17.8 million primarily associated with the above projects; and (6) $19.1 million on maintenance capital expenditures at all of our properties.

     Capital expenditures in 2000 of $33.4 million included $13.1 million related to expansion and remodeling projects at Ameristar Council Bluffs (including the completion of the 1,000 space parking garage) and $11.7 million in remodeling projects and equipment at Ameristar Vicksburg.

     The senior credit facilities limit our aggregate capital expenditures in each year. For the year ended December 31, 2002, our maximum permitted consolidated capital expenditures were 7.0% of our consolidated gross revenues, or $56.4 million. In addition, the senior credit facilities permit us to incur up to certain amounts of capital expenditures on specified projects. As of December 31, 2002, we were in compliance with all capital expenditure covenant requirements.

     We do not expect to make capital expenditures in 2003 in excess of the amount currently permitted under our senior credit facilities, which is approximately $73 million. Our capital expenditure requirements for 2003 include the costs associated with the following projects: (1) the completion of Phase I and Phase II of the Kansas City renovation and enhancement project; (2) the Vicksburg renovations and enhancements; (3) investment in new slot product and related systems; (4) certain upgrades and improvements to our information technology infrastructure; and (5) general maintenance capital expenditures at all of our properties.

Liquidity

     Our principal long-term debt is comprised of $395.2 million of secured senior credit facilities and $380 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. At December 31, 2002, the senior credit facilities consisted of a $75 million revolving term loan facility, term loan A and term loan B (which had $75.0 million, $30.0 million and $290.2 million outstanding, respectively, for a total of $395.2 million), and a $75 million revolving credit facility, $67.7 million of which was available for borrowing.

     The revolving term loan facility converted to a term loan on December 31, 2002. The revolving term loan facility, the revolving credit facility and the term loan A mature on December 20, 2005. The term loan B matures on December 20, 2006. Significant principal repayments are required on the above facilities in 2003 through 2006. The revolving term loan facility is subject to mandatory quarterly principal repayments of $4.7 million in 2003, $6.6 million in 2004 and $7.5 million in 2005. Term loan A is subject to mandatory quarterly principal repayments of $1.8 million in 2003, $2.6 million in 2004 and $3.1 million in 2005. Term loan B is subject to mandatory quarterly principal repayments of $0.7 million in 2003, 2004 and 2005 and from $69.6 million to $70.5 million in 2006. All mandatory principal repayments have been made through December 31, 2002. We expect to fund principal repayments from cash flows from operating activities in 2003.

     We are required to comply with various affirmative and negative financial and other covenants under the senior credit facilities and the indenture governing our senior subordinated notes. These covenants include, among other things, restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as promises to maintain certain financial ratios and tests within defined parameters. As of December 31, 2002, we were in compliance with all required covenants.

     We historically have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will support our operations and liquidity requirements, including current capital expenditure plans, for the foreseeable future. Our ability to borrow funds under our senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of our senior credit facilities, for the preceding four fiscal quarters. As of December 31, 2002, in addition to the $67.7 million available for borrowing under the senior credit facilities, we had $90.6 million of cash and cash equivalents, approximately $45 million of which were required for daily operations.

     We did not make any federal income tax payments in 2001. In 2002, we paid $10.7 million in estimated federal income tax payments through quarterly installments. In January 2003, we received a $10.7 million refund related to the 2002 tax year as the actual taxable income for the year was significantly lower than the estimates used to calculate quarterly installments. At December 31, 2002, we had approximately $80 million in net operating loss carryforwards and $1 million in alternative minimum tax credits, which will reduce the amount of federal income tax cash payments that we are required to make in 2003.

     We have not declared any dividends on our Common Stock in the past, and we intend for the foreseeable future to retain all earnings for use in the development of our business. In addition, as described above, the terms of our senior credit facilities and senior subordinated notes obligate us to comply with certain financial covenants that may restrict or prohibit the payment of dividends.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements as defined in SEC Release No. 33-8182.

Contractual and Other Commitments

     The following table summarizes our material obligations and commitments to make future payments under certain contracts, including long-term debt obligations, capitalized leases, operating leases and certain construction contracts.

	Payments Due by Period (In Thousands)

Contractual Obligations	2003	2004-2005	2006-2007	After 2007	Total

Long-Term Debt Instruments	$36,628	$93,965	$284,519	$381,228	$796,340
Capital Leases	1,396	811	50	404	2,661
Operating Leases	1,993	3,695	3,551	3,296	12,535
Material Construction Contracts	32,985	—	—	—	32,985

Total	$73,002	$98,471	$288,120	$384,928	$844,521

	Payments Due by Period (In Thousands)

Other Commitments	2003	2004-2005	2006-2007	After 2007	Total

Letters of credit	$5,864	$1,400	$—	$—	$7,264

     We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for minor projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.

     At December 31, 2002, we had outstanding letters of credit in the amount of $7.3 million, which reduced the amount available to borrow under our senior credit facilities. We do not have any other guarantees, contingent commitments or other material liabilities that are not reflected on our consolidated balance sheets.

Critical Accounting Policies and Estimates

     We prepare our Consolidated Financial Statements in conformity with generally accepted accounting principles. Certain of our accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will conform to our estimates. We believe the policies and estimates discussed below have a significant impact on issues that are inherently uncertain.

Property and Equipment

     We have significant capital invested in our property and equipment, which represents approximately 79% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Goodwill and Other Intangible Assets

     We have approximately $82 million in goodwill and other intangible assets on our consolidated balance sheet resulting from our acquisition of the Missouri properties. According to the requirements of SFAS No. 142 , which we adopted on January 1, 2002, we completed our initial assessment and our annual assessment for impairment and determined that no goodwill impairment existed. The assessment in both cases requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates.

Star Awards Program

     Our customer reward program, Star Awards, allows customers to earn certain point-based cash rewards or complimentary goods and services based on the volume of the customers’ gaming activity. Customers can accumulate or bank reward points over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if a customer does not earn any reward credits over any subsequent twelve-month period. As a result of the ability of the customer to bank the reward points, we accrue the expense of reward points, after giving effect to estimated forfeitures, as they are earned. At December 31, 2002 and 2001, $5.1 million and $3.1 million, respectively, was accrued. The value of these point-based cash rewards or complimentary goods and services are netted against revenue as a promotional allowance.

     Our players are also awarded cash coupons based on their play volume. The coupons are redeemable within a short time period, generally seven days, and are redeemable only on a return visit. There is no ability to renew or extend the offer. We recognize a reduction in revenue as a promotional allowance for these coupons when the coupons are redeemed and, as a result, no liability associated with this item was recorded on our balance sheets as of December 31, 2002 and 2001.

Self-Funded Employee Health Care Insurance Program

     Our employee health care benefits program is self-funded up to a maximum amount per claim. Accruals are based on claims filed and estimates of claims incurred but not reported. At December 31, 2002, our estimated liabilities for unpaid and incurred but not reported claims totaled $3.6 million. We consider historical loss experience and certain unusual claims in estimating these liabilities. We believe the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

Recently Issued Accounting Standards

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The key provision of SFAS No. 145 affecting us requires that gains or losses from the extinguishment of debt be reclassified from extraordinary gains or losses to other income (expense). In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. We adopted SFAS Nos. 145 and 146 effective January 1, 2003. We do not believe the adoption of these accounting standards will have a material impact on our financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 outlines additional disclosure requirements for a guarantor and requires the guarantor to recognize a liability for the fair value of the obligation undertaken. We adopted FIN No. 45 as of December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results and specifies the form, content and location of those disclosures. We adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. We do not currently plan to transition to the fair value-based method and will continue to account for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted under SFAS No. 123. See “Note 7 — Benefit plans” of Notes to Consolidated Financial Statements for more information on our stock incentive plans.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses how an enterprise identifies and consolidates variable interest entities in which it has a controlling financial interest. We adopted FIN No. 46 as of January 1, 2003. We do not believe the adoption of this accounting standard will have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities, and we utilize interest rate swap and collar agreements to manage this risk. As of December 31, 2002, we had $395.2 million outstanding under our senior credit facilities bearing interest at variable rates. Of this amount, $100 million is covered by an interest rate swap agreement that fixes the interest rate thereon and $50 million is covered by an interest rate collar agreement that sets a floor and ceiling for the interest rate thereon (See “Note 5 — Notes payable and long-term debt” of Notes to Consolidated Financial Statements for more discussion on the derivative instruments.) Other than the borrowings under the senior credit facilities that are not covered by the interest rate swap agreement and $1.1 million in other long-term debt outstanding at December 31, 2002 (collectively, the “Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At December 31, 2002, the average interest rate applicable to the Variable Rate Debt was 4.2%. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at December 31, 2002 would increase our annual interest cost by approximately $2.5 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements for additional amounts of principal under the senior credit facilities as market conditions warrant.

PART III

Item 8. Financial Statements and Supplementary Data

     The Report of Independent Public Accountants appears at page F-1 hereof, and our Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages F-2 through F-31 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors — Information Concerning the Nominees” and “— Directors and Executive Officers” in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

Item 11. Executive Compensation

     The information required by this Item will be set forth under the caption “Executive Compensation” in our Proxy Statement and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors — Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is set forth under the caption “Certain Transactions” in our Proxy Statement and is incorporated herein by this reference.

PART IV

Item 14. Controls and Procedures

     Within the 90 days prior to the filing of this Report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and other members of management concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following are filed as part of this Report:

     (a)  1. Financial Statements

Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2002
Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, 2001 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002
Notes to Consolidated Financial Statements

     (a)  2. Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

     (a)  3. Exhibits

     The following exhibits are filed or incorporated by reference as part of this Report. Certain of the listed exhibits are incorporated by reference to previously filed reports of ACI under the

Securities Exchange Act of 1934, as amended, including Forms 10-K, 10-Q and 8-K. These reports have been filed with the Securities and Exchange Commission under File Number 0-22494.

Exhibit
Number	Description of Exhibit	Method of Filing

3(i).1	Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by ACI under the Securities Act of 1933, as amended (File No. 33-68936) (the “Form S-1”).

3(i).2	Certificate of Amendment to Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3(ii).1	Bylaws of ACI	Incorporated by reference to Exhibit 3.2 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 10-K”).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 2 to the Form S-1.

4.2(a)	Credit Agreement (the “Credit Agreement”) dated as of December 20, 2000 among ACI, the Lenders party thereto from time to time, Wells Fargo Bank, N.A., as Co-Arranger and Syndication Agent (“WFB”), Bear Stearns Corporate Lending Inc., as Documentation Agent (“BSCLI”), Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Manager (“DBSI”), and Bankers Trust Company, as Administrative Agent (“BTCo”)	Incorporated by reference to Exhibit 4.2(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”).

4.2(b)	First Amendment to Credit Agreement dated as of January 30, 2001 among ACI, the Lenders party to the Credit Agreement, WFB, BSCLI, DBSI and BTCo	Incorporated by reference to Exhibit 4.2(b) to the 2000 10-K.

Exhibit
Number	Description of Exhibit	Method of Filing

4.2(c)	Second Amendment to Credit Agreement dated as of May 31, 2002 among ACI, the various Lenders party to the Credit Agreement and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent (“DBTCA”)	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on June 19, 2002.

4.2(d)	Third Amendment to Credit Agreement dated as of November 22, 2002 among ACI, the various Lenders party to the Credit Agreement and DBTCA	Incorporated by reference to Exhibit 4.2 to ACI’s Current Report on Form 8-K filed on December 4, 2002 (the “December 2002 8-K”).

4.2(e)	First Incremental Commitment Agreement dated as of December 2, 2002 among ACI, the Incremental Lenders party thereto, the Guarantors party thereto and DBTCA	Incorporated by reference to Exhibit 4.1 to the December 2002 8-K.

4.2(f)	Guaranty made by each of ACI’s subsidiaries guaranteeing ACI’s obligations under the Credit Agreement	Incorporated by reference to Exhibit 4.2(c) to the 2000 10-K.

4.2(g)	Interest Rate Collar Agreement dated August 10, 1998 between ACI and Wells Fargo Bank, N.A	Incorporated by reference to Exhibit 4.2(b) to ACI’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.3	Indenture dated as of February 2, 2001 among ACI, the Guarantors (as defined therein) and U.S. Bank Trust National Association, as trustee	Incorporated by reference to Exhibit 4.4 to the 2000 10-K.

*10.1(a)	Employment Agreement dated November 15, 1993 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 1994 (the “1994 10-K”).

*10.1(b)	Amendment No. 1 to Employment Agreement dated as of October 5, 2001 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “September 2001 10-Q”).

Exhibit
Number	Description of Exhibit	Method of Filing

*10.1(c)	Amendment No. 2 to Employment Agreement dated as of August 15, 2002 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”).

*10.1(d)	Amended and Restated Executive Employment Agreement dated as of March 11, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.1(c) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).

*10.1(e)	Amendment to Amended and Restated Executive Employment Agreement dated as of August 16, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.3 to the September 2002 10-Q.

*10.1(f)	Executive Employment Agreement dated as of March 13, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.1(d) to the 2001 10-K.

*10.1(g)	Executive Employment Agreement dated as of June 5, 2002 between ACI and Angela R. Baker	Filed electronically herewith.

*10.1(h)	Amendment to Executive Employment Agreement dated as of August 16, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the September 2002 10-Q.

*10.2	Ameristar Casinos, Inc. 1993 Non-Employee Director Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

*10.3(a)	Ameristar Casinos, Inc. Management Stock Option Incentive Plan, as amended and restated	Incorporated by reference to Exhibit 10.3 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

*10.3(b)	Amendment to Ameristar Casinos, Inc. Amended and Restated Management Stock Option Incentive Plan	Incorporated by reference to Exhibit 10.3 to the September 2001 10-Q.

Exhibit
Number	Description of Exhibit	Method of Filing

*10.3(c)	Second Amendment to Ameristar Casinos, Inc. Amended and Restated Management Stock Option Incentive Plan	Filed electronically herewith.

*10.4(a)	1999 Stock Incentive Plan of Ameristar Casinos, Inc.	Incorporated by reference to Exhibit 10.6 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

*10.4(b)	First Amendment to 1999 Stock Incentive Plan of Ameristar Casinos, Inc.	Incorporated by reference to Exhibit 10.4(b) to the 2000 10-K.

*10.4(c)	Second Amendment to 1999 Stock Incentive Plan of Ameristar Casinos, Inc.	Filed electronically herewith.

*10.5	ACI 2002 Non-Employee Directors’ Stock Election Plan	Incorporated by reference to Appendix A to the definitive Proxy Statement filed by ACI on April 30, 2002 (the “2002 Proxy Statement”).

*10.6	ACI Performance-Based Bonus Plan for Craig H. Neilsen	Incorporated by reference to Appendix B to the 2002 Proxy Statement.

*10.7	Form of Indemnification Agreement between ACI and each of its directors and executive officers	Incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Form S-1.

10.8	Plan of Reorganization, dated November 15, 1993, between ACI and Craig H. Neilsen in his individual capacity and as trustee of the testamentary trust created under the last will and testament of Ray Neilsen dated October 9, 1963	Incorporated by reference to Exhibit 2.1 to the 1994 10-K.

10.9	Amended and Restated Excursion Boat Sponsorship and Operations Agreement dated October 7, 2002 between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc.	Incorporated by reference to Exhibit 10.1 to the September 2002 10-Q.

Exhibit
Number	Description of Exhibit	Method of Filing

10.10	Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as the assignee of Koch Fuels, Inc.	Incorporated by reference to Exhibits 10.12 and 99.1 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.11	Asset Purchase Agreement dated as of October 17, 2000 by and among Ameristar Casino Kansas City, Inc., ACI, Kansas City Station Corporation and Station Casinos, Inc. (“SCI”)	Incorporated by reference to Exhibit 10.3 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (the “September 2000 10-Q”).

10.12	Asset Purchase Agreement dated as of October 17, 2000 by and among Ameristar Casino St. Charles, Inc., ACI, St. Charles Riverfront Station, Inc. and SCI	Incorporated by reference to Exhibit 10.1 to the September 2000 10-Q.

10.13	Asset Purchase Agreement dated as of October 17, 2000 by and among Lake Mead Station, Inc., SCI, Ameristar Casino Las Vegas, Inc. and ACI	Incorporated by reference to Exhibit 10.4 to the September 2000 10-Q.

*10.14	Ameristar Casinos, Inc. Deferred Compensation Plan	Incorporated by reference to Exhibit 10.14 to the 2000 10-K.

*10.15	Master Trust Agreement for Ameristar Casinos, Inc. Deferred Compensation Plan, dated as of April 1, 2001, between ACI and Wilmington Trust Company	Filed electronically herewith.

21.1	Subsidiaries of ACI	Incorporated by reference to Exhibit 21.1 to the 2000 10-K.

23.1	Consent of Deloitte & Touche LLP	Filed electronically herewith.

99.1	Agreement to furnish the Securities and Exchange Commission certain instruments defining the rights of holders of certain long-term debt	Incorporated by reference to Exhibit 99.1 to the 2000 10-K.

Exhibit
Number	Description of Exhibit	Method of Filing

99.2	Certification of Craig H. Neilsen, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

99.3	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

*	Denotes a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

     On December 4, 2002, we filed a Current Report on Form 8-K in which we reported, under Item 5, (1) the execution of the Third Amendment to our Credit Agreement and (2) the incremental commitment and borrowing of $100 million under the term loan B tranche of our Credit Agreement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISTAR CASINOS, INC. (Registrant)

March 31, 2003	By:	/s/ Craig H. Neilsen

Craig H. Neilsen Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Craig H. Neilsen	Craig H. Neilsen, Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 31, 2003

/s/ Thomas M. Steinbauer	Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer (principal financial officer)	March 31, 2003

/s/ Thomas L. Malone	Thomas L. Malone, Vice President of Finance and Controller (principal accounting officer)	March 31, 2003

/s/ Larry A. Hodges	Larry A. Hodges, Director	March 31, 2003

/s/ Joseph E. Monaly	Joseph E. Monaly, Director	March 31, 2003

/s/ W. Bruce Turner	W. Bruce Turner, Director	March 31, 2003

     On this 31st of March, 2003, Craig H. Neilsen directed Connie Wilson in his presence as well as our own, to sign the foregoing document as “Craig H. Neilsen.” Upon viewing the signatures as signed by Connie Wilson and in our presence, Craig H. Neilsen declared to us that he adopted them as his own signatures.

/s/ Josie Rubio Witness /s/ Margene Otten Witness

STATE OF NEVADA	)
):ss
COUNTY OF CLARK	)

     I, Janet Catron, Notary Public in and for said county and state, do hereby certify that Craig H. Neilsen personally appeared before me and is known or identified to me to be the President and Chief Executive Officer of Ameristar Casinos, Inc., the corporation that executed the within instrument or the person who executed the instrument on behalf of said corporation. Craig H. Neilsen, who being unable due to physical incapacity to sign his name or offer his mark, did direct Connie Wilson in his presence, as well as my own, to sign his name to the foregoing document. Craig H. Neilsen, after viewing his name as signed by Connie Wilson, thereupon adopted the signatures as his own by acknowledging to me his intention to so adopt them as if he had personally executed the same both in his individual capacity and on behalf of said corporation, and further acknowledged to me that such corporation executed the same.

     IN WITNESS WHEREOF, I have hereunto set my hand and official seal this 31st day of March, 2003.

/s/ Janet Catron Notary Public

My Commission Expires: 5/9/2005

Residing at: Las Vegas, NV

CERTIFICATION PURSUANT TO RULE 13A-14
OF THE SECURITIES EXCHANGE ACT,
AS ADOPTED PURSUANT TO SECTION
302 OF THE SARBANES-OXLEY ACT

I, Craig H. Neilsen, certify that:

1. I have reviewed this Annual Report on Form 10-K of Ameristar Casinos, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

     (c)  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

By:	/s/ Craig H. Neilsen

Craig H. Neilsen President and Chief Executive Officer

     On this 31st of March, 2003, Craig H. Neilsen directed Connie Wilson in his presence as well as our own, to sign the foregoing document as “Craig H. Neilsen.” Upon viewing the signatures as signed by Connie Wilson and in our presence, Craig H. Neilsen declared to us that he adopted them as his own signatures.

/s/ Josie Rubio Witness

/s/ Margene Otten Witness

STATE OF NEVADA)
                                       ):ss.
COUNTY OF CLARK)

     I, Janet Catron, Notary Public in and for said county and state, do hereby certify that Craig H. Neilsen personally appeared before me and is known or identified to me to be the President and Chief Executive Officer of Ameristar Casinos, Inc., the corporation that executed the within instrument or the person who executed the instrument on behalf of said corporation. Craig H. Neilsen, who being unable due to physical incapacity to sign his name or offer his mark, did direct Connie Wilson in his presence, as well as my own, to sign his name to the foregoing document. Craig H. Neilsen, after viewing his name as signed by Connie Wilson, thereupon adopted the signatures as his own by acknowledging to me his intention to so adopt them as if he had personally executed the same both in his individual capacity and on behalf of said corporation, and further acknowledged to me that such corporation executed the same.

     IN WITNESS WHEREOF, I have hereunto set my hand and official seal this 31st day of March, 2003.

/s/ Janet Catron

Notary Public

My Commission Expires:  5/9/2005

Residing at:  Las Vegas, NV

CERTIFICATION PURSUANT TO RULE 13A-14
OF THE SECURITIES EXCHANGE ACT,
AS ADOPTED PURSUANT TO SECTION
302 OF THE SARBANES-OXLEY ACT

I, Thomas M. Steinbauer, certify that:

1. I have reviewed this Annual Report on Form 10-K of Ameristar Casinos, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

     (c)  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

By:	/s/ Thomas M. Steinbauer

Thomas M. Steinbauer Senior Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
         of Ameristar Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ameristar Casinos, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133, as of January 1, 2001, and adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 6, 2003

AMERISTAR CASINOS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
(Amounts in Thousands)

	December 31,

	2001	2002

CURRENT ASSETS:
Cash and cash equivalents	$41,098	$90,573
Accounts receivable, net	3,653	4,952
Income tax refund receivable	—	11,614
Inventories	5,206	6,585
Prepaid expenses	7,421	9,413
Deferred income taxes	3,452	8,545
Assets held for sale	—	335

Total current assets	60,830	132,017

PROPERTY AND EQUIPMENT, at cost:
Buildings and improvements	461,869	820,057
Furniture, fixtures and equipment	135,949	203,762
Furniture, fixtures and equipment under capitalized leases	8,317	5,652

	606,135	1,029,471
Less: Accumulated depreciation and amortization	149,945	186,986

	456,190	842,485
Land	43,173	43,173
Construction in progress	221,152	30,719

Total property and equipment, net	720,515	916,377

EXCESS OF PURCHASE PRICE OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED	83,224	82,020

DEPOSITS AND OTHER ASSETS	28,023	26,893

TOTAL ASSETS	$892,592	$1,157,307

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED BALANCE SHEETS-CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)

	December 31,

	2001	2002

CURRENT LIABILITIES:
Accounts payable	$10,331	$17,044
Construction contracts payable	16,455	26,510
Accrued liabilities	51,648	63,343
Current obligations under capitalized leases	1,170	1,231
Current maturities of notes payable and long-term debt	8,433	36,628

Total current liabilities	88,037	144,756

OBLIGATIONS UNDER CAPITALIZED LEASES, net of current maturities	2,184	953

LONG-TERM DEBT, net of current maturities	622,071	759,712

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	22,964	49,690

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized - 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized - 60,000,000 shares; Issued and outstanding - 25,858,771 shares at December 31, 2001 and 26,244,985 shares at December 31, 2002	258	262
Additional paid-in capital	141,302	146,631
Accumulated other comprehensive loss	(1,953)	(2,960)
Retained earnings	17,729	58,263

Total stockholders’ equity	157,336	202,196

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$892,592	$1,157,307

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share Data)

	Years ended December 31,

	2000	2001	2002

REVENUES:
Casino	$286,438	$568,259	$678,642
Food and beverage	53,653	70,314	84,351
Rooms	18,121	23,384	23,989
Other	12,018	18,074	19,387

	370,230	680,031	806,369
Less: Promotional allowances	47,308	77,206	108,406

Net revenues	322,922	602,825	697,963

OPERATING EXPENSES:
Casino	115,864	252,906	297,476
Food and beverage	35,135	46,169	53,963
Rooms	6,944	7,921	6,826
Other	12,257	11,813	13,962
Selling, general and administrative	90,416	129,060	150,228
Depreciation and amortization	27,784	40,101	48,711
Impairment loss on assets held for sale	57,153	—	5,213
Preopening expense	—	—	6,401

Total operating expenses	345,553	487,970	582,780

Income (loss) from operations	(22,631)	114,855	115,183
OTHER INCOME (EXPENSE):
Interest income	161	522	174
Interest expense, net	(28,316)	(64,931)	(51,206)
Other	(942)	(776)	(272)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT), EXTRAORDINARY LOSS AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(51,728)	49,670	63,879
Income tax provision (benefit)	(17,981)	16,381	23,345
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(33,747)	33,289	40,534
Extraordinary loss on early retirement of debt, net of income tax benefit of $3,479	(6,560)	—	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(40,307)	33,289	40,534
Cumulative effect of change in accounting principle — adoption of SFAS No. 133, net of income tax benefit of $73	—	(135)	—

NET INCOME (LOSS)	$(40,307)	$33,154	$40,534

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS-CONTINUED
(Amounts in Thousands, Except Share Data)

	Years ended December 31,

	2000	2001	2002

EARNINGS (LOSS) PER SHARE:
Income (loss) before extraordinary loss on early retirement of debt and cumulative effect of change in accounting principle:
Basic	$(1.65)	$1.59	$1.55

Diluted	$(1.65)	$1.52	$1.50

Extraordinary loss on early retirement of debt
Basic	$(0.33)	$—	$—

Diluted	$(0.33)	$—	$—

Cumulative effect of change in accounting principle:
Basic	$—	$—	$—

Diluted	$—	$(0.01)	$—

Net income (loss):
Basic	$(1.98)	$1.59	$1.55

Diluted	$(1.98)	$1.51	$1.50

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts and Shares in Thousands)

	Capital Stock			Accumulated	Retained
			Additional	Other	Earnings
	Number		Paid-In	Comprehensive	(Accumulated
	of Shares	Amount	Capital	Loss	Deficit)	Total

Balance, December 31, 1999	20,375	$204	$43,083	$—	$24,882	$68,169
Net loss	—	—	—	—	(40,307)	(40,307)
Exercise of stock options	68	—	182	—	—	182

Balance, December 31, 2000	20,443	204	43,265	—	(15,425)	28,044
Net income	—	—	—	—	33,154	33,154
Change in fair value of interest rate swap agreement, net of deferred tax of $1,052	—	—	—	(1,953)	—	(1,953)
Total comprehensive income						31,201
Issuance of common stock, net of offering costs	4,900	49	94,179	—	—	94,228
Exercise of stock options	516	5	1,994	—	—	1,999
Tax benefits of stock option exercises	—	—	1,864	—	—	1,864

Balance, December 31, 2001	25,859	258	141,302	(1,953)	17,729	157,336
Net income	—	—	—	—	40,534	40,534
Change in fair value of interest rate swap agreement, net of deferred tax of $470	—	—	—	(1,007)	—	(1,007)
Total comprehensive income						39,527
Exercise of stock options	386	4	1,819	—	—	1,823
Tax benefits of stock option exercises	—	—	3,510	—	—	3,510

Balance, December 31, 2002	26,245	$262	$146,631	$(2,960)	$58,263	$202,196

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(40,307)	$33,154	$40,534

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,784	40,101	48,711
Amortization of debt issuance costs and debt discounts	734	7,365	4,688
Extraordinary loss on early retirement of debt	10,039	—	—
Change in value of interest rate collar agreement	—	1,900	886
Impairment loss on assets held for sale	57,153	—	5,213
Net loss on disposition of assets	942	777	341
Change in deferred income taxes	(20,682)	14,560	23,074
Decrease (increase) in accounts receivable, net	(1,794)	7,668	(1,299)
Decrease (increase) in income tax refund receivable	1,325	125	(11,614)
Increase in inventories	(1,124)	(771)	(1,379)
Increase in prepaid expenses	(451)	(2,071)	(1,992)
Increase in assets held for sale	—	—	(335)
Increase (decrease) in accounts payable	3,920	(2,793)	6,713
Increase in accrued liabilities	1,297	10,274	11,695
Increase in other long-term liabilities	—	1,053	1,382

Total adjustments	79,143	78,188	86,084

Net cash provided by operating activities	38,836	111,342	126,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,357)	(114,114)	(255,530)
Increase (decrease) in construction contracts payable	(1,848)	11,962	10,055
Acquisition of Missouri properties, net of cash acquired	(486,800)	—	—
Proceeds from sale of The Reserve	—	71,559	—
Proceeds from sale of assets (other than The Reserve)	1,838	28	8,370
Increase in deposits and other non-current assets	(1,039)	(1,405)	(4,349)

Net cash used in investing activities	(521,206)	(31,970)	(241,454)

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(Amounts in Thousands)

	Years ended December 31,
	2000	2001	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and long-term debt	788,227	395,269	246,038
Principal payments of notes payable, long-term debt and capitalized leases	(264,487)	(558,548)	(81,996)
Debt issuance costs and amendment fees	(20,838)	(7,467)	(1,553)
Proceeds from stock offering	—	94,228	—
Proceeds from stock option exercises	182	1,999	1,822

Net cash provided by (used in) financing activities	503,084	(74,519)	164,311

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,714	4,853	49,475
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	15,531	36,245	41,098

CASH AND CASH EQUIVALENTS — END OF YEAR	$36,245	$41,098	$90,573

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized	$30,916	$44,612	$45,407
Cash paid for federal and state income taxes (refunds received)	$(2,162)	$1,065	$1,391
Acquisition of the Missouri properties:
Fair value of assets purchased	$498,885	$—	$—
Less: liabilities assumed	(12,085)	—	—

Net cash paid for the acquisition	$486,800	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets with capital leases	$4,531	$—	$—
Acquisition of assets with notes payable	$3,603	$264	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates six casino properties in five markets. The Company’s properties consist of Ameristar Casino St. Charles, located in St. Charles, Missouri serving the St. Louis metropolitan area; Ameristar Casino Hotel Kansas City, located in Kansas City, Missouri; Ameristar Casino Hotel Council Bluffs, located in Council Bluffs, Iowa serving the Omaha, Nebraska/Council Bluffs, Iowa metropolitan area; Ameristar Casino Hotel Vicksburg, located in Vicksburg, Mississippi; and Cactus Petes Resort Casino and The Horseshu Hotel & Casino, located in Jackpot, Nevada at the Idaho border. The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.

Note 2 — Summary of significant accounting policies

Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to apply significant judgment in defining the appropriate estimates and assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. Actual results could differ from those estimates.

Cash and cash equivalents

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market, due to the short-term maturities of these instruments.

Accounts receivable

     Gaming receivables are included as part of the Company’s accounts receivable balance. At December 31, 2001 and 2002, an allowance of $0.2 and $0.3 million, respectively, have been applied to reduce total accounts receivable to amounts anticipated to be collected.

Inventories

     Inventories primarily consist of food and beverage items, gift shop and general store retail merchandise, engineering and slot supplies, uniforms, linens, china and other general supplies. Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted average basis.

Depreciation and capitalization

     Property and equipment are recorded at cost, including interest charged on funds borrowed to finance construction. Interest of $1.4 million, $17.8 million and $17.9 million was capitalized for the years ended December 31, 2000, 2001 and 2002, respectively. Betterments, renewals and repairs that extend the life of an asset are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. Costs of major renovation projects are capitalized in accordance with existing policies.

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

Impairment of long-lived assets

     The Company reviews long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted on January 1, 2002.

     SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company reviews long-lived assets for such events or changes in circumstances and at each balance sheet date. If a long-lived asset is to be held and used, the Company assesses recoverability based on the future undiscounted cash flows of the related asset over the remaining life compared to the asset’s book value. If an impairment exists, the asset is written down to fair value, based on quoted market prices or another valuation technique, such as discounted cash flow analysis. If a long-lived asset is to be sold, the asset is reported at the lower of carrying amount or fair value less cost to sell, with fair value measured as discussed above. See also “Note 11 — Impairment loss on assets held for sale.”

Debt issuance costs

     Debt issuance costs are capitalized and amortized to interest expense using the effective interest method or a method that approximates the effective interest method over the term of the related debt instrument.

Excess of purchase price over fair market value of net assets acquired

     In connection with the December 2000 acquisition of the Missouri properties, the Company recorded an excess of purchase price over fair market value of net assets acquired (“goodwill”). See also “ Note 10 — Pro forma data.”

     The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted on January 1, 2002. Under SFAS No. 142, goodwill is no longer being amortized beginning January 1, 2002. Instead, goodwill must be reviewed for impairment using a fair value assessment approach upon adoption and then at least annually and more frequently if events or circumstances indicate a possible impairment. The Company completed a review of goodwill as of January 1, 2002 and October 1, 2002 and determined that no impairment existed as of those dates. The Company will review goodwill annually as of October 1 of each year. See also “ Note 13 - Excess of purchase price over fair market value of net assets acquired.”

Derivative instruments and hedging activities

     The Company seeks to manage interest rate risk associated with variable rate borrowings through the use of derivative instruments designated as cash flow hedges. The Company accounts for these derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133,” which the Company adopted on January 1, 2001. SFAS No. 133 requires that derivative financial instruments be recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income. See also “Note 5 — Notes payable and long-term debt.”

Revenue recognition

     In accordance with industry practice, casino revenues consist of the net win from gaming activities. Food and beverage and rooms revenues include the retail value of complimentary goods and services furnished to customers.

     Promotional allowances consist of the retail value of complimentary food and beverage, rooms, progress towards earning points for cash-based loyalty programs and targeted direct mail coin coupons.

     According to the requirements of Emerging Issues Task Force (“EITF”) Issue 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future” (“EITF 00-22”), which became effective in the first quarter of 2000, progress towards earning points for cash-based loyalty programs and coin coupons be recorded as a reduction of revenue, including reclassifying prior period amounts.

     In its consolidated financial statements for the year ended December 31, 2001, the Company reclassified progress towards the point-based complimentary goods and services/cash rebates totaling $7.9 million and $16.6 million for the years ended December 31, 2000 and 2001, respectively, as a reduction of casino revenue. These charges have now been reclassified as an increase to promotional allowances to be consistent with industry practice.

     The Company previously recorded expenses associated with its targeted direct mail coin coupon offerings as a casino department expense. These charges totaling $11.2 million and $24.0 million for the years ended December 31, 2000 and 2001, respectively, have been reclassified as an increase to promotional allowances.

     The estimated departmental costs of providing complimentary food and beverage, rooms and other are included in casino operating expenses and consist of the following:

	Years ended December 31,
	2000	2001	2002

	(Amounts in Thousands)
Food and beverage	$20,552	$22,632	$30,266
Rooms	1,089	1,550	3,416
Other	1,303	3,638	2,972

	$22,944	$27,820	$36,654

Advertising

     The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $11.6 million, $17.6 million and $19.0 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Preopening expenses and business development expenses

     Preopening expenses primarily represent direct personnel and other operating costs incurred prior to the opening of new facilities and are expensed as incurred in accordance with American Institute of Certified Public Accountants’ Statement of Position No. 98-5, “Reporting on the Costs of Start-up Activities,” which became effective January 1, 1999 (“SOP 98-5”). In August 2002, the Company opened its new casino and entertainment facility at Ameristar St. Charles and incurred $6.4 million of related preopening expenses in 2002. These expenses included, without limitation, payroll and related benefits, contract labor, employee recruiting expense and general supplies.

     Business development expenses are general costs incurred in connection with identifying, evaluating and pursuing opportunities to expand into existing or new gaming jurisdictions. Such costs include, among others, legal fees, land option payments and fees for applications filed with regulatory agencies, and are expensed as incurred. During the year ended December 31, 2000, the Company incurred $2.0 million of business development expenses, classified as selling, general and administrative expenses, for its efforts to obtain a gaming license in South St. Louis County, Missouri. The Company recorded $0.1 million and $0.4 million in business development expenses in 2001 and 2002, respectively.

Federal income taxes

     Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Recently issued accounting standards

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The key provision of SFAS No. 145 affecting the Company requires that gains or losses from the extinguishment of debt be reclassified from extraordinary gains or losses to other income (expense). In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS Nos. 145 and 146 effective January 1, 2003. Management does not believe the adoption of these accounting standards will have a material impact on the Company’s financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 outlines additional disclosure requirements for a guarantor and requires the guarantor to recognize a liability for the fair value of the obligation undertaken. The Company adopted FIN No. 45 as of December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results and specifies the form, content and location of those disclosures. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

     The Company does not currently plan to transition to the fair value-based method and will continue to account for stock incentive plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under SFAS No. 123, all employee stock option grants are considered compensatory. SFAS No. 123 provides, among other things, that companies may elect to account for employee stock options using APB No. 25. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts in the following table. The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted average fair value of the options granted. The model assumes no expected future dividend payments on the Company’s common stock for the options granted in 2000, 2001 and 2002.

	Years ended December 31,

	2000	2001	2002

	(Dollars in Thousands, Except Per Share Data)
Net income (loss):
As reported	$(40,307)	$33,154	$40,534
Deduct: compensation expense under fair value-based method (net of tax)	(444)	(978)	(2,084)

Pro forma	$(40,751)	$32,176	$38,450

Basic earnings (loss) per share:
As reported	$(1.98)	$1.59	$1.55
Pro forma (net of tax)	(2.00)	1.54	1.47
Diluted earnings (loss) per share:
As reported	$(1.98)	$1.51	$1.50
Pro forma (net of tax)	(2.00)	1.47	1.42
Weighted average assumptions:
Expected stock price volatility	54%	54%	52%
Risk-free interest rate	5.6%	4.6%	3.4%
Expected option life (years)	5	5	7
Estimated fair value per share of options granted	$2.73	$5.83	$4.76

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses how an enterprise identifies and consolidates variable interest entities in which it has a controlling financial interest. The Company has adopted FIN No. 46 as of January 1, 2003. Management does not believe the adoption of this accounting standard will have a material impact on the Company’s financial position or results of operations.

Reclassifications

     Certain reclassifications, having no effect on net income, have been made to the prior periods’ consolidated financial statements to conform to the current period’s presentation.

Note 3 — Accrued liabilities

     Accrued liabilities consist of the following:

	December 31,
	2001	2002

	(Amounts in Thousands)
Compensation and related benefits	$11,480	$16,918
Interest	15,939	16,899
Taxes other than income taxes	10,427	13,460
Players’ club rewards	3,125	5,112
Progressive slot machine and related accruals	4,141	4,740
Deposits and other accruals	6,536	6,214

	$51,648	$63,343

Note 4 — Federal and state income taxes

     The provision (benefit) for income taxes consists of the following:

	Years ended December 31,
	2000	2001	2002

	(Amounts in Thousands)
Taxes on income from continuing operations:
Federal income taxes	$(17,981)	$15,648	$22,467
State income taxes	—	733	878
Tax benefit from extraordinary item	(3,479)	—	—
Tax benefit from cumulative effect of change in accounting principle	—	(73)	—

	$(21,460)	$16,308	$23,345

     The components of the income tax provision (benefit) are as follows:

	Years ended December 31,
	2000	2001	2002

	(Amounts in Thousands)
Current	$—	$733	$(177)
Deferred	(17,981)	15,648	23,522

	$(17,981)	$16,381	$23,345

     The reconciliation of income tax at the federal statutory rate to income tax expense is as follows:

	Years ended December 31,
	2000	2001	2002

Federal statutory rate	(35.0)%	35.0%	35.0%
State income tax expense	—	1.0	0.9
Nondeductible political and lobbying costs	—	0.3	0.4
Nondeductible meals and entertainment expenses	0.1	0.1	0.0
Other nondeductible expenses	0.2	0.1	0.2
Previously unrecognized credit carryforwards	—	(3.5)	—

	(34.7)%	33.0%	36.5%

     Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability consist of the following:

	December 31,
	2001	2002

	(Amounts in Thousands)
Deferred income tax assets:
Accrued expenses	$2,195	$4,329
Alternative minimum tax credit	2,126	1,004
Net operating loss carryforwards	21,427	27,997
Impairment loss on assets held for sale	—	2,677
Other	5,684	9,836

Total deferred income tax assets	31,432	45,843

Deferred income tax liabilities:
Property and equipment	(40,758)	(69,259)
Other	(5,380)	(9,548)

Total deferred income tax liabilities	(46,138)	(78,807)

Net deferred income tax liability	$(14,706)	$(32,964)

     The excess of the alternative minimum tax over regular federal income tax is a tax credit which can be carried forward indefinitely to reduce future federal income tax liabilities. At December 31, 2002, the Company has available $80.0 million of unused operating loss carryforwards that may be applied against future taxable income. The unused operating loss carryforwards will expire in 2018 through 2021. No valuation allowance has been provided against deferred income tax assets as the Company believes it is more likely than not that deferred income tax assets are realizable based on expected future taxable income.

     Note 5 — Notes payable and long-term debt

     Notes payable and long-term debt consist of the following:

	December 31,
	2001	2002

	(Amounts in Thousands)
Senior credit facilities, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following facilities:
Revolving credit facility, at variable interest (5.2% at December 31, 2001)	$6,000	$—
Revolving term loan facility, at variable interest (5.2% at December 31, 2001 and 4.4% at December 31, 2002), through December 20, 2005	12,000	75,000
Term loan A, at variable interest (5.2% at December 31, 2001 and 4.4% at December 31, 2002), principal due quarterly, through December 31, 2005	33,376	30,027
Term loan B, at variable interest (5.7% at December 31, 2001 and 4.1% at December 31, 2002), principal due quarterly, through December 20, 2006	103,464	290,147
Term loan C, at variable interest (5.9% at December 31, 2001), principal due quarterly, through December 20, 2007 The balance was consolidated into term loan B in May 2002	88,683	—

	2001	2002

	(Amounts in Thousands)
Senior subordinated notes, unsecured, 10.75% fixed interest, payable semi-annually, principal due February 2, 2009 (net of $4,455 and $3,831 discount at December 31, 2001 and 2002, respectively)	375,545	376,169
Equipment financing, secured, variable interest (4.13% at December 31, 2002), payable monthly, principal due October 18, 2006	—	13,180
Other	11,436	11,817

	630,504	796,340
Less: Current maturities	8,433	36,628

	$622,071	$759,712

     Maturities of the Company’s borrowings for the next five years as of December 31, 2002 are as follows (amounts in thousands):

2003	$36,628
2004	44,644
2005	49,321
2006	284,244
2007	275
Thereafter	381,228

$796,340

Senior credit facilities

     In December 2000, the Company refinanced substantially all of its long-term debt with $575 million of senior credit facilities provided by a group of lenders led by affiliates of Deutsche Bank AG and a $300 million senior subordinated credit facility provided by a group of lenders also led by affiliates of Deutsche Bank AG. In connection with the refinancing, the Company repurchased through a tender offer $100 million in aggregate principal amount of its 10.5% senior subordinated notes due 2004 and repaid and terminated its previous $115 million revolving credit facility and approximately $30.2 million of other indebtedness. As a result of the early repurchase of the 10.5% senior subordinated notes issued in 1997 and the early termination of the previous credit facility, during 2000, the Company incurred an extraordinary charge of $6.6 million (net of associated tax benefit of $3.5 million). This extraordinary charge was comprised of the premium paid to the noteholders, unamortized discount on the notes and the write-off of related loan costs and fees.

     In May 2002, the Company amended the senior credit facilities. The primary elements of the amendment include: (1) a reduction in the applicable interest rate margin on all loans; (2) the consolidation of the term loan C into the term loan B; (3) a further reduction in the applicable interest rate margin for the term loan B upon an improvement in the Company’s credit rating or if the Company’s leverage ratio falls below 3.50:1; (4) increased flexibility for capital expenditures generally, including an increase in the basket applicable to the Company’s new St. Charles facility to accommodate the expanded scope of that project; (5) significant increases in various covenant allowances; and (6) the extension of the approval to add up to $200 million of debt capacity if the Company obtains additional financing commitments. The Company paid a fee to its lenders of approximately $0.9 million in connection with the amendment, which is being amortized over the remaining lives of the senior credit facilities.

     In November 2002, the Company further amended the senior credit facilities to increase the capital expenditure basket applicable to the new facility at Ameristar St. Charles from $180 million to $210 million and paid a $0.2 million amendment fee to the lenders.

     On December 2, 2002, the Company borrowed an additional $100 million under term loan B of the incremental term loan commitment provisions of the senior credit facilities. The Company used the loan proceeds to repay all $67.7 million of the outstanding balance under the revolving credit facility and to finance various capital improvements at its properties. The Company incurred $0.3 million in loan fees associated with the borrowing.

     At December 31, 2002, the senior credit facilities consisted of a $75 million revolving credit facility, $75 million revolving term loan facility, term loan A and term loan B (which had $0, $75.0 million, $30.0 million and $290.2 million outstanding, respectively, for a total of $395.2 million). At December 31, 2002, the amount of the revolving credit facility available for borrowing is $67.7 million, after giving effect to $7.3 million of outstanding letters of credit. Each of the facilities bears interest at a variable rate based, at the Company’s option, on LIBOR (Eurodollar loans) or the prime rate (base rate loans) plus an applicable margin. For the revolving credit facility, the revolving term loan facility and the term loan A, the interest rate margin fluctuates based on the Company’s leverage ratio, which is the ratio of consolidated debt to EBITDA (as defined) for the most recent four full fiscal quarters, and ranges from 1.25% to 3.00% in the case of Eurodollar loans and from 0.25% to 2.00% in the case of base rate loans. For term loan B, the interest rate margin fluctuates based on the Company’s leverage ratio and ranges from 2.50% to 3.00% in the case of Eurodollar loans and 1.50% to 2.00% in the case of base rate loans. In the case of Eurodollar loans, the Company has the option of selecting a one, two, three or six-month interest period, with interest payable at the earlier of three months from the borrowing date or upon expiration of the interest period selected.

     The revolving term loan facility converted to a term loan on December 31, 2002. The revolving term loan facility, the revolving credit facility and the term loan A mature on December 20, 2005. The term loan B matures on December 20, 2006. The revolving term loan facility is subject to mandatory quarterly principal repayments of $4.7 million in 2003, $6.6 million in 2004 and $7.5 million in 2005. Term loan A is subject to mandatory quarterly principal repayments of $1.8 million in 2003, $2.6 million in 2004 and $3.1 million in 2005. Term loan B is subject to mandatory quarterly principal repayments of $0.7 million in 2003,

2004 and 2005 and from $69.6 million to $70.5 million in 2006. All mandatory principal repayments have been made through December 31, 2002.

     In addition to making all required quarterly principal repayments under the senior credit facilities, in 2001 and 2002 the Company prepaid and reduced the senior credit facilities as follows:

•	In January 2001, upon the closing of the sale of The Reserve, the Company partially repaid the revolving credit facility and permanently reduced the term loan A by a total of $50 million;

•	In February 2001, upon the issuance of the Company’s 10.75% senior subordinated notes (described below), the Company prepaid and permanently reduced the term loan B and term loan C by a total of $50 million;

•	In December 2001, upon the Company’s sale of 4.9 million shares of common stock in a secondary public offering, the Company prepaid and permanently reduced the term loans on a pro rata basis by a total of $94.2 million; and

•	In December 2002, the Company repaid the outstanding balance of the revolving credit facility of $67.7 million, utilizing proceeds from the additional $100 million borrowing under the term loan B.

     The senior credit facilities and the indenture governing the senior subordinated notes require the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and promises to maintain certain financial ratios and tests within defined parameters. As of December 31, 2002, the Company was required to maintain a maximum senior debt ratio, defined as senior debt divided by EBITDA, of 3:1, and a maximum total debt ratio, defined as consolidated debt divided by EBITDA, of 5:1. As of December 31, 2002, the Company’s senior debt and total debt ratios were 2.25:1 and 4.55:1, respectively.

     As of December 31, 2002, the Company was required to maintain a minimum fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of 1.50:1. As of December 31, 2002, the Company’s fixed charge coverage ratio was 2.26:1. In addition, the senior credit facilities require the Company to maintain a minimum of 1.5:1 adjusted fixed charge coverage ratio (EBITDA divided by adjusted fixed charges, as defined). As of December 31, 2002, the Company’s adjusted fixed charge coverage ratio was 2.11:1.

     The senior credit facilities also limit the Company’s aggregate capital expenditures in each year. For the year ended December 31, 2002, the Company’s maximum permitted capital expenditures were 7.0% of its consolidated gross revenues, or $56.4 million. In addition, the senior credit facilities permit the Company to incur up to certain amounts of capital expenditures on specified projects. As of December 31, 2002, the Company was in compliance with the capital expenditure covenant requirements.

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

Senior subordinated notes

     On February 2, 2001, the Company issued $380 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. The notes were issued at a discount, resulting in an effective yield of 11.0%. The proceeds of the offering were used (1) to repay the $300 million in principal amount outstanding under the senior subordinated credit facility and accrued interest thereon; (2) to partially repay and permanently reduce term loan B and term loan C under the senior credit facilities by a total of $50 million; (3) to partially repay the revolving credit facility under the senior credit facilities by $13.7 million and (4) for working capital purposes. The notes are unsecured and rank junior to all of the Company’s existing and future senior debt, including borrowings under the senior credit facilities.

     All of ACI’s current subsidiaries (the “Guarantors”) have jointly and severally, and fully and unconditionally, guaranteed the senior subordinated notes. Each of the Guarantors is a wholly owned subsidiary of ACI and the Guarantors constitute all of ACI’s direct and indirect subsidiaries. ACI is a holding company with no operations or material assets independent of those of the Guarantors, other than its investment in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity on a consolidated basis of the Company. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to ACI in the form of cash dividends, loans or advances.

Other debt

     In October 2002, the Company borrowed $14 million on a secured basis from a commercial bank to finance equipment purchases for the new St. Charles facility.

Interest rate collar and swap agreements

     The Company seeks to manage interest rate risk associated with variable rate borrowings through balancing fixed-rate and variable-rate borrowings and the use of derivative instruments designated as cash flow hedges. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income.

     In 1998, the Company entered into an interest rate collar agreement with Wells Fargo Bank to manage interest expense. The agreement, which covered $50.0 million of LIBOR-based borrowings under the Company’s previous revolving credit/term loan facility and covers $50.0 million of LIBOR-based borrowings under the revolving term loan facility and term loan A, terminates on June 30, 2003. The Company has a LIBOR floor rate of 5.39% and a LIBOR ceiling rate of 6.75%, plus the applicable margin. In 2001 and 2002, the Company paid approximately $0.6 million and $1.8 million, respectively, in interest as a result of this agreement. In addition, the Company recorded the value of the collar agreement ($1.9 million and $1.0 million at December 31, 2001 and 2002, respectively) in other long-term liabilities in the accompanying consolidated balance sheets. Because the collar agreement is not a highly effective hedge, any change in fair value is recorded as interest expense. As a result, the Company recorded additional interest expense of $1.9 million during the year ended December 31, 2001 and reduced interest expense by $0.9 million during 2002. In 2001, the Company recognized $0.1 million, net of tax, as a cumulative effect of change in accounting principle upon adoption of SFAS No. 133.

     In April 2001, the Company entered into an interest rate swap agreement with Deutsche Bank to fix the interest rate on $100 million of LIBOR-based borrowings under the senior credit facilities at 5.07% plus the applicable margin. The interest rate swap agreement has been highly effective as a cash flow hedging instrument and, therefore, the value of the swap agreement (net of tax) has been recorded as accumulated other comprehensive loss as part of stockholders’ equity. At December 31, 2002, the value of the swap agreement was $4.5 million, which was recorded as other long-term liabilities. The Company believes the interest rate swap agreement will continue to be an effective cash flow hedge as it will have sufficient LIBOR-based borrowings outstanding under the senior credit facilities. As a result, the Company does not expect any reclassification from accumulated other comprehensive loss to interest expense through March 2004, when the agreement expires. The Company paid $1.0 million and $3.2 million of additional interest expense in 2001 and 2002, respectively, as a result of the interest rate swap agreement.

Fair value of long-term debt

     The estimated fair value of the Company’s long-term debt at December 31, 2002 was approximately $832.4 million, compared to its book value of $796.3 million, based on the quoted market price of the senior subordinated notes. Primarily all other long-term debt carries variable interest rates. At December 31, 2001, the estimated fair value of the Company’s long-term debt was approximately $664.7 million, compared to its book value of $630.5 million.

Note 6 — Leases

Capital leases

     The Company has various capital leases for slot machines, restaurant equipment and computer and other equipment. These leases have interest rates ranging from 9.2% to 10.6% and require aggregate monthly payments of $116,000 as of December 31, 2002.

     Future minimum lease payments required under capitalized leases for the five years subsequent to December 31, 2002 are as follows (amounts in thousands):

2003	$1,396
2004	786
2005	25
2006	25
2007	25
Thereafter	404

2,661
Less: Amount representing interest	477

Present value of minimum lease payments	$2,184

Operating leases

     ACI leases office space in Las Vegas, Nevada to serve as its corporate offices. Monthly payments are approximately $118,000 plus the Company’s share of certain common area maintenance expenses. Payments under the leases are subject to annual escalation clauses corresponding to increases in the cost of living. The Company recorded rental expense of approximately $0.6 million, $0.8 million and $1.3 million under these leases in the years ended December 31, 2000, 2001 and 2002, respectively.

     In November 1999, the Company entered into a three-year lease (with renewal options for an additional 18 years) for a portion of the land on which Ameristar Vicksburg is situated. Effective January 2003, the lease was renewed for two years and the quarterly lease payment during this two-year period is approximately $21,000. The lease contains a purchase option exercisable at various times during the term of the lease.

     Future minimum lease payments required under operating leases for the five years subsequent to December 31, 2002 are as follows (amounts in thousands):

2003	$1,993
2004	1,842
2005	1,853
2006	1,810
2007	1,741
Thereafter	3,296

$12,535

Note 7 — Benefit plans

401(k) plan

     The Company maintains a defined contribution 401(k) plan which covers all employees who meet certain age and length of service requirements. Plan participants can elect to defer before-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 50% of eligible participants’ deferrals which do not exceed 4% of their salaries (subject to limitations imposed by the Internal Revenue Code). The Company’s matching contributions were $0.6 million, $1.1 million and $1.4 million for the years ended December 31, 2000, 2001 and 2002, respectively. Neither the Company’s 401(k) plan nor any other Company benefit plan holds or invests in shares of the Company’s common stock or derivative securities based on the Company’s common stock.

Health insurance plan

     The Company maintains a qualified employee health insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $10.0 million, $15.1 million and $18.8 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Deferred compensation plan

     On April 1, 2001, the Company adopted a deferred compensation plan for certain highly-compensated employees. The Company matches up to 5% of participants’ annual salary and bonus in each participant’s account. The Company’s obligation under the plan represents an unsecured promise to pay benefits in the future and in the event of bankruptcy of the Company, assets of the plan would be available to satisfy the claims of general creditors. To increase the security of the participants’ deferred compensation plan benefits, the Company has established and funded a grantor trust (known as a “rabbi trust”). The rabbi trust is specifically designed so that assets are available to pay plan benefits to participants in the event that the Company is unwilling or unable to pay the plan benefits for any reason other than insolvency. As a result, the Company is prevented from withdrawing or accessing assets for corporate needs. Plan participants can choose to receive a return on their account balances equal to the return on various investment fund options. The Company currently invests plan assets in an equity-based life insurance product of which the rabbi trust is the owner and beneficiary.

Stock incentive plans

     The Company has various stock incentive plans for directors, officers, employees, consultants and advisers of the Company. The plans permit the grant of options to purchase common stock intended to qualify as incentive stock options or non-qualified stock options and also provide for the award of restricted stock. The maximum number of shares available for issuance under the plans is approximately 4.6 million, subject to certain limitations. To date, the Company has not granted any awards of restricted stock. The Compensation Committee of the Board of Directors administers the plans and has broad discretion to establish the terms of stock option awards, including without limitation the power to set the term (up to 10 years), vesting schedule and exercise price of stock option awards.

     In December 2000, in connection with the Company’s acquisition of two properties in Missouri (see “Note 10 — Pro forma data”), the Company granted 675,000 options to four members of the Missouri properties’ senior management team. These options have an exercise price of $4.64 per share and the market price on the date of grant was $5.56 per share, resulting in compensation expense to be recognized over the vesting period of the options. Options to purchase 270,000 shares vest equally over a four-year period from January 1, 2002 through December 31, 2005. The remaining options were to vest on December 31, 2007, with a portion of the options subject to accelerated vesting each year from December 2001 through December 2005 based on the Missouri properties’ meeting certain annual performance targets. The performance targets were to be established annually by the Board of Directors or a committee thereof, resulting in a new measurement date for the options subject to acceleration. On July 23, 2002, the Company amended and restated the terms of the stock options held by the management team. If the members of the management team were to leave the employment of the Company prior to December 31, 2007, the Company would recognize compensation expense of $1.6 million based on the spread between the market price and exercise price of the stock options on the July 23, 2002 modification date. Compensation expense related to the options issued to the management team totaled $0.3 million and $0.1 million in 2002 and 2001, respectively.

     Summary information for stock option grants under the Company’s plans is as follows:

	Years ended December 31,

	2000		2001		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,441,510	$2.99	3,223,979	$4.05	2,615,597	$5.36
Granted	1,969,542	4.67	448,450	11.13	1,264,220	19.38
Exercised	(67,699)	2.69	(515,908)	3.26	(385,389)	3.80
Canceled	(119,374)	2.25	(540,924)	4.11	(686,548)	6.02

Outstanding at end of year	3,223,979	$4.05	2,615,597	$5.36	2,807,880	$11.72

Options exercisable at end of year	608,632	$3.06	502,001	$3.54	540,721	$5.12
Options available for grant at end of year	1,293,058		1,393,532		815,860

     Following is a summary of the status of stock options outstanding at December 31, 2002:

	Outstanding Options			Exercisable Options

Exercise		Weighted Average	Weighted Average		Weighted Average
Price Range	Number	Remaining Life	Exercise Price	Number	Exercise Price

$2.64	220,707	5.5	$2.64	158,088	$2.64
$2.75 - $4.59	332,618	6.9	3.74	104,625	3.63
$4.64	187,047	8.0	4.64	41,654	4.64
$4.72 - $6.75	540,738	7.8	5.09	157,064	4.93
$7.54 - $10.55	108,650	8.3	8.19	34,850	8.85
$12.12 - $13.84	194,700	9.4	13.08	20,300	12.83
$13.94	459,035	10.0	13.94	—	—
$14.10 - $18.56	222,435	9.4	16.53	15,920	16.24
$19.00 - $23.61	97,450	9.3	21.28	8,220	21.76
$24.23 - $29.80	444,500	9.3	26.77	—	—

	2,807,880	8.3	$11.72	540,721	$5.13

Note 8 — Earnings per share

     The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution from all potentially dilutive securities such as stock options. All outstanding stock options were excluded from the calculation of diluted earnings per share for the year ended December 31, 2000 as the effect would have been anti-dilutive. For 2001 and 2002, all outstanding options with an exercise price lower than the market price have been included in the calculation of earnings per share.

     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consists of the following:

	Years ended December 31,
	2000	2001	2002

	(Amounts in Thousands)
Weighted average number of shares outstanding — basic earnings per share	20,401	20,906	26,107
Dilutive effect of stock options	—	1,002	885

Weighted average number of shares outstanding — diluted earnings per share	20,401	21,908	26,992

Note 9 — Sale of The Reserve

     On October 17, 2000, the Company, through its wholly owned subsidiary, agreed to sell substantially all of the assets of The Reserve to a third party. On January 29, 2001, the Company completed the sale of The Reserve for a total consideration of approximately $71.6 million. The proceeds from the sale of The Reserve were used (1) to partially repay the revolving loan commitment (which remains available for future borrowing) and permanently reduce term loan A under the Company’s senior credit facilities by a total of $50 million and (2) to repay certain indebtedness associated with the assets sold in the transaction.

     The Company recorded a $57.2 million impairment loss in 2000 from the sale of The Reserve. The following table shows certain financial information of The Reserve for the periods indicated:

	Years ended December 31,
	2000	2001

	(Amounts in Thousands)
Net revenues (1)	$59,359	$4,710
Income (loss) from operations (2)	(57,321)	67

(1)	Net revenues for 2000 and 2001 have been adjusted to account for progress toward earning points for cash-based loyalty programs and direct mail coin coupon reclassifications in compliance with EITF 00-22.

(2)	Includes an impairment loss of $57.2 million for the year ended December 31, 2000.

Note 10 — Pro forma data

     On December 20, 2000, the Company, through two newly-formed wholly owned subsidiaries, completed its acquisitions of substantially all of the assets of two gaming properties in St. Charles and Kansas City, Missouri from a third party (the “Acquisitions”). The total purchase price for the Acquisitions, net of cash acquired, was $486.8 million. As a result of the Acquisitions, the Company recorded $86.4 million of goodwill on its balance sheets, which was assigned a useful life of 40 years. See also “Note 2 — Summary of significant accounting policies.” The Acquisitions were financed with a portion of the proceeds from the senior credit facilities and the Company’s senior subordinated credit facility (which was subsequently refinanced with a portion of the proceeds of the senior subordinated notes).

     In January 2001, the Company sold The Reserve for approximately $71.6 million in a separate transaction. See also “Note 9 — Sale of The Reserve.”

     The following unaudited pro forma data summarizes the Company’s results of operations for 2000 and 2001 as if the Acquisitions and the sale of The Reserve had occurred as of January 1, 2000. This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company’s actual results would have been had the Acquisitions and the sale of The Reserve been completed on January 1, 2000, or of future financial results.

	Years ended December 31,
	2000	2001

	(Amounts in Thousands)
Net revenues (1)	$566,606	$598,115
Income before extraordinary loss and cumulative effect of change in accounting principle	16,725	33,703
Basic earnings per share	0.82	1.61
Diluted earnings per share	0.82	1.54

(1)	Net revenues for 2000 and 2001 have been adjusted to account for progress toward earning points for cash-based loyalty programs and direct mail coin coupon reclassifications in compliance with EITF 00-22.

Note 11 — Impairment loss on assets held for sale

     In 2000, the Company recognized a $57.2 million impairment loss related to the sale of The Reserve in 2001, as discussed more fully in “Note 9 — Sale of The Reserve.”

     In August 2002, the Company entered into an agreement to sell various assets that were not utilized after the new Ameristar St. Charles facility opened, including the existing casino barge, for $6.6 million (net of expenses), in a transaction that closed in September 2002. The Company also decided to sell 3,207 slot machines that were not being used at its various properties as part of the Company’s ongoing strategy to provide patrons with the latest-technology gaming equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in 2002, the Company recorded a $5.2 million impairment loss on the former casino barge at Ameristar St. Charles and various slot machines based on their estimated realizable values, third-party offer prices or actual sales proceeds. At December 31, 2002, 2,269 out of 3,207 slot machines had been disposed of and the estimated realized value of the remaining machines in the amount of $0.3 million was recorded as assets available for sale on the Company’s consolidated balance sheets.

     Note 12 — Opening of the new St. Charles facility and associated preopening expenses

     The Company opened its new casino and entertainment facility at Ameristar St. Charles on August 6, 2002. The Company acquired $140 million of construction-in-progress in December 2000 and invested approximately $210 million in connection with the development of the new facility. In addition, the Company capitalized $32.1 million in interest associated with this project during the same period, which reduced interest expense accordingly.

     In accordance with SOP No. 98-5, “Reporting on the Costs of Start-up Activities,” preopening expenses incurred prior to the opening of a new facility must be expensed as incurred. During the year ended December 31, 2002, the Company incurred $6.4 million of preopening expenses associated with the opening of the new facility. These expenses included, without limitation, payroll and related benefits, contract labor, employee recruiting expense and general supplies.

Note 13 — Excess of purchase price over fair market value of net assets acquired

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The primary impact on the Company is that the excess of purchase price over fair market value of the net assets acquired in connection with the acquisition of the Missouri properties in December 2000 is no longer being amortized as of January 1, 2002. Instead, goodwill must be reviewed for impairment at least annually and more frequently if events or circumstances indicate a possible impairment. The Company completed a review of goodwill as of January 1, 2002 and October 1, 2002 and determined that no impairment existed as of those dates. The Company will perform an annual review of goodwill impairment as of October 1 of each year and will review goodwill sooner if events or circumstances indicate a possible impairment.

     Goodwill amortization expense was $0.3 million, $2.2 million and $0 for the years ended December 31, 2000, 2001 and 2002, respectively. As of December 31, 2002, the balance of goodwill was $82.0 million, which will continue to be reduced through 2016 by annual tax benefits of $1.2 million resulting from differences in the values assigned to certain purchased assets for financial reporting and tax purposes.

     The unaudited pro forma data set forth below summarizes the Company’s net income (loss) and earnings (loss) per share as if SFAS No. 142 had been effective on January 1, 2000. Actual results for the year ended December 31, 2002 are shown for comparative purposes:

	Years ended December 31,
	2000	2001	2002

	(Amounts in Thousands)
Income (loss) before extraordinary loss and cumulative change in accounting principle:
Reported income (loss) before extraordinary loss and cumulative change in accounting principle	$(33,747)	$33,289	$40,534
Add back: goodwill amortization expense (net of tax)	226	1,435	—

Income (loss) before extraordinary loss and cumulative change in accounting principle	$(33,521)	$34,724	$40,534

Net income (loss):
Reported net income (loss)	$(40,307)	$33,154	$40,534
Add back: goodwill amortization expense (net of tax)	226	1,435	—

Net income (loss)	$(40,081)	$34,589	$40,534

Basic earnings (loss) per share:
Reported basic earnings (loss) per share	$(1.98)	$1.59	$1.55
Add back: goodwill amortization expense	0.01	0.07	—

Basic earnings (loss) per share	$(1.97)	$1.66	$1.55

Diluted earnings (loss) per share:
Reported diluted earnings (loss) per share	$(1.98)	$1.51	$1.50
Add back: goodwill amortization expense	0.01	0.07	—

Diluted earnings (loss) per share	$(1.97)	$1.58	$1.50

     In December 2000, the Company acquired proprietary marketing information valued at $6.0 million as part of the purchase of the Missouri properties. This asset was amortized over two years between December 2000 and December 2002. During 2000, 2001 and 2002, the Company recognized $0.1 million, $2.9 million and $3.0 million, respectively, in amortization expense relating to this asset.

Note 14 — Commitments and contingencies

     Litigation. From time to time, the Company is a party to litigation which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the Company.

     Self-Funded Employee Health Care Insurance Program. The Company’s employee health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum amount are fully insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported. At December 31, 2001 and 2002, the Company’s liabilities for unpaid and incurred but not reported claims totaled $2.3 million and $3.6 million, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover the payments of future claims.

Note 15 — Related party transactions

     The Company engages Neilsen & Company, L.L.C., a company owned and controlled by Craig H. Neilsen, the Company’s Chairman of the Board, President and Chief Executive Officer, to provide certain professional services, office space and other equipment and facilities. The Company also leases from Neilsen & Company two condominium units in Sun Valley, Idaho, which it makes available for use by management personnel and certain business associates with the objective of strengthening management morale and maintaining goodwill with important business contacts. In addition, Intermountain Express, Inc. (“Intermountain”), a transportation concern owned and controlled by Mr. Neilsen, provided CPI with package delivery services between Jackpot, Nevada and Twin Falls, Idaho until July 2000. CPI provided contracted driver services and miscellaneous other supplies to Intermountain until 2000. In 2002, the Company reimbursed Neilsen & Company for administrative and clerical support expenses reasonably incurred by Mr. Neilsen on Company business matters during 2001 and 2002, including nursing care expense and additional costs incurred as a result of the use of his home for business purposes.

     Total payments to these related parties were $100,000, $69,000 and $562,000 for the years ended December 31, 2000, 2001 and 2002, respectively. CPI was paid $23,000, $0 and $0 during 2000, 2001 and 2002, respectively, by Intermountain for services and supplies.

     In December 2001, the Company completed a public offering of 6.9 million shares of its common stock at $20.50 per share. Of the shares sold, 4.9 million were sold by the Company and 2 million were sold by Mr. Neilsen. The Company incurred approximately $950,000 of expenses related to the stock offering, including expenses (other than underwriting discounts and commissions) paid on behalf of Mr. Neilsen as required pursuant to registration rights held by Mr. Neilsen.