Form 10-Q
period 2003-03-31
AMERISTAR CASINOS INC
filed 2003-05-15
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  [X]  No [  ]

As of May 9, 2003, 26,310,233 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

INDEX

Page No(s).

Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	A.	Condensed Consolidated Balance Sheets (unaudited) at December 31, 2002 and March 31, 2003	2 - 3
	B.	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2002 and March 31, 2003	4 - 5
	C.	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2002 and March 31, 2003	6 - 7
	D.	Notes to Condensed Consolidated Financial Statements	8 - 13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		13 - 20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk		21
Item 4.	Controls and Procedures		21
Part II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K		22
SIGNATURE AND CERTIFICATIONS			23 - 27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(Amounts in Thousands)
(Unaudited)

	December 31,	March 31,
	2002	2003

CURRENT ASSETS:
Cash and cash equivalents	$90,573	$86,926
Accounts receivable, net	4,952	4,315
Income tax refund receivable	11,614	1,953
Inventories	6,585	6,273
Prepaid expenses	9,413	7,675
Deferred income taxes	8,545	10,315
Assets held for sale	335	305

Total current assets	132,017	117,762

PROPERTY AND EQUIPMENT
Net of accumulated depreciation and amortization of $186,986 and $200,580, respectively	916,377	913,229
EXCESS OF PURCHASE PRICE OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED	82,020	81,719
DEPOSITS AND OTHER ASSETS	26,893	26,923

TOTAL ASSETS	$1,157,307	$1,139,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS-CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(Unaudited)

	December 31,	March 31,
	2002	2003

CURRENT LIABILITIES:
Accounts payable	$17,044	$13,607
Construction contracts payable	26,510	11,150
Accrued liabilities	63,343	53,531
Current obligations under capitalized leases	1,231	1,262
Current maturities of long-term debt	36,628	37,880

Total current liabilities	144,756	117,430

OBLIGATIONS UNDER CAPITALIZED LEASES, net of current maturities	953	626

LONG-TERM DEBT, net of current maturities	759,712	748,664

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	49,690	58,229

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized – 30,000,000 shares; Issued – None	—	—
Common stock, $.01 par value: Authorized – 60,000,000 shares; Issued and outstanding – 26,244,985 shares at December 31, 2002 and 26,279,619 shares at March 31, 2003	262	263
Additional paid-in capital	146,631	146,981
Accumulated other comprehensive loss	(2,960)	(2,543)
Retained earnings	58,263	69,983

Total stockholders’ equity	202,196	214,684

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,157,307	$1,139,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months
	Ended March 31,
	2002	2003

REVENUES:
Casino	$156,325	$183,760
Food and beverage	18,516	24,765
Rooms	5,619	5,506
Other	4,145	4,650

	184,605	218,681
Less: Promotional allowances	21,810	30,161

Net revenues	162,795	188,520

OPERATING EXPENSES:
Casino	70,073	84,519
Food and beverage	11,202	14,113
Rooms	1,800	1,601
Other	2,746	3,408
Selling, general and administrative	31,463	34,385
Depreciation and amortization	10,095	15,011
Impairment loss on assets held for sale	—	452

Total operating expenses	127,379	153,489
Income from operations	35,416	35,031
OTHER INCOME (EXPENSE):
Interest income	48	107
Interest expense, net	(10,640)	(16,594)
Other	(49)	(113)

INCOME BEFORE INCOME TAX PROVISION	24,775	18,431
Income tax provision	9,326	6,711

NET INCOME	$15,449	$11,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(continued)
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months
	Ended March 31,
	2002	2003

EARNINGS PER SHARE:
Net Income:
Basic	$0.60	$0.45

Diluted	$0.57	$0.44

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	25,964	26,259

Diluted	27,032	26,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,449	$11,720

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,095	15,011
Amortization of debt issuance costs and debt discounts	1,107	1,237
Change in value of interest rate collar agreement	135	(497)
Impairment loss on assets held for sale	—	452
Net loss on disposition of assets	43	111
Change in deferred income taxes	5,864	6,762
Decrease in accounts receivable, net	1,496	637
Decrease in income tax refund receivable	—	9,661
Decrease (increase) in inventories	(85)	312
Decrease in prepaid expenses	487	1,738
Decrease in assets held for sale	—	30
Decrease in accounts payable	(3,772)	(3,437)
Decrease in accrued liabilities	(6,985)	(9,812)
Increase in other current liabilities	1,890	338

Total adjustments	10,275	22,543

Net cash provided by operating activities	25,724	34,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(72,133)	(12,513)
Increase (decrease) in construction contracts payable	10,941	(15,360)
Proceeds from sale of assets	44	87
Decrease (increase) in deposits and other non-current assets	17	(21)

Net cash used in investing activities	(61,131)	(27,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	42,000	—
Principal payments of long-term debt and capitalized leases	(2,918)	(10,246)
Debt issuance costs and amendment fees	—	(160)
Proceeds from stock option exercises	1,027	303

Net cash (used in) provided by financing activities	40,109	(10,103)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(Amounts in Thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2002	2003

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,702	(3,647)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	41,098	90,573

CASH AND CASH EQUIVALENTS – END OF PERIOD	$45,800	$86,926

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized	$19,487	$25,900
Cash paid for federal and state income taxes (net of refunds received)	$214	$(10,692)

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

     Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies, significant accounting policies and basis of presentation are discussed where appropriate in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. In addition, critical accounting policies and estimates are also discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2002.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain reclassifications, having no effect on net income, have been made to the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation. The Company previously recorded expenses associated with its targeted direct mail coin coupon offerings as casino, rooms and selling, general and administrative expenses. These charges of $7.3 million for the quarter ended March 31, 2002 have been reclassified as an increase to promotional allowances to be consistent with industry practice. In addition, the Company previously recorded progress towards the point-based complimentary goods and services/cash rebates of $4.4 million for the quarter ended March 31, 2002 as a reduction of casino revenue. The Company has reclassified these charges as an increase to promotional allowances to be consistent with industry practice.

Note 2 – Long-term debt

     At March 31, 2003, the Company’s principal long-term debt was composed of $388.0 million of senior credit facilities and $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. At March 31, 2003, the senior credit facilities consisted of a $75 million revolving credit facility, $75 million term loan facility, term loan A and term loan B (which had $0, $70.3 million, $28.3 million and $289.4 million outstanding, respectively). At March 31, 2003, the amount of the revolving credit facility available for borrowing was $67.6 million, after giving effect to $7.4 million of outstanding letters of credit. Each of the facilities bears interest at a variable rate equal, at the Company’s option, to LIBOR (in the case of Eurodollar loans) or the prime rate (in the case of base rate loans), plus an applicable margin. The senior credit facilities and the indenture governing the senior subordinated notes require the Company to comply with various financial and other covenants. At March 31, 2003, the Company was in compliance with all covenants.

     The Company seeks to manage interest rate risk associated with variable rate borrowings through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments designated as cash flow hedges. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income (loss). Under an interest rate swap agreement entered into in April 2001, the interest rate on $100 million of LIBOR-based borrowings under the senior credit facilities is fixed at 5.07% plus the applicable margin. As of March 31, 2003, the liability associated with the swap agreement was $3.8 million. The Company paid $0.9 million and $0.8 million of additional interest expense for the quarters ended March 31, 2003 and 2002, respectively, as a result of this interest rate swap agreement.

     Under an interest rate collar agreement entered into in 1998, $50.0 million of LIBOR-based borrowings under the revolving credit/term loan facility and term loan A of the senior credit facilities have a LIBOR floor rate of 5.39% and a LIBOR ceiling rate of 6.75%, plus the applicable margin. The collar agreement terminates on June 30, 2003. At March 31, 2003, the value of the collar agreement ($0.5 million) was recorded as a liability in other long-term liabilities in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2003 and 2002, the Company reduced interest expense by $0.5 million and $0.1 million, respectively, as a result of a decrease in the liability associated with the collar agreement.

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

	Three Months
	Ended March 31,
	2002	2003

	(Amounts in Thousands)
Weighted average number of shares outstanding - basic earnings per share	25,964	26,259
Dilutive effect of stock options	1,068	484

Weighted average number of shares outstanding - diluted earnings per share	27,032	26,743

Note 4 - Commitments and contingencies

     The Company’s employee health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum amount are fully insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported. At December 31, 2002 and March 31, 2003, the Company’s liabilities for unpaid and incurred but not reported claims totaled $3.6 million and $4.0 million, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover the payment of future claims.

Note 5 - Comprehensive income

     Comprehensive income represents all changes in stockholders’ equity from non-owner sources during each period presented. Comprehensive income includes changes in the fair value of the interest rate swap agreement described in Note 2 above.

	Three Months
	Ended March 31,
	2002	2003

	(Amounts in Thousands)
Net income	$15,449	$11,720
Adjustment to fair value of the interest rate swap agreement (net of tax effect)	631	417

Comprehensive income	$16,080	$12,137

Note 6 - Accounting for Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results and specifies the form, content and location of those disclosures. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

     The Company does not currently plan to transition to the fair value-based method and will continue to account for stock incentive plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under SFAS No. 123, all employee stock option grants are considered compensatory. SFAS No. 123 provides, among other things, that companies may elect to account for employee stock options using APB No. 25. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts in the following table. The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted average fair value of the options granted. The model assumes no expected future dividend payments on the Company’s common stock for the options granted in 2002 and 2003.

	Three Months
	Ended March 31,
	2002	2003

	(Dollars in thousands, except per share data)
Net income:
As reported	$15,449	$11,720
Deduct: compensation expense under fair value-based method (net of tax)	(293)	(641)

Pro forma	$15,156	$11,079

Basic earnings per share:
As reported	$0.60	$0.45
Pro forma (net of tax)	$0.58	$0.42
Diluted earnings per share:
As reported	$0.57	$0.44
Pro forma (net of tax)	$0.56	$0.41
Weighted average assumptions:
Expected stock price volatility	52%	52%
Risk-free interest rate	4.8%	3.4%
Expected option life (years)	5	6
Estimated fair value per share of options granted	$3.13	$4.68

Note 7- Recently issued accounting standards

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses how an enterprise identifies and consolidates variable interest entities in which it has a controlling financial interest. The Company has adopted FIN No. 46 as of January 1, 2003. The adoption of this accounting standard did not have a material impact on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company has adopted the provisions of this statement that relate to SFAS 133 Implementation Issues on April 1, 2003. The Company will adopt the provisions related to contracts entered into or modified after June 30, 2003 on July 1, 2003. Management does not believe the adoption of this accounting standard will have a material impact on the Company’s financial position or results of operations.

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

     We recently completed, or are currently undertaking, several capital expenditure projects at our properties. These projects include the following:

•	New Casino and Entertainment Facility at Ameristar St. Charles. We opened the new casino and entertainment facility at Ameristar St. Charles on August 6, 2002. The new facility features 130,000 square feet of casino and entertainment space consisting of approximately 3,330 slot machines, 95 table games (including a 12-table poker room) and a wide variety of dining and entertainment amenities. The prior facility had approximately 78% fewer gaming positions and limited amenities. Comparability of operating results in the first quarters of 2002 and 2003 is significantly affected by the opening of the new facility as described below.

•	New Parking Garage at Ameristar Kansas City. In July 2002, construction of the new 2,650-space parking garage at Ameristar Kansas City was completed.

•	Renovation and Enhancement Project at Ameristar Kansas City. In July 2002, we began a substantial renovation and enhancement project at Ameristar Kansas City. As part of Phase I of this project, which was substantially completed in March 2003, we opened three new dining and entertainment venues in early January 2003: the Great Plains Cattle Co. steakhouse; the Falcon Diner; and the Depot No. 9 entertainment lounge. We have also constructed an open-seating food court, where we have leased space to three nationally known brands: Burger King, which opened in December 2002; Sbarro Pizza, which opened in February 2003; and Cold Stone Creamery, which is expected to open in the second quarter of 2003.

Phase I of the project also included a major renovation of the Kansas City casino. We have opened up large sections of a wall dividing the casino floor, added escalators in the central portions of the casino floor to improve access to the second level, removed a large portion of the wall that separated the casino from the streetscape to improve visibility into the casino, and replaced the carpet and other finishes throughout the casino. In addition, we added slot machines to the half of the mezzanine level that was previously not being used, which brought the total slot count up to approximately 3,150 machines. We have relocated and renovated the poker room and we are currently doing the same with our high-limit area. We believe these changes substantially improve the layout and flow of the casino area, enhance the overall excitement of the casino and improve customer satisfaction.

We began construction on Phase II of the project in the second quarter of 2003 and expect to complete construction in August 2003. We are replacing the existing Hofbrauhaus Brewery with a 330-seat Amerisports Brew Pub featuring state-of-the-art video and audio technology, retrofitting the Orleans Oyster Bar to become Pearl’s Oyster Bar, constructing a cabaret in the casino area and upgrading common areas throughout the property. We have taken steps to isolate the construction areas to the greatest extent practicable in order to minimize disruption associated with Phase II of the project, and we expect that business disruption as a result of the remaining construction activities will be significantly less than that experienced in the first quarter of 2003.

We expect to spend approximately a total of $40 million in construction costs on both phases of this renovation and enhancement project.

•	Renovations and Enhancements at Ameristar Vicksburg. We plan to remodel a large portion of the third level of the casino vessel, including constructing a meeting room, remodeling the Veranda Buffet and enhancing certain common areas. We expect to begin construction during the second quarter of 2003 and complete the project by the end of the first quarter of 2004. The project construction costs are expected to be approximately $7 million.

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

Results of Operations

     The following table highlights our consolidated results of operations and certain other financial information for our properties:

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Amounts in Thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2002	2003

Net revenues (1)
Ameristar St. Charles	$38,118	$61,666
Ameristar Kansas City	51,666	51,811
Ameristar Council Bluffs	36,148	37,615
Ameristar Vicksburg	22,793	23,889
Jackpot Properties	13,895	13,631
Corporate and other	175	(92)

Consolidated net revenues	$162,795	$188,520

Operating income (loss)
Ameristar St. Charles	$11,269	$14,480
Ameristar Kansas City	12,081	10,941
Ameristar Council Bluffs	9,982	9,921
Ameristar Vicksburg	6,625	5,938
Jackpot Properties	2,566	1,656
Corporate and other	(7,107)	(7,905)

Consolidated operating income	$35,416	$35,031

Operating income margins
Ameristar St. Charles	29.6%	23.5%
Ameristar Kansas City	23.4%	21.1%
Ameristar Council Bluffs	27.6%	26.4%
Ameristar Vicksburg	29.1%	24.9%
Jackpot Properties	18.5%	12.1%
Consolidated operating income margin	21.8%	18.6%

(1)	We previously recorded expenses associated with our targeted direct mail coin coupon offerings as casino, rooms and selling, general and administrative expenses. These charges, totaling $7.3 million for the quarter ended March 31, 2002, have been reclassified and are now reported as promotional allowances.

     Consolidated net revenues for the quarter ended March 31, 2003 were $188.5 million, representing an increase of $25.7 million, or 15.8%, from the first quarter in 2002. The growth in revenues in the first quarter of 2003 compared to the prior-year quarter was driven primarily by increased revenues at the new Ameristar St. Charles facility, which opened August 6, 2002.

     Consolidated operating income for the quarter ended March 31, 2003 was $35.0 million, representing a decrease of $0.4 million, or 1.1%, from the first quarter of 2002. Operating income at Ameristar St. Charles improved by $3.2 million, despite a $4.5 million increase in depreciation expense associated with the new facility. Consolidated operating income was negatively impacted by a $2.1 million increase in health insurance expense and a $4.9 million increase in depreciation expense largely as a result of the opening of the new St. Charles facility and slot equipment purchased at all of our properties since the second quarter of 2002. We believe construction disruption at Ameristar Kansas City and the slowdown in the national economy also contributed to the slight decline in consolidated operating income.

     Our consolidated net income in the first quarter of 2003 was also negatively impacted by a substantial increase in interest expense (net of capitalized interest associated with our ongoing construction projects). Net interest expense for the quarter ended March 31, 2003 was $16.6 million, up 56.6% from $10.6 million for the quarter ended March 31, 2002, due to the cessation of capitalization of interest on the new St. Charles facility when it opened in August 2002. Capitalized interest associated with construction projects decreased by $5.6 million from the first quarter of 2002 to the same quarter in 2003. Total interest cost before capitalizing interest was $17.1 million for the quarter ended March 31, 2003, up $0.4 million, or 2.4%, from the quarter ended March 31, 2002. A higher weighted-average debt level in the first quarter of 2003 compared to the first quarter of 2002 as a result of $115 million borrowed under the senior credit facilities between April 1 and December 31 of 2002 was partially offset by a lower weighted-average interest rate applicable to the senior debt. The reduction in the interest rate is largely attributable to the May 2002 amendment of the credit agreement and an increase in the credit rating on a portion of the senior credit facilities in September 2002.

     Diluted earnings per share for the three months ended March 31, 2003 were $0.44, compared to $0.57 for the first quarter of 2002. The reduction in capitalized interest, the increase in depreciation expense and the increase in health insurance expense on a consolidated basis (net of income tax effect) collectively reduced diluted earnings per share by $0.31.

Ameristar St. Charles

     Net revenues at Ameristar St. Charles for the first quarter of 2003 were $61.7 million, an increase of $23.6 million, or 61.9%, from the first quarter of 2002. This marks the ninth straight quarter of double-digit revenue growth for the property. The growth in revenues is principally due to the opening of the new facility in August 2002. Ameristar St. Charles continued to improve its market share, with an increase in the first quarter of 2003 to 30.2%, a record since we acquired the property in December 2000, up from 19.9% in the prior-year quarter. (All market share information included in this Quarterly Report is based on publicly reported gross gaming receipts.)

     Operating income at Ameristar St. Charles was $14.5 million for the three months ended March 31, 2003, an increase of 28.3% from the quarter ended March 31, 2002, despite the $4.5 million increase in depreciation expense largely associated with the new facility. Although Ameristar St. Charles’ operating income margin declined from 29.6% in the first quarter of 2002 to 23.5% in the first quarter of 2003, the property has made significant improvement in operating income margin in 2003 compared to 15.1% for the period from August through December 2002. In addition to revenue growth, the improvement in operating income is attributable to increased labor and marketing efficiencies and more effective player development programs. This improvement occurred despite the substantial increase in the number and scope of non-gaming amenities at the new facility, which traditionally generate lower margins than gaming operations. Although this improvement in operating income margin exceeded our expectations, we believe that operating income margins in excess of 22% are sustainable in the future.

Ameristar Kansas City

     Ameristar Kansas City reported net revenues of $51.8 million in the first quarter of 2003, representing an increase of $0.1 million, or 0.2%, over the prior-year quarter. The property’s market share in the first quarter of 2003 was 33.2%, up from 33.0% in the same period in 2002. Net revenues were adversely impacted by construction disruption associated with the renovation of the casino and the opening of several new dining and entertainment venues as described above. The renovation and enhancement project is expected to improve the property’s financial results. Similar improvements were experienced after the renovation projects at Ameristar Council Bluffs and Ameristar Vicksburg, completed in 2001, and operating results since the opening of the new facility in St. Charles have further demonstrated the success of our strategies.

     First quarter 2003 operating income at Ameristar Kansas City decreased to $10.9 million, compared to $12.1 million in the corresponding period in 2002. This decrease can be attributed principally to a $0.4 million increase in health insurance expense and a $0.5 million increase in depreciation expense primarily related to the parking garage completed in July 2002 and the casino renovation and new dining and entertainment venues completed in the first quarter of 2003.

Ameristar Council Bluffs

     Net revenues at Ameristar Council Bluffs increased to $37.6 million, up $1.5 million, or 4.2%, from the first quarter of 2002. The property continued to benefit from the ongoing refinement of targeted marketing programs and the installation of new gaming equipment. Ameristar Council Bluffs improved its market share to 38.5% in the first quarter of 2003, up from 36.9% in the first quarter of 2002. Ameristar Council Bluffs has now been the market share leader in Council Bluffs for 19 consecutive months. The Council Bluffs property reported a 1% increase in gross gaming receipts in the first quarter of 2003 compared to the same quarter in 2002, despite a 3.4% decline in the overall Council Bluffs gaming market.

     Operating income at Ameristar Council Bluffs for the first quarter of 2003 decreased by $0.1 million, or 1.0%. Operating income in the first quarter of 2003 was negatively impacted by our renewed and amended licensing agreement with Iowa West Racing Association, which resulted in a $0.7 million increase in licensing fees in the first quarter of 2003 compared to the same quarter in 2002. Overall, 2003 annual licensing fees payable to Iowa West Racing Association are expected to remain approximately the same as 2002, since the license fee rate declines as annual gaming revenues increase. The license fee rate remained constant under the prior licensing agreement.

Ameristar Vicksburg

     Ameristar Vicksburg reported net revenues of $23.9 million in the first quarter of 2003, up $1.1 million, or 4.8%, over $22.8 million for the first quarter of 2002. This improvement is largely due to the effectiveness of targeted marketing programs and new gaming equipment. The Vicksburg property reported a 4% increase in gross gaming receipts in the first quarter of 2003 compared to the comparable period in 2002, despite a 1.5% decline in the overall Vicksburg gaming market. Ameristar Vicksburg, the long-time market share leader in Vicksburg, improved its market share to 39.1% in the first quarter of 2003, up from 37.1% in the first quarter of 2002. The property generated operating income of $5.9 million in the first quarter of 2003, down $0.7 million, or 10.6% from the first quarter of 2002. The decline in operating income is largely due to a $0.5 million increase in health insurance expense from the first quarter of 2002 to the comparable period in 2003 and an impairment loss in 2003, which represents the write-down to estimated net realizable value of slot machines held for sale. As a result, operating income margin at the property declined from 29.1% to 24.9%.

Jackpot Properties

     Net revenues at the Jackpot Properties in the first quarter of 2003 were $13.6 million, down 2.2% from $13.9 million for the first quarter of 2002. This decline is primarily attributable to adverse weather conditions in the first quarter of 2003 compared to the prior-year quarter and the sluggish economy in Southern Idaho. The Jackpot Properties reported operating income of $1.7 million in the three months ended March 31, 2003, down $0.9 million, or 34.6%, from the first quarter of 2002. This decrease is largely attributable to a $0.6 million increase in health insurance expense as well as the decline in net revenues.

Liquidity and Capital Resources

     Net cash provided by operations was $34.3 million for the three months ended March 31, 2003 compared to $25.7 million for the same period of 2002. This increase is primarily due to improvements in operating results, as discussed under “Results of Operations” above.

     Net cash used in investing activities for the first three months of 2003 was $27.8 million, compared to $61.1 million for the three months ended March 31, 2002. During the first three months of 2003, we incurred $12.5 million in capital expenditures, which included $6.8 million related to the ongoing renovation and enhancement projects at Ameristar Kansas City and $5.7 million for other projects, including equipment and maintenance at our properties. During the first quarter of 2002, we incurred $72.1 million in capital expenditures, mainly associated with the construction of the new facility at Ameristar St. Charles that opened in August 2002 and the parking garage at Ameristar Kansas City that was completed in July 2002. Construction contracts payable decreased by $15.4 million during the first quarter of 2003 as a result of payment of 2002 accrued invoices, compared to an increase of $10.9 million during the first quarter of 2002.

     Net cash used in financing activities was $10.1 million during the first three months of 2003, compared to $40.1 million of net cash provided by financing activities for the three months ended March 31, 2002. During the first quarter of 2002, we borrowed $42.0 million under our senior credit facilities to fund capital expenditures. In addition, principal payments of current maturities of long-term debt and capitalized leases increased $7.3 million during the first quarter of 2003 compared to the prior-year quarter.

     At March 31, 2003, our total debt was $788.4 million, representing a decrease of $10.1 million from December 31, 2002, due to required principal payments on our debt. At March 31, 2003, our principal long-term debt was comprised of $388.0 million of senior credit facilities and $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. The senior credit facilities consisted of a $75 million revolving credit facility, $75 million term loan facility, term loan A and term loan B (which had $0, $70.3 million, $28.3 million and $289.4 million outstanding at March 31, 2003, respectively). At March 31, 2003, we had $67.6 million of available borrowing capacity under the revolving credit facility, after giving effect to $7.4 million of outstanding letters of credit.

     We are currently reviewing our capital spending plans for the remainder of 2003 and we anticipate that capital expenditures for the full year will exceed the amount currently permitted under our senior credit facilities (approximately $73 million) due to the acceleration of our implementation of “coinless” slots at our properties and the enhancement projects underway at the Kansas City property. Accordingly, we expect to seek a waiver from the lenders under our senior credit facilities should our capital spending exceed current limits. Required principal repayments under the senior credit facilities total $21.6 million for the remainder of 2003. In addition, we plan to prepay up to $25 million of outstanding debt under the senior credit facilities during the second quarter of 2003.

     Our actual capital expenditures may vary based on budget modifications, construction schedule changes and other factors, including the limitation on capital expenditures under our senior credit facilities. We historically have funded our daily operations through operating cash flows and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will support our operations and liquidity requirements, including current capital expenditure plans, for the foreseeable future. As of March 31, 2003, in addition to the $67.7 million available for borrowing under our revolving credit facility, we had $86.9 million of cash and cash equivalents, approximately $45 million of which were required for daily operations.

     We cannot give any assurance that we will continue to be able to satisfy the financial covenants under our senior credit facilities, senior subordinated notes or other debt instruments. If we fail to continue to satisfy the financial covenants under our debt instruments and are unable to obtain a waiver from our lenders, we may be unable to complete our capital improvement projects as planned. Moreover, a failure to satisfy the financial covenants under our debt instruments would limit our ability to borrow under our revolving credit facilities and could require us to reduce our outstanding debt balance, which could adversely affect our liquidity, or result in an event of default under one or more debt instruments. Adverse changes in our operations or operating cash flow may affect our ability to satisfy these financial covenants. In addition, if we determine to undertake any significant new capital project beyond those which we have currently planned, we may be required to obtain additional financing, and there can be no assurance that such financing would be available on acceptable terms.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements as defined in SEC Release No. 33-8182.

Critical Accounting Policies and Estimates

     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, purchase price allocations made in connection with our acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses how an enterprise identifies and consolidates variable interest entities in which it has a controlling financial interest. We have adopted FIN No. 46 as of January 1, 2003. The adoption of this accounting standard did not have a material impact on our financial position or results of operations.

Forward-Looking Statements

     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of words such as “believes,” “anticipates,” “intends,” “expects,” “plans,” or words of similar meaning, in relation to us or our management. Similarly, statements that describe our future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1. Business — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of the factors, risks and uncertainties that could affect our future results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of March 31, 2003, we had $388.0 million outstanding under the senior credit facilities bearing interest at variable rates (as described more fully in Note 2 of Notes to Condensed Consolidated Financial Statements). Of this amount, $100.0 million is covered by an interest rate swap agreement that fixes the interest rate thereon and $50.0 million is covered by an interest rate collar agreement that sets a floor and ceiling for the interest rate thereon. Other than the borrowings under the senior credit facilities that are not covered by the interest rate swap agreement and $1.1 million in other long-term debt outstanding at March 31, 2003 (collectively, the “Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime rate (in the case of base rate loans), plus an applicable margin. At March 31, 2003, the weighted average interest rate applicable to the Variable Rate Debt was 4.1%. An increase of one percentage point in the weighted average interest rate applicable to the Variable Rate Debt outstanding at March 31, 2003 would increase our annual interest cost by approximately $2.4 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements for additional amounts of principal under the senior credit facilities as market conditions warrant.

     Although we manage our short-term cash assets with a view to maximizing return with minimal risk, we do not invest in market rate-sensitive instruments for trading or other purposes and we have no material exposure to foreign currency exchange risks or commodity price risks.

Item 4. Controls and Procedures

     Within the 90 days prior to the filing of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and other members of management concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

AMERISTAR CASINOS, INC. Registrant

Date: May 15, 2003	By:	/s/ Thomas M. Steinbauer

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

May 15, 2003	By:	/s/ Craig H. Neilsen

Craig H. Neilsen President and Chief Executive Officer

On this 15th day of May 2003, Craig H. Neilsen directed Connie Wilson, in his presence as well as our own, to sign the foregoing document as “Craig H. Neilsen.” Upon viewing the signature as signed by Connie Wilson, and in our presence, Craig H. Neilsen declared to us that he adopted it as his own signature.

/s/ Rhonda Vogel

Witness

/s/ Janet Catron

Witness

STATE OF NEVADA	)
:ss
COUNTY OF CLARK	)

     I, Margene Otten, Notary Public in and for said county and state, do hereby certify that Craig H. Neilsen personally appeared before me and is known or identified to me to be the person whose name is subscribed to the within instrument in his capacity as President and Chief Executive Officer of Ameristar Casinos, Inc. Craig H. Neilsen, who being unable due to physical incapacity to sign his own name or offer his mark, did direct Connie Wilson, in his presence, as well as my own, to sign the foregoing document as “Craig H. Neilsen.” Craig H. Neilsen, after viewing his name as signed by Connie Wilson, thereupon adopted it as his own by acknowledging to me his intention to so adopt it as if he had personally executed the same, and further acknowledged to me that he executed the same as the President and Chief Executive Officer of Ameristar Casinos, Inc.

     IN WITNESS WHEREOF, I have hereunto set my hand and official seal this 15th day of May, 2003.

/s/ Margene Otten

Notary Public Residing at: Las Vegas

My Commission Expires:

July 23, 2006

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

May 15, 2003	By:	/s/ Thomas M. Steinbauer

Thomas M. Steinbauer Senior Vice President of Finance, Chief Financial Officer and Treasurer