Form 10-Q
period 2003-06-30
AMERISTAR CASINOS INC
filed 2003-08-14
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [   ]

As of August 8, 2003, 26,488,403 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

INDEX

Page No(s).

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements:
A. Condensed Consolidated Balance Sheets (unaudited) at December 31, 2002 and June 30, 2003	2
B. Condensed Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2002 and June 30, 2003	3
C. Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2002 and June 30, 2003	4
D. Notes to Unaudited Condensed Consolidated Financial Statements	5-9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19
Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	20
SIGNATURE	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)
(Unaudited)

ASSETS

	December 31,	June 30,
	2002	2003

CURRENT ASSETS:
Cash and cash equivalents	$90,573	$102,241
Accounts receivable, net	4,952	3,988
Income tax refund receivable	11,614	1,215
Inventories	6,585	6,366
Prepaid expenses	9,413	7,513
Deferred income taxes	8,545	10,281
Assets held for sale	335	305

Total current assets	132,017	131,909

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $186,986 and $215,471, respectively	916,377	913,838
EXCESS OF PURCHASE PRICE OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED	82,020	81,418
DEPOSITS AND OTHER ASSETS	26,893	26,481

TOTAL ASSETS	$1,157,307	$1,153,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,044	$10,411
Construction contracts payable	26,510	12,089
Accrued liabilities	63,343	69,155
Current obligations under capitalized leases	1,231	1,294
Current maturities of long-term debt	36,628	35,268

Total current liabilities	144,756	128,217

OBLIGATIONS UNDER CAPITALIZED LEASES, net of current maturities	953	289
LONG-TERM DEBT, net of current maturities	759,712	729,636
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	49,690	64,045
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; issued — None	—	—
Common stock, $.01 par value: Authorized — 60,000,000 shares; issued and outstanding — 26,244,985 shares at December 31, 2002 and 26,484,456 shares at June 30, 2003	262	265
Additional paid-in capital	146,631	148,749
Accumulated other comprehensive loss	(2,960)	(2,005)
Retained earnings	58,263	84,450

Total stockholders’ equity	202,196	231,459

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,157,307	$1,153,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

REVENUES:
Casino	$162,345	$188,128	$318,670	$371,888
Food and beverage	19,167	24,734	37,683	49,500
Rooms	6,519	6,565	12,137	12,071
Other	4,495	5,787	8,640	10,437

	192,526	225,214	377,130	443,896
Less: Promotional allowances	26,235	30,388	48,044	60,550

Net revenues	166,291	194,826	329,086	383,346

OPERATING EXPENSES:
Casino	69,221	86,142	136,272	170,661
Food and beverage	11,923	13,917	23,125	28,030
Rooms	1,859	1,460	3,673	3,061
Other	3,165	2,501	5,916	5,909
Selling, general and administrative	35,057	35,604	69,373	69,989
Depreciation and amortization	10,327	15,767	20,423	30,778
Impairment loss on assets held for sale	4,136	88	4,136	540
Preopening expenses	1,326	—	1,476	—

Total operating expenses	137,014	155,479	264,394	308,968
Income from operations	29,277	39,347	64,692	74,378
OTHER INCOME (EXPENSE):
Interest income	38	104	86	211
Interest expense, net	(9,356)	(16,635)	(19,996)	(33,229)
Other	(48)	147	(97)	34

INCOME BEFORE INCOME TAX PROVISION	19,911	22,963	44,685	41,394
Income tax provision	7,280	8,496	16,606	15,207

NET INCOME	$12,631	$14,467	$28,079	$26,187

EARNINGS PER SHARE:
Net income:
Basic	$0.48	$0.55	$1.08	$1.00

Diluted	$0.47	$0.54	$1.04	$0.97

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	26,078	26,377	26,021	26,318

Diluted	27,112	27,012	27,042	26,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months
	Ended June 30,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	28,079	$26,187

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,423	30,778
Amortization of debt issuance costs and debt discounts	2,242	2,498
Change in value of interest rate collar agreement	(314)	(1,013)
Net increase in deferred compensation liability	2,332	281
Impairment loss on assets held for sale	4,136	540
Net loss (gain) on disposition of assets	41	(34)
Change in deferred income taxes	16,158	14,088
Decrease in accounts receivable, net	1,560	964
Decrease in income tax refund receivable	—	10,399
Decrease (increase) in inventories	(89)	219
Decrease in prepaid expenses	1,021	1,900
Decrease in assets held for sale	—	30
Decrease in accounts payable	(3,292)	(6,633)
Increase in accrued liabilities	3,949	5,812

Total adjustments	48,167	59,829

Net cash provided by operating activities	76,246	86,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(164,657)	(29,221)
Increase (decrease) in construction contracts payable	13,925	(14,421)
Proceeds from sale of assets	44	476
Decrease (increase) in deposits and other non-current assets	(2,717)	145

Net cash used in investing activities	(153,405)	(43,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	85,677	—
Principal payments of long-term debt and capitalized leases	(4,247)	(32,346)
Debt issuance costs and amendment fees	(936)	(160)
Proceeds from stock option exercises	1,343	1,179

Net cash provided by (used in) financing activities	81,837	(31,327)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,678	11,668
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	41,143	90,573

CASH AND CASH EQUIVALENTS — END OF PERIOD	$45,821	$102,241

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized	$13,314	$30,852

Cash paid for federal and state income taxes (net of refunds received)	$6,338	$(9,746)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies in the preparation of the condensed consolidated financial statements, significant accounting policies and the basis of presentation are discussed where appropriate in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. In addition, critical accounting policies and estimates are also discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2002.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain reclassifications, having no effect on net income, have been made to the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation. The Company previously recorded expense related to its point-based complimentary goods and services/cash rebates of $4.8 million and $9.1 million for the quarter and six months ended June 30, 2002, respectively, as a reduction of casino revenue. The Company has reclassified these charges as an increase to promotional allowances to be consistent with industry practice.

Note 2 — Long-term debt

     At June 30, 2003, the Company’s principal long-term debt was composed of $380.8 million of senior credit facilities and $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. At June 30, 2003, the senior credit facilities consisted of a $75 million revolving credit facility with no outstanding debt and three term loans aggregating $380.8 million in outstanding debt. At June 30, 2003, the amount of the revolving credit facility available for borrowing was $67.6 million, after giving effect to $7.4 million of outstanding letters of credit. Each of the facilities bears interest at a variable rate equal to, at the Company’s option, LIBOR (in the case of Eurodollar loans) or the prime rate (in the case of base rate loans), plus an applicable margin. The senior credit facilities and the indenture governing the senior subordinated notes require the Company to comply with various financial and other covenants. At June 30, 2003, the Company was in compliance with all covenants.

     The Company seeks to manage interest rate risk associated with variable rate borrowings through balancing fixed-rate and variable-rate borrowings and the use of derivative financial instruments designated as cash flow hedges. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income (loss). Under an interest rate swap agreement entered into in April 2001, the interest rate on $100 million of LIBOR-based borrowings under the senior credit facilities is fixed at 5.07% plus the applicable margin. As of June 30, 2003, the liability associated with the swap agreement was $3.0 million. As a result of the interest rate swap agreement, the Company paid $1.0 million and $0.8 million of additional interest expense for the three months ended June 30, 2003 and 2002, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2003 and 2002, respectively.

     Under an interest rate collar agreement entered into in 1998, $50.0 million of LIBOR-based borrowings under the revolving credit/term loan facility and term loan A of the senior credit facilities have a LIBOR floor rate of 5.39% and a LIBOR ceiling rate of 6.75%, plus the applicable margin. The collar agreement terminated on June 30, 2003. At June 30, 2003 and December 31, 2002, the value of the collar agreement was $0 and $1.0 million, respectively. The value of the collar agreement was recorded as a liability in other long-term liabilities as of December 31, 2002. During the three months ended June 30, 2003 and 2002, the Company reduced interest expense by $0.5 million and $0.2 million, respectively, as a result of a decrease in the liability associated with the collar agreement. The collar agreement reduced interest expense by $1.0 million and $0.3 million for the six months ended June 30, 2003 and 2002, respectively.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(Amounts in Thousands)
Weighted average number of shares outstanding — basic earnings per share	26,078	26,377	26,021	26,318
Dilutive effect of stock options	1,034	635	1,021	548

Weighted average number of shares outstanding — diluted earnings per share	27,112	27,012	27,042	26,866

Note 4 — Commitments and contingencies

     The Company’s employee health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum amount are fully insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported. At December 31, 2002 and June 30, 2003, the Company’s liabilities for unpaid and incurred but not reported claims totaled $3.6 million and $4.2 million, respectively, and are included in accrued liabilities in the accompanying condensed consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover the payment of future claims.

Note 5 — Comprehensive income

     Comprehensive income represents all changes in stockholders’ equity from non-owner sources during each period presented. Comprehensive income includes changes in the fair value of the interest rate swap agreement described in Note 2 above.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(Amounts in Thousands)
Net income	$12,631	$14,467	$28,079	$26,187
Adjustment to fair value of the interest rate swap agreement (net of tax effect)	(1,057)	538	(426)	955

Comprehensive income	$11,574	$15,005	$27,653	$27,142

Note 6 — Accounting for Stock-Based Compensation

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

     The Company does not currently plan to transition to the fair value-based method and will continue to account for stock incentive plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under SFAS No. 123, all employee stock option grants are considered compensatory. SFAS No. 123 provides, among other things, that companies may elect to account for employee stock options using APB No. 25. Had compensation cost for these plans been determined in accordance with the fair value-based method, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts in the following table.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(Dollars in Thousands, Except Per Share Data)
Net income:
As reported	$12,631	$14,467	$28,079	$26,187
Deduct: compensation expense under fair value-based method (net of tax)	(668)	(899)	(993)	(1,103)

Pro forma	$11,963	$13,568	$27,086	$25,084

Basic earnings per share:
As reported	$0.48	$0.55	$1.08	$1.00
Pro forma (net of tax)	$0.46	$0.51	$1.04	$0.95
Diluted earnings per share:
As reported	$0.47	$0.54	$1.04	$0.97
Pro forma (net of tax)	$0.44	$0.50	$1.00	$0.93

     For purposes of computing the pro forma compensation expense, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 2.9% as of June 30, 2003 and 4.1% as of June 30, 2002; no expected dividend yields for the periods presented; expected lives of 6 years as of June 30, 2003 and 5 years as of June 30, 2002; and expected volatility of 52% as of June 30, 2003 and 54% as of June 30, 2002. The estimated weighted-average fair value per share of options granted was $4.66 as of June 30, 2003 and $3.68 as of June 30, 2002.

Note 7- Recently issued accounting standards

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted the provisions of SFAS No. 149 that relate to SFAS 133 Implementation Issues on April 1, 2003. The Company adopted the provisions related to contracts entered into or modified after June 30, 2003 on July 1, 2003. Management does not believe the adoption of this accounting standard will have a material impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 effective July 1, 2003. Management does not believe the adoption of this accounting standard will have a material impact on the Company’s financial position or results of operations.

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

     We recently completed, or are currently undertaking, several capital expenditure projects at our properties. These projects include the following:

•	New Casino and Entertainment Facility at Ameristar St. Charles. We opened the new casino and entertainment facility at Ameristar St. Charles on August 6, 2002. The new facility features 130,000 square feet of casino and entertainment space consisting of approximately 3,330 slot machines, 95 table games (including a 12-table poker room) and a wide variety of dining and entertainment amenities. The prior facility had approximately 78% fewer gaming positions and limited amenities. Comparability of operating results in the second quarters of 2002 and 2003 is significantly affected by the opening of the new facility as described below.

•	New Parking Garage at Ameristar Kansas City. In July 2002, construction of the new 2,650-space parking garage at Ameristar Kansas City was completed.

•	Renovation and Enhancement Project at Ameristar Kansas City. In July 2002, we began a substantial renovation and enhancement project at Ameristar Kansas City. This project has been substantially completed and includes a comprehensive renovation of the casino area, the widespread implementation of ticket-in, ticket-out slot machines and the addition of the Great Plains Cattle Co., Falcon Diner, Depot No. 9 Stage and Bar, Pearl’s Oyster Bar and an open-seating food court with three popular national chain outlets.

In our renovation of the casino area, we have opened up large sections of a wall dividing the casino floor, added escalators in the central portions of the casino floor to improve access to the second level, removed a large portion of the wall that separated the casino from the streetscape to improve visibility into the casino, and replaced the carpet and other finishes throughout the casino. In addition, we added slot machines to the half of the mezzanine level that was previously not being used, which brought the total slot count up to approximately 3,150 machines. We have relocated and renovated the poker room and high-limit area. We believe these changes substantially improve the layout and flow of the casino area, enhance the overall excitement of the casino and improve customer satisfaction.

Final completion of the renovation and enhancement project is expected in the third quarter of 2003. On August 14, 2003, we opened the 330-seat Amerisports Brew Pub, which has a high-tech video system with seven rear projection screens, each capable of displaying multiple events, along with three large plasma screens and 17 televisions. We believe this system has the capability to broadcast more sporting events simultaneously than any other venue in the United States. On September 12-13, we will introduce the renovated facility with a grand reopening celebration featuring a free Martina McBride concert and a world-class fireworks display.

The total construction cost of this project is expected to be approximately $40.0 million, of which we had expended approximately $29.6 million through June 30, 2003.

•	Renovations and Enhancements at Ameristar Vicksburg. We plan to remodel a large portion of the third level of the casino vessel, including constructing a meeting room, completely renovating the Veranda Buffet, expanding and renovating the kitchen area and enhancing certain common areas. We commenced construction in July 2003 and anticipate completing the project by December 2003. The construction cost is estimated to be approximately $7.0 million.

     Our quarterly and annual operating results may be affected by, among other things, competitive pressures, gaming tax increases, the commencement of new gaming operations, the amount of preopening expenses, charges associated with debt refinancing or property acquisition and disposition transactions, construction at existing facilities and weather conditions affecting our properties. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

Results of Operations

     The following table highlights our consolidated results of operations and certain other financial information for our properties:

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Amounts in Thousands)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Net revenues
Ameristar St. Charles	$38,820	$64,170	$76,938	$125,837
Ameristar Kansas City	52,529	52,540	104,196	104,350
Ameristar Council Bluffs	36,579	38,850	72,727	76,465
Ameristar Vicksburg	23,054	23,392	45,846	47,281
Jackpot Properties	15,309	15,744	29,204	29,375
Corporate and other	—	130	175	38

Consolidated net revenues	$166,291	$194,826	$329,086	$383,346

Operating income (loss) (1)
Ameristar St. Charles	$5,677	$16,177	$16,945	$30,657
Ameristar Kansas City	10,615	10,924	22,696	21,865
Ameristar Council Bluffs	9,920	11,457	19,901	21,379
Ameristar Vicksburg	6,410	5,254	13,035	11,192
Jackpot Properties	3,175	3,399	5,742	5,055
Corporate and other	(6,520)	(7,864)	(13,627)	(15,770)

Consolidated operating income	$29,277	$39,347	$64,692	$74,378

Operating income margins (1)
Ameristar St. Charles	14.6%	25.2%	22.0%	24.4%
Ameristar Kansas City	20.2%	20.8%	21.8%	21.0%
Ameristar Council Bluffs	27.1%	29.5%	27.4%	28.0%
Ameristar Vicksburg	27.8%	22.5%	28.4%	23.7%
Jackpot Properties	20.7%	21.6%	19.7%	17.2%

Consolidated operating income margins	17.6%	20.2%	19.7%	19.4%

(1)	For the three months ended June 30, 2002 and 2003, operating income and operating income margins include impairment charges related to assets held for sale at the properties of $4.1 million and $0.1 million, respectively, and preopening expenses related to the St. Charles facility of $1.3 million and $0, respectively. For the six months ended June 30, 2002 and 2003, operating income and operating income margins include impairment charges related to assets held for sale at the properties of $4.1 million and $0.5 million, respectively, and preopening expenses related to the St. Charles facility of $1.5 million and $0, respectively.

     Consolidated net revenues for the second quarter of 2003 increased $28.5 million, or 17.2%, to $194.8 million from the second quarter of 2002. For the six months ended June 30, 2003, net revenues increased $54.3 million or 16.5%, from the corresponding 2002 period. The increases were primarily driven by the new Ameristar St. Charles, which opened in August 2002.

     Consolidated operating income for the three and six months ended June 30, 2003 increased 34.4% and 15.0%, respectively. Operating income for the second quarter of 2003 improved at all but one of our properties. The improvement was largely attributable to the implementation of more effective and efficient marketing programs, new slot product and related technology and cost containment strategies. Consolidated operating income in 2002 was negatively impacted by preopening and impairment charges related to the opening of the new St. Charles facility. For the second quarter of 2002, impairment and preopening charges were $4.1 million and $1.3 million, respectively, compared to $0.1 million and $0 for the second quarter of 2003.

     Consolidated depreciation and amortization expense increased $5.4 million and $10.4 million, respectively, for the three and six months ended June 30, 2003. The increases are primarily due to the completion of the new St. Charles facility in August 2002.

     Net interest expense for the quarter ended June 30, 2003 was $16.6 million, up 77.8% from $9.4 million for the quarter ended June 30, 2002. Net interest expense for the six months ended June 30, 2003 was $33.2 million, up 66.2% from $20.0 million for the six months ended June 30, 2002. The increase in net interest expense was due to the cessation of capitalization of interest on the new St. Charles facility when it opened in August 2002. Capitalized interest associated with our ongoing construction projects decreased $7.4 million and $13.0 million, respectively, for the three and six months ended June 30, 2003. During 2003, we had a lower weighted-average interest rate due to the May 2002 amendment of our credit agreement and an increase in the credit rating on a portion of our senior credit facilities in September 2002. The impact of the lower weighted-average interest rate was offset by a higher weighted-average debt level as a result of $115.0 million borrowed under the senior credit facilities between April 1 and December 31 of 2002.

     Our consolidated net income for the quarter ended June 30, 2003 increased to $14.5 million from $12.6 million for the quarter ended June 30, 2002. Consolidated net income for the six months ended June 30, 2003 decreased to $26.2 million from $28.1 million in the same period in 2002. Consolidated net income in 2003 was negatively impacted by the substantial increases in depreciation expense and interest expense (net of capitalized interest associated with our ongoing construction projects as discussed above).

     Diluted earnings per share for the quarter ended June 30, 2003 improved to $0.54 compared to $0.47 for the same period in 2002. Diluted earnings per share for the six months ended June 30, 2003 was $0.97 compared to $1.04 for the six months ended June 30, 2002.

     Ameristar St. Charles

     For the three and six months ended June 30, 2003, net revenues at Ameristar St. Charles increased 65.3% and 63.6%, respectively. Net revenues were driven by substantial increases in gaming volume and food and beverage revenues from growth in market share during 2003. Our market share was 31.0% for the second quarter of 2003 compared to 21.1% in the prior-year quarter. Since the opening of the new facility in August 2002, Ameristar St. Charles has been the market share leader in the St. Louis market.1 Food and beverage revenues increased 194.6% and 205.8%, respectively, for the three and six months ended June 30, 2003, due to the addition of a wide variety of restaurant venues with increased seating capacity.

     Operating income increased by 185.0% and 80.9%, respectively, for the three and six months ended June 30, 2003, compared to the prior-year periods. Excluding impairment charges and preopening expenses, operating income increased by 48.4% and 37.3% for the same periods. In addition to revenue growth following the third quarter 2002 opening, the increases in operating income were generated through a combination of labor cost management, improvements in operational processes and systems and more effective and efficient marketing programs. Depreciation expense at Ameristar St. Charles increased by $4.6 million and $9.2 million, respectively, for the three and six months ended June 30, 2003 due to the opening of the new facility.

     Ameristar Kansas City

     Net revenues at Ameristar Kansas City remained stable at $52.5 million and $104.4 million for the three and six months ended June 30, 2003. The property also maintained its market share of 33.8% for the three months ended June 30, 2003 compared to the same period in 2002. Net revenues during 2003 were negatively impacted by construction disruption related to the renovation and improvement projects designed to enhance the property’s casino and non-gaming amenities. These projects, which began in the third quarter of 2002, have been substantially completed and have included a comprehensive renovation of the casino area, the widespread implementation of ticket-in, ticket-out slot machines and the addition of the Great Plains Cattle Co., Falcon Diner, Depot No. 9 Stage and Bar, Pearl’s Oyster Bar and an open-seating food court with three popular national chain outlets. Final completion of the renovation and improvement projects is expected in the third quarter of 2003 with the opening of the Amerisports Brew Pub and a casino cabaret featuring live, Las Vegas-style entertainment.

     Operating income increased slightly for the three months ended June 30, 2003 and decreased slightly for the six months ended June 30, 2003 when compared with the same periods in 2002. In addition to the construction disruption, operating income during 2003 was negatively impacted by increases in depreciation expense due to newly constructed assets being placed in service.

(1)	All market share information in this report is based on gross gaming revenues.

Ameristar Council Bluffs

     Net revenues at Ameristar Council Bluffs increased 6.2% to $38.9 million and 5.1% to $76.5 million, respectively, for the three and six months ended June 30, 2003. The increases were due to the success of effective and efficient marketing strategies, the installation of new slot machines and the conversion of current slot machines to ticket-in, ticket-out technology. Ameristar Council Bluffs’ market share increased to 38.7% for the quarter ended June 30, 2003 compared to 37.6% in the prior-year period. The property has now been the market share leader for 22 consecutive months.

     Operating income at Ameristar Council Bluffs increased by 15.2% for the three months ended June 30, 2003 and 7.4% for the six months ended June 30, 2003. Operating margins also increased to 29.5% and 28.0% for the quarter and six months ended June 30, 2003, respectively, compared to 27.1% and 27.4% for the same periods in 2002, due to the implementation of cost containment strategies.

     Ameristar Vicksburg

     Ameristar Vicksburg reported increases in net revenues of 1.5% for the second quarter of 2003 compared to the second quarter of 2002 and 3.1% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The improvements were the result of an increase in table games volume, partially offset by a decline in slot revenue due to lower volume and a slightly lower hold percentage. The property’s market share decreased slightly, to 39.2% for the three months ended June 30, 2003 compared to 39.6% in the comparable period in 2002. Ameristar Vicksburg continues to maintain its long-time market leadership position.

     Operating income decreased 18.0%, or $1.2 million, and 14.1%, or $1.8 million, respectively, for the three and six months ended June 30, 2003. The decline in operating income was in substantial part due to increases in health insurance expense of $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2003, resulting from an increase in the number of large claims. The decline was also attributable to impairment charges for slot machines held for sale of $0.1 million and $0.5 million recorded in the three and six months ended June 30, 2003.

     Jackpot Properties

     Net revenues at the Jackpot Properties increased $0.4 million, or 2.8%, in the second quarter of 2003 compared to the second quarter of 2002 and $0.2 million, or 1.0%, for the six months ended June 30, 2003 compared to the same period in 2002. The increases were primarily attributable to lower participation fees on gaming equipment, which are reported as a reduction of slot revenues. The Jackpot Properties’ financial results continue to be impacted by the sluggish Southern Idaho economy.

     The Jackpot Properties reported an increase in operating income of $0.2 million, or 7.1%, for the second quarter of 2003 compared to the second quarter of 2002. The increases in operating income were the result of lower marketing and advertising expenses, which decreased 20.9%, attributable to the implementation of cost-efficient marketing and direct mail promotions. For the six months ended June 30, 2003, the Jackpot Properties reported a decrease in operating income of $0.7 million, or 12.0%, due to increased health insurance expense and other employee benefits costs.

Liquidity and Capital Resources

     Net cash provided by operations was $86.0 million for the six months ended June 30, 2003 compared to $76.2 million for the same period in 2002. This increase is due to improvements in our operating results, as discussed under “Results of Operations” above. The increase is also attributable to an income tax refund of $10.7 million received during the six months ended June 30, 2003.

     Net cash used in investing activities for the six months ended June 30, 2003 was $43.0 million, compared to $153.4 million for the six months ended June 30, 2002. Capital expenditures during 2003 totaled $29.2 million and primarily included expenditures related to the ongoing renovation and enhancement projects at Ameristar Kansas City. During the first six months of 2002, we incurred $164.7 million in capital expenditures, mainly associated with the construction of the new facility at Ameristar St. Charles that opened in August 2002 and the parking garage at Ameristar Kansas City that was completed in July 2002. Construction contracts payable decreased by $14.4 million during the first six months of 2003 as a result of the payment of 2002 accrued invoices, compared to an increase of $13.9 million during the first six months of 2002.

     Net cash used in financing activities was $31.3 million during the six months ended June 30, 2003, compared to $81.8 million of net cash provided by financing activities for the six months ended June 30, 2002. We repaid $32.3 million of long-term debt, including a $12.1 million prepayment of equipment financing notes, in the first six months of 2003 compared to $4.2 million of debt repayments in the same period in 2002. During the six months ended June 30, 2002, we also borrowed $85.7 million under our senior credit facilities to fund capital expenditures.

     During the six months ended June 30, 2003, our total debt decreased $32.0 million to $766.5 million. At June 30, 2003, our principal long-term debt was composed primarily of $380.8 million of senior credit facilities and $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009.

     Required principal repayments under the senior credit facilities total approximately $15.0 million for the remainder of 2003. In addition, we plan to prepay up to $13.0 million of outstanding debt under the senior credit facilities during the remainder of 2003.

     We are currently reviewing our capital spending plans for the remainder of 2003 and we anticipate that capital expenditures for the full year will exceed the amount currently permitted under our senior credit facilities (approximately $73 million) due to the acceleration of our implementation of “coinless” slots at our properties and the enhancement project underway at the Kansas City property. Accordingly, we expect to seek a waiver from the lenders under our senior credit facilities prior to the end of the year.

      Our actual capital expenditures may vary based on budget modifications, construction schedule changes and other factors, including the limitation on capital expenditures under our senior credit facilities. We historically have funded our daily operations through operating cash flows and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will support our operations and liquidity requirements, including current capital expenditure plans, for the foreseeable future. At June 30, 2003, we had $67.6 million available for borrowing under our revolving credit facility, and we had $102.2 million of cash and cash equivalents, approximately $45 million of which was required for daily operations.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements as defined in Securities and Exchange Commission (“SEC”) Release No. 33-8182.

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

Internal Control over Financial Reporting

     In June 2003, the SEC issued Release No. 33-8238, “Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports,” pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The rules of the SEC require that we assess and report annually on our internal control over financial reporting and require that our independent public accountants attest to our assessment. We will be required to issue our first report on internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2004. We have developed a formal plan to achieve compliance with these requirements and have commenced the implementation of this plan.

Forward-Looking Statements

     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of words such as “believes,” “anticipates,” “intends,” “expects,” “plans,” or words of similar meaning, in relation to us or our management. Similarly, statements that describe our future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of the factors, risks and uncertainties that could affect our future results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of June 30, 2003, we had $380.8 million outstanding under the senior credit facilities bearing interest at variable rates (as described more fully in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements). Of this amount, $100.0 million is covered by an interest rate swap agreement that fixes the interest rate thereon. Other than the borrowings under the senior credit facilities that are not covered by the interest rate swap agreement and $1.1 million in other long-term debt outstanding at June 30, 2003 (collectively, the “Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime rate (in the case of base rate loans), plus an applicable margin. At June 30, 2003, the weighted average interest rate applicable to the Variable Rate Debt was 4.0%. An increase of one percentage point in the weighted average interest rate applicable to the Variable Rate Debt outstanding at June 30, 2003 would increase our annual interest cost by approximately $2.8 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements for additional amounts of principal under the senior credit facilities as market conditions warrant.

     Although we manage our short-term cash assets with a view to maximizing return with minimal risk, we do not invest in market rate-sensitive instruments for trading or other purposes and we have no material exposure to foreign currency exchange risks or commodity price risks.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and other members of management concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission.

(b)  Changes in Internal Control Over Financial Reporting

     No changes in our internal control over financial reporting have come to management’s attention during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing

31.1	Certification of Craig H. Neilsen, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

(b)  Reports on Form 8-K

On April 30, 2003, we filed a Current Report on Form 8-K in which we furnished, pursuant to Items 9 and 12, our press release regarding our results of operations for the first quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant

Date: August 14, 2003	By:	/s/ THOMAS M. STEINBAUER

Thomas M. Steinbauer Senior Vice President of Finance, Chief Financial Officer and Treasurer