Form 10-Q
period 2003-09-30
AMERISTAR CASINOS INC
filed 2003-11-13
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [  ]

As of November 7, 2003, 26,549,967 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

Page No(s).

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements:
A. Condensed Consolidated Balance Sheets (unaudited) at December 31, 2002 and September 30, 2003	2
B. Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2002 and September 30, 2003	3
C. Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2002 and September 30, 2003	4
D. Notes to Unaudited Condensed Consolidated Financial Statements	5 - 9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	19
Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 6. Exhibits and Reports on Form 8-K	21
SIGNATURE	22

PART I. FINANCIAL INFORMATION

               Item 1. Financial Statements

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

	December 31,	September 30,
	2002	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,573	$81,460
Restricted cash	—	2,650
Accounts receivable, net	4,952	3,902
Income tax refund receivable	11,614	1,100
Inventories	6,585	6,111
Prepaid expenses	9,413	11,613
Deferred income taxes	8,545	5,342
Assets held for sale	335	305

Total current assets	132,017	112,483

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $186,986 and $230,529, respectively	916,377	916,358
EXCESS OF PURCHASE PRICE OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED	82,020	81,117
DEPOSITS AND OTHER ASSETS	26,893	25,073

TOTAL ASSETS	$1,157,307	$1,135,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,044	$13,858
Construction contracts payable	26,510	12,779
Accrued liabilities	63,343	62,594
Current obligations under capitalized leases	1,231	3
Current maturities of long-term debt	36,628	29,530

Total current liabilities	144,756	118,764

OBLIGATIONS UNDER CAPITALIZED LEASES, net of current maturities	953	214
LONG-TERM DEBT, net of current maturities	759,712	707,528
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	49,690	64,238
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized – 30,000,000 shares; issued – None	—	—
Common stock, $.01 par value: Authorized – 60,000,000 shares; issued and outstanding – 26,244,985 shares at December 31, 2002 and 26,499,155 shares at September 30, 2003	262	265
Additional paid-in capital	146,631	149,029
Accumulated other comprehensive loss	(2,960)	(1,341)
Retained earnings	58,263	96,334

Total stockholders’ equity	202,196	244,287

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,157,307	$1,135,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2003	2002	2003

REVENUES:
Casino	$181,631	$194,865	$500,302	$566,752
Food and beverage	23,039	26,034	60,722	74,109
Rooms	6,492	6,602	18,629	18,123
Other	5,703	5,833	14,343	16,271

	216,865	233,334	593,996	675,255
Less: Promotional allowances	29,607	31,806	77,652	90,381

Net revenues	187,258	201,528	516,344	584,874

OPERATING EXPENSES:
Casino	80,867	89,382	217,093	260,043
Food and beverage	15,477	15,730	38,512	43,760
Rooms	2,010	1,651	5,683	4,712
Other	4,488	3,307	10,403	9,216
Selling, general and administrative	39,443	41,227	108,953	111,216
Depreciation and amortization	13,602	15,888	34,024	46,666
Impairment loss on assets held for sale	1,077	147	5,213	687
Preopening expenses	4,925	—	6,401	—

Total operating expenses	161,889	167,332	426,282	476,300
Income from operations	25,369	34,196	90,062	108,574
OTHER INCOME (EXPENSE):
Interest income	23	71	108	282
Interest expense, net	(13,935)	(15,115)	(33,931)	(48,344)
Loss on early retirement of debt	—	(415)	—	(415)
Other	(318)	126	(415)	160

INCOME BEFORE INCOME TAX PROVISION	11,139	18,863	55,824	60,257
Income tax provision	3,731	6,979	20,337	22,186

NET INCOME	$7,408	$11,884	$35,487	$38,071

EARNINGS PER SHARE:
Net income:
Basic	$0.28	$0.45	$1.36	$1.44

Diluted	$0.28	$0.44	$1.34	$1.41

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	26,159	26,489	26,067	26,376

Diluted	26,367	27,297	26,424	27,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,487	$38,071

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,024	46,666
Amortization of debt issuance costs and debt discounts	3,459	3,755
Change in value of interest rate collar agreement	(474)	(1,013)
Net increase in deferred compensation liability	2,110	346
Impairment loss on assets held for sale	5,213	687
Net loss on disposition of assets	328	313
Loss on early retirement of debt	—	415
Change in deferred income taxes	12,014	19,603
Increase in restricted cash	—	(2,650)
(Increase) decrease in accounts receivable, net	(184)	1,050
(Increase) decrease in income tax refund receivable	(4,275)	10,514
(Increase) decrease in inventories	(1,344)	474
Increase in prepaid expenses	(2,735)	(2,200)
(Increase) decrease in assets held for sale	(1,583)	30
Decrease in accounts payable	(2,947)	(3,186)
Increase (decrease) in accrued liabilities	3,139	(749)

Total adjustments	46,745	74,055

Net cash provided by operating activities	82,232	112,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(203,083)	(62,097)
Proceeds from sale of assets	8,370	720
(Increase) decrease in deposits and other non-current assets	(3,694)	645

Net cash used in investing activities	(198,407)	(60,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	131,236	—
Principal payments of long-term debt and capitalized leases	(9,710)	(61,716)
Debt issuance costs and amendment fees	(936)	(160)
Proceeds from stock option exercises	1,661	1,369

Net cash provided by (used in) financing activities	122,251	(60,507)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,076	(9,113)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	41,143	90,573

CASH AND CASH EQUIVALENTS – END OF PERIOD	$47,219	$81,460

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized	$39,888	$56,027

Cash paid for federal and state income taxes (net of refunds received)	$12,091	$(9,450)

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

          Certain reclassifications, having no effect on net income, have been made to the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation. The Company previously recorded expense related to its point-based complimentary goods and services/cash rebates of $5.3 million and $14.4 million for the quarter and nine months ended September 30, 2002, respectively, as a reduction of casino revenue. The Company has reclassified these charges as an increase to promotional allowances to be consistent with industry practice.

Note 2 – Long-term debt

          At September 30, 2003, the Company’s principal outstanding long-term debt was composed of $353.6 million under senior credit facilities and $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. The senior credit facilities consisted of a $75 million revolving credit facility with no outstanding debt and three term loans aggregating $353.6 million in outstanding debt. The borrowing capacity under the senior credit facilities was $68.5 million at September 30, 2003, which consisted of the available borrowings under the $75 million revolving credit facility reduced by $6.5 million of outstanding letters of credit. Each of the facilities bears interest at a variable rate equal to, at the Company’s option, LIBOR (in the case of Eurodollar loans) or the prime rate (in the case of base rate loans), plus an applicable margin. The senior credit facilities and the indenture governing the senior subordinated notes require the Company to comply with various financial and other covenants. At September 30, 2003, the Company was in compliance with all covenants. However, the Company anticipates that capital expenditures for 2003 will exceed the amount currently permitted under the senior credit facilities (approximately $73 million) by approximately $20 million. Accordingly, the Company intends to seek from its lenders a waiver of the capital expenditure limitation under the senior credit facilities prior to the end of 2003.

          The Company seeks to manage interest rate risk associated with variable rate borrowings through balancing fixed-rate and variable-rate borrowings and, where appropriate, the use of derivative financial instruments designated as cash flow hedges. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income (loss). Under an interest rate swap agreement entered into in April 2001, the interest rate on $100 million of LIBOR-based borrowings under the senior credit facilities is fixed at 5.07% plus the applicable margin. As of September 30, 2003, the liability associated with the swap agreement was $2.0 million. As a result of the interest rate swap agreement, the Company paid $1.0 million and $0.8 million of additional interest expense for the three months ended September 30, 2003 and 2002, respectively, and $2.9 million and $2.4 million for the nine months ended September 30, 2003 and 2002, respectively.

          Under an interest rate collar agreement entered into in 1998, $50.0 million of LIBOR-based borrowings under the revolving credit/term loan facility and term loan A of the senior credit facilities have a LIBOR floor rate of 5.39% and a LIBOR ceiling rate of 6.75%, plus the applicable margin. The collar agreement terminated on June 30, 2003. At September 30, 2003 and December 31, 2002, the value of the collar agreement was $0 and $1.0 million, respectively. The value of the collar agreement was recorded as a liability in other long-term liabilities as of December 31, 2002. During the three months ended September 30, 2003 and 2002, the Company reduced interest expense by $0 and $0.2 million, respectively, as a result of a decrease in the liability associated with the collar agreement. The collar agreement reduced interest expense by $1.0 million and $0.5 million for the nine months ended September 30, 2003 and 2002, respectively.

Note 3 – Earnings per share

          Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding over the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of dilutive stock options outstanding using the “treasury stock method.” The components of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003

	(Amounts in Thousands)

Shares used in the computation of basic earnings per share	26,159	26,489	26,067	26,376
Dilutive effect of stock options	208	808	357	649

Shares used in the computation of diluted earnings per share	26,367	27,297	26,424	27,025

Note 4 - Commitments and contingencies

          The Company’s employee health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum amount are fully insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported. At December 31, 2002 and September 30, 2003, the Company’s liabilities for unpaid and incurred but not reported claims totaled $3.6 million and $4.0 million, respectively, and are included in accrued liabilities in the accompanying condensed consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover the payment of future claims.

Note 5 - Comprehensive income

          Comprehensive income represents all changes in stockholders’ equity from non-owner sources during each period presented. Comprehensive income includes changes in the fair value of the interest rate swap agreement described in Note 2 above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003

		(Amounts in Thousands)

Net income	$7,408	$11,884	$35,487	$38,071
Adjustment to fair value of the interest rate swap agreement (net of tax effect)	(791)	664	(1,217)	1,619

Comprehensive income	$6,617	$12,548	$34,270	$39,690

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003

	(Dollars in Thousands, Except Per Share Data)

Net income:
As reported	$7,408	$11,884	$35,487	$38,071
Deduct: compensation expense under fair value-based method (net of tax)	(264)	(450)	(1,257)	(1,554)

Pro forma	$7,144	$11,434	$34,230	$36,517

Basic earnings per share:
As reported	$0.28	$0.45	$1.36	$1.44
Pro forma (net of tax)	$0.27	$0.43	$1.31	$1.38
Diluted earnings per share:
As reported	$0.28	$0.44	$1.34	$1.41
Pro forma (net of tax)	$0.27	$0.42	$1.30	$1.35

For purposes of computing the pro forma compensation expense, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3.5% as of September 30, 2003 and 2.5% as of September 30, 2002; no expected dividend yields for the periods presented; expected lives of 6 years as of September 30, 2003 and 4 years as of September 30, 2002; and expected volatility of 52% as of September 30, 2003 and 55% as of September 30, 2002. The estimated weighted-average fair value per share of options granted was $4.79 as of September 30, 2003 and $3.65 as of September 30, 2002.

Note 7- Recently issued accounting standards

               In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted the provisions of SFAS No. 149 that relate to SFAS 133 Implementation Issues on April 1, 2003. The Company adopted the provisions related to contracts entered into or modified after June 30, 2003 on July 1, 2003, and there was no impact on its financial position, results of operations or cash flows.

               In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 effective July 1, 2003, and there was no impact on its financial position, results of operations or cash flows.

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

               We recently completed, or are currently undertaking, several capital expenditure projects at our properties. These projects include the following:

•	Introduction of the “All New Ameristar Kansas City.” In September 2003, we completed a substantial renovation and enhancement project at Ameristar Kansas City. This project included a comprehensive renovation of the casino, the widespread implementation of ticket-in, ticket-out slot machines and the addition of new restaurant and entertainment venues, including the Great Plains Cattle Co., Amerisports Brew Pub, Falcon Diner, Depot No. 9 Stage and Bar, Pearl’s Oyster Bar and a food court with three popular national chain outlets. The 330-seat Amerisports Brew Pub has a high-tech video system with seven rear projection screens, each capable of displaying multiple events, along with three large plasma screens and 17 televisions.

In our renovation of the casino, we opened up large sections of a wall dividing the casino floor, added escalators in the central portions of the casino floor to improve access to the second level, removed a large portion of the wall that separated the casino from the streetscape to improve visibility into the casino, and replaced the carpet and other finishes throughout the casino. In addition, we added slot machines to the half of the mezzanine level that was previously not being used, which brought the total slot count up to approximately 3,000 machines. We have also relocated and renovated the poker room and high-limit area. We believe these changes substantially improve the layout and flow of the casino area, enhance the overall excitement of the casino and improve customer satisfaction.

•	Renovations and Enhancements at Ameristar Vicksburg. We are currently remodeling and expanding the third level of the casino vessel, including constructing a meeting room, completely renovating the Veranda Buffet, expanding and renovating the kitchen area and enhancing the common areas. We commenced construction in July 2003 and anticipate completing the Veranda Buffet and kitchen projects in November 2003 and the meeting room by January 2004.

               Our quarterly and annual operating results may be affected by, among other things, competitive pressures, gaming tax increases, the commencement of new gaming operations, the amount of preopening expenses, charges associated with debt refinancing or property acquisition and disposition transactions, construction at existing facilities and weather conditions affecting our properties. For example, one of our competitors in the Kansas City market plans to complete a major expansion of its facility in December 2003. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

Results of Operations

               The following table highlights our consolidated results of operations and certain other financial information for our properties:

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Amounts in Thousands)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2003	2002	2003

Net revenues
Ameristar St. Charles	$54,966	$66,005	$131,903	$191,842
Ameristar Kansas City	55,536	55,480	159,732	159,832
Ameristar Council Bluffs	36,920	40,285	109,647	116,753
Ameristar Vicksburg	23,315	23,643	69,161	70,924
Jackpot Properties	16,521	16,115	45,726	45,523
Corporate and other	—	—	175	—

Consolidated net revenues	$187,258	$201,528	$516,344	$584,874

Operating income (loss) (1)
Ameristar St. Charles	$3,900	$15,644	$20,845	$46,301
Ameristar Kansas City	10,080	9,365	32,776	31,230
Ameristar Council Bluffs	10,324	12,339	30,225	33,718
Ameristar Vicksburg	5,469	5,109	18,503	16,301
Jackpot Properties	2,682	2,462	8,424	7,516
Corporate and other	(7,086)	(10,723)	(20,711)	(26,492)

Consolidated operating income	$25,369	$34,196	$90,062	$108,574

Operating income margins (1)
Ameristar St. Charles	7.1%	23.7%	15.8%	24.1%
Ameristar Kansas City	18.2%	16.9%	20.5%	19.5%
Ameristar Council Bluffs	28.0%	30.6%	27.6%	28.9%
Ameristar Vicksburg	23.5%	21.6%	26.8%	23.0%
Jackpot Properties	16.2%	15.3%	18.4%	16.5%

Consolidated operating income margins	13.5%	17.0%	17.4%	18.6%

(1)	For the three and nine months ended September 30, 2002, operating income includes impairment charges of $1.1 million and $5.2 million, respectively, primarily related to assets held for sale at St. Charles and preopening expenses of $4.9 million and $6.4 million, respectively, related to the opening of the new St. Charles facility. For the three and nine months ended September 30, 2003, operating income includes impairment charges of $0.1 million and $0.7 million, respectively, related to slot machines held for sale at all properties and expenses of $1.3 million associated with introducing the “All New Ameristar Kansas City.” Operating income for the three and nine months ended September 30, 2003 also includes corporate costs of $0.9 million related to the unsuccessful pursuit of a corporate acquisition. Operating income margin is operating income as a percentage of net revenues.

Consolidated net revenues for the third quarter of 2003 increased $14.3 million, or 7.6%, from the third quarter of 2002. For the nine months ended September 30, 2003, net revenues increased $68.5 million, or 13.3%, from the corresponding 2002 period. These increases were in substantial part due to the operations of the new St. Charles facility, which opened in August 2002. The increases were also driven by an improvement in net revenues at Ameristar Council Bluffs.

We believe our operations continue to benefit from the success of our business model and operating strategies, including maintaining high quality facilities and executing targeted marketing and cost management strategies. For the three and nine months ended September 30, 2003, consolidated operating income increased 34.8% and 20.6%, respectively, compared to the corresponding 2002 periods. Consolidated operating margins also improved to 17.0% and 18.6% for the quarter and nine months ended September 30, 2003, respectively, from 13.5% and 17.4% for the same periods in 2002. These improvements were achieved despite charges of $1.3 million related to the introduction of the “All New Ameristar Kansas City,” $0.9 million associated with the unsuccessful pursuit of a corporate acquisition and other increases in corporate expenses in 2003.

Consolidated depreciation and amortization expense increased $2.3 million and $12.6 million, respectively, for the quarter and nine months ended September 30, 2003 compared to the quarter and nine months ended September 30, 2002. The increases were primarily due to a substantial increase in depreciable assets resulting from the completion of the new St. Charles facility in August 2002 and the significant enhancement and improvement projects at Kansas City in September 2003.

Consolidated net interest expense increased to $15.1 million and $48.3 million for the three and nine months ended September 30, 2003, respectively, from $13.9 million and $33.9 million in the same periods in 2002, due to the cessation of capitalized interest on the new St. Charles facility. Total interest cost before capitalization of interest decreased to $15.5 million and $49.6 million for the three and nine months ended September 30, 2003, respectively, from $17.4 million and $51.4 million for the same periods in 2002. Interest cost decreased due to a lower-weighted average debt balance in 2003 as a result of mandatory and accelerated reductions of our long-term debt during 2003. Interest cost also decreased due to lower average interest rates associated with our senior credit facilities and a $1.4 million adjustment to our interest accrual on our senior subordinated notes recorded in the third quarter of 2003.

As a result of the foregoing factors, our consolidated net income increased to $11.9 million in the 2003 third quarter from $7.4 million in the third quarter of 2002. Our nine-month results also improved, from $35.5 million for 2002 to $38.1 million for 2003. Net income in the 2003 periods includes a charge of $0.4 million related to the prepayment of $20.0 million of debt under our senior credit facilities.

Ameristar St. Charles

Ameristar St. Charles again posted record results. Net revenues increased 20.1% to $66.0 million and 45.4% to $191.8 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. Gaming revenues increased 22.8% and 44.7%, respectively, and food and beverage revenues increased 33.2% and 112.2%, respectively, for the third quarter and nine months ended September 30, 2003 compared to the prior-year periods. The increases for the quarter and nine months ended September 30, 2003 were due to a full period of operations from the new gaming, restaurant and entertainment facilities. Our market share increased to 31.8% for the third quarter of 2003 compared to 26.8% in the third quarter of 2002.1 Ameristar St. Charles has been the market share leader in the greater St. Louis market in each of the four quarters since the new facility opened.

Operating income for the three and nine months ended September 30, 2002 includes impairment charges and preopening expenses of $4.9 million and $10.3 million, respectively. Excluding these charges, operating income increased by 78.3% and 48.9% for the three and nine-month periods in 2003 compared to the same periods in 2002.

Ameristar Kansas City

On September 12-14, 2003, we introduced the new renovations and enhancements at our Kansas City property with a free public concert, fireworks and other festivities. The enhanced facility includes a completely renovated casino with the widespread implementation of ticket-in, ticket-out slot machine technology and a casino cabaret featuring live Las Vegas-style entertainment. The property also features seven new food and entertainment venues. Despite construction disruption, net revenues at Kansas City remained stable at $55.5 million and $159.8 million, respectively, in the third quarter and nine months of 2003 compared to $55.5 million and $159.7 million, respectively, for the same periods in 2002. Ameristar Kansas City’s market share increased by approximately 1.0% for the third quarter of 2003 compared to the third quarter of 2002.

Operating income was $9.4 million and $31.2 million for the three and nine months ended September 30, 2003, respectively, compared to $10.1 million and $32.8 million for the same periods in 2002. In 2003, operating income was negatively impacted by $1.3 million of costs incurred to open the new venues and to advertise, market and promote the introduction of the “All New Ameristar Kansas City.” Operating income was also impacted by increases in depreciation expense of $0.3 million and $0.6 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the 2002 periods, due to newly constructed assets being placed in service. Operating margins in 2003 declined from 2002 levels, as increases in fixed costs were not matched by revenue growth.

1 All market share information in this Quarterly Report is based on gross gaming revenues.

Ameristar Council Bluffs

Ameristar Council Bluffs posted solid results for the third quarter and the first nine months of 2003. Net revenues increased 9.1% to $40.3 million and 6.5% to $116.8 million, respectively, for the three and nine months ended September 30, 2003 compared to the same periods in 2002. Net revenues were driven by improvements in slot revenues of 5.9% and 7.1%, respectively, for the quarter and nine months ended September 30, 2003 compared to the same periods in 2002. The increases in slot revenues were due to an increase in the number of slot machines and favorable adjustments to the mix of slot machines. Ameristar Council Bluffs increased its market share to 39.4% in the third quarter of 2003 from 38.0% in the prior-year period. The property has now been the market share leader for 25 consecutive months.

Operating income at Ameristar Council Bluffs grew to $12.3 million, an increase of 19.5%, and $33.7 million, an increase of 11.6%, for the three and nine months ended September 30, 2003, respectively. Operating margins also improved to 30.6% and 28.9%, respectively, for the quarter and nine months ended September 30, 2003 from 28.0% and 27.6%, respectively, for the 2002 periods.

Ameristar Vicksburg

Despite continuing softness in the Vicksburg gaming market, Ameristar Vicksburg reported increases in net revenues of 1.4% to $23.6 million and 2.6% to $70.9 million, respectively, for the third quarter and nine months ended September 30, 2003 compared to the same periods in 2002. Food and beverage revenues were negatively impacted by the renovation of the Veranda Buffet. Ameristar Vicksburg continued to maintain its long-time market leadership position, with a 40.1% share in the third quarter of 2003.

Operating income decreased 6.6% to $5.1 million and 11.9% to $16.3 million for the three and nine months ended September 30, 2003, respectively. The decline in operating income was in substantial part due to higher health insurance costs resulting from a significant increase in the number of large claims.

Jackpot Properties

Net revenues at the Jackpot Properties decreased $0.4 million, or 2.5%, and $0.2 million, or 0.4%, respectively, for the three and nine months ended September 30, 2003 compared to the same periods in 2002. Entertainment revenues decreased in 2003 as a result of a decrease in the number of performances. Hotel revenues also decreased in 2003 due to lower occupancy. The Jackpot Properties continue to be negatively impacted by a sluggish Southern Idaho economy and also face increased competition from an Idaho Native American gaming facility which is closer to a portion of our primary market area.

Operating income at the Jackpot Properties decreased $0.2 million, or 8.2%, and $0.9 million, or 10.8%, respectively, for the three and nine months ended September 30, 2003 compared to the same periods in 2002. In addition to lower revenues, our operating income in 2003 was impacted by higher general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operations was $112.1 million for the nine months ended September 30, 2003 compared to $82.2 million for the same period in 2002 due to improvements in our operating results, as discussed under “Results of Operations” above.

For the nine months ended September 30, 2003, net cash used in investing activities was $60.7 million, compared to $198.4 million in the 2002 period. The total cash outlay for capital expenditures during the first nine months of 2003 was $62.1 million and included expenditures related to the renovation and enhancement projects at Ameristar Kansas City, our continued implementation of ticket-in, ticket-out slot machines, information technology projects and general capital maintenance at all properties. During the first nine months of 2002, we incurred $203.1 million in capital expenditures for the new casino, dining and entertainment facilities at Ameristar St. Charles, the parking garage at Ameristar Kansas City and general capital maintenance at all properties.

Net cash used in financing activities was $60.5 million during the nine months ended September 30, 2003. During this period, we repaid $61.7 million of long-term debt, including $34.1 million of prepayments of our senior credit facilities and other debt. Net cash provided by financing activities for the nine months ended September 30, 2002 was $122.3 million. During the nine months ended September 30, 2002, we borrowed $131.2 million under our senior credit facilities and made $9.7 million of mandatory principal payments.

At September 30, 2003, our total debt was $737.3 million and we had approximately $68.5 million of available borrowing capacity under our senior credit facilities. Our principal long-term debt consists of $353.6 million outstanding under the senior credit facilities and $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009.

During the fourth quarter of 2003, we will make approximately $6.0 million of mandatory principal payments on our long-term debt. Additionally, we intend to prepay up to $20.0 million of long-term debt during the fourth quarter.

At September 30, 2003, we had $81.5 million of cash and cash equivalents, approximately $45 million of which was required for daily operations.

Capital expenditures for 2003 will exceed the amount currently permitted under our senior credit facilities (approximately $73 million) by approximately $20 million due to the acceleration of our implementation of “coinless” slots at our properties and the expanded scope of the renovation and improvement projects recently completed at Ameristar Kansas City. Accordingly, we expect to seek from our lenders a waiver of the capital expenditure limitation under our senior credit facilities prior to the end of the year.

While we do not currently anticipate any difficulties in obtaining the waiver, we cannot give any assurances that we will be able to do so.

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

Our effective income tax rates were 37% and 37%, respectively, for the quarter and nine months ended September 30, 2003 compared to 34% and 36%, respectively, for the same periods in 2002. The federal income tax statutory rate was 35% in both years. The differences from the statutory rate are due to the effects of state income tax expense and certain expenses we incurred that are not deductible for federal income tax purposes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Securities and Exchange Commission (“SEC”) Release No. 33-8182.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We adopted the provisions of SFAS No. 149 that relate to SFAS 133 Implementation Issues on April 1, 2003. We adopted the provisions related to contracts entered into or modified after June 30, 2003 on July 1, 2003, and there was no impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We adopted SFAS No. 150 effective July 1, 2003, and there was no impact on our financial position, results of operations or cash flows.

Internal Control over Financial Reporting

In June 2003, the SEC issued Release No. 33-8238, “Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports,” pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The rules of the SEC require that we assess and report annually on our internal control over financial reporting and require that our independent public accountants attest to our assessment. We will be required to issue our first report on internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2004. We have developed a formal plan to achieve compliance with these requirements and we are proceeding with the implementation of this plan.

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of words such as “believes,” “anticipates,” “intends,” “expects,” “plans,” or words of similar meaning, in relation to us or our management. Similarly, statements that describe our future operating performance, financial results, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of the factors, risks and uncertainties that could affect our future results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2003, we had $353.6 million outstanding under the senior credit facilities bearing interest at variable rates (as described more fully in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements). Of this amount, $100.0 million is covered by an interest rate swap agreement that fixes the interest rate thereon. Other than the borrowings under the senior credit facilities that are not covered by the interest rate swap agreement and $1.1 million in other long-term debt outstanding at September 30, 2003 (collectively, the “Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime rate (in the case of base rate loans), plus an applicable margin. At September 30, 2003, the weighted average interest rate applicable to the Variable Rate Debt was 3.9%. An increase of one percentage point in the weighted average interest rate applicable to the Variable Rate Debt outstanding at September 30, 2003 would increase our annual interest cost by approximately $2.5 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements for additional amounts of principal under the senior credit facilities as market conditions warrant.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our 2003 Annual Meeting of Stockholders was held on July 18, 2003.

(b) and (c)	The following table shows the tabulation of votes for all matters put to vote at our 2003 Annual Meeting of Stockholders.

				Broker Non-
Matters Put to Vote	For	Against/Withheld	Abstentions	votes

Election of Class B Directors:
Thomas M. Steinbauer	22,943,332	2,885,413	0	0
Leslie Nathanson Juris	25,356,584	472,161	0	0
Proposal to approve an amendment to the Amended and Restated 1999 Stock Incentive Plan to increase the number of shares available for issuance thereunder to 5,500,000	20,958,731	4,862,736	7,278	0

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing

10.1	Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Incorporated by reference to Appendix C to the definitive Proxy Statement filed by Ameristar Casinos, Inc. on April 30, 2003

31.1	Certification of Craig H. Neilsen, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

(b) Reports on Form 8-K

On July 29, 2003, we filed a Current Report on Form 8-K in which we furnished, pursuant to Items 9 and 12, our press release regarding our results of operations for the second quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC.
Registrant

Date: November 13, 2003	By:	/s/ Thomas M. Steinbauer

Thomas M. Steinbauer
Senior Vice President of Finance, Chief
Financial Officer and Treasurer