Form 10-K
period 2003-12-31
AMERISTAR CASINOS INC
filed 2004-03-15
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ _to ____________

Commission file number: 0-22494

AMERISTAR CASINOS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0304799
State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization

3773 Howard Hughes Parkway
Suite 490 South
Las Vegas, Nevada 89109
(Address of Principal Executive Offices)

Registrant’s Telephone Number, including area code: (702) 567-7000

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes[X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently-completed second fiscal quarter: approximately $231,900,000, based on the last reported sale price of the registrant’s Common Stock on the Nasdaq National Market on June 30, 2003.

As of March 8, 2004, 26,926,149 shares of Common Stock of the registrant were outstanding.

Portions of the registrant’s definitive Proxy Statement for its July 16, 2004 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

     Unless the context indicates otherwise, all references in this Report to “Ameristar” or “ACI” refer to Ameristar Casinos, Inc. and all references to the “Company,” “we,” “our,” “ours” or “us” refer to Ameristar and its consolidated subsidiaries. This Report contains certain forward-looking statements, including management’s plans and objectives for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future plans, objectives, strategies, financial results, financial position, operational expectations or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control. Accordingly, actual results could differ materially from those contemplated by any forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to “Item 1. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of some of the factors, risks and uncertainties that could materially affect the outcome of future results contemplated by forward-looking statements.

     You should also be aware that while we communicate from time to time with securities analysts, we do not disclose to them any material non-public information, internal forecasts or other confidential business information. Therefore, you should not assume that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility.

PART I

Item 1. Business

Introduction

     We are a leading developer, owner and operator of casinos and related entertainment facilities in local and regional markets. Our six properties in five markets exemplify high-quality design and construction and offer outstanding dining, lodging and entertainment options along with the most current gaming technology. Our strategy focuses on providing a dynamic total casino-entertainment experience that has proven itself through our market share leadership in each of our five markets.

     Our casinos include the most spacious floors and the largest number of games in each of our markets. Our properties emphasize slot play and feature state-of-the-art slot machines, most of which incorporate convenient ticket-in, ticket-out technology, and the newest multi-coin nickel and penny denomination games. We also offer a wide range of popular table games, including blackjack, craps and roulette, and live poker at some of our properties. We generally emphasize competitive minimum and maximum betting limits based on each market. Our gaming revenues are derived, and we expect them to continue to be derived, from a broad base of customers, and we do not depend upon high-stakes players. We extend credit to our Mississippi and Nevada gaming customers only in limited circumstances and limited amounts on a short-term basis and in accordance with the credit restrictions imposed by gaming regulatory authorities. The issuance of casino credit is prohibited in Missouri and Iowa.

     We offer a greater variety of dining choices than the other casinos in our markets. Our signature restaurant concepts include warm and intimate steakhouses, elaborate buffets with interactive display cooking and 24-hour casual dining restaurants. In addition, our dynamic sports bars feature the most advanced audio-visual technology in their markets. The private Star Clubs offer our select Star Awards members an exclusive and comfortable place to relax at all Ameristar-branded properties.

     Our total entertainment strategy includes a wide range of entertainment, showcasing live local, regional and national talent. Our major venues feature popular headliners in music and comedy, as well as professional boxing, while our highly themed Bottleneck Blues Bars and other smaller venues set the stage for national and regional bands. Cabaret stages energize each of our casino floors with live entertainment.

     The following table presents selected statistical and other information concerning our properties as of March 1, 2004.

	Ameristar	Ameristar		Ameristar	Ameristar	The Jackpot
	St. Charles	Kansas City		Council Bluffs	Vicksburg	Properties (1)

Opening Date	1994	1997		1996	1994	1956
Casino Square Footage (approx.)	130,000	140,000		38,500	42,000	29,000
Slot Machines (approx.)	3,205	2,930		1,560	1,359	1,021
Table Games	83 (2)	103	(2)	37	36	28 (2)
Hotel Rooms	—	184		444 (3)	150	420
Restaurants/Bars	7/6	11/9	(4)	4/4	3/3	5/4
Restaurant/Bar Seating Capacity	1,636/147	1,820/480	(4)	1,059/61	820/55	534/126
Guest Parking Spaces (approx.)	4,000	7,150		3,000	1,700	1,130
Other Amenities	300-Seat VIP Players’ Club; Gift Shop; Amusement Arcade	1,384-Seat Entertainment Facility; 18-Screen Movie Theater (5); Gift Shop; Amusement Arcade; Cigar Bar; 85-seat VIP Players’ Club; Kids Quest Children’s Activity Center (5)		2,850-Seat Outdoor Entertainment Facility; Meeting Space; Indoor Swimming Pool & Spa; Exercise Facility; Gift Shop; Amusement Arcade; 75-seat VIP Players’ Club; Kids Quest Children’s Activity Center (5)	3,200-Seat Outdoor Entertainment Facility; Swimming Pool; Meeting Space; Gift Shop	3,550-Seat Outdoor Entertainment Facility; 356-Seat Showroom; Sports Book; Meeting Space; RV Park; Swimming Pool; Gift Shop; General Store; Service Station; Amusement Arcade; Styling Salon; Tennis Courts

(1)	Includes the operations of Cactus Petes Resort Casino and The Horseshu Hotel & Casino.

(2)	Includes poker.

(3)	Includes 284 rooms operated by affiliates of Kinseth Hospitality Corporation and located on land owned by us and leased to affiliates of Kinseth.

(4)	Includes a 52-seat food court and Arthur Bryant’s Barbeque restaurant leased to and operated by third parties.

(5)	Leased to and operated by a third party.

     Ameristar St. Charles. The 74,000 square-foot porte-cochere at Ameristar St. Charles provides a stunning entry to this expansive facility. Once inside, a dramatic laminar flow fountain welcomes guests to a historically-themed streetscape that opens onto a complete casino entertainment experience.

     The 130,000 square-foot casino floor ranks Ameristar St. Charles among the 15 largest casinos in the U.S. The two-level gaming area feels spacious and open; it accommodates 3,205 slot and video poker machines and 83 tables games, including a 12-table poker room.

     Seven restaurants offer a range of choices, such as the upscale 47 Port Street Grill steakhouse with exhibition cooking, chef’s tables and a private dining room; the chic King Cat Club martini bar; the Landmark Buffet with its multiple serving stations and intimate dining rooms named for local historic sites; and the Southern front-porch inspired Pearl’s Oyster Bar. The 24-hour Falcon Diner recreates the American diner with comfortable booths, a soda fountain and Art Deco architecture. The Diner is complemented by a gourmet pastry and coffee bar. The Bottleneck Blues Bar features Southern cuisine as well as live headline entertainment, set off by eclectic Delta blues club decor. Amerisports Bar & Grill boasts a 34-foot-long video wall and two high-tech, giant video screens, which complement the state-of-the-art audio-video system that includes tables customized with personal screens and speakers.

     Ameristar St. Charles was chosen as “Best Casino” by Riverfront Times in its 2003 and 2002 Best of St. Louis issues. The property also won 17 “Best of” Casino Player Awards and six “Best of” Midwest Gaming Awards in 2003.

     The property is located immediately north of the Interstate 70 bridge over the Missouri River in the St. Louis metropolitan area, strategically situated to attract patrons from the St. Charles and greater St. Louis area, as well as tourists from outside the region. Interstate 70 is a 10-lane, east-west freeway offering easy accessibility to, and direct visibility of, the Ameristar St. Charles site.

     Ameristar Kansas City. Our largest property, Ameristar Kansas City, ranks among the top 10 largest casino floors in the U.S. Over the past 18 months, a $64 million investment in renovations and enhancements has created dramatic improvements to this facility.

     The 140,000 square-foot casino floor has been reconfigured to substantially improve the layout and flow; it also now allows better visibility from the streetscape and has new carpet and finishes. Further, the casino floor boasts a newly renovated high-limit area and poker room, which is the largest in the Midwest. The casino features 2,930 slot and video poker machines and 103 table games.

     Dining at Ameristar Kansas City reflects our strategy to offer more choices: guests can select from 11 restaurants and nine bars/lounges. The Great Plains Cattle Co. steakhouse has a unique Kansas-City inspired atmosphere. Bugatti’s Little Italy Café is recognized as a “Don’t Miss Dining Venue” in the Zagat Survey. The 24-hour Falcon Diner mirrors our Ameristar St. Charles diner and serves great American favorites and desserts. At The Buffet, guests experience eight stations, from salad to dessert. Casual dining options are available at an open-seating food court, where we lease space to three national brands: Burger King, Sbarro Pizza, and Cold Stone Creamery. The new Amerisports Brew Pub features state-of-the-art video and audio technology on 41 screens. The Brew Pub also features an exhibition brewery where customers can observe the production of Ameristar’s award-winning private label beers and choose from a variety of menu items.

     The property also features a wide scope of entertainment options. The Star Pavilion seats 1,384 guests and showcases headline entertainers and professional boxing. The distinctive Depot #9 Stage and Saloon, near the porte-cochere entrance to the property and connected to a historic Pullman railroad car, showcases local and regional bands. Finally, the casino cabaret provides nightly entertainment on the gaming floor.

     A 184-room hotel, as well as a state-of-the-art 18-screen movie theater complex, gift shop, video game arcade and Kids Quest activity center, complete the amenities at Ameristar Kansas City. All are easily accessible via ample surface parking or a climate-controlled walkway from a 2,650-space parking garage that was added in 2002.

     The facility earned the 2002 and 2003 Gold Award for “Best Casino” in Ingram’s Best of Business Edition, “Best Casino” in the 2002 and 2003 Kansas City Magazine’s “Best of Kansas City” readers’ poll, and 2003 “Favorite Casino Hotel in Missouri” in Midwest Gaming and Travel and Casino Player Magazine.

     Located seven miles from downtown Kansas City, Missouri, Ameristar Kansas City is specifically designed to attract customers from the greater Kansas City area, as well as regional overnight guests. The property is in close proximity to the Interstate 435 bridge. Interstate 435 is a six-lane, north-south expressway offering easy access to, and direct visibility of, Ameristar Kansas City.

     Ameristar Council Bluffs. Ameristar Council Bluffs features the largest riverboat and the most casino games in Iowa, comprising 38,500 square feet of gaming space with 1,560 slot machines and 37 table games.

     The Ameristar Hotel and Main Street Pavilion comprise the property’s landside facilities. The luxurious 160-room hotel, including 40 whirlpool guestrooms and suites, has earned the American Automobile Association Four Diamond designation for the past five years. It was the first riverboat casino hotel to earn this distinction, and it is currently the only AAA Four Diamond hotel in greater Omaha. On land, guests will also find the exclusive Star Club players’ lounge; the upscale Waterfront Grill steakhouse with its open fireplace and intimate setting; the Veranda Buffet with its multiple cooking stations; and the Prairie Mill Cafe & Bakery, a 24-hour specialty restaurant and fresh bakery.

     The Amerisports Bar and Cabaret offers dining and live entertainment, as well as 42 television screens, the largest of which is a 9’ by 12’ mega-screen. Other entertainment venues are the casino cabaret and the Star Arena, a scenic 2,850-seat amphitheater — and the city’s only outdoor riverfront entertainment venue — on the banks of the Missouri River. Other amenities include a Kids Quest activity center, fitness facility, indoor pool, gift shop, an ice cream and sweet shop and convention space.

     The Waterfront Grill steakhouse was named one of the Omaha area’s top-10 restaurants by the Omaha World-Herald in 2002 and 2003. The property won eight “Best of” Casino Player Awards, as well as 12 “Best of” Midwest Gaming Awards, in 2003.

     Located across the Missouri River from Omaha, the property is adjacent to the Nebraska Avenue exit on Interstate 29, immediately north of the junction of Interstate 29 and Interstate 80.

     Ameristar Vicksburg. Ameristar Vicksburg has been the long-time market leader, attributable to its superior location, premier product quality and outstanding dining and entertainment options.

     The three-level dockside casino is significantly wider than typical riverboat casinos, providing a spacious feel. The casino features 42,000 square feet of gaming space, 1,359 slot machines and 36 table games.

     In mid-2001, we completed a $15 million capital improvement project at the property, including renovating and expanding the casino; installing new-generation slot machines; creating a new Star Club players’ lounge; and adding the Bottleneck Blues Bar, a Delta-style blues club featuring live entertainment and gaming.

     In December 2003, we completed a $9 million buffet and kitchen renovation, re-branding the 400-seat venue as the Heritage Buffet, which features seven specialty food stations. In the first quarter of 2004, we have added private meeting facilities with audio/visual capabilities. The property’s restaurants also include the upscale Waterfront Grill, overlooking the Mississippi River; and the Bottleneck Blues Bar Express Café, with regionally influenced quick-service menu selections.

     The 150-room hotel at Ameristar Vicksburg earned a Three Diamond rating from the American Automobile Association, and the property won eight “Best of” Casino Player Awards in 2003.

     Ameristar Vicksburg is located one-quarter mile north of Interstate 20 in Vicksburg, Mississippi. The property is visible from the highway exit ramp and is the closest casino to I-20, a major east-west thoroughfare that connects Atlanta and Dallas. It caters primarily to guests from the Vicksburg and Jackson, Mississippi and Monroe, Louisiana areas. The nearby Vicksburg National Military Park attracts more than one million visitors annually.

     The Jackpot Properties. Cactus Petes Resort Casino and The Horseshu Hotel & Casino are both located in Jackpot, Nevada, just south of the Idaho border. The Jackpot properties have been operating since 1956, and embody our cornerstone values of superior product quality, premier amenities and exciting entertainment.

     Together, the Jackpot properties feature approximately 29,000 square feet of gaming space, 1,021 slot machines and 28 table games, including poker, as well as a sports book.

     The properties’ resort amenities including 420 hotel rooms, with 30 deluxe hot-tub suites; an Olympic-sized pool and heated spa; a styling salon; lighted tennis courts; a recreational vehicle park; and access to a nearby 18-hole golf course. In addition, a general store and a service station serve guests and regional travelers. Dining selections include an extensive buffet, The Plateau Room gourmet restaurant, two 24-hour casual dining restaurants, a coffee shop and a snack bar. Cactus Petes’ Gala Showroom brings in nationally known entertainment.

     Cactus Petes and The Horseshu have long held Four Diamond and Three Diamond ratings, respectively, from the American Automobile Association; Cactus Petes has been named “Best Hotel/Resort” in rural Nevada for three consecutive years since 2000 by Nevada Magazine.

     The properties are located on Nevada State Highway 93, a major regional north-south route, and serve customers primarily from Idaho, and secondarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces.

Our Business Strategies

     Our key business strategies are to develop the highest quality facilities in our markets, with a wide range of amenities, leading gaming technology and efficient, centralized management. These strategies are designed to create a complete entertainment experience and provide courteous and efficient service that meets or exceeds our customers’ expectations.

     The core components of our business strategies are as follows:

     High Quality Facilities

     We believe we have designed and built the highest quality state-of-the-art facilities in each of the markets in which we operate. Inherent in our project development process is the effective collaboration, coordination and cooperation of our operations and design/construction teams. As a result, our facilities are of superior quality and include cutting-edge technology, which provides our guests with an exciting and complete entertainment experience.

     Diverse Range of Amenities

     We believe the size and diversity of our amenities is key to attracting customers and developing repeat business. We seek to broaden our appeal by offering more amenities than our competition. We believe that more choices attract more types of customers. Our properties offer restaurants ranging from casual to upscale, and customers can choose from entertainment options ranging from cabaret lounges and sports bars to outdoor amphitheaters and multipurpose entertainment pavilions. Some examples of our non-gaming amenities that have proven successful are our high-tech Amerisports Bars (Council Bluffs, St. Charles and Kansas City), our signature steakhouses (Company-wide) and our unique Bottleneck Blues Bars (Vicksburg and St. Charles). In addition, our properties regularly feature nationally known entertainers, including Paul Anka, the Beach Boys, Pat Benatar, Michael Bolton, the Doobie Brothers, Heart, Julio Iglesias, BB King, Lonestar, Martina McBride, Bob Newhart, LeAnn Rimes, Kenny Rogers, Sinbad, Randy Travis and Dionne Warwick.

     Leading Gaming Technology

     Slot machines are the core driver of our casino business. We believe that leading our markets in slot machine trends is essential to our success. The most significant innovation in slots today is ticket-in, ticket-out, which creates a more convenient coinless gambling experience for our customers and increases the revenue we earn on each machine. We led our markets in the introduction of this technology and currently approximately 75% of the slot machines at our Ameristar-branded properties have ticket-in, ticket-out capability. We plan to increase this to approximately 100% by the end of 2004. We were also the first operator in our markets to introduce a large supply of new-generation nickel and penny video reel slot machines. Although many of our competitors now offer these machines, we believe that we gained a significant competitive advantage by leading this trend.

     We also continue to focus on the most appropriate product mix. We continually analyze slot utilization and slot machine win per unit and determine the most profitable slot machine mix.

     Marketing

     Our marketing efforts are designed to support each of our properties as the number one casino and entertainment destination in their respective markets. Our multi-tiered players’ clubs are designed to identify and reward guests based on their level of play. Our best players receive enhanced personalized service and additional benefits through our hosting and ambassador teams. We communicate our entertainment and promotional activities to our guests through targeted direct mail as well as traditional media channels (television, print, radio and outdoor advertising).

     Centralized Operations

     Since the inception of the Company, we have developed a number of “best practice” processes and strategies for our operations. We believe that we can enhance our revenues and minimize our costs by standardizing these practices across all properties. We have centralized operations in marketing, food and beverage, hotel and gaming. In administration, we have centralized many aspects of purchasing, accounts payable, human resources, information technology and other departments. We build into these processes a high level of collaboration and communication among our six casino properties and our corporate team. Working together allows us to continually refine these processes and at the same time efficiently manage our business.

Future Expansion

     We continually evaluate opportunities to expand our operations through a variety of means, including entering new North American markets created by the legalization or expansion of casino gaming, developing new casinos or buying existing casinos in established North American casino gaming markets and expanding through continued growth at our existing properties. Although our preference is to own and operate each of our gaming properties, we may also consider expansion opportunities involving management contracts or joint ventures, including Native American gaming opportunities.

     We are also exploring expansion opportunities in the United Kingdom in anticipation of the expected reform of that country’s casino gaming laws. Draft legislation was published for comment by the government in late 2003 that would allow large-scale modern casinos to be developed throughout the United Kingdom. Government officials have announced intentions to introduce primary reform legislation in late 2004 or early 2005, although no assurance has been given that this schedule will be adhered to. The development of modern casinos would further require the adoption of secondary gaming legislation, the adoption of planning and tax policies conducive to attract development, the formation of a new regulatory agency and the adoption of regulations.

     We continually review the operating performance of each of our existing properties and the feasibility of enhancing their performance through targeted capital expenditure programs. In doing so, we assess the anticipated relative costs and benefits of the projects under consideration, the availability of cash flows and debt financing to fund capital expenditures and competitive and other relevant factors. During 2004, we intend to add more coinless slot machines at our properties, achieving a 100% installed base at each of our Ameristar-branded properties, and begin a complete renovation of the hotel rooms at Ameristar Council Bluffs and Ameristar Kansas City.

Markets

     The following table presents a summary of the market characteristics and market performance of our Ameristar-branded properties as of December 31, 2003.

	Ameristar	Ameristar	Ameristar	Ameristar
	St. Charles	Kansas City	Council Bluffs	Vicksburg

Adult population - within 50 miles	1.8 million	1.4 million	1.0 million	0.5 million
Adult population - within 100 miles	3.7 million	2.7 million	1.7 million	1.0 million
No. of market participants	5	4	3	4
2003 annual market gaming revenue — $ in millions	$842.4	$614.3	$388.1	$239.7
2003 market growth rate	4.7%	0.4%	1.1%	(1.7%)
2003 market share	31.3%	34.4%	39.2%	40.7%
2002 market share	24.4%	34.2%	37.9%	39.2%
2003 market share rank	#1	#1	#1	#1

     Jackpot, Nevada is just across the border from the State of Idaho. The primary market area for the Jackpot Properties is Twin Falls (located approximately 45 miles north of Jackpot), Boise and eastern Idaho (both of which are approximately 150 miles from Jackpot). The primary market area comprises approximately 600,000 adults. The balance of the Jackpot properties’ customers comes primarily from the northwestern United States and southwestern Canada. As of December 31, 2003, the Jackpot properties had 63% of the slot machines and 70% of the table games in the Jackpot market.

Competition

     St. Charles

     Ameristar St. Charles competes with four other gaming operations located in the metropolitan St. Louis area. Two of these competitors are located in the State of Illinois. Unlike the State of Missouri, Illinois does not impose a $500 per person loss limit, does not require a mandatory identification card to enter a casino and allows credit play. However, Illinois casinos are limited in the number of gaming positions allowed and are subject to a higher rate of gaming taxes than Missouri casinos. Our principal competitor is in the process of completing a $75 million expansion, which includes an additional hotel tower, with a targeted completion date of mid- to late-2004. There were no other major capital improvements or expansions in the St. Louis market in 2003.

     The St. Louis gaming market is currently insulated from other casino gaming markets. The Missouri Gaming Commission has announced that it will consider applications for additional gaming licenses in the St. Louis area, and St. Louis city officials and members of the Missouri Gaming Commission have expressed a desire for the replacement of the President Casino in downtown St. Louis with an improved facility. If one or more additional gaming licenses are granted or the President Casino is replaced or upgraded, Ameristar St. Charles would face additional competition. Illinois has one dormant gaming license that it intends to reissue in the greater Chicago area. Accordingly, we do not anticipate any new competition in the Illinois portion of the St. Louis market.

     Kansas City

     Ameristar Kansas City competes with three other gaming operations located in and around Kansas City, Missouri. In December 2003, Argosy Casino, located approximately 13 miles from Ameristar Kansas City, replaced its existing three-level casino riverboat with a single-level 62,000 square foot barge-based facility. Argosy increased its number of gaming positions by 50% and enhanced its restaurant and land-based amenities. There were no other major capital improvements or expansions by our Kansas City market competitors in 2003.

     The Kansas City market is currently insulated from other casino gaming markets, with no competing markets within 50 miles. However, see “Risk Factors” for information concerning current proposals to legalize casino gaming in or near Kansas City, Kansas, which is in close proximity to Ameristar Kansas City.

     Council Bluffs

     Ameristar Council Bluffs operates one of three gaming licenses issued for the Council Bluffs gaming market pursuant to an operating agreement with Iowa West Racing Association. The other competitors are operated by a single company and consist of another riverboat casino and a slots-only pari-mutuel racetrack casino. The operator of the competing riverboat casino recently completed an $8.5 million upgrade of its hotel and public areas, along with remodeling the steakhouse and opening a martini bar in 2003. In addition, the competing facilities began increasing the number of coinless slots in their machine base throughout 2003. The Iowa Racing and Gaming Commission recently approved the addition of 250 slot machines at the competing racetrack casino. This competitor also plans to add a new buffet and various other non-gaming amenities, with an expected completion date for the project in the second quarter of 2005.

     The Council Bluffs market is currently insulated from other casino gaming markets, with the nearest competing gaming jurisdiction located approximately 90 miles away. However, the State of Nebraska is currently considering various proposals to legalize casino gaming which, if passed, would likely result in increased competition to Ameristar Council Bluffs. Further, the Iowa legislature is considering a bill which, among other things, would permit the operation of table games and video poker at pari-mutuel racetracks. See “Risk Factors” for further discussion of these matters.

     Vicksburg

     Ameristar Vicksburg competes with three other gaming operations located in Vicksburg. In October 2003, a change of ownership occurred at one of Ameristar Vicksburg’s competitors. We believe that, to date, the change in ownership has benefited Ameristar Vicksburg. There were no major capital improvements or expansions by our Vicksburg market competitors in 2003. The Vicksburg market also faces regional competition from two casinos owned by a Native American tribe in Philadelphia, Mississippi, located about 70 miles east of Jackson and 115 miles east of Vicksburg. Vicksburg is also subject to competition from four casinos and one slots-only racetrack in Shreveport and Bossier City, Louisiana, located approximately 175 miles from Vicksburg.

     Several potential gaming sites still exist in or near Vicksburg and from time to time potential competitors have proposed the development of additional casinos. In addition, proposals have been made from time to time to develop additional Native American casinos in Louisiana and Mississippi, some of which could be competitive with the Vicksburg market if completed.

     Jackpot

     The Jackpot properties compete with four other hotels and motels (three of which also have casinos) in Jackpot. There were no major capital improvements or expansions in the Jackpot market in 2003. We are not aware of any other expansion plans by existing or potential competitors in Jackpot in the near future; however, casinos with video lottery terminals (“VLT”) similar to slot machines are operated on Native American land in Idaho, including one near Pocatello with approximately 500 VLT machines that is operated by the Shoshone-Bannock Tribes.

     In November 2002, the Idaho electorate passed Proposition 1, which legalized specific ticket-pay gaming machines on Native American reservations in the state, along with a limited growth plan allowing an increase of 5% in machine count per year, not to exceed 25% over the next 10 years, with a subsequent renegotiation of compacts thereafter. A legal challenge to Proposition 1 has been filed and is currently pending. Litigation is also pending concerning the scope of gaming permitted under the compact between the State of Idaho and the Shoshone-Bannock Tribes.

     In addition, casino gaming on Native American lands in both western Washington and northeastern Oregon has been in operation for several years and casinos also operate in Alberta, Canada.

Employees and Labor Relations

     As of March 1, 2004, we employed approximately 7,050 employees. None of our employees is employed pursuant to collective bargaining or other union arrangements. We believe our employee relations are good.

Incorporation

     Ameristar was incorporated in Nevada in 1993.

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

     Our operating properties are located in jurisdictions that restrict gaming to certain areas or are adjacent to states that prohibit or restrict gaming operations. These restrictions and prohibitions provide substantial benefits to our business and our ability to attract and retain customers. The legalization or expanded legalization or authorization of gaming within or near a market area of one of our properties could result in a significant increase in competition and have a material adverse effect on our business, financial condition and results of operations. Economic difficulties faced by state governments, as well as the increased acceptance of gaming as a leisure activity, could lead to intensified political pressure for the expansion of legalized gaming.

     From time to time, legislation and ballot measures have been unsuccessfully proposed in Kansas and Nebraska for the legalization of gaming. In Nebraska, proponents of referenda that would legalize various forms of casino gaming are soliciting signatures to place the referenda on the statewide ballot in November 2004. In both Nebraska and Kansas, bills have been introduced in the legislature for the legalization of casino gaming. These proposals would authorize gaming in or near, among other places, Omaha, Nebraska and Kansas City, Kansas, in close proximity to our existing facilities in Council Bluffs, Iowa and Kansas City, Missouri, respectively. The legalization of gaming in these locations and the additional competition resulting from the subsequent development of competing gaming properties could have a material adverse effect on us. Even if the current proposals are unsuccessful, we expect similar proposals will be made in the future and may be adopted.

     The Missouri Gaming Commission has announced that it will consider applications for additional gaming licenses in the St. Louis area. St. Louis city officials and members of the Missouri Gaming Commission have also stated that they would like to see a currently operating casino in downtown St. Louis improved or replaced. If one or more additional gaming licenses are issued in the St. Louis area or the facility in downtown St. Louis improved, Ameristar St. Charles would face additional competition.

     The Iowa Racing and Gaming Commission recently approved the addition of 250 slot machines for one of our competitors in Council Bluffs, and this competitor also plans to add a new buffet and certain other non-gaming amenities. Additionally, the Iowa legislature is currently considering a bill that would, among other things, eliminate the cruising requirements currently applicable to riverboat casinos and permit table games and video poker at pari-mutuel racetracks (which are currently limited to slot machines). If enacted, we believe that Ameristar Council Bluffs would be adversely affected by the operation of table games and video poker at the competing racetrack casino in Council Bluffs.

     Native American gaming facilities in some instances operate under regulatory and financial requirements that are less stringent than those imposed on state-licensed casinos, which could provide them with a competitive advantage and lead to increased competition in our markets. Recently, our Jackpot properties have seen intensified competition from an Idaho Native American facility that is closer to a portion of our market area.

     The entry into our current markets of additional competitors could have a material adverse effect on our business, financial condition and results of operations, particularly if a competitor were to obtain a license to operate a gaming facility in a superior location. Furthermore, increases in the popularity of, and competition from, Internet and other account wagering and gaming services, which allow customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could have a material adverse effect on our business, financial condition, operating results and prospects.

If the jurisdictions in which we operate increase gaming taxes and fees, our results could be adversely affected.

     State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Periods of economic downturn and budget deficits such as currently exist in many states may intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. In 2002, large gaming tax increases were enacted in Illinois and Indiana. In 2003, Illinois enacted an additional large gaming tax increase, the State of New Jersey increased various taxes on casinos and casino patrons and the State of Nevada increased its tax on gross gaming revenues from 6.25% to 6.75%.

     The Iowa Supreme Court ruled in 2002 that the differential in the maximum gaming tax rate applicable to slot operations at racetracks (32%) and riverboat casinos (20%) violates the equal protection clauses of the Iowa and United States constitutions, and a lower state court subsequently ruled that the racetracks were due a refund of taxes paid in excess of a 20% rate for prior periods. This decision was reversed by the United States Supreme Court in 2003 with respect to those portions of its decision that relied on federal law. However, in February 2004, the Iowa Supreme Court reaffirmed its holding based solely on state constitutional grounds. In order to overcome the budgetary constraints resulting from this court decision, the Iowa legislature is currently considering a bill which would, among other things, increase the maximum gaming tax rate on riverboat casinos from 20% to 22%.

     Several bills have recently been introduced in the Missouri legislature that would increase the gaming tax rate and eliminate the existing $500 loss limit per two-hour “cruise.”

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

     To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our currently operating gaming activities. However, gaming licenses and related approvals are deemed to be privileges under the laws of all the jurisdictions in which we operate. We cannot assure you that our existing licenses, permits and approvals will be maintained or extended. We also cannot assure you that any new licenses, permits and approvals that may be required in the future will be granted to us.

Financial leverage may impair our financial condition and restrict our operations.

     Our leverage ratio (as defined in our senior credit facilities) has improved from 4.55:1 as of December 31, 2002 to 3.49:1 as of December 31, 2003, and our total indebtedness (including obligations under capital leases) has decreased from $798.5 million as of December 31, 2002 to $716.9 million as of December 31, 2003. However, the degree to which we are leveraged could have important adverse consequences to our business, including:

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

     Our business may be adversely affected by economic downturns and instability, as we are dependent on discretionary spending by our customers. Any worsening of current economic conditions could cause fewer people to spend money at our properties and could adversely affect our revenues. Other geopolitical events, such as terrorism or the threat of terrorism, may deter customers from visiting our properties.

We have limited opportunities to grow our business.

     The casino gaming industry has limited growth opportunities. Most jurisdictions in which casino gaming is currently permitted place numerical and/or geographical limitations on the issuance of new gaming licenses. Although a number of jurisdictions in the United States and foreign countries are considering legalizing or expanding casino gaming, in some cases new gaming operations may be restricted to specific locations, such as pari-mutuel racetracks. Moreover, it is not clear whether the tax, land use planning and regulatory structures that may be applicable to any new gaming opportunity would make the development and operation of a casino financially acceptable. We expect that there will be intense competition for any attractive new opportunities that do arise, and many of the companies competing for such opportunities will have greater resources than we do. Therefore, we cannot assure you that we will be able to successfully expand our business.

     Craig H. Neilsen owns a majority of our common stock and controls our affairs.

     Mr. Neilsen is our Chairman of the Board, President and Chief Executive Officer, and he owns approximately 57% of our outstanding Common Stock. Accordingly, Mr. Neilsen has the ability to control our operations and affairs, including the election of the entire Board of Directors and, except as otherwise provided by law, other matters submitted to a vote of the stockholders, including a merger, consolidation or sale of assets. As a result, actions which may be supported by a majority of the other stockholders could be blocked by Mr. Neilsen. In addition, Mr. Neilsen’s substantial ownership affects the liquidity in the market for our Common Stock.

     A change in control could result in the acceleration of our debt obligations.

     Certain changes in control could result in the acceleration of our senior credit facilities and our senior subordinated notes. This acceleration could be triggered in the event Mr. Neilsen sells a significant portion of his stock or upon his death if his estate, private foundation, heirs or devisees sell a substantial number of shares of our Common Stock, which they might have to do in order to pay estate tax liabilities or satisfy legal requirements applicable to shareholdings by private foundations. We cannot assure you that we would be able to repay any indebtedness that is accelerated as a result of a change in control, and this would likely materially adversely affect our financial condition.

Our business may be materially impacted by an act of terrorism or by additional security requirements that may be imposed on us.

     The U.S. Department of Homeland Security has stated that places where large numbers of people congregate, including hotels, are subject to a heightened risk of terrorism. An act of terrorism affecting one of our properties, whether or not covered by insurance, or otherwise affecting the travel and tourism industry in the United States, may have a material adverse effect on our business. Additionally, our business may become subject to increased security measures designed to prevent terrorist acts. Recently, the U.S. Coast Guard promulgated regulations under the Maritime Transportation Security Act of 2002 which apply to facilities and vessels on or near navigable waterways. These regulations require, among other measures, patrons of such facilities to undergo security screening and physical search and to produce photo identification. However, we recently received approval from the Coast Guard to utilize an alternative program that will allow us to avoid imposition of many of the most intrusive measures of the new regulations. We do not anticipate that the costs associated with the implementation of the alternative program will be material.

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

If any of our key personnel leaves us, our business may be significantly affected.

     We depend on the continued performance of Craig H. Neilsen, our Chairman, President and Chief Executive Officer, and the rest of our management team. If we lose the services of Mr. Neilsen, any of our other key executives or our senior property management personnel and cannot replace such persons in a timely manner, it could have a material adverse effect on our business.

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

     Adverse weather conditions, particularly flooding, heavy snowfall and other extreme conditions, can deter our customers from traveling or make it difficult for them to visit our properties. If any of our properties were to experience prolonged adverse weather conditions, or if our Midwestern properties were to simultaneously experience adverse weather conditions, our results of operations and financial condition would be adversely affected.

Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us.

     Our riverboat and barge facilities could be lost from service due to casualty, mechanical failure, extended or extraordinary maintenance, floods or other severe weather conditions. Cruises of the Council Bluffs casino vessel are subject to risks generally incident to the movement of vessels on inland waterways, including risks of casualty due to river turbulence, other vessels and severe weather conditions. In addition, U.S. Coast Guard regulations set limits on the operation of vessels and require that vessels be operated by a minimum complement of licensed personnel.

     The U.S. Coast Guard also requires all United States flagged-passenger vessels operating exclusively in fresh water to conduct a thorough dry-dock inspection of underwater machinery, valves and hull every five years. Less stringent inspection requirements apply to permanently moored barges like those at Ameristar Kansas City, Ameristar St. Charles and Ameristar Vicksburg. The Ameristar Council Bluffs riverboat was due for its dry-dock inspection in November 2000, but we have been accepted into a U.S. Coast Guard program that has extended the dry-dock requirement to October 2005 by undergoing a thorough underwater inspection. We may be unable to further extend the dry-dock requirement, and a dry-dock inspection would take the Council Bluffs casino out of service for a substantial period of time. This could have a material adverse effect on Ameristar Council Bluffs and on our business, financial condition and results of operations. We cannot assure you that we will actually obtain any further extension of the dry-dock requirement or that similar extensions will be obtained in the future.

     The Ameristar Vicksburg site has experienced some geologic instability that requires periodic maintenance and improvements. Although we reinforced the cofferdam basin in which the vessel floats in 1999, further reinforcements may be necessary. We are also monitoring the site to evaluate what further steps, if any, may be necessary to stabilize the site to permit operations to continue. A site failure would require Ameristar Vicksburg to limit or cease operations.

     The loss of a riverboat or barge facility from service for any period of time likely would adversely affect our operating results and borrowing capacity under our long-term debt facilities. It could also result in the occurrence of an event of a default under our credit agreement.

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

     The Missouri Gaming Commission has discretion to approve gaming license applications for permanently moored (“dockside”) casinos, powered (“excursion”) riverboat casinos and barges and to determine the number, location and type of excursion gambling boats allowed each licensee. Due to safety concerns, all gaming vessels on the Missouri River are permitted to be moored in moats within 1,000 feet of the river. Gaming licenses are initially issued for two one-year periods and must be renewed every two years thereafter. The gaming licenses at Ameristar Kansas City and Ameristar St. Charles are next subject to renewal in September 2004. No gaming licensee may pledge or transfer in any way any license, or any interest in a license, issued by the Missouri Gaming Commission. As a result, the gaming licenses of our wholly owned Missouri subsidiaries were not pledged to secure our senior credit facilities.

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

     The Missouri Act provides for a loss limit of $500 per person per two-hour “cruise.” Although the Missouri Act provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission can impose space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. The Missouri Act also includes requirements as to the form of riverboats, which must resemble Missouri’s riverboat history to the extent practicable and include certain non-gaming amenities. All licensees currently operating riverboat gaming operations in Missouri are authorized to conduct all or a portion of their operations on a dockside basis, and open and continuous boarding is permitted.

     The Missouri Act requires each licensee to post a bond or other security to guarantee that the licensee complies with its statutory obligations. The Missouri Act also gives the Missouri Gaming Commission the authority to require gaming licensees to post a bond or other form of security to the State of Missouri to, among other things, guarantee the completion of an expansion of a gaming facility within a time period determined by the Missouri Gaming Commission.

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

     Under Iowa law, wagering on a “gambling game” is legal when conducted by a licensee on an “excursion gambling boat.” An “excursion gambling boat” is a self-propelled excursion boat. “Gambling game” means any game of chance authorized by the Iowa Gaming Commission. The excursion season is from April 1 through October 31 of each calendar year. The vessel must operate at least one excursion each day for 100 days during the excursion season to operate during the off-season. Each excursion must consist of a minimum of two hours. ACCBI has satisfied the requirements of Iowa law for the conduct of off-season operations since 1997.

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

     All persons participating in any capacity at a gaming facility, with the exception of certified law enforcement officers while they are working for the facility as uniformed officers, are required to obtain occupational licenses from the Iowa Gaming Commission. All such licenses require annual renewal. The Iowa Gaming Commission has broad discretion to deny or revoke any occupational license.

     If the Iowa Gaming Commission decides that a gaming law or regulation has been violated, the Iowa Gaming Commission has the power to assess fines, revoke or suspend licenses or to take any other action as may be reasonable or appropriate to enforce the gaming rules and regulations.

     ACCBI is subject to licensure by the Alcoholic Beverages Division (“ABD”) of the Iowa Department of Commerce, which administers and enforces the laws of the State of Iowa concerning alcoholic beverages. Additionally, ACCBI is subject to liquor ordinances adopted by local authorities. A local authority may adopt ordinances governing establishments, which are located within their jurisdiction. Local ordinances may be more restrictive than state law, but they may not conflict with state law. The ABD and the local authorities have full power to suspend or revoke any license for the serving of alcoholic beverages.

     Mississippi. The ownership and operation of casino gaming facilities in the State of Mississippi are subject to extensive state and local regulation but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the “Mississippi Commission”).

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

     The Mississippi Act provides for legalized dockside gaming in each of the fourteen counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution, which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be made and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it would be possible for the voters of Mississippi to consider such a proposal in November 2006. While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were approved and gaming were prohibited in Mississippi, it would have a significant adverse effect on us and our operations.

     As of January 1, 2004, dockside gaming was permissible in nine of the fourteen eligible counties in the state and gaming operations had commenced in seven counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices.

     We and any subsidiary of ours that operates a casino in Mississippi (a “Mississippi Gaming Subsidiary”) are subject to the licensing and regulatory control of the Mississippi Commission. As the sole stockholder of Ameristar Casino Vicksburg, Inc. (“ACVI”), we are registered under the Mississippi Act as a publicly traded corporation (a “Registered Corporation”). As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and any Mississippi Gaming Subsidiary cannot own or operate gaming facilities in Mississippi. No person may become a stockholder of or receive any percentage of profits from a Mississippi Gaming Subsidiary without first obtaining licenses and approvals from the Mississippi Commission. We have obtained such approvals in connection with our ownership of ACVI.

     A Mississippi Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses that may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. ACVI most recently was granted a renewal of its gaming license by the Mississippi Commission on December 18, 2002.

     Certain of our officers and employees and the officers, directors and certain key employees of our Mississippi Gaming Subsidiary must be found suitable or approved by the Mississippi Commission. We believe that we have obtained, applied for or are in the process of applying for all necessary findings of suitability with respect to such persons affiliated with Ameristar or ACVI, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with Ameristar or ACVI may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Moreover, changes in certain licensed positions, including changes in any person’s corporate position or title, must be reported to the Mississippi Commission, and the Mississippi Commission has jurisdiction to disapprove such changes. The Mississippi Commission has the power to require us and any Mississippi Gaming Subsidiary to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Mississippi.

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

     The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of any class of voting securities of a Registered Corporation. However, under certain circumstances, an “institutional investor,” as defined in the Mississippi Commission’s regulations, which acquires more than 10% but not more than 15% of the voting securities of a Registered Corporation may apply to the Mississippi Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation or any of its gaming affiliates, or any other action which the Mississippi Commission finds to be inconsistent with holding the voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes include (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the Registered Corporation’s management, policies or operations; and (3) such other activities as the Mississippi Commission may determine to be consistent with such investment intent.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner of our securities if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of our securities beyond such time as the Mississippi Commission prescribes may be guilty of a misdemeanor. We may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any Mississippi Gaming Subsidiary owned by us, the company involved (1) pays the unsuitable person any dividend or other distribution upon such person’s voting securities; (2) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person; (3) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (4) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at fair market value.

     We may be required to disclose to the Mississippi Commission, upon request, the identities of the holders of our debt or other securities. In addition, under the Mississippi Act, the Mississippi Commission, in its discretion, may require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security if the Mississippi Commission has reason to believe that the holder’s ownership of such debt securities would be inconsistent with the declared policies of the State.

     Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instruments exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

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

     Under the regulations of the Mississippi Commission, a Mississippi Gaming Subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by securities issued by an affiliated company, without the prior approval of the Mississippi Commission. A pledge of the stock of a Mississippi Gaming Subsidiary and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Mississippi Gaming Subsidiary or its holding companies and agreements not to encumber the securities of a holding company are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Commission for such guarantees, pledges and restrictions in connection with offerings of securities, subject to certain restrictions, but we must obtain separate prior approvals from the Mississippi Commission for pledges and stock restrictions imposed in connection with certain financing transactions. Moreover, the regulations of the Mississippi Commission require us to file a Loan to Licensees Report within 30 days following certain financing transactions and the offering of certain debt securities. If the Mississippi Commission were to deem it appropriate, the Mississippi Commission could order such transactions rescinded.

     Changes in control of us through merger, consolidation, acquisition of assets, management or consulting agreements or any act or conduct by a person by which he or she obtains control may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Mississippi Commission also may require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

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

     Neither we nor any Mississippi Gaming Subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of us and our affiliates. We previously have obtained a waiver of foreign gaming approval from the Mississippi Commission for operations in other states in which we conduct gaming operations and will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi.

     If the Mississippi Commission were to determine that we or ACVI had violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke our approvals and the license of ACVI, subject to compliance with certain statutory and regulatory procedures. In addition, we, ACVI and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would) materially adversely affect us, our gaming operations and our results of operations.

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

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 19% of a Registered Corporation’s voting securities and maintain its waiver for a limited period of time. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

     Ameristar may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On March 20, 2003, the Nevada Commission granted us approval to make public offerings for a period of two years, subject to specified conditions (the “Shelf Approval”). The Shelf Approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering (“Affiliate”). The Shelf Approval also includes approval for CPI to guarantee any security issued by, and to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by us, or an Affiliate in a public offering. The Shelf Approval also includes approval to place restrictions upon the transfer of, and enter into agreements not to encumber the equity securities of, CPI. The Shelf Approval, however, may be rescinded for good cause, without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either (1) a percentage of the gross revenues received; (2) the number of gaming devices operated; or (3) the number of table games operated. A live entertainment tax is also paid by certain casino operations where entertainment is furnished in connection with admission fees, the selling or serving of food and refreshments, or the selling of merchandise.

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

     Other Jurisdictions. We expect to be subject to rigorous regulatory standards, which may or may not be similar to the foregoing standards, in each jurisdiction in which we may seek to conduct gaming operations. There can be no assurance that statutes or regulations adopted or fees and taxes imposed by other jurisdictions will permit us to operate profitably.

     Federal Regulation of Slot Machines. We are required to make annual filings with the U.S. Department of Justice in connection with the sale, distribution or operation of slot machines. All requisite filings for the current year have been made.

     Non-Gaming Regulations. The sale of alcoholic beverages by us at our Missouri properties is subject to licensing, control and regulation by the Missouri Gaming Commission as described above and in Kansas City, Missouri by Clay County. The sale of alcoholic beverages by us is subject to licensing, control and regulation in Council Bluffs, Iowa by the Alcoholic Beverages Division, in Vicksburg, Mississippi by both the City of Vicksburg and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission and in Jackpot, Nevada by the Liquor Board of Elko County. In Missouri, the applicable liquor laws allow us to serve alcoholic beverages in the casino from 8 a.m. to 3 a.m. and in our land-based facilities from 8 a.m. to 1 a.m. In Iowa, the applicable liquor laws allow the sale of liquor during legal hours, which are Monday through Saturday from 6 a.m. to 2 a.m. and Sunday from 8 a.m. to 2 a.m. In Mississippi, Ameristar Vicksburg has been designated as a special resort area, which allows ACVI to serve alcoholic beverages on a 24-hour basis. In Nevada, the applicable liquor laws allow 24-hour service of alcoholic beverages without any additional permits. All licenses are revocable and not transferable. The liquor license authorities described above (the “Liquor License Authorities”) have the full power to limit, condition, suspend or revoke any such license or to place a liquor licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of our business.

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

     Ameristar Council Bluffs. Ameristar Council Bluffs is located on an approximately 59-acre site along the bank of the Missouri River and adjacent to the Nebraska Avenue exit on Interstate 29 immediately north of the junction of Interstates 29 and 80. We own approximately 36 acres of this site and have rights to use the remaining portion of the site that is owned by the State of Iowa for a term expiring in 2045. We lease approximately one acre of the Ameristar Council Bluffs site to affiliates of Kinseth Hospitality Corporation for the operation of a 188-room limited service Holiday Inn Suites Hotel and a 96-room Hampton Inn Hotel.

     Ameristar Vicksburg. In connection with the development of Ameristar Vicksburg, we acquired eight parcels in Vicksburg along Washington Street near Interstate 20. These parcels comprise approximately 49 acres, of which we lease approximately five acres for surface parking. In addition, we have developed a 23-acre mobile home park with 27 single- and 20 double-wide mobile homes. This mobile home park is located seven miles from Ameristar Vicksburg and sites are available for rent by employees and other persons. The mobile home park is currently listed for sale.

     The Jackpot Properties. We own approximately 116 acres in or around Jackpot, Nevada, including the 35-acre site of Cactus Petes and the 25-acre site of The Horseshu. The Cactus Petes and Horseshu sites are across from each other on U.S. Highway 93. We also own 257 housing units in Jackpot, including 90 units in two apartment complexes developed as United States Department of Agriculture Rural Economic and Community Development Services Multi-Family Housing Program (“USDA”) projects. These housing units support the primary operations of the Jackpot properties. The USDA housing projects are subject to mortgage loans in favor of the USDA.

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

     Other. We lease approximately 48,000 square feet of office space in various locations outside of our operating properties, including our executive offices in Las Vegas, Nevada.

     Substantially all of our real property collateralizes our obligations under our senior credit facilities.

Item 3. Legal Proceedings

     From time to time, we are a party to litigation, most of which arises in the ordinary course of business. We are not currently a party to any litigation that management believes would be likely to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Ameristar’s Common Stock is traded on the Nasdaq National Market under the symbol “ASCA.” The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of the Common Stock, as reported by Nasdaq:

	High	Low

2003
First Quarter	$15.07	$7.78
Second Quarter	21.60	10.76
Third Quarter	26.95	19.45
Fourth Quarter	26.32	19.96
2002
First Quarter	$31.23	$23.28
Second Quarter	33.94	22.51
Third Quarter	29.12	15.94
Fourth Quarter	19.27	11.04

     As of March 1, 2004, there were approximately 158 holders of record of Ameristar’s Common Stock.

     We intend to utilize earnings to continue reducing debt and to invest in future growth opportunities that diversify our revenues. Although we have never paid dividends on our Common Stock, we are currently considering the payment of dividends. Our senior credit facilities and senior subordinated notes obligate us to comply with certain covenants that place limitations on the payment of dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Note 5 — Notes payable and long-term debt” of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

     The following data have been derived from our audited consolidated financial statements and should be read in conjunction with those statements, certain of which are included in this Report.

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA

	For the years ended December 31,

Statement of operations data (1):	2003	2002	2001	2000	1999

		(Amounts in Thousands, Except Per Share Data)
REVENUES:
Casino	$760,376	$678,642	$568,259	$286,438	$247,416
Food and beverage	103,176	80,783	66,994	53,653	49,142
Rooms	25,136	22,824	22,802	18,121	17,257
Other	21,557	19,387	18,074	12,018	11,089

	910,245	801,636	676,129	370,230	324,904
Less: Promotional allowances	128,278	103,673	73,304	47,308	39,599

Net revenues	781,967	697,963	602,825	322,922	285,305

OPERATING EXPENSES:
Casino	349,845	297,476	252,906	115,864	99,376
Food and beverage	59,747	53,963	46,169	35,135	33,207
Rooms	6,343	6,826	7,921	6,944	6,372
Other	12,522	13,962	11,813	12,257	10,203
Selling, general and administrative	149,292	150,228	129,060	90,416	86,142
Depreciation and amortization	63,599	48,711	40,101	27,784	24,460
Impairment loss on assets held for sale	687	5,213	—	57,153	—
Preopening costs	—	6,401	—	—	—

Total operating expenses	642,035	582,780	487,970	345,553	259,760

INCOME (LOSS) FROM OPERATIONS	139,932	115,183	114,855	(22,631)	25,545
OTHER INCOME (EXPENSE):
Interest income	330	174	522	161	300
Interest expense, net	(64,261)	(51,206)	(64,931)	(28,316)	(24,449)
Loss on early retirement of debt (2)	(701)	—	—	(6,560)	—
Other	288	(272)	(776)	(942)	(851)

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	75,588	63,879	49,670	(58,288)	545
Income tax provision (benefit)	27,968	23,345	16,381	(17,981)	340

Income (loss) before cumulative effect of change in accounting principle	47,620	40,534	33,289	(40,307)	205

Cumulative effect of change in accounting principle — adoption of SFAS No. 133, net of income tax benefit of $73	—	—	(135)	—	—

NET INCOME (LOSS)	$47,620	$40,534	$33,154	$(40,307)	$205

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA
(continued)

	For the years ended December 31,

STATEMENT OF OPERATIONS DATA (CONTINUED):	2003	2002	2001	2000	1999

		(Amounts in Thousands, Except Per Share Data)
EARNINGS PER SHARE (3):
Income (loss) before cumulative effect of change in accounting principle
Basic	$1.80	$1.55	$1.59	$(1.98)	$0.01

Diluted	$1.76	$1.50	$1.52	$(1.98)	$0.01

Cumulative effect of change in accounting principle
Basic	$—	$—	$—	$—	$—

Diluted	$—	$—	$(0.01)	$—	$—

Net income (loss)
Basic	$1.80	$1.55	$1.59	$(1.98)	$0.01

Diluted	$1.76	$1.50	$1.51	$(1.98)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	26,423	26,107	20,906	20,401	20,362

Diluted	27,120	26,992	21,908	20,401	20,362

			December 31,
		(Amounts in Thousands)
BALANCE SHEET AND OTHER DATA:	2003	2002	2001	2000	1999

Cash and cash equivalents	$78,220	$90,573	$41,098	$36,245	$15,531
Total assets	1,155,250	1,173,492	892,592	890,921	378,645
Total long-term debt and capitalized lease obligations, net of current maturities	713,044	760,665	624,255	780,475	242,890
Stockholders’ equity (4)	255,843	202,196	157,336	28,044	68,169
Capital expenditures	69,219	255,530	114,114	33,357	57,590

(1)	The expanded casino at Ameristar Council Bluffs opened in November 1999. The Reserve Hotel Casino opened in February 1998 and was sold on January 29, 2001 pursuant to an agreement entered into in October 2000. The Ameristar Vicksburg hotel opened in June 1998. The expanded casino at Ameristar Vicksburg opened in December 1999. The Ameristar Kansas City and Ameristar St. Charles properties were acquired on December 20, 2000. The new Ameristar St. Charles facility opened on August 6, 2002.

(2)	In 2000, the loss on early retirement of debt of $6,560 was previously recorded as an extraordinary item; however, this amount has been reclassified in the current year and is now reflected as a component of Other Income (Expense).

(3)	Weighted average basic and diluted shares outstanding are equal for 2000 and 1999 as stock options were anti-dilutive in 2000 and the dilution was not material in 1999.

(4)	No dividends were paid in 1999 through 2003.

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA

	For the fiscal quarters ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	Total

		(Amounts in Thousands, Except Per Share Data)
Net revenues	$188,520	$194,826	$201,528	$197,093	$781,967
Income from operations	35,031 (1)	39,347 (2)	34,196	31,358 (3)	139,932
Income before income tax provision	18,431	22,963	18,863	15,331	75,588
Net income	11,720	14,467	11,884	9,549	47,620
Basic earnings per share (4)	$0.45	$0.55	$0.45	$0.36	$1.80
Diluted earnings per share (4)	$0.44	$0.54	$0.44	$0.35	$1.76

	For the fiscal quarters ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002	Total

		(Amounts in Thousands, Except Per Share Data)
Net revenues	$162,795	$166,291	$187,258	$181,619	$697,963
Income from operations	35,416 (5)	29,277 (6)	25,369 (7)	25,121	115,183
Income before income tax provision (8)	24,775	19,911	11,139	8,055	63,879
Net income (8)	15,449	12,631	7,408	5,047	40,534
Basic earnings per share (4)	$0.60	$0.48	$0.28	$0.19	$1.55
Diluted earnings per share (4)	$0.57	$0.47	$0.28	$0.19	$1.50

(1)	Net of impairment loss on assets held for sale of $452.

(2)	Net of impairment loss on assets held for sale of $88.

(3)	Net of impairment loss on assets held for sale of $147.

(4)	Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per-share amounts for the four quarters may not equal the total earnings per share amounts for the year.

(5)	Net of preopening expense of $150.

(6)	Net of impairment loss on assets held for sale of $4,136 and preopening expense of $1,326.

(7)	Net of impairment loss on assets held for sale of $1,077 and preopening expense of $4,925.

(8)	The sum of the amounts for the four quarters does not equal the total for the year due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in this Report. The information in this section and in this Report generally includes forward-looking statements. See “Item 1. Business — Risk Factors.”

Overview

     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with six properties in operation in Missouri, Iowa, Mississippi and Nevada. Our portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); and Cactus Petes and the Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest). We acquired the Missouri properties in December 2000. We sold The Reserve Hotel Casino in Henderson, Nevada (metropolitan Las Vegas) in January 2001.

     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts that patrons spend at our properties. Management uses key metrics to evaluate these factors. Such metrics include: “market share,” representing our share of gross gaming revenues in each of our riverboat markets and our share of gaming devices in the Jackpot market (Nevada does not publish separate gaming revenue statistics for this market); “admissions,” representing the number of patrons admitted to our riverboat casinos; and “win per admission,” representing the amount of gaming revenues we retain per “admission.”

     Our quarterly and annual operating results may be affected by, among other things, competitive factors, gaming tax increases, the commencement of new gaming operations, the amount of preopening costs, charges associated with debt refinancing or property acquisition and disposition transactions, construction at existing facilities and weather conditions affecting our properties. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

     During 2003 and 2002, the most significant factors and trends contributing to our operating performance were:

•	New casino and entertainment facility at Ameristar St. Charles. We opened the new casino and entertainment facility at Ameristar St. Charles on August 6, 2002. The new facility features 130,000 square feet of casino and entertainment space consisting of approximately 3,205 slot machines, 83 table games (including a 12-table poker room) and a wide variety of dining and entertainment amenities.

•	Implementation of coinless slot technology. We are in the process of implementing coinless slot technology across all properties. As of December 31, 2003, approximately 75% of the slot machines at our Ameristar-branded properties were coinless and we expect to have approximately 100% of these slot machines coinless by the end of 2004.

•	Renovations and enhancements at Ameristar Kansas City. In September 2003, we completed a substantial renovation and enhancement project at Ameristar Kansas City, including a comprehensive renovation of the casino area, the widespread implementation of ticket-in, ticket-out slot machines, a 330-seat Amerisports Brew Pub with state-of-the-art video and audio technology and seven new dining and entertainment venues.

•	Renovations and enhancements at Ameristar Vicksburg. In December 2003, we completed a total renovation of the buffet and kitchen at Ameristar Vicksburg, rebranding the venue as the Heritage Buffet. During the first quarter of 2004, we have added meeting room facilities and have enhanced certain common areas of the casino vessel.

•	United States economy. We believe the current economic recovery in the United States began to positively impact our operations in the fourth quarter of 2003.

Results of Operations

Selected Financial Measures by Property

     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:

	Years ended December 31,

	2003	2002	2001

	(Dollars in Thousands)
Consolidated Cash Flow Information:
Cash flows provided by operations	$151,162	$126,618	$111,342
Cash flows used in investing	(83,379)	(241,454)	(31,970)
Cash flows provided by (used in) financing	(80,136)	164,311	(74,519)

Net Revenues (1):
Ameristar St. Charles	$256,594	$190,526	$139,318
Ameristar Kansas City	214,819	211,728	202,528
Ameristar Council Bluffs	156,673	145,357	124,256
Ameristar Vicksburg	95,048	90,960	75,068
Jackpot Properties	58,833	59,392	56,944
The Reserve (3)	—	—	4,711

Consolidated net revenues	$781,967	$697,963	$602,825

Operating Income (Loss):
Ameristar St. Charles (2)	$61,257	$30,386	$40,986
Ameristar Kansas City (2)	40,351	41,451	43,447
Ameristar Council Bluffs	45,552	38,560	28,029
Ameristar Vicksburg	21,215	23,261	14,376
Jackpot Properties	8,022	9,834	9,344
The Reserve (3)	—	(280)	67
Corporate and other (2)	(36,465)	(28,029)	(21,394)

Consolidated operating income (loss)	$139,932	$115,183	$114,855

Operating Income Margins:
Ameristar St. Charles (2)	23.9%	15.9%	29.4%
Ameristar Kansas City (2)	18.8%	19.6%	21.5%
Ameristar Council Bluffs	29.1%	26.5%	22.6%
Ameristar Vicksburg	22.3%	25.6%	19.2%
Jackpot Properties	13.6%	16.6%	16.4%
The Reserve (3)	—	—	1.4%
Consolidated operating income margin	17.9%	16.5%	19.1%

(1)	We previously recorded expenses associated with our targeted direct mail coin coupon offerings as a casino department expense. These charges totaling $24.0 million for the year ended December 31, 2001 have been reclassified and are now reported as promotional allowances.

(2)	Operating income for Ameristar St. Charles in 2002 includes preopening expense of $5.8 million related to the new facility that opened in August 2002 and impairment loss of $4.4 million on assets held for sale. Corporate and other operating loss in 2002 includes $0.6 million of preopening expense associated with the new St. Charles facility. Operating income for Ameristar Kansas City in 2003 includes costs of $1.3 million to market, advertise and promote the “All New Ameristar Kansas City.” Operating income at the Missouri properties for 2003 includes a combined benefit of $1.2 million for sales and use tax refunds. Corporate and other operating loss for 2003 includes expenses of $0.9 million related to the unsuccessful pursuit of a corporate acquisition.

(3)	Operating results for The Reserve are through January 29, 2001, when we sold the property.

     Year Ended December 31, 2003 Versus Year Ended December 31, 2002

     Net Revenues

     Consolidated net revenues for the year ended December 31, 2003 were $782.0 million compared to $698.0 million for 2002, an increase of 12.0%, led by significant improvements at Ameristar St. Charles and Ameristar Council Bluffs. Additionally, in 2003 we achieved the highest market share in each of the markets in which we operate.

     Net revenues at Ameristar St. Charles for 2003 were $256.6 million, up $66.1 million, or 34.7%, over the prior year. We continue to experience revenue growth in St. Charles as a result of the expanded facility completed in August 2002, the implementation of our targeted marketing programs and growth in the overall St. Louis market. In 2003, we increased our market share to 31.3% from 24.4% in 2002. Casino revenues increased $68.1 million year-over-year, led by improvements in slot revenues of $59.6 million, or 34.8%. We experienced similar positive trends in food and beverage revenues, which increased $13.6 million, or 72.7%, in 2003 as a result of the additional restaurant capacity in the new facility. Promotional allowances, which are reported as a reduction of revenues, increased $17.0 million, or 67.4% in 2003 compared to 2002, in substantial part due to a larger patron base generated by the expanded facility.

     Net revenues at Ameristar Kansas City improved by $3.1 million, or 1.5%, year-over-year. Casino revenues increased modestly by $4.4 million, and were negatively impacted by construction disruption for the first three fiscal quarters of 2003. In September 2003, we completed the significant renovation and enhancement projects and introduced the “All New Ameristar Kansas City.” We have experienced positive trends in net revenues following the introduction of the new facility and continue to earn the highest market share in Kansas City, with a 34.4% share of the market in 2003 compared to 34.2% in 2002. The construction disruption had less of an impact on our 2003 food and beverage revenues since most of the dining outlets were renovated early in the year. As a result, food and beverage revenues improved by $4.9 million, or 19.3%, from 2002. Promotional allowances increased $6.8 million, or 21.6%, in 2003 as a result of growth in our patron base and increased competition in the market. We continue to face increased competition from a competitor that recently completed a major expansion of its facility and from increased promotional spending by other operators.

     At Ameristar Council Bluffs, we continued to see steady increases in net revenues and market share. Net revenues in 2003 increased $11.3 million, or 7.8%, over 2002, driven by increases in casino revenues of $8.2 million, or 5.7%. The improvements in casino revenues were attributable to a higher win per admission of $55.08 in 2003 compared to $50.01 in 2002, resulting from the implementation of targeted marketing programs. Our market share also increased, from 37.9% in 2002 to 39.2% in 2003.

     At Ameristar Vicksburg, our net revenues increased $4.1 million, or 4.5%, year-over-year, despite an overall decline in the market of 1.7%. Two factors contributed to our revenue growth. Management believes that we benefited from a change in ownership of one of our competitors in the market in October 2003. Additionally, we continue to focus on the implementation of efficient and effective promotional allowances. As a result, we increased our casino revenues by $1.9 million year-over-year and at the same time decreased our promotional allowances by $2.3 million. Our market share increased from 39.2% in 2002 to 40.7% in 2003.

     Our Jackpot properties’ net revenues declined slightly to $58.8 million in 2003 from $59.4 million in 2002. The Jackpot properties were impacted by increased competition from a Native American gaming facility that is located closer to a portion of our market and by adverse weather conditions in the fourth quarter of 2003.

     Operating Income

     For 2003, consolidated operating income was $139.9 million, representing an increase of $24.7 million, or 21.5%, from 2002, and operating income margin improved to 17.9% from 16.5% in 2002.

     Ameristar St. Charles generated $61.3 million of income from operations during 2003, representing an increase of $30.9 million, or 101.6%, from 2002. Operating income in 2002 includes $5.8 million of preopening expenses related to the new St. Charles facility that opened in August 2002 and $4.4 million of impairment loss associated with assets held for sale that were not utilized in the new facility. Excluding these charges, operating income increased $20.7 million, or 68.1%, year-over-year. Operating income margin improved to 23.9%, from 15.9% in 2002. Our operating income margin has improved steadily as a result of labor management and other cost containment strategies that we implemented following the opening of the new facility.

     Operating income at Ameristar Kansas City declined from $41.5 million in 2002 to $40.4 million in 2003, representing a decrease of 2.7%. The decrease in operating income is attributable to construction disruption related to the significant enhancements and renovations and higher marketing and advertising expense, including $1.3 million of costs incurred to open the new dining and entertainment venues and to market and promote the “All New Ameristar Kansas City.” Depreciation and amortization expense increased by $2.1 million from 2002 as a result of newly constructed assets being placed in service and significant purchases of coinless slot technology. These increases were partially offset by an improvement in our self-funded health insurance expense of $1.1 million year-over-year as a result of a lower occurrence of claims and a benefit of $1.1 million for sales and use tax refunds recorded in 2003.

     Ameristar Council Bluffs reported operating income of $45.6 million, an increase of 18.1% from 2002. Operating income margins also improved by 2.6 percentage points to 29.1% in 2003. The improvement in operating income margin was the result of effective management of controllable costs during periods of revenue growth. These improvements in our margin were partially offset by increases in depreciation and amortization expense of $0.8 million, or 8.9%, due to an increase in our depreciable asset base resulting primarily from purchases of coinless slot technology during 2003. We will continue to focus on margin improvement in 2004. As more fully described in “Risk Factors,” the Iowa Supreme Court recently issued a ruling related to the gaming tax structure in Iowa that we expect will negatively affect riverboat casino operators. If the Iowa legislature increases gaming taxes on riverboat casinos or modifies competitive conditions for racetrack casinos as a result of this decision, as it is currently considering, our future financial results would be adversely impacted.

     Ameristar Vicksburg’s operating income decreased to $21.2 million in 2003 from $23.3 million in 2002. Operating margins also declined from 25.6% to 22.3% year-over-year, primarily due to increases in health insurance and legal expenses. Our self-funded health insurance expense increased to $4.0 million in 2003 from $2.6 million in 2002 due to a significant increase in the number of large claims.

     Operating income at our Jackpot properties declined by $1.8 million, or 18.4%, in 2003 and operating income margin declined to 13.6% in 2003 compared to 16.6% in 2002. The operating results were negatively impacted in 2003 by increases in health insurance expense of $0.3 million and inventory write-downs of approximately $0.5 million.

     Corporate expense increased $8.2 million, or 28.8%, in 2003 as a result of the continued growth of the Company, the consolidation of certain management functions at the corporate level, the addition of corporate staff to position us for future expansion, higher management bonuses and costs incurred in 2003 related to the unsuccessful pursuit of a corporate acquisition.

     Interest Expense

     Consolidated interest expense, net of amounts capitalized, was $64.3 million in 2003 compared $51.2 million in 2002. Total interest cost in 2003 was $65.9 million, a decrease of $3.2 million from $69.1 million in 2002. The decrease reflects: (1) a lower average interest rate on our outstanding debt due to a further decline in the LIBOR rate; (2) a reduction in interest cost as a result of the expiration of our interest rate collar in June 2003; and (3) a lower weighted average debt balance due to mandatory and accelerated principal reductions in 2003. Capitalized interest decreased from $17.9 million in 2002 to $1.6 million in 2003. Capitalized interest in 2002 primarily related to construction on the new St. Charles facility. In 2003, capitalized interest related primarily to the significant enhancements and renovations at Ameristar Kansas City.

     Income Tax Expense

     Our effective income tax rate was 37.0% in 2003 and 36.5% in 2002. The federal income tax statutory rate was 35.0% in both years. The differences from the statutory rate are due to state income taxes and the effect of certain expenses we incurred which are not deductible for federal income tax purposes.

     Net Income

     Net income increased to $47.6 million for the year ended December 31, 2003 compared to $40.5 million in 2002 and diluted earnings per share increased to $1.76 in 2003 from $1.50 in 2002. Our net income and diluted earnings per share in 2003 increased as a result of revenue growth, which was partially offset by increases in depreciation and amortization expense and interest expense year-over-year.

     Year Ended December 31, 2002 Versus Year Ended December 31, 2001

     Net Revenues

     Consolidated net revenues for the year ended December 31, 2002 were $698.0 million compared to $602.8 million for 2001, an increase of $95.2 million, or 15.8%. The improvement in revenues is primarily attributable to increased revenues at the new St. Charles facility, which opened on August 6, 2002, as well as continued revenue growth at all other properties.

     Net revenues at Ameristar St. Charles for 2002 were $190.5 million, up $51.2 million, or 36.8%. The growth in net revenues is due mainly to the opening of the new facility. Ameristar St. Charles’ market share grew from 19.9% in the first quarter of 2002 to 29.4% in the fourth quarter of 2002.

     Ameristar Kansas City’s net revenues for 2002 were $211.7 million, up $9.2 million, or 4.5%. The increase is mainly the result of effective targeted marketing programs and was achieved despite increased competition following the June 2001 opening of a competitor’s newly renovated facility. Ameristar Kansas City had a 34.2% market share in 2002, up from 32.8% in 2001.

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

     The Jackpot properties generated $59.4 million of net revenues in 2002, an increase of 4.3% compared to the same period in 2001. This improvement is attributable primarily to more effective marketing programs in 2002.

     Operating Income

     Income from operations for the year ended December 31, 2002 improved slightly to $115.2 million, up $0.3 million, or 0.3%, over income from operations in 2001. Strong results at Ameristar Council Bluffs and Ameristar Vicksburg contributed to this improvement while operating income at Ameristar St. Charles and Ameristar Kansas City decreased and corporate expense increased in 2002 compared to 2001. Income from operations in 2002 includes preopening expense of $6.4 million related to the opening of the new St. Charles facility and impairment loss of $5.2 million on assets held for sale, including the former casino barge at Ameristar St. Charles and certain gaming equipment at various properties. Our operating income margin decreased from 19.1% in 2001 to 16.5% in 2002.

     Ameristar St. Charles generated $30.4 million of income from operations during 2002, representing a decrease of $10.6 million, or 25.9%, from the prior year. In 2002, we incurred $5.8 million of preopening expenses related to the new St. Charles facility that opened in August 2002 and $4.4 million of impairment loss associated with certain assets held for sale, including the casino barge and gaming equipment, that were not utilized after the new facility opened. In addition, labor and marketing expenses increased by $15.8 million in the third and fourth quarter of 2002 compared to the same period in 2001, due to the increased size and the scope of amenities offered at the new facility and initial operating inefficiencies associated with the opening of the new facility. Depreciation expense increased by $7.0 million in the same period as the result of the substantial increase in the base of depreciable assets after the new facility opened. The operating income margin at Ameristar St. Charles has steadily improved following the opening of the new facility in August 2002. This improvement is largely attributable to improved operating efficiencies through cost control measures which we implemented, especially in the areas of labor and marketing, as well as the heightened customer awareness of the scope and quality of the new facility.

     Income from operations at Ameristar Kansas City declined from $43.4 million in 2001 to $41.5 million in 2002, representing a decrease of 4.6%. The property’s results were adversely impacted by business disruption associated with the ongoing construction of enhancements to the casino and entertainment facilities that began in July 2002, and construction of the parking garage that began in early 2002. In addition, higher labor and related costs primarily as a result of increased health insurance costs, as well as additional expenses directly related to increased revenues, including gaming taxes and other expenses attributable to player development strategies, were principally responsible for the increase in operating expenses. These increases were partially offset by a decrease in depreciation and amortization expense as a result of the absence of goodwill amortization expense in 2002 compared to $3.0 million recorded in the prior year. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, which we adopted on January 1, 2002, we no longer amortize goodwill.

     Ameristar Council Bluffs reported income from operations of $38.6 million for 2002 compared to $28.0 million in 2001, a 37.6% improvement. This significant growth is primarily due to increased revenues as discussed above and improved operating efficiencies as the result of a continued emphasis on controlling costs.

     Ameristar Vicksburg’s income from operations of $23.3 million in 2002 represents an increase of $8.9 million, or 61.8%, compared to 2001. Similar to Ameristar Council Bluffs, higher revenues due to the factors discussed above and greater operating efficiencies contributed to the improvement in operating results at Ameristar Vicksburg. The increase was partially offset by $0.5 million of impairment loss on gaming equipment held for sale.

     The Jackpot properties reported income from operations of $9.8 million in 2002, a $0.5 million, or 5.2%, increase compared to 2001. This increase was due to increased revenues as discussed above.

     Corporate expense increased by $7.0 million, or 32.7%, in 2002 compared to 2001. This increase was mainly attributable to the increase in corporate payroll as a result of our growth since the acquisition of the Missouri properties in December 2000 as well as the consolidation of certain management functions at the corporate level in order to achieve greater operating efficiencies and consistency.

     Interest Expense

     Consolidated interest expense, net of capitalized interest of $17.9 million in 2002 and $17.8 million in 2001, was $51.2 million in 2002 compared to $64.9 million in 2001. This reduction reflects: (1) a lower average interest rate on our outstanding debt due to a decline in the LIBOR rate, the amendment of our senior credit facilities in May 2002 to reduce our borrowing cost and an increase by Standard & Poors’ Ratings Services in September 2002 of the rating on our senior secured debt to BB-, which further reduced the interest rate on a portion of our senior credit facilities; (2) a $3.5 million write-off in the first quarter of 2001 of unamortized interim credit facility loan fees and prepayment premiums on retired senior debt; and (3) a $2.8 million decrease in recorded interest expense from 2001 to 2002 associated with the fair value of the interest rate collar agreement covering $50.0 million principal amount of indebtedness under our senior credit facilities. These factors were partially offset by a higher weighted-average outstanding debt level in 2002, as we borrowed $157 million under the senior credit facilities to fund construction projects and $14.0 million from a commercial bank to finance equipment purchases for the new St. Charles facility during 2002.

     After the opening of the new casino and entertainment facility at Ameristar St. Charles in August 2002, we no longer capitalized the interest payments associated with borrowings made to fund construction. As a result, interest expense increased substantially. We recorded $16.4 million, $15.2 million and $0.5 million in capitalized interest associated with this project during 2002, 2001 and 2000, respectively.

     Income Tax Expense

     Our effective federal income tax rate was 35.2% in 2002 and 31.5% in 2001. The federal income tax statutory rate was 35% in both years. The differences from the statutory rate are due to the effects of certain expenses incurred by us which are not deductible for federal income tax purposes and other tax credits. In 2001, we recorded $1.7 million of previously unrecognized tax credits based on continued improvement in operating performance and our expectation of generating significant taxable income in future years. These tax credits directly reduced income tax expense. Income tax expense for the years ended December 31, 2002 and 2001 include $0.9 million and $0.7 million, respectively, of state income taxes. See “Liquidity and Capital Resources” below for additional discussion regarding our available tax credits and carryforwards.

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

Net income of $33.2 million for the year ended December 31, 2001 included charges of $2.3 million (net of tax) relating to the amortization of interim credit facility fees, prepayment premiums on retired senior debt and change in accounting principles, which collectively reduced diluted earnings per share by $0.11. Net income in 2001 benefited by $1.7 million, or $0.08 per share, from our recording of previously unrecognized tax credits. Our diluted earnings per share for the year ended December 31, 2001 were $1.51.

Liquidity and Capital Resources

Cash flows from operating activities

     Cash flows provided by operating activities were $151.2 million, $126.6 million, and $111.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase from 2002 to 2003 was mainly the result of the contribution of operating income by Ameristar St. Charles as well as improvements in operating income at Ameristar Council Bluffs. The increase was also attributable to an income tax refund of $10.7 million received during 2003. The increase from 2001 to 2002 was due primarily to the improved operations at Ameristar Council Bluffs and Ameristar Vicksburg.

Cash flows from investing activities

     Cash flows used in investing activities were $83.4 million, $241.5 million and $32.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. We incurred $69.2 million, $255.5 million and $114.1 million in capital expenditures (including capitalized interest) in 2003, 2002 and 2001, respectively. See “Liquidity” below for further discussion on capital expenditures.

     The sale of The Reserve in January 2001 generated $71.6 million in cash flows from investing activities.

Cash flows from financing activities

     Cash flows used in financing activities were $80.1 million and $74.5 million for the years ended December 31, 2003 and 2001, respectively. Cash flows provided by financing activities were $164.3 million for the year ended December 31, 2002. Cash flows used in or provided by financing activities were significantly impacted by the following transactions in 2001, 2002 and 2003:

•	In 2003, we made principal payments of $82.2 million on our long-term debt, including $35.0 million in prepayments on our senior credit facilities, an $11.4 million prepayment on the St. Charles equipment financing and $3.4 million in prepayments on other leases and notes.

•	In December 2002, we borrowed an additional $100 million under the incremental term loan commitment provisions of our senior credit facilities and repaid all $67.7 million of the outstanding debt under the $75 million revolving credit facility.

•	In October 2002, we borrowed $14.0 million from a commercial bank to finance equipment purchases for the new St. Charles facility.

•	Between January and September 2002, we borrowed $124.7 million under our senior credit facilities to fund various construction projects.

•	In December 2001, we sold 4.9 million shares of our Common Stock in an underwritten public offering and used the $94.2 million of proceeds, net of underwriting discounts and related expenses, to repay term loans under our senior credit facilities.

•	In February 2001, we issued $380 million of senior subordinated notes and used the proceeds to, among other things: (1) retire the $300 million senior subordinated credit facility; and (2) prepay and permanently reduce term loans outstanding under our senior credit facilities.

•	In January 2001, we sold The Reserve for approximately $71.6 million and used the proceeds to, among other things: (1) prepay and permanently reduce term loans B and C outstanding under our senior credit facilities; and (2) repay amounts outstanding under the revolving loan tranche of our senior credit facilities.

     As a result of the 2003 transactions described above, our total long-term debt outstanding (including current maturities) decreased from $796.3 million at December 31, 2002 to $716.7 million at December 31, 2003.

Capital expenditures

     Capital expenditures made in 2003 totaled $69.2 million (of which $1.6 million was capitalized interest) and included: (1) $24.8 million on the “All New Ameristar Kansas City” project, which included a completely renovated casino floor and the introduction of several new food and entertainment venues; (2) $20.4 million related to the continued implementation of coinless slot technology; (3) $6.6 million related to the total renovation of the buffet and kitchen at Ameristar Vicksburg; and (4) $17.4 million related to general capital maintenance at all of our properties.

     We incurred $255.5 million in capital expenditures in 2002, which consisted of the following: (1) $158.9 million on the new casino and entertainment facility at Ameristar St. Charles completed in August 2002; (2) $15.3 million on the 2,650-space parking garage at Ameristar Kansas City placed in service in July 2002; (3) approximately $14.8 million on the “All New Ameristar Kansas City” project; (4) capitalized interest of $17.9 million primarily related to the above projects; and (5) $48.6 million on maintenance capital expenditures at all of our properties.

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

     The senior credit facilities limit our aggregate capital expenditures in each year. For the year ended December 31, 2003, our permitted consolidated capital expenditures were limited to 9.5% of our consolidated gross revenues, or $86.5 million. In addition, the senior credit facilities permit us to incur up to certain additional amounts on specified projects. As of December 31, 2003, we were in compliance with all capital expenditure covenant requirements.

Liquidity

     Our principal long-term debt at December 31, 2003 consisted of $334.0 million of secured senior credit facilities and $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. At December 31, 2003, the senior credit facilities consisted of a $75 million revolving term loan facility, term loan A and term loan B (which had $33.5 million, $13.7 million and $286.8 million outstanding, respectively), and a $75 million revolving credit facility, $68.5 million of which was available for borrowing.

     In February 2004, we amended the senior credit facilities. The primary elements of the amendment include: (1) the consolidation of the revolving term loan facility, term loan A and term loan B into a new term loan B-1, which matures on December 20, 2006; (2) a 0.5% reduction in the applicable interest rate margin on term loan B-1 compared to the former term loan B; (3) a revised repayment schedule whereby we will make mandatory quarterly principal payments of $0.8 million in 2004 and 2005 and mandatory quarterly principal payments of $81.8 million in 2006; and (4) the ability to pay cash dividends on our Common Stock in a total amount of up to $25 million.

     All mandatory principal repayments have been made through December 31, 2003. Significant principal repayments will be required on term loan B-1 in 2004 through 2006. We expect to fund principal repayments from cash flows from operating activities in 2004.

     We are required to comply with various affirmative and negative financial and other covenants under the senior credit facilities and the indenture governing our senior subordinated notes. These covenants include, among other things, restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as requirements to maintain certain financial ratios and tests. As of December 31, 2003, we were in compliance with all applicable covenants.

     We historically have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will support our operations and liquidity requirements, including current capital expenditure plans, for the foreseeable future. Our ability to borrow funds under our senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of our senior credit facilities, for the preceding four fiscal quarters. As of December 31, 2003, in addition to the $68.5 million available for borrowing under the senior credit facilities, we had $78.2 million of cash and cash equivalents, approximately $45 million of which were required for daily operations.

     In January 2003, we received a $10.7 million federal income tax refund related to the 2002 tax year as our actual taxable income for the year was significantly lower than the estimates used to calculate quarterly installments. Additionally, in 2003 we made federal and state tax payments, net of $0.2 million in state tax refunds, of $2.3 million. In 2002, we paid $10.7 million in estimated federal income tax payments through quarterly installments. We did not make any federal income tax payments in 2001. At December 31, 2003, we had $92.9 million in net operating loss carryforwards, which will reduce the amount of federal income tax cash payments that we are required to make in 2004.

     We intend to utilize earnings to continue reducing debt, expand and enhance existing facilities and invest in future growth opportunities that diversify our revenues. We plan to reduce long-term debt by up to approximately $80.0 million in 2004. Our capital expenditures in 2004 are expected to be approximately $85.0 million, consisting of approximately $35.0 million for the purchase of additional coinless slot machines, $15.0 million for hotel room renovations at Ameristar Council Bluffs and Ameristar Kansas City and $35.0 million for other capital maintenance across all properties. Although we have never paid dividends on our Common Stock, we are currently considering the payment of dividends.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

Contractual and Other Commitments

     The following table summarizes our material obligations and commitments to make future payments under certain contracts, including long-term debt obligations, capitalized leases, operating leases and certain construction contracts.

	Payments Due by Period (in Thousands)

Contractual Obligations:	2004	2005-2006	2007-2008	After 2008	Total

Long-term debt instruments	$3,885	$331,196	$284	$381,351	$716,716
Capital leases	25	50	50	381	506
Operating leases	2,714	3,778	1,813	1,820	10,125
Material construction contracts	10,829	—	—	—	10,829

Total	$17,453	$335,024	$2,147	$383,552	$738,176

	Payments Due by Period (in Thousands)

Other Commitments:	2004	2005-2006	2007-2008	After 2008	Total

Letters of credit	$6,294	$170	$—	$—	$6,464

     We were not required to make significant cash payments for federal income taxes during the past three years due to the utilization of net operating loss carryforwards. At December 31, 2003, available unused net operating loss carryforwards that may be applied against future taxable income totaled approximately $93.0 million. In addition, the alternative minimum tax credit of approximately $2.0 million at December 31, 2003 can be carried forward indefinitely to reduce future federal income tax liabilities. We anticipate making increased cash tax payments in 2004. The Internal Revenue Service is currently conducting an examination of our federal tax returns for 1998 through 2001. The amount of our cash tax payments required in 2004 will be determined in part by the outcome of the IRS examination, which may result in a reduction of the currently available net operating loss carryforwards. We do not expect our cash tax payments in 2004 to exceed $20.0 million.

     Another significant operating use of cash in 2004 is interest payments. Our cash interest payments were $62.2 million, $63.3 million and $62.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. We expect our cash interest payments to decrease in 2004 as a result of the February 2004 amendment to our senior credit facilities, which is described in “Note 5 - Notes payable and long-term debt” of Notes to Consolidated Financial Statements.

     We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for minor projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.

     At December 31, 2003, we had outstanding letters of credit in the amount of $6.5 million, which reduced the amount available to borrow under our senior credit facilities. We do not have any other guarantees, contingent commitments or other material liabilities that are not reflected on our consolidated balance sheets. For more information, see “Note 5 — Notes payable and long-term debt” of Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Senior management and the Audit Committee of the Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates.

Property and Equipment

     We have significant capital invested in our property and equipment, which represents approximately 80% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Excess of Purchase Price Over Fair Value of Net Assets Acquired

     At December 31, 2003 we had approximately $80.8 million in goodwill and other intangible assets on our consolidated balance sheet resulting from our acquisition of the Missouri properties in December 2000. According to the requirements of SFAS No. 142, which we adopted on January 1, 2002, we completed our initial assessment and our annual assessment for impairment and determined that no goodwill impairment existed. The assessment in both cases requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates.

Star Awards Program

     Our customer reward program, Star Awards, allows customers to earn certain point-based cash rewards or complimentary goods and services based on the volume of the customers’ gaming activity. Customers can accumulate reward points over time that they may redeem at their discretion under the terms of the program. The reward credit balance is forfeited if a customer does not earn any reward credits over any subsequent 12-month period. As a result of the ability of the customer to bank the reward points, we accrue the expense of reward points, after giving effect to estimated forfeitures, as they are earned. At December 31, 2003 and 2002, $6.6 million and $5.1 million, respectively, was accrued. The value of these point-based cash rewards or complimentary goods and services are netted against revenue as a promotional allowance.

Cash Coupons

     Our former, current and future players may be awarded, on a discretionary basis, cash coupons based, in part, on their play volume. The coupons are redeemable within a short time period, generally seven days, and are redeemable only on a return visit. There is no ability to renew or extend the offer. We recognize a reduction in revenue as a promotional allowance for these coupons when the coupons are redeemed.

Self-Funded Employee Health Care Insurance Program

     Our employee health care benefits program is self-funded up to a maximum amount per claim. Accruals are based on claims filed and estimates of claims incurred but not reported. At December 31, 2003 and 2002, our estimated liabilities for unpaid and incurred but not reported claims totaled $4.1 million and $3.6 million, respectively. We consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrator of the health care benefits program. We believe the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.

Income Taxes

     We are subject to income taxes in the United States and in several states in which we operate. We account for income taxes according to SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

     At December 31, 2003, we had $50.2 million of deferred tax assets and $105.7 million of deferred tax liabilities. We believe that it is more likely than not that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.

     Our income tax returns are subject to examination by the Internal Revenue Services and other tax authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. To determine necessary reserves, we must make assumptions and judgments about potential actions by taxing authorities, partially based on historical precedent. Our estimate of the potential outcome of any uncertain tax issue is highly judgmental, and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision and our tax reserves in the period in which the examination issues are settled.

Recently Issued Accounting Standards

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We adopted the provisions of SFAS No. 149 that relate to SFAS 133 Implementation Issues on April 1, 2003. We adopted the provisions related to contracts entered into or modified after June 30, 2003 on July 1, 2003, and there was no impact on our financial position, results of operations or cash flows.

     In June 2003, the Securities and Exchange Commission issued Release No. 33-8238, “Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports,” pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The Securities and Exchange Commission rules require that we assess and report annually on our internal control over financial reporting and that our independent public accountants attest to our assessment. We will be required to issue our first report on internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2004. We have developed a formal plan to achieve compliance with these requirements and we have substantially completed the implementation of this plan.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of December 31, 2003, we had $334.0 million outstanding under our senior credit facilities, bearing interest at variable rates. Of this amount, $100 million is covered by an interest rate swap agreement that fixes the interest rate thereon. This swap agreement terminates on March 31, 2004. (See “Note 5 — Notes payable and long-term debt” of Notes to Consolidated Financial Statements for more discussion on derivative instruments.) Other than the borrowings under the senior credit facilities and $1.1 million in other long-term debt outstanding at December 31, 2003 (collectively, the “Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At December 31, 2003, the average interest rate applicable to the Variable Rate Debt was 3.9%. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at December 31, 2003 would increase our annual interest cost by approximately $2.4 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements or other derivative instruments for additional amounts of principal under the senior credit facilities as market conditions warrant.

Item 8. Financial Statements and Supplementary Data

     The Report of Independent Public Accountants appears at page F-1 hereof, and our Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages F-2 through F-22 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and other members of management concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission.

     (b)  Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission on or about April 29, 2004 and is incorporated herein by this reference.

Item 11. Executive Compensation

     The information required by this Item will be set forth under the caption “Executive Compensation” in our Proxy Statement and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors — Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item will be set forth under the caption “Certain Transactions” in our Proxy Statement and is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

     The information required by this Item will be set forth under the caption “Independent Public Accountants” in our Proxy Statement and is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following are filed as part of this Report:

     (a) 1. Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

     (a) 2. Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

     (a) 3. Exhibits

     The following exhibits are filed or incorporated by reference as part of this Report. Certain of the listed exhibits are incorporated by reference to previously filed reports of ACI under the Securities Exchange Act of 1934, as amended, including Forms 10-K, 10-Q and 8-K. These reports have been filed with the Securities and Exchange Commission under File No. 0-22494.

Exhibit
Number	Description of Exhibit	Method of Filing
3(i)(a)	Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by ACI under the Securities Act of 1933, as amended (File No. 33-68936) (the “Form S-1”).

3(i)(b)	Certificate of Amendment to Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Exhibit
Number	Description of Exhibit	Method of Filing
3(ii)	Bylaws of ACI	Incorporated by reference to Exhibit 3.2 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 10-K”).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 2 to the Form S-1.

4.2(a)	Credit Agreement (the “Credit Agreement”) dated as of December 20, 2000 among ACI, the various Lenders party thereto from time to time, Wells Fargo Bank, N.A., as Co-Arranger and Syndication Agent (“WFB”), Bear Stearns Corporate Lending Inc., as Documentation Agent (“BSCLI”), Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Manager (“DBSI”), and Bankers Trust Company, as Administrative Agent (“BTCo”)	Incorporated by reference to Exhibit 4.2(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”).

4.2(b)	First Amendment to Credit Agreement dated as of January 30, 2001 among ACI, the various Lenders party to the Credit Agreement, WFB, BSCLI, DBSI and BTCo	Incorporated by reference to Exhibit 4.2(b) to the 2000 10-K.

4.2(c)	Second Amendment to Credit Agreement dated as of May 31, 2002 among ACI, the various Lenders party to the Credit Agreement and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent (“DBTCA”)	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on June 19, 2002.

4.2(d)	Third Amendment to Credit Agreement dated as of November 22, 2002 among ACI, the various Lenders party to the Credit Agreement and DBTCA	Incorporated by reference to Exhibit 4.2 to ACI’s Current Report on Form 8-K filed on December 4, 2002 (the “December 2002 8-K”).

4.2(e)	First Incremental Commitment Agreement dated as of December 2, 2002 among ACI, the Incremental Lenders party thereto, the Guarantors party thereto and DBTCA	Incorporated by reference to Exhibit 4.1 to the December 2002 8-K.

Exhibit
Number	Description of Exhibit	Method of Filing
4.2(f)	Fourth Amendment to Credit Agreement dated as of December 19, 2003, among ACI, the various Lenders party to the Credit Agreement and DBTCA	Filed electronically herewith.

4.2(g)	Fifth Amendment to Credit Agreement dated as of February 27, 2004, among ACI, the various Lenders party to the Credit Agreement and DBTCA	Filed electronically herewith.

4.2(h)	Guaranty made by each of ACI’s subsidiaries guaranteeing ACI’s obligations under the Credit Agreement	Incorporated by reference to Exhibit 4.2(c) to the 2000 10-K.

4.3	Indenture dated as of February 2, 2001 among ACI, the Guarantors (as defined therein) and U.S. Bank Trust National Association, as trustee	Incorporated by reference to Exhibit 4.4 to the 2000 10-K.

*10.1(a)	Employment Agreement dated November 15, 1993 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 1994 (the “1994 10-K”).

*10.1(b)	Amendment No. 1 to Employment Agreement dated as of October 5, 2001 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “September 2001 10-Q”).

*10.1(c)	Amendment No. 2 to Employment Agreement dated as of August 15, 2002 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”).

*10.1(d)	Amended and Restated Executive Employment Agreement dated as of March 11, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.1(c) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).

*10.1(e)	Amendment to Amended and Restated Executive Employment Agreement dated as of August 16, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.3 to the September 2002 10-Q.

Exhibit
Number	Description of Exhibit	Method of Filing
*10.1(f)	Executive Employment Agreement dated as of March 13, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.1(d) to the 2001 10-K.

*10.1(g)	Amendment to Executive Employment Agreement dated as of August 16, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the September 2002 10-Q.

*10.1(h)	Executive Employment Agreement dated as of June 5, 2002 between ACI and Angela R. Baker (now known as Angela R. Frost)	Incorporated by reference to Exhibit 10.1(g) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).

*10.2	Ameristar Casinos, Inc. 1993 Non-Employee Director Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

*10.3(a)	Ameristar Casinos, Inc. Management Stock Option Incentive Plan, as amended and restated	Incorporated by reference to Exhibit 10.3 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

*10.3(b)	Amendment to Ameristar Casinos, Inc. Amended and Restated Management Stock Option Incentive Plan	Incorporated by reference to Exhibit 10.3 to the September 2001 10-Q.

*10.3(c)	Second Amendment to Ameristar Casinos, Inc. Amended and Restated Management Stock Option Incentive Plan	Incorporated by reference to Exhibit 10.3(c) to the 2002 10-K.

*10.4(a)	Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan, effective January 24, 2003	Incorporated by reference to Appendix A to the definitive Proxy Statement filed by ACI under cover of Schedule 14A on April 30, 2003.

*10.4(b)	Form of Stock Option Agreement under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Filed electronically herewith.

*10.5	Ameristar Casinos, Inc. 2002 Non-Employee Directors’ Stock Election Plan	Incorporated by reference to Appendix A to the definitive Proxy Statement filed by ACI under cover of Schedule 14A on April 30, 2002 (the “2002 Proxy Statement”).

Exhibit
Number	Description of Exhibit	Method of Filing
*10.6	Ameristar Casinos, Inc. Performance-Based Bonus Plan for Craig H. Neilsen	Incorporated by reference to Appendix B to the 2002 Proxy Statement.

*10.7	Form of Indemnification Agreement between ACI and each of its directors and executive officers	Incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Form S-1.

10.8	Plan of Reorganization, dated November 15, 1993, between ACI and Craig H. Neilsen in his individual capacity and as trustee of the testamentary trust created under the last will and testament of Ray Neilsen dated October 9, 1963	Incorporated by reference to Exhibit 2.1 to the 1994 10-K.

10.9	Amended and Restated Excursion Boat Sponsorship and Operations Agreement dated October 7, 2002 between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc.	Incorporated by reference to Exhibit 10.1 to the September 2002 10-Q.

10.10	Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc.	Incorporated by reference to Exhibits 10.12 and 99.1 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1996.

*10.11	Ameristar Casinos, Inc. Deferred Compensation Plan	Incorporated by reference to Exhibit 10.14 to the 2000 10-K.

*10.12	Master Trust Agreement for Ameristar Casinos, Inc. Deferred Compensation Plan, dated as of April 1, 2001, between ACI and Wilmington Trust Company	Incorporated by reference to Exhibit 10.15 to the 2002 10-K.

14	Ameristar Casinos, Inc. Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed electronically herewith.

21	Subsidiaries of ACI	Filed electronically herewith.

23	Consent of Deloitte & Touche LLP	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing
31.1	Certification of Craig H. Neilsen, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

99	Agreement to furnish the Securities and Exchange Commission certain instruments defining the rights of holders of certain long-term debt	Incorporated by reference to Exhibit 99.1 to the 2000 10-K.

*	Denotes a management contract or compensatory plan or arrangement.

     (b)     Reports on Form 8-K

     On October 29, 2003, we filed a Current Report on Form 8-K in which we furnished, under Items 7, 9 and 12, a press release disclosing our financial results for the third quarter of 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISTAR CASINOS, INC. (Registrant)

March 12, 2004	By:	/s/ Craig H. Neilsen by C. Wilson

Craig H. Neilsen
Chairman of the Board, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date
/s/ Craig H. Neilsen by C. Wilson	Craig H. Neilsen, Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 12, 2004

/s/ Thomas M. Steinbauer	Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer (principal financial officer)	March 12, 2004

/s/ Thomas L. Malone	Thomas L. Malone, Vice President of Finance and Controller (principal accounting officer)	March 12, 2004

/s/ Larry A. Hodges	Larry A. Hodges, Director	March 12, 2004

/s/ Joseph E. Monaly	Joseph E. Monaly, Director	March 12, 2004

/s/ Leslie Nathanson Juris	Leslie Nathanson Juris, Director	March 12, 2004

/s/ J. William Richardson	J. William Richardson, Director	March 12, 2004

/s/ W. Bruce Turner	W. Bruce Turner, Director	March 12, 2004

S-1

     On this 12th day of March, 2004, Craig H. Neilsen directed Connie Wilson, in his presence as well as our own, to sign the foregoing document in two places as “Craig H. Neilsen.” Upon viewing the signatures as signed by Connie Wilson and in our presence, Craig H. Neilsen declared to us that he adopted them as his own signature.

/s/ Janet Catron

Witness

/s/ Lisa K. Nowak

Witness

STATE OF NEVADA	)
):ss.
COUNTY OF CLARK	)

     I, Margene M. Otten, Notary Public in and for said county and state, do hereby certify that Craig H. Neilsen personally appeared before me and is known or identified to me to be the President and Chief Executive Officer of Ameristar Casinos, Inc., the corporation that executed the within instrument or the person who executed the instrument on behalf of said corporation. Craig H. Neilsen, who being unable due to physical incapacity to sign his name or offer his mark, did direct Connie Wilson in his presence, as well as my own, to sign his name to the foregoing document in two places. Craig H. Neilsen, after viewing his name as signed by Connie Wilson, thereupon adopted the signatures as his own by acknowledging to me his intention to so adopt them as if he had personally executed the same both in his individual capacity and on behalf of said corporation, and further acknowledged to me that such corporation executed the same.

     IN WITNESS WHEREOF, I have hereunto set my hand and official seal this 12th day of March, 2004.

/s/ Margene M. Otten

Notary Public

My Commission Expires:	July 23, 2006

Residing at: Las Vegas, NV

S-2

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
     of Ameristar Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ameristar Casinos, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 10, 2004

AMERISTAR CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$78,220	$90,573
Restricted cash	2,677	—
Accounts receivable, net	5,234	4,952
Income tax refund receivable	643	11,614
Inventories	6,113	6,585
Prepaid expenses	9,706	9,413
Deferred income taxes	26,239	24,730
Assets held for sale	235	335

Total current assets	129,067	148,202

Property and Equipment, at cost:
Buildings and improvements	853,005	820,057
Furniture, fixtures and equipment	246,615	203,762
Furniture, fixtures and equipment under capitalized leases	—	5,652

	1,099,620	1,029,471
Less: Accumulated depreciation and amortization	245,934	186,986

	853,686	842,485

Land	43,173	43,173
Construction in progress	23,904	30,719

Total property and equipment, net	920,763	916,377

Excess of purchase price over fair market value of net assets acquired	80,816	82,020
Deposits and other assets	24,604	26,893

TOTAL ASSETS	$1,155,250	$1,173,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,190	$17,044
Construction contracts payable	10,599	26,510
Accrued liabilities	66,311	63,343
Current obligations under capitalized leases	4	1,231
Current maturities of notes payable and long-term debt	3,885	36,628

Total current liabilities	96,989	144,756

Obligations under capitalized leases, net of current maturities	213	953
Long-term debt, net of current maturities	712,831	759,712
Deferred income taxes and other long-term liabilities	89,374	65,875
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized - 30,000,000 shares; Issued — none	—	—
Common stock, $.01 par value: Authorized - 60,000,000 shares; Issued and outstanding - 26,611,214 shares at December 31, 2003 and 26,244,985 shares at December 31, 2002	266	262
Additional paid-in capital	150,382	146,631
Accumulated other comprehensive loss	(688)	(2,960)
Retained earnings	105,883	58,263

Total stockholders’ equity	255,843	202,196

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,155,250	$1,173,492

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share Data)

	Years ended December 31,
	2003	2002	2001
Revenues:
Casino	$760,376	$678,642	$568,259
Food and beverage	103,176	80,783	66,994
Rooms	25,136	22,824	22,802
Other	21,557	19,387	18,074

	910,245	801,636	676,129
Less: Promotional allowances	128,278	103,673	73,304

Net revenues	781,967	697,963	602,825

Operating Expenses:
Casino	349,845	297,476	252,906
Food and beverage	59,747	53,963	46,169
Rooms	6,343	6,826	7,921
Other	12,522	13,962	11,813
Selling, general and administrative	149,292	150,228	129,060
Depreciation and amortization	63,599	48,711	40,101
Impairment loss on assets held for sale	687	5,213	—
Preopening expenses	—	6,401	—

Total operating expenses	642,035	582,780	487,970

Income from operations	139,932	115,183	114,855
Other Income (Expense):
Interest income	330	174	522
Interest expense, net	(64,261)	(51,206)	(64,931)
Loss on early retirement of debt	(701)	—	—
Other	288	(272)	(776)

Income Before Income Tax Provision and Cumulative Effect of Change in Accounting Principle	75,588	63,879	49,670
Income tax provision	27,968	23,345	16,381

Income Before Cumulative Effect of Change in Accounting Principle	47,620	40,534	33,289
Cumulative effect of change in accounting principle - adoption of SFAS No. 133, net of income tax benefit of $73	—	—	(135)

Net Income	$47,620	$40,534	$33,154

Earnings Per Share:
Income before cumulative effect of change in accounting principle:
Basic	$1.80	$1.55	$1.59

Diluted	$1.76	$1.50	$1.52

Cumulative effect of change in accounting principle:
Basic	$—	$—	$—

Diluted	$—	$—	$(0.01)

Net income:
Basic	$1.80	$1.55	$1.59

Diluted	$1.76	$1.50	$1.51

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands)

	Capital Stock		Additional	Accumulated Other	Retained Earnings
	Number of		Paid-In	Comprehensive	(Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balance, December 31, 2000	20,443	$204	$43,265	$—	$(15,425)	$28,044
Net income	—	—	—	—	33,154	33,154
Change in fair value of interest rate swap agreement, net of deferred tax of $1,052	—	—	—	(1,953)	—	(1,953)

Total comprehensive income						31,201
Issuance of common stock, net of offering costs	4,900	49	94,179	—	—	94,228
Exercise of stock options	516	5	1,994	—	—	1,999
Tax benefits of stock option exercises	—	—	1,864	—	—	1,864

Balance, December 31, 2001	25,859	258	141,302	(1,953)	17,729	157,336
Net income	—	—	—	—	40,534	40,534
Change in fair value of interest rate swap agreement, net of deferred tax of $470	—	—	—	(1,007)	—	(1,007)

Total comprehensive income						39,527
Exercise of stock options	386	4	1,819	—	—	1,823
Tax benefits of stock option exercises	—	—	3,510	—	—	3,510

Balance, December 31, 2002	26,245	262	146,631	(2,960)	58,263	202,196
Net income	—	—	—	—	47,620	47,620
Change in fair value of interest rate swap agreement, net of deferred tax of $1,224	—	—	—	2,272	—	2,272

Total comprehensive income						49,892
Exercise of stock options	366	4	2,130	—	—	2,134
Tax benefits of stock option exercises	—	—	1,621	—	—	1,621

Balance, December 31, 2003	26,611	$266	$150,382	$(688)	$105,883	$255,843

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$47,620	$40,534	$33,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,599	48,711	40,101
Amortization of debt issuance costs and debt discounts	4,978	4,688	7,365
Loss on early retirement of debt	701	—	—
Change in value of interest rate collar agreement	(1,013)	886	1,900
Net increase in deferred compensation liability	374	2,686	—
Impairment loss on assets held for sale	687	5,213	—
Net loss (gain) on disposition of assets	(289)	341	777
Change in deferred income taxes	24,100	23,074	14,560
Increase in restricted cash	(2,677)	—	—
(Increase) decrease in accounts receivable, net	(282)	(1,299)	7,668
Decrease (increase) in income tax refund receivable	10,971	(11,614)	125
Decrease (increase) in inventories	472	(1,379)	(771)
Increase in prepaid expenses	(293)	(1,992)	(2,071)
Decrease (increase) in assets held for sale	100	(335)	—
(Decrease) increase in accounts payable	(854)	6,713	(2,793)
Increase in accrued liabilities	2,968	11,695	10,274
(Decrease) increase in other long-term liabilities	—	(1,304)	1,053

Total adjustments	103,542	86,084	78,188

Net cash provided by operating activities	151,162	126,618	111,342

Cash Flows from Investing Activities:
Capital expenditures	(69,219)	(255,530)	(114,114)
(Decrease) increase in construction contracts payable	(15,911)	10,055	11,962
Proceeds from sale of The Reserve	—	—	71,559
Proceeds from sale of assets (other than The Reserve)	836	8,370	28
Decrease (increase) in deposits and other non-current assets	915	(4,349)	(1,405)

Net cash used in investing activities	(83,379)	(241,454)	(31,970)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and long-term debt	—	246,038	395,269
Principal payments of long-term debt and capitalized leases	(82,215)	(81,996)	(558,548)
Debt issuance costs and amendment fees	(55)	(1,554)	(7,467)
Proceeds from stock offering	—	—	94,228
Proceeds from stock option exercises	2,134	1,823	1,999

Net cash provided by (used in) financing activities	(80,136)	164,311	(74,519)

Net (Decrease) Increase in Cash and Cash Equivalents	(12,353)	49,475	4,853
Cash and Cash Equivalents — Beginning of Year	90,573	41,098	36,245

Cash and Cash Equivalents — End of Year	$78,220	$90,573	$41,098

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$60,638	$45,407	$44,612

Cash paid for federal and state income taxes (net of refunds received)	$(8,421)	$1,391	$1,065

Non-cash Investing and Financing Activities:
Acquisition of assets with notes payable	$—	$—	$264

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates six casino properties in five markets. The Company’s portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); and Cactus Petes and the Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.

Note 2 — Summary of significant accounting policies

Use of estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to apply significant judgment in defining the appropriate estimates and assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. Actual results could differ from those estimates.

Cash and cash equivalents

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market, due to the short-term maturities of these instruments.

Restricted cash

     On September 2, 2003, the Company entered into a trust participation agreement with an insurance provider. Pursuant to the terms of the trust participation agreement, the Company deposited $2.6 million into the trust account as collateral should the insurance provider require reimbursement. The Company is permitted to invest the trust funds in certain short-term investment vehicles with stated maturity dates not to exceed six months. Any interest or other earnings will be disbursed to the Company.

Accounts receivable

     Gaming receivables are included as part of the Company’s accounts receivable balance. At December 31, 2003 and 2002, an allowance of $0.4 million and $0.3 million, respectively, has been applied to reduce total accounts receivable to amounts anticipated to be collected.

Inventories

     Inventories primarily consist of food and beverage items, gift shop and general store retail merchandise, engineering and slot supplies, uniforms, linens, china and other general supplies.

Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted average basis.

Depreciation and capitalization

     Property and equipment are recorded at cost, including interest charged on funds borrowed to finance construction. Interest of $1.6 million, $17.9 million and $17.8 million was capitalized for the years ended December 31, 2003, 2002 and 2001, respectively. Betterments, renewals and repairs that extend the life of an asset are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. Costs of major renovation projects are capitalized in accordance with existing policies.

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

Buildings and improvements	5 to 39 years
Furniture, fixtures and equipment	2 to 15 years
Furniture, fixtures and equipment under capitalized leases	3 to 5 years

Impairment of long-lived assets

     The Company reviews long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted on January 1, 2002.

     SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company reviews long-lived assets for such events or changes in circumstances and at each balance sheet date. If a long-lived asset is to be held and used, the Company assesses recoverability based on the future undiscounted cash flows of the related asset over the remaining life compared to the asset’s book value. If an impairment exists, the asset is adjusted to fair value, based on quoted market prices or another valuation technique, such as discounted cash flow analysis. If a long-lived asset is to be sold, the asset is reported at the lower of carrying amount or fair value less cost to sell, with fair value measured as discussed above. See also “Note 10 — Impairment loss on assets held for sale.”

Debt issuance costs

     Debt issuance costs are capitalized and amortized to interest expense using the effective interest method or a method that approximates the effective interest method over the term of the related debt instrument. The Company expenses debt issuance costs ratably in connection with any early debt retirements. For the year ended December 31, 2003, deferred debt issuance costs totaling $0.7 million were expensed as a result of the early retirement of debt. There were no early debt retirements during the years ended December 31, 2002 and 2001.

Excess of purchase price over fair market value of net assets acquired

     In connection with the December 2000 acquisition of the Missouri properties, the Company recorded an excess of purchase price over fair market value of net assets acquired (“goodwill”). The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized.

Instead, goodwill must be reviewed for impairment using a fair value assessment approach at least annually and more frequently if events or circumstances indicate a possible impairment. The Company completed a review of goodwill as of October 1, 2003, October 1, 2002 and January 1, 2001 and determined that no impairment existed as of those dates. The Company will continue to review goodwill annually as of October 1. See also “Note 12 - Excess of purchase price over fair market value of net assets acquired.”

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

Revenue recognition

     In accordance with industry practice, casino revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Additionally, the Company recognizes revenue upon the occupancy of its hotel rooms, upon the delivery of food, beverage and other services, and upon performance for entertainment revenue. The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances, to arrive at net revenues. Promotional allowances consist of the retail value of complimentary food and beverage, rooms, progress towards earning points for cash-based loyalty programs and targeted direct mail coin coupons.

     The estimated departmental costs of providing complimentary food and beverage, rooms and other are included in casino operating expenses and consist of the following:

	Years ended December 31,
	2003	2002	2001
	(Amounts in Thousands)
Food and beverage	$34,965	$30,266	$22,632
Rooms	3,754	3,416	1,550
Other	6,170	2,972	3,638

	$44,889	$36,654	$27,820

Advertising

     The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $21.6 million, $19.0 million and $17.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

     Business development expenses are general costs incurred in connection with identifying, evaluating and pursuing opportunities to expand into existing or new gaming jurisdictions. Such costs include, among others, legal fees, land option payments and fees for applications filed with regulatory agencies, and are expensed as incurred. During the years ended December 31, 2003, 2002 and 2001, the Company recorded $2.0 million, $0.4 million and $0.1 million, respectively, in business development expenses.

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

Recently issued accounting standards

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted the provisions of SFAS No. 149 that relate to SFAS 133 Implementation Issues on April 1, 2003. The Company adopted the provisions related to contracts entered into or modified after June 30, 2003 on July 1, 2003, and there was no impact on its financial position, results of operations or cash flows.

Reclassifications

     Certain reclassifications, having no effect on net income, have been made to the prior periods’ consolidated financial statements to conform to the current period’s presentation.

Note 3 — Accrued liabilities

     Major classes of accrued liabilities consist of the following as of December 31:

	2003	2002
	(Amounts in Thousands)
Compensation and related benefits	$18,720	$16,918
Interest	15,544	16,899
Taxes other than income taxes	14,196	13,460
Players’ club rewards	6,603	5,112
Progressive slot machine and related accruals	4,182	4,740
Deposits and other accruals	7,066	6,214

	$66,311	$63,343

Note 4 — Federal and state income taxes

     The provision for income taxes consists of the following:

	Years ended December 31,
	2003	2002	2001
	(Amounts in Thousands)
Taxes on income from continuing operations:
Federal income taxes	$26,724	$22,467	$15,648
State income taxes	1,244	878	733
Tax benefit from cumulative effect of change in accounting principle	—	—	(73)

	$27,968	$23,345	$16,308

     The components of the income tax provision are as follows:

	Years ended December 31,
	2003	2002	2001
	(Amounts in Thousands)
Current	$2,963	$(177)	$733
Deferred	25,005	23,522	15,648

	$27,968	$23,345	$16,381

     The reconciliation of income tax at the federal statutory rate to income tax expense is as follows:

	Years ended December 31,
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State income tax expense	1.6	0.9	1.0
Nondeductible political and lobbying costs	0.5	0.4	0.3
Nondeductible meals and entertainment expenses	0.1	0.0	0.1
Other nondeductible expenses	(0.2)	0.2	0.1
Previously unrecognized credit carryforwards	—	—	(3.5)

	37.0%	36.5%	33.0%

     Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability consist of the following:

	December 31,
	2003	2002
	(Amounts in Thousands)
Deferred income tax assets:
Accrued expenses	$4,212	$4,329
Alternative minimum tax credit	2,109	1,004
Net operating loss carryforwards	32,507	27,997
Impairment loss on assets held for sale	2,660	2,677
Other	8,714	9,836

Total deferred income tax assets	50,202	45,843

Deferred income tax liabilities:
Property and equipment	(70,461)	(69,259)
Other	(35,196)	(9,548)

Total deferred income tax liabilities	(105,657)	(78,807)

Net deferred income tax liability	$(55,455)	$(32,964)

     The excess of the alternative minimum tax over regular federal income tax is a tax credit, which can be carried forward indefinitely to reduce future federal income tax liabilities. At December 31, 2003, the Company has available $92.9 million of unused operating loss carryforwards that may be applied against future taxable income. The unused operating loss carryforwards will expire in 2018 through 2022. No valuation allowance has been provided against deferred income tax assets as the Company believes it is more likely than not that deferred income tax assets are realizable based on expected future taxable income.

Note 5 - Notes payable and long-term debt

     Notes payable and long-term debt consist of the following:

	December 31,
	2003	2002
	(Amounts in Thousands)
Senior credit facilities, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following facilities:
Revolving term loan facility, at variable interest (3.6% at December 31, 2003 and 4.4% at December 31, 2002), through December 20, 2005	$33,472	$75,000
Term loan A, at variable interest (3.7% at December 31, 2003 and 4.4% at December 31, 2002), principal due quarterly, through December 20, 2005	13,685	30,027
Term loan B, at variable interest (3.9% at December 31, 2003 and 4.1% at December 31, 2002), principal due quarterly, through December 20, 2006	286,844	290,147
Senior subordinated notes, unsecured, 10.75% fixed interest, payable semi-annually, principal due February 2, 2009 (net of $3,206 and $3,831 discount at December 31, 2003 and 2002, respectively)	376,794	376,169
Equipment financing, secured, variable interest (4.13% at December 31, 2002), payable monthly; principal paid in full in 2003	—	13,180
Other	5,921	11,817

	716,716	796,340
Less: Current maturities	3,885	36,628

	$712,831	$759,712

     Maturities of the Company’s borrowings for each of the next five years and thereafter as of December 31, 2003 are as follows (amounts in thousands):

Year	Maturities
2004	$3,885
2005	3,681
2006	327,515
2007	137
2008	147
Thereafter	381,351

$716,716

Senior credit facilities

     In December 2000, the Company refinanced substantially all of its long-term debt with $575 million of senior credit facilities provided by a group of lenders led by affiliates of Deutsche Bank AG and a $300 million senior subordinated credit facility provided by a group of lenders also led by affiliates of Deutsche Bank AG.

     In May 2002, the Company amended the senior credit facilities. The primary elements of the amendment include: (1) a reduction in the applicable interest rate margin on all loans; (2) the consolidation of the term loan C into the term loan B; (3) a further reduction in the applicable interest rate margin for the term loan B upon an improvement in the Company’s credit rating or if the Company’s leverage ratio falls below 3.50:1; (4) increased flexibility for capital expenditures generally, including an increase in the basket applicable to the Company’s St. Charles facility to accommodate the expanded scope of that project; (5) significant increases in various covenant allowances; and (6) the extension of the approval to add up to $200 million of debt capacity if the Company obtains additional financing commitments. The Company paid a fee to its lenders of approximately $0.9 million in connection with the amendment, which is being amortized over the remaining lives of the senior credit facilities.

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

     The Company amended the senior credit facilities in December 2003 to increase allowable capital expenditures for 2003 from 7.0% to 9.5% of consolidated gross revenues.

     At December 31, 2003 and before giving effect to the February 2004 amendment discussed below, the senior credit facilities consisted of a $75 million revolving credit facility with no outstanding debt and three term loans (a $75 million revolving term loan facility, term loan A and term loan B) aggregating $334.0 million in outstanding debt. At December 31, 2003, the amount of the revolving credit facility available for borrowing was $68.5 million, after giving effect to $6.5 million of outstanding letters of credit. Each of the facilities bears interest at a variable rate based, at the Company’s option, on LIBOR

(Eurodollar loans) or the prime rate (base rate loans) plus an applicable margin. For the revolving credit facility, the revolving term loan facility and the term loan A, the interest rate margin fluctuates based on the Company’s leverage ratio, which is the ratio of consolidated debt to EBITDA (as defined) for the most recent four full fiscal quarters, and ranges from 1.25% to 3.00% in the case of Eurodollar loans and from 0.25% to 2.00% in the case of base rate loans. For term loan B, the interest rate margin fluctuates based on the Company’s leverage ratio and ranges from 2.50% to 3.00% in the case of Eurodollar loans and 1.50% to 2.00% in the case of base rate loans. In the case of Eurodollar loans, the Company has the option of selecting a one-, two-, three- or six-month interest period, with interest payable at the earlier of three months from the borrowing date or upon expiration of the interest period selected.

     All mandatory principal repayments have been made through December 31, 2003. In addition to making all required quarterly principal repayments under the senior credit facilities, in 2003 and 2002 the Company prepaid and reduced the senior credit facilities as follows:

•	In December 2003, the Company prepaid and permanently reduced the revolving term loan facility by $10.4 million, the term loan A by $4.2 million and the term loan B by $0.3 million.

•	In September 2003, the Company prepaid and permanently reduced both the revolving term loan facility by $14.2 million and the term loan A by $5.8 million; and

•	In December 2002, the Company repaid the outstanding balance of the revolving credit facility of $67.7 million, utilizing proceeds from the additional $100 million borrowing under the term loan B;

     The senior credit facilities and the indenture governing the senior subordinated notes require the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of December 31, 2003, the Company was required to maintain a maximum senior debt ratio, defined as senior debt divided by EBITDA, of no more than 2.25:1, and a maximum total debt ratio, defined as consolidated debt divided by EBITDA, of no more than 4.25:1. As of December 31, 2003, the Company’s senior debt and total debt ratios were 1.63:1 and 3.49:1, respectively.

     As of December 31, 2003, the Company was required to maintain a minimum fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of 1.75:1. As of December 31, 2003, the Company’s fixed charge coverage ratio was 2.17:1. In addition, the senior credit facilities require the Company to maintain a minimum of 1.50:1 adjusted fixed charge coverage ratio (EBITDA divided by adjusted fixed charges, as defined). As of December 31, 2003, the Company’s adjusted fixed charge coverage ratio was 2.15:1.

     The senior credit facilities also limit the Company’s aggregate capital expenditures in each year. For the year ended December 31, 2003, the Company’s maximum permitted capital expenditures were 9.5% of its consolidated gross revenues, or $86.5 million. In addition, the senior credit facilities permitted the Company to incur up to certain amounts of capital expenditures on specified projects. As of December 31, 2003, the Company was in compliance with the capital expenditure covenant requirements.

     In February 2004, the Company amended the senior credit facilities. The primary elements of the amendment include: (1) the consolidation of the revolving term loan facility, term loan A and term loan B into a new term loan B-1, which matures on December 20, 2006; (2) a 0.5% reduction in the applicable interest rate margin on term loan B-1 compared to the former term loan B; (3) a revised repayment schedule whereby the Company will make mandatory quarterly principal payments of $0.8 million in

2004 and 2005 and $81.8 million in 2006; and (4) the ability to pay cash dividends on the Company’s common stock in a total amount of up to $25 million.

Senior subordinated notes

     On February 2, 2001, the Company issued $380 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. The notes were issued at a discount, resulting in an effective yield of 11.0%. The notes are unsecured and rank junior to all of the Company’s existing and future senior debt, including borrowings under the senior credit facilities.

     All of ACI’s current operating subsidiaries (the “Guarantors”) have jointly and severally, and fully and unconditionally, guaranteed the senior subordinated notes. Each of the Guarantors is a wholly owned subsidiary of ACI and the Guarantors constitute substantially all of ACI’s direct and indirect subsidiaries. ACI is a holding company with no operations or material assets independent of those of the Guarantors, other than its investment in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity on a consolidated basis of the Company. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to ACI in the form of cash dividends, loans or advances.

Other debt

     In October 2002, the Company borrowed $14.0 million on a secured basis from a commercial bank to finance equipment purchases for the new St. Charles facility. In June 2003, the Company retired the debt in full with an $11.4 million prepayment. Additionally in 2003, the Company prepaid $2.6 million of other equipment financing.

Interest rate collar and swap agreements

     The Company seeks to manage interest rate risk associated with variable rate borrowings through balancing fixed-rate and variable-rate borrowings and, where appropriate, the use of derivative instruments designated as cash flow hedges. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income (loss).

     Under an interest rate collar agreement entered into in 1998, $50.0 million of LIBOR-based borrowings under the Company’s previous revolving credit/term loan facility and term loan A of the senior credit facilities had a LIBOR floor rate of 5.39% and a LIBOR ceiling rate of 6.75%, plus the applicable margin. In 2003 and 2002, the Company paid approximately $1.0 million and $1.8 million, respectively, in interest as a result of this agreement. The collar agreement terminated on June 30, 2003. At December 31, 2003 and 2002, the value of the collar agreement was $0 and $1.0 million, respectively. The value of the collar agreement was recorded in other long-term liabilities as of December 31, 2002. Because the collar agreement was not a highly effective hedge, any change in fair value was recorded as interest expense. As a result, the Company reduced interest expense by $1.0 million and $0.9 million during the years ended December 31, 2003 and 2002, respectively. In 2001, the Company recognized $0.1 million, net of tax, as a cumulative effect of change in accounting principle upon adoption of SFAS No. 133.

     In April 2001, the Company entered into an interest rate swap agreement with Deutsche Bank to fix the interest rate on $100 million of LIBOR-based borrowings under the senior credit facilities at 5.07% plus the applicable margin. The interest rate swap agreement has been highly effective as a cash flow hedging instrument and, therefore, the value of the swap agreement (net of tax) has been recorded as accumulated other comprehensive loss as part of stockholders’ equity. At December 31, 2003 and 2002, the value of the swap agreement was $1.0 million and $4.5 million, respectively, and was recorded as other long-term liabilities. The Company believes the interest rate swap agreement will continue to be an effective cash flow hedge as it will have sufficient LIBOR-based borrowings outstanding under the senior credit facilities. As a result, the Company does not expect any reclassification from accumulated other comprehensive loss to interest expense through March 31, 2004, when the agreement terminates. The Company paid $3.9 million and $3.2 million of additional interest expense in 2003 and 2002, respectively, as a result of the interest rate swap agreement.

Fair value of long-term debt

     The estimated fair value of the Company’s long-term debt at December 31, 2003 was approximately $775.6 million, compared to its book value of $716.7 million, based on the quoted market price of the senior subordinated notes. Primarily all other long-term debt carries variable interest rates. At December 31, 2002, the estimated fair value of the Company’s long-term debt was approximately $832.4 million, compared to its book value of $796.3 million.

Note 6 — Leases

Operating leases

     The Company maintains operating leases for certain office facilities, vehicles, office equipment, signage and land. Rent expense under operating leases totaled $2.7 million, $3.2 million and $2.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Future minimum lease payments required under operating leases for each of the five years subsequent to December 31, 2003 and thereafter are as follows (amounts in thousands):

Year	Payments
2004	$2,714
2005	1,926
2006	1,852
2007	1,673
2008	140
Thereafter	1,820

$10,125

Note 7 — Benefit plans

401(k) plan

     The Company maintains a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements. Plan participants can elect to defer before-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 50% of eligible participants’ deferrals that do not exceed 4% of their salaries (subject to limitations imposed by the Internal Revenue Code). The Company’s matching contributions were $1.4 million, $1.4 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Neither the Company’s 401(k) plan nor any other Company benefit plan holds or invests in shares of the Company’s common stock or derivative securities based on the Company’s common stock.

Health insurance plan

     The Company maintains a qualified employee health insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $19.7 million, $18.8 million and $15.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

     As of December 31, 2003 and 2002, plan assets were $6.5 million and $2.9 million, respectively, and are reflected in other assets in the accompanying consolidated balance sheets. The liabilities due the participants were $6.7 million and $2.7 million as of December 31, 2003 and 2002, respectively, and are shown as other long-term liabilities. For the years ended December 31, 2003, 2002 and 2001, deferred compensation expense was $0.9 million, $0.3 million and $0, respectively.

Stock incentive plans

     The Company has various stock incentive plans for directors, officers, employees, consultants and advisers of the Company. The plans permit the grant of options to purchase common stock intended to qualify as incentive stock options or non-qualified stock options and also provide for the award of restricted stock. The maximum number of shares available for issuance under the plans is 5.5 million (net of options which terminate or are canceled without being exercised), subject to certain limitations. To date, the Company has not granted any awards of restricted stock. The Compensation Committee of the Board of Directors administers the plans and has broad discretion to establish the terms of stock option awards, including without limitation the power to set the term (up to 10 years), vesting schedule and exercise price of stock option awards.

     In December 2000, in connection with the Company’s acquisition of the two properties in Missouri, the Company granted 675,000 options to four members of the Missouri properties’ senior management team. These options have an exercise price of $4.64 per share and the market price on the date of grant was $5.56 per share, resulting in compensation expense to be recognized over the vesting period of the options. Options to purchase 270,000 shares vest equally over a four-year period from January 1, 2002 through December 31, 2005. The remaining options were to vest on December 31, 2007, with a portion of the options subject to accelerated vesting each year from December 2001 through December 2005 based on the Missouri properties’ meeting certain annual performance targets. The performance targets were to be established annually by the Board of Directors or a committee thereof, resulting in a new measurement date for the options subject to acceleration. In 2002, two members of the Missouri senior management team terminated their employment with the Company. On July 23, 2002, the Company amended and restated the terms of the stock options held by the two remaining members of the Missouri management team. If the remaining two members of the management team were to leave the employment of the Company prior to December 31, 2007, the Company would recognize compensation expense of $1.6 million based on the spread between the market price and exercise price of the stock options on the July 23, 2002 modification date. Compensation expense related to the options granted to the management team totaled $0.3 million, $0.3 million and $0.1 million in 2003, 2002 and 2001, respectively.

     Summary information for stock option grants under the Company’s plans is as follows:

	Years ended December 31,
	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,807,880	$11.72	2,615,597	$5.36	3,223,979	$4.05
Granted	600,340	20.42	1,264,220	19.38	448,450	11.13
Exercised	(364,486)	4.97	(385,389)	3.80	(515,908)	3.26
Canceled	(213,882)	13.23	(686,548)	6.02	(540,924)	4.11

Outstanding at end of year	2,829,852	$14.26	2,807,880	$11.72	2,615,597	$5.36

Options exercisable at end of year	795,387	$10.08	540,721	$5.12	502,001	$3.54
Options available for grant at end of year	1,329,402		815,860		1,393,532

     Following is a summary of the status of stock options outstanding at December 31, 2003:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise		Remaining	Exercise		Exercise
Price Range	Number	Life	Price	Number	Price
$2.64	134,268	4.7	$2.64	134,268	$2.64
$2.75-$4.59	196,528	5.9	3.76	91,924	3.73
$4.64	145,393	7.0	4.64	41,654	4.64
$4.72-$6.75	392,371	6.1	5.07	171,627	4.96
$7.54-$10.94	179,450	8.1	9.32	49,700	8.54
$12.12-$13.84	195,000	8.4	13.05	48,860	12.94
$13.94	430,117	8.8	13.94	86,577	13.94
$14.10-$18.56	210,055	8.6	16.34	38,667	16.11
$19.00-$23.61	516,080	9.5	22.25	26,710	21.44
$24.23-$29.80	430,590	8.0	26.63	105,400	26.74

	2,829,852	7.9	$14.26	795,387	$10.08

Note 8 — Earnings per share

     The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution from all potentially dilutive securities such as stock options. For 2003, 2002 and 2001, all outstanding options with an exercise price lower than the market price have been included in the calculation of earnings per share.

     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consists of the following:

	Years ended December 31,
	2003	2002	2001
	(Amounts in Thousands)
Weighted average number of shares outstanding-basic earnings per share	26,423	26,107	20,906
Dilutive effect of stock options	697	885	1,002

Weighted average number of shares outstanding-diluted earnings per share	27,120	26,992	21,908

Note 9 — Accounting for Stock-Based Compensation

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

     The Company does not currently plan to transition to the fair value-based method and will continue to account for stock incentive plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under SFAS No. 123, all employee stock option grants are considered compensatory. SFAS No. 123 provides, among other things, that companies may elect to account for employee stock options using APB No. 25. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts in the following table. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted-average fair value of the options granted. The model assumes no expected future dividend payments on the Company’s common stock for the options granted in 2003, 2002 and 2001.

	Years ended December 31,
	2003	2002	2001
	(Dollars in Thousands, Except Per Share Data)
Net income:
As reported	$47,620	$40,534	$33,154
Deduct: compensation expense under fair value based method (net of tax)	(3,383)	(2,084)	(978)

Pro forma	$44,237	$38,450	$32,176

Basic earnings per share:
As reported	$1.80	$1.55	$1.59
Pro forma (net of tax)	$1.67	$1.47	$1.54
Diluted earnings per share:
As reported	$1.76	$1.50	$1.51
Pro forma (net of tax)	$1.63	$1.42	$1.47
Weighted-average assumptions:
Expected stock price volatility	51%	52%	54%
Risk-free interest rate	3.7%	3.4%	4.6%
Expected option life (years)	6	7	5
Estimated fair value per share of options granted	$5.30	$4.76	$5.83

Note 10 — Impairment loss on assets held for sale

     In August 2002, the Company entered into an agreement to sell various assets that were not utilized after the new Ameristar St. Charles facility opened, including the existing casino barge, for $6.6 million (net of expenses), in a transaction that closed in September 2002. The Company also decided to sell 3,207 slot machines that were not being used at its various properties as part of the Company’s ongoing strategy to provide patrons with the latest-technology gaming equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for the year ended December 31, 2003, the Company recorded a $0.7 million impairment loss relating to certain slot machines, and in 2002, the Company recorded a $5.2 million impairment loss on the former casino barge at Ameristar St. Charles and various slot machines. The impairment loss is based on the assets’ estimated realizable values, third-party offer prices or actual sales proceeds.

Note 11 — Opening of the new St. Charles facility and associated preopening expenses

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

Note 12 — Excess of purchase price over fair market value of net assets acquired

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The primary impact on the Company is that the excess of purchase price over fair market value of the net assets acquired in connection with the acquisition of the Missouri properties in December 2000 is no longer being amortized as of January 1, 2002. Instead, goodwill must be reviewed for impairment at least annually and more frequently if events or circumstances indicate a possible impairment. The Company completed a review of goodwill as of January 1, 2002, October 1, 2002 and October 1, 2003 and determined that no impairment existed as of those dates. The Company will continue to perform an annual review of goodwill impairment as of October 1 of each year and will review goodwill sooner if events or circumstances indicate a possible impairment.

     Goodwill amortization expense was $2.2 million for the year ended December 31, 2001 and $0 for the years ended December 31, 2003 and 2002. As of December 31, 2003, the balance of goodwill was $80.8 million, which will continue to be reduced through 2016 by annual tax benefits of $1.2 million resulting from differences in the values assigned to certain purchased assets for financial reporting and tax purposes.

     The unaudited pro forma data set forth below summarizes the Company’s net income and earnings per share as if SFAS No. 142 had been effective on January 1, 2001. Actual results for the years ended December 31, 2003 and 2002 are shown for comparative purposes:

	Years ended December 31,
	2003	2002	2001
	(Amounts in Thousands)
Income before cumulative change in accounting principle:
Reported income before cumulative change in accounting principle	$47,620	$40,534	$33,289
Add back: goodwill amortization expense (net of tax)	—	—	1,435

Income before cumulative change in accounting principle	$47,620	$40,534	$34,724

Net income :
Reported net income	$47,620	$40,534	$33,154
Add back: goodwill amortization expense (net of tax)	—	—	1,435

Net income	$47,620	$40,534	$34,589

Basic earnings per share:
Reported basic earnings per share	$1.80	$1.55	$1.59
Add back: goodwill amortization expense	—	—	0.07

Basic earnings per share	$1.80	$1.55	$1.66

Diluted earnings per share:
Reported diluted earnings per share	$1.76	$1.50	$1.51
Add back: goodwill amortization expense	—	—	0.07

Diluted earnings per share	$1.76	$1.50	$1.58

     In December 2000, the Company acquired proprietary marketing information valued at $6.0 million as part of the purchase of the Missouri properties. This asset was amortized over two years between December 2000 and December 2002. During 2003, 2002 and 2001, the Company recognized $0, $3.0 million and $2.9 million, respectively, in amortization expense relating to this asset.

Note 13 — Commitments and contingencies

     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the Company.

     Self-Funded Employee Health Care Insurance Program. The Company’s employee health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum amount are fully insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported, based on statistical data provided by the independent third party administrator of the health care benefits program. At December 31, 2003 and 2002, the Company’s liabilities for unpaid and incurred but not reported claims totaled $4.1 million and $3.6 million, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover the payments of future claims.

Note 14 — Related party transactions

     The Company engages Neilsen & Company, L.L.C., a company owned and controlled by Craig H. Neilsen, the Company’s Chairman of the Board, President and Chief Executive Officer, to provide certain professional services, office space and other equipment and facilities. The Company also leases from Neilsen & Company two condominium units in Sun Valley, Idaho, which it makes available for use by management personnel and certain business associates with the objective of strengthening management morale and maintaining goodwill with important business contacts. In 2003 and 2002, the Company reimbursed Neilsen & Company for administrative and clerical support expenses reasonably incurred by Mr. Neilsen on Company business matters, including nursing care expense and additional costs incurred as a result of the use of his home for business purposes. Total payments to Neilsen & Company were $343,000, $562,000 and $69,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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