Form 10-Q
period 2004-03-31
AMERISTAR CASINOS INC
filed 2004-05-10
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [   ]

As of May 3, 2004, 27,031,584 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

INDEX

Page No(s).
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited):
A. Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	2
B. Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003	3
C. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003	4
D. Notes to Condensed Consolidated Financial Statements	5 - 9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	16
Item 4. Controls and Procedures	16 - 17
Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	17
SIGNATURE	18
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERISTAR CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,950	$78,220
Restricted cash	2,643	2,677
Accounts receivable, net	4,621	5,234
Income tax refund receivable	—	643
Inventories	6,085	6,113
Prepaid expenses	8,606	9,706
Deferred income taxes	26,239	26,239
Assets held for sale	235	235

Total current assets	127,379	129,067

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $261,525 and $245,934, respectively	916,639	920,763
EXCESS OF PURCHASE PRICE OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED	80,515	80,816
DEPOSITS AND OTHER ASSETS	25,227	24,604

TOTAL ASSETS	$1,149,760	$1,155,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,203	$16,190
Dividends payable	3,369	—
Construction contracts payable	2,498	10,599
Accrued liabilities	60,629	66,311
Current obligations under capitalized leases	4	4
Current maturities of long-term debt	3,544	3,885

Total current liabilities	80,247	96,989

OBLIGATIONS UNDER CAPITALIZED LEASES, net of current maturities	212	213
LONG-TERM DEBT, net of current maturities	697,291	712,831
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	98,016	89,374
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized – 30,000,000 shares; Issued – None	—	—
Common stock, $.01 par value: Authorized – 60,000,000 shares; Issued and outstanding – 26,955,351 shares at March 31, 2004 and 26,611,214 shares at December 31, 2003	270	266
Additional paid-in capital	155,300	150,382
Accumulated other comprehensive loss	—	(688)
Retained earnings	118,424	105,883

Total stockholders’ equity	273,994	255,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,149,760	$1,155,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
REVENUES:
Casino	$215,310	$183,760
Food and beverage	29,048	24,765
Rooms	6,314	5,506
Other	5,659	4,650

	256,331	218,681
Less: Promotional allowances	41,968	30,161

Net revenues	214,363	188,520

OPERATING EXPENSES:
Casino	96,118	84,519
Food and beverage	15,336	14,113
Rooms	1,625	1,601
Other	3,174	3,408
Selling, general and administrative	38,532	34,385
Depreciation and amortization	17,332	15,011
Impairment loss on assets held for sale	112	452

Total operating expenses	172,229	153,489
Income from operations	42,134	35,031
OTHER INCOME (EXPENSE):
Interest income	10	107
Interest expense, net	(15,435)	(16,594)
Loss on early retirement of debt	(246)	—
Other	43	(113)

INCOME BEFORE INCOME TAX PROVISION:
Income tax provision	26,506	18,431
	10,605	6,711

NET INCOME	$15,901	$11,720

EARNINGS PER SHARE:
Basic	$0.59	$0.45

Diluted	$0.58	$0.44

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	26,805	26,259

Diluted	27,581	26,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,901	$11,720

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,332	15,011
Amortization of debt issuance costs and debt discounts	1,155	1,237
Loss on early retirement of debt	246	—
Change in value of interest rate collar agreement	—	(497)
Net increase in deferred compensation liability	127	338
Impairment loss on assets held for sale	112	452
Net (gain) loss on disposition of assets	(198)	111
Change in deferred income taxes	9,655	6,762
Decrease in restricted cash	34	—
Decrease in accounts receivable, net	613	637
Decrease in income tax refund receivable	643	9,661
Decrease in inventories	28	312
Decrease in prepaid expenses	1,100	1,738
Decrease in assets held for sale	—	30
Decrease in accounts payable	(5,987)	(3,437)
Decrease in accrued liabilities	(5,682)	(9,812)

Total adjustments	19,178	22,543

Net cash provided by operating activities	35,079	34,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,394)	(12,513)
Decrease in construction contracts payable	(8,101)	(15,360)
Proceeds from sale of assets	272	87
Decrease (increase) in deposits and other non-current assets	191	(21)

Net cash used in investing activities	(21,032)	(27,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt and capitalized leases	(16,036)	(10,246)
Debt issuance costs and amendment fees	—	(160)
Proceeds from stock option exercises	2,719	303

Net cash used in financing activities	(13,317)	(10,103)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	730	(3,647)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	78,220	90,573

CASH AND CASH EQUIVALENTS – END OF PERIOD	$78,950	$86,926

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized	$24,708	$25,900
Cash paid for federal and state income taxes (net of refunds received)	$(118)	$(10,692)

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

     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles. However, they do contain all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods included therein. The interim results reflected in these financial statements are not necessarily indicative of results to be expected for the full fiscal year.

     Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies, significant accounting policies and basis of presentation are discussed where appropriate in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. In addition, critical accounting policies and estimates are also discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 – Long-term debt

     In February 2004, the Company amended its senior credit facilities. The primary elements of the amendment include: (1) the consolidation of the former revolving term loan facility, term loan A and term loan B into a new term loan B-1, which matures on December 20, 2006; (2) a 0.5% reduction in the applicable interest rate margin on term loan B-1 compared to the former term loan B; (3) a revised repayment schedule whereby the Company will make mandatory quarterly principal payments of $0.8 million in 2004 and 2005 and $81.8 million in 2006; and (4) the ability to pay cash dividends on the Company’s common stock in a total amount of up to $25 million.

     At March 31, 2004, the Company’s principal long-term debt outstanding was composed of $318.2 million on term loan B-1 and $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. At March 31, 2004, the amount of the $75 million revolving credit facility available for borrowing was $68.9 million, after giving effect to $6.1 million of outstanding letters of credit. The term loan B-1 and the revolving credit facility bear interest at a variable rate equal, at the Company’s option, to LIBOR (in the case of Eurodollar loans) or the prime rate (in the case of base rate loans), plus an applicable margin. The senior credit facilities and the indenture governing the senior subordinated notes require the Company to comply with various financial and other covenants. At March 31, 2004, the Company was in compliance with all covenants.

     In April 2001, the Company entered into an interest rate swap agreement to fix the interest rate on $100 million of LIBOR-based borrowings under the senior credit facilities at 5.07% plus the applicable margin. The Company paid $1.0 million and $0.9 million of additional interest expense for the quarters ended March 31, 2004 and 2003, respectively, as a result of the interest rate swap agreement. At March 31, 2004, the swap agreement terminated, resulting in a reduction of both the swap liability and accumulated other comprehensive loss to $0.

Note 3 – Earnings per share

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding over the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of dilutive stock options outstanding using the “treasury stock method.” The components of basic and diluted earnings per share are as follows:

	Three Months
	Ended March 31,
	2004	2003
	(Amounts in thousands)
Weighted average number of shares outstanding — basic earnings per share	26,805	26,259
Dilutive effect of stock options	776	484

Weighted average number of shares outstanding — diluted earnings per share	27,581	26,743

     For the three months ended March 31, 2004 and 2003, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 46,368 and 1,431,951, respectively.

Note 4 – Commitments and contingencies

     The Company’s employee health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum amount are fully insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported. At each of March 31, 2004 and December 31, 2003, the Company’s liabilities for unpaid and incurred but not reported claims totaled $4.1 million and are included in accrued liabilities in the accompanying consolidated condensed balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover the payment of future claims.

Note 5 – Comprehensive income

     Comprehensive income represents all changes in stockholders’ equity from non-owner sources during each period presented. Comprehensive income includes changes in the fair value of the interest rate swap agreement described in Note 2 above.

	Three Months
	Ended March 31,
	2004	2003
	(Amounts in thousands)
Net income	$15,901	$11,720
Adjustment to fair value of the interest rate swap agreement (net of tax effect)	688	417

Comprehensive income	$16,589	$12,137

Note 6 – Accounting for stock-based compensation

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, and APB Opinion No. 95, Accounting for Stock Issued to Employees.” If adopted as a final standard, it would replace existing requirements under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date.

     Under SFAS No. 123, all employee stock option grants are considered compensatory. SFAS No. 123 provides, among other things, that companies may elect to account for employee stock options using APB No. 25. The Company currently accounts for its stock incentive plans in accordance with APB No. 25. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts in the following table.

	Three Months
	Ended March 31,
	2004	2003
	(Amounts in thousands, except per share data)
Net income:
As reported	$15,901	$11,720
Deduct: compensation expense under fair value-based method (net of tax)	(301)	(641)

Pro forma	$15,600	$11,079

Basic earnings per share:
As reported	$0.59	$0.45
Pro forma (net of tax)	$0.58	$0.42
Diluted earnings per share:
As reported	$0.58	$0.44
Pro forma (net of tax)	$0.57	$0.41

     For purposes of computing the pro forma compensation expense, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3.2% as of March 31, 2004 and 3.4% as of March 31, 2003; expected lives of 6 years as of March 31, 2004 and 2003; and expected volatility of 51% as of March 31, 2004 and 52% as of March 31, 2003. The model assumes no expected future dividend payments on the Company’s common stock for the options granted in 2003; however, beginning in 2004, the model assumes an expected future dividend payment of $0.50 per year, as the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share on March 31, 2004. The estimated weighted-average fair value per share of options granted was $5.23 as of March 31, 2004 and $4.68 as of March 31, 2003.

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

     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts that patrons spend per visit. Management uses key metrics to evaluate these factors. Such metrics include: “market share,” representing our share of gross gaming revenues in each of our markets other than Jackpot and our share of gaming devices in the Jackpot market (Nevada does not publish separate gaming revenue statistics for this market); “admissions,” representing the number of patrons admitted to our riverboat casinos; and “win per admission,” representing the amount of gaming revenues we generate per admission.

     Our operating results may be affected by, among other things, competitive factors, gaming tax increases, the commencement of new gaming operations, charges associated with debt refinancing or property acquisition and disposition transactions, construction at existing facilities and weather conditions affecting our properties. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

     During the first quarter of 2004, the most significant factors and trends contributing to our operating performance were:

•	Renovations and enhancements at Ameristar Kansas City. In September 2003, we completed a substantial renovation and enhancement project at Ameristar Kansas City, including a comprehensive renovation of the casino, the widespread implementation of ticket-in, ticket-out slot machines, a 330-seat Amerisports Brew Pub with state-of-the-art video and audio technology and six other new dining and entertainment venues. We believe we are now seeing the positive effects of this two-year project, as evidenced by increases in both admissions and net revenues at the property.

•	Renovations and enhancements at Ameristar Vicksburg. In December 2003, we completed a total renovation of the buffet and kitchen at Ameristar Vicksburg, rebranding the venue as the Heritage Buffet. During the first quarter of 2004, we added meeting room facilities and enhanced certain common areas of the casino vessel.

•	Implementation of coinless slot technology. We are in the process of implementing coinless slot technology across all properties. As of March 31, 2004, approximately 80% of the slot machines at our Ameristar-branded properties were coinless, and we expect that approximately 100% of these slot machines will be coinless by the end of 2004.

•	Continued reduction in our debt balances and debt interest rates. During the first quarter of 2004, we repaid $16.0 million of long-term debt, including a $15.0 million prepayment of our senior credit facilities. In February 2004, we amended our senior credit facilities, which effectively reduced our interest rate margin by 0.5%.

•	United States economy. We believe the current economic recovery in the United States continued to positively impact our operations in the first quarter of 2004.

Results of Operations

     The following table highlights our consolidated results of operations and certain other financial information for our properties:

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Amounts in thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2004	2003
Net revenues
Ameristar St. Charles	$71,439	$61,666
Ameristar Kansas City	57,603	51,811
Ameristar Council Bluffs	42,354	37,615
Ameristar Vicksburg	28,915	23,889
Jackpot Properties	14,052	13,631
Corporate and other	—	(92)

Consolidated net revenues	$214,363	$188,520

Operating income (loss)
Ameristar St. Charles	$19,422	$14,480
Ameristar Kansas City	10,582	10,941
Ameristar Council Bluffs	12,217	9,921
Ameristar Vicksburg	8,710	5,938
Jackpot Properties	1,345	1,656
Corporate and other	(10,142)	(7,905)

Consolidated operating income	$42,134	$35,031

Operating income margins (1)
Ameristar St. Charles	27.2%	23.5%
Ameristar Kansas City	18.4%	21.1%
Ameristar Council Bluffs	28.8%	26.4%
Ameristar Vicksburg	30.1%	24.9%
Jackpot Properties	9.6%	12.1%
Consolidated operating income margin	19.7%	18.6%

(1)	Operating income margin is operating income as a percentage of net revenues.

     Net Revenues

     Consolidated net revenues for the quarter ended March 31, 2004 were $214.4 million, representing an increase of $25.8 million, or 13.7%, over the first quarter in 2003. All of our properties improved in net revenues, including double-digit percentage increases at Ameristar Vicksburg (21.0%), Ameristar St. Charles (15.8%), Ameristar Council Bluffs (12.6%) and Ameristar Kansas City (11.2%). In the first quarter of 2004, each of our properties continued to be ranked number one in market share in its respective market. Ameristar St. Charles and Ameristar Kansas City increased their reported market shares by 2.9 and 0.9 percentage points, respectively, over the prior-year first quarter to 33.1% and 34.1%, respectively. Ameristar Council Bluffs and Ameristar Vicksburg extended and improved their long-time market leadership positions by 3.3 and 6.8 percentage points, respectively, over the prior-year first quarter, reporting market shares of 41.8% and 45.9%, respectively.

     Casino revenues for the first quarter of 2004 were $215.3 million, an increase of $31.6 million, or 17.2%, from the first quarter 2003, including increases in slot revenues of $28.0 million (17.7%) and table games revenues of $3.5 million (13.7%). Increased casino revenues are principally the result of our continued and expanding market share leadership and the growth in each of our markets due to improvement in the general economy. In addition to the overall quality of our properties and operations, we believe the growth in slot revenues has been driven by our continued implementation of coinless slot technology and our accelerated introduction of popular new-generation nickel and penny slot machines. The growth in table games revenues was driven, in part, by a $0.8 million (53.5%) increase in poker revenues at our Missouri properties in the first quarter of 2004 compared to the first quarter of 2003.

     Promotional allowances increased $11.8 million, or 39.1%, in the first quarter of 2004 over the prior year first quarter. As a percentage of gross revenues, promotional allowances increased to 16.4% in the first quarter of 2004 from 13.8% in the first quarter of 2003. The increase in promotional spending resulted primarily from the continued growth of our rated patron base and increased competition. In the Kansas City market, we continue to face increased competition from a competitor that completed a major expansion in December 2003 and increased promotional spending by other operators in the market.

     Operating Income

     Consolidated operating income for the quarter ended March 31, 2004 was $42.1 million, representing an increase of $7.1 million, or 20.3%, from the first quarter of 2003. Operating income at Ameristar St. Charles, Ameristar Vicksburg and Ameristar Council Bluffs improved by $4.9 million, $2.8 million and $2.3 million, respectively. The growth in operating income at these properties was principally driven by the increase in gaming revenues and our continued implementation of cost-control initiatives. Ameristar Kansas City and our Jackpot properties experienced decreases in first quarter operating income of $0.4 million and $0.3 million, respectively. Operating income at Ameristar Kansas City was negatively impacted by a $1.8 million increase in depreciation expense resulting from the significant renovation and enhancement projects that were completed in the third quarter of 2003. Additionally, the improvement in consolidated operating income was achieved despite a $2.3 million increase in corporate expense in the first quarter of 2004 compared to the first quarter of 2003.

Corporate expense increased as a result of our continued growth, the centralization of certain management functions at the corporate level, the addition of corporate staff to position us for future expansion and increased development activities. We expect this trend to continue throughout 2004.

     Consolidated operating income margin increased to 19.7% in the first quarter of 2004 from 18.6% in the first quarter of 2003. Ameristar St. Charles, Ameristar Vicksburg and Ameristar Council Bluffs increased their operating income margins to 27.2%, 30.1% and 28.8%, respectively, in the first quarter 2004 from 23.5%, 24.9% and 26.4%, respectively, in the prior-year first quarter. The increase in operating income margins at these properties was the result of more effective management of controllable costs and the operational leverage achieved from increasing revenues. The operating income margin at Ameristar Kansas City decreased to 18.4% in the first quarter of 2004 from 21.1% in the prior-year first quarter largely due to the aforementioned $1.8 million increase in depreciation expense. The operating income margin at the Jackpot properties decreased to 9.6% in the first quarter of 2004 from 12.1% in the first quarter of 2003 due to higher administrative expenses.

     Interest Expense

     Consolidated interest expense, net of amounts capitalized, decreased $1.2 million to $15.4 million for the three months ended March 31, 2004 from the same period in 2003, due to a lower weighted-average debt balance in 2004 as a result of mandatory and accelerated reductions of our long-term debt. Additionally, in February 2004 we amended our senior credit facilities, which resulted in a lower average interest rate.

     Income Taxes

     Our effective income tax rate was 40.0% for the quarter ended March 31, 2004 compared to 36.4% for the same period in 2003. The federal income tax statutory rate was 35% in both quarters. Our effective state income tax rate increased to 5% in the first quarter of 2004 compared to 1.4% for the same period in 2003. The change in the effective state income tax rate is primarily attributable to the increased profitability of our Missouri and Council Bluffs properties.

     Net Income

     As a result of the foregoing factors, our consolidated net income increased to $15.9 million in the 2004 first quarter from $11.7 million in the first quarter of 2003. Net income for the 2004 first quarter included a charge of $0.2 million related to the prepayment of $15.0 million of debt under our senior credit facilities.

Liquidity and Capital Resources

     Net cash provided by operations was $35.1 million for the three months ended March 31, 2004 compared to $34.3 million for the same period of 2003. This increase is primarily due to improvements in operating results, as discussed under “Results of Operations” above.

     Net cash used in investing activities for the first three months of 2004 was $21.0 million, compared to $27.8 million for the three months ended March 31, 2003. During the first quarter of 2004, we incurred $13.4 million in capital expenditures, which included $7.8 million related to the purchase of slot machines and $5.6 million for other capital improvement and renovation projects, including the implementation of new marketing and operations-oriented information technology solutions and renovation projects at Ameristar Vicksburg. Construction contracts payable decreased by $8.1 million during the first quarter of 2004 mostly as a result of a final $4.3 million payment to our general contractor in connection with the Ameristar St. Charles construction project completed in 2002.

     Net cash used in financing activities was $13.3 million during the first quarter of 2004, compared to $10.1 million for the three months ended March 31, 2003. During the first quarter of 2004, we repaid $16.0 million of long-term debt, including a $15.0 million prepayment of our senior credit facilities. Additionally, we received $2.7 million in proceeds from the exercise of stock options during the first quarter of 2004.

     On March 31, 2004, our Board of Directors declared the first quarterly cash dividend in our history in the amount of $0.125 per share, which we paid on April 30, 2004 to stockholders of record on April 14, 2004.

     In February 2004, we amended the senior credit facilities. The primary elements of the amendment include: (1) the consolidation of the former revolving term loan facility, term loan A and term loan B into a new term loan B-1, which matures on December 20, 2006; (2) a 0.5% reduction in the applicable interest rate margin on term loan B-1 compared to the former term loan B; (3) a revised repayment schedule whereby we will make mandatory quarterly principal payments of $0.8 million in 2004 and 2005 and $81.8 million in 2006; and (4) the ability to pay cash dividends on our Common Stock in a total amount of up to $25.0 million.

     At March 31, 2004, our principal long-term debt outstanding was composed of $318.2 million on term loan B-1 and $380.0 million in aggregate principal amount of our 10.75% senior subordinated notes due 2009. At March 31, 2004, the amount of our $75 million revolving credit facility available for borrowing was $68.9 million, after giving effect to $6.1 million of outstanding letters of credit.

     All mandatory principal repayments have been made through March 31, 2004. We expect to fund principal repayments in 2004 from cash flows from operating activities.

     We are required to comply with various affirmative and negative financial and other covenants under the senior credit facilities and the indenture governing our senior subordinated notes. These covenants include, among other things, restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as requirements to maintain certain financial ratios and tests. As of March 31, 2004, we were in compliance with all applicable covenants.

     We historically have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will support our operations and liquidity requirements, including current capital expenditure plans, for the foreseeable future. Our ability to borrow funds under our senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of our senior credit facilities, for the preceding four fiscal quarters. As of March 31, 2004, in addition to the $68.9 million available for borrowing under the senior credit facilities, we had $79.0 million of cash and cash equivalents, approximately $45 million of which were required for daily operations.

     In April 2004, the Iowa legislature approved an increase in the maximum tax rate on gaming revenues of riverboat casinos from 20% to 22%, effective July 1, 2004. We will also be required to pay a special additional assessment of approximately $3.6 million in each of 2005 and 2006, which is recoverable as a credit against future gaming taxes beginning in 2010. This tax increase will negatively impact operating income at Ameristar Council Bluffs in future periods. In addition, the legislation eliminates the cruising requirement applicable to riverboat operators effective July 1, 2004. We expect to realize savings in future periods as a result of the elimination of the cruising requirement, which will partially offset the increase in the gaming tax rate.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

Critical Accounting Policies and Estimates

     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Forward-Looking Statements

     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of words such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of the factors, risks and uncertainties that could affect our future results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of March 31, 2004, we had $318.2 million outstanding under our senior credit facilities, bearing interest at variable rates. Other than the borrowings under the senior credit facilities and $1.1 million in other long-term debt outstanding at March 31, 2004 (collectively, the “Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At March 31, 2004, the average interest rate applicable to the Variable Rate Debt was 3.1%. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at March 31, 2004 would increase our annual interest cost by approximately $3.2 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements or other derivative instruments as market conditions warrant.

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

(b) Reports on Form 8-K

     On February 2, 2004, we filed a Current Report on Form 8-K in which we furnished, under Items 7, 9 and 12, a press release disclosing our financial results for the fourth quarter of 2003 and the year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant

Date: May 7, 2004	By:	/s/ THOMAS M. STEINBAUER

Thomas M. Steinbauer
Senior Vice President of Finance,
Chief Financial Officer and Treasurer