Form 10-Q
period 2004-06-30
AMERISTAR CASINOS INC
filed 2004-08-09
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

As of August 2, 2004, 27,106,182 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

AMERISTAR CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,678	$78,220
Restricted cash	2,689	2,677
Accounts receivable, net	4,404	5,234
Tax refunds receivable	505	643
Inventories	6,435	6,113
Prepaid expenses	7,874	9,706
Deferred income taxes	26,239	26,239
Assets held for sale	600	235

Total current assets	138,424	129,067

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $275,910 and $245,934, respectively	926,849	920,763
EXCESS OF PURCHASE PRICE OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED	80,214	80,816
DEPOSITS AND OTHER ASSETS	26,611	24,604

TOTAL ASSETS	$1,172,098	$1,155,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,633	$16,190
Construction contracts payable	4,095	10,599
Accrued liabilities	73,916	66,311
Current obligations under capitalized leases	4	4
Current maturities of long-term debt	3,389	3,885

Total current liabilities	95,037	96,989

OBLIGATIONS UNDER CAPITALIZED LEASES, net of current maturities	211	213
LONG-TERM DEBT, net of current maturities	681,780	712,831
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	106,907	89,374
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized – 30,000,000 shares; issued – None
Common stock, $.01 par value: Authorized – 60,000,000 shares; issued and outstanding – 27,103,104 shares at June 30, 2004 and 26,611,214 shares at December 31, 2003	271	266
Additional paid-in capital	157,845	150,382
Accumulated other comprehensive loss	—	(688)
Retained earnings	130,047	105,883

Total stockholders’ equity	288,163	255,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,172,098	$1,155,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
REVENUES:
Casino	$211,904	$188,128	$427,214	$371,888
Food and beverage	28,198	24,734	57,246	49,500
Rooms	6,746	6,565	13,060	12,071
Other	5,756	5,787	11,415	10,437

	252,604	225,214	508,935	443,896
Less: Promotional allowances	42,599	30,388	84,567	60,550

Net revenues	210,005	194,826	424,368	383,346

OPERATING EXPENSES:
Casino	94,830	86,142	190,948	170,661
Food and beverage	15,692	13,917	31,028	28,030
Rooms	1,581	1,460	3,206	3,061
Other	3,301	2,501	6,492	5,909
Selling, general and administrative	37,703	35,604	76,235	69,989
Depreciation and amortization	17,796	15,767	35,128	30,778
Impairment loss on assets held for sale	—	88	95	540

Total operating expenses	170,903	155,479	343,132	308,968
Income from operations	39,102	39,347	81,236	74,378
OTHER INCOME (EXPENSE):
Interest income	78	104	88	211
Interest expense, net	(13,788)	(16,635)	(29,223)	(33,229)
Loss on early retirement of debt	(224)	—	(470)	—
Other	(140)	147	(97)	34

INCOME BEFORE INCOME TAX PROVISION	25,028	22,963	51,534	41,394
Income tax provision	10,009	8,496	20,614	15,207

NET INCOME	$15,019	$14,467	$30,920	$26,187

EARNINGS PER SHARE:
Basic	$0.56	$0.55	$1.15	$1.00

Diluted	$0.54	$0.54	$1.12	$0.97

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,044	26,377	26,924	26,318

Diluted	27,860	27,012	27,727	26,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,920	$26,187

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,128	30,778
Amortization of debt issuance costs and debt discounts	2,262	2,498
Loss on early retirement of debt	470	—
Change in value of interest rate collar agreement	—	(1,013)
Net increase in deferred compensation liability	129	281
Impairment loss on assets held for sale	95	540
Net gain on disposition of assets	(161)	(34)
Change in deferred income taxes	19,621	14,088
Increase in restricted cash	(12)	—
Decrease in accounts receivable, net	830	964
Decrease in tax refunds receivable	138	10,399
(Increase) decrease in inventories	(322)	219
Decrease in prepaid expenses	1,832	1,900
Decrease in assets held for sale	227	30
Decrease in accounts payable	(2,557)	(6,633)
Increase in accrued liabilities	7,605	5,812

Total adjustments	65,285	59,829

Net cash provided by operating activities	96,205	86,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,208)	(29,221)
Decrease in construction contracts payable	(6,504)	(14,421)
Proceeds from sale of assets	468	476
(Increase) decrease in deposits and other non-current assets	(1,917)	145

Net cash used in investing activities	(50,161)	(43,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,757)	—
Principal payments of long-term debt and capitalized leases	(31,859)	(32,346)
Debt issuance costs and amendment fees	—	(160)
Proceeds from stock option exercises	4,030	1,179

Net cash used in financing activities	(34,586)	(31,327)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,458	11,668
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	78,220	90,573

CASH AND CASH EQUIVALENTS – END OF PERIOD	$89,678	$102,241

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized	$27,177	$30,852

Cash paid for federal and state income taxes (net of refunds received)	$2,003	$(9,746)

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

     Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies, significant accounting policies and basis of presentation are discussed where appropriate in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. In addition, critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 – Long-term debt

     In February 2004, the Company amended its senior credit facilities. The primary elements of the amendment include: (1) the consolidation of the former revolving term loan facility, term loan A and term loan B into a new term loan B-1, which matures on December 20, 2006; (2) a 0.5% reduction in the applicable interest rate margin on term loan B-1 compared to the former term loan B; (3) a revised repayment schedule; and (4) the ability to pay cash dividends on the Company’s common stock in a total amount of up to $25 million.

     At June 30, 2004, the Company’s principal long-term debt outstanding was composed of $302.4 million on term loan B-1 and $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. At June 30, 2004, the amount of the $75 million revolving credit facility available for borrowing was $68.9 million, after giving effect to $6.1 million of outstanding letters of credit. The term loan B-1 and the revolving credit facility bear interest at a variable rate equal, at the Company’s option, to LIBOR (in the case of Eurodollar loans) or the prime rate (in the case of base rate loans), plus an applicable margin. In accordance with the terms of the senior credit facilities (as amended), the Company is required to make remaining quarterly principal payments of $0.8 million in 2004 and 2005 and $74.5 million in 2006.

     The senior credit facilities and the indenture governing the senior subordinated notes require the Company to comply with various financial and other covenants. At June 30, 2004, the Company was in compliance with all covenants.

     In April 2001, the Company entered into an interest rate swap agreement to fix the interest rate on $100 million of LIBOR-based borrowings under the senior credit facilities at 5.07% plus the applicable margin. As a result of the interest rate swap agreement, the Company paid $0 and $1.0 million of additional interest expense for the quarters ended June 30, 2004 and 2003, respectively and $1.0 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively. At March 31, 2004, the swap agreement terminated, resulting in a reduction of both the swap liability and accumulated other comprehensive loss to $0.

Note 3 – Earnings per share

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding over the period presented. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding during such period plus the effect of dilutive stock options outstanding using the “treasury stock method.” The components of basic and diluted earnings per share are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(Amounts in Thousands)
Weighted average number of shares outstanding — basic earnings per share	27,044	26,377	26,924	26,318
Dilutive effect of stock options	816	635	803	548

Weighted average number of shares outstanding — diluted earnings per share	27,860	27,012	27,727	26,866

     The potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 51,879 and 638,312 for the three months ended June 30, 2004 and 2003, respectively, and 26,224 and 1,250,898 for the six months ended June 30, 2004 and 2003, respectively.

Note 4 — Commitments and contingencies

     The Company’s employee health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum amount are fully insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported. At June 30, 2004 and December 31, 2003, the Company’s liabilities for unpaid and incurred but not reported claims totaled $4.0 million and $4.1 million, respectively, and are included in accrued liabilities in the accompanying condensed consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover the payment of future claims.

Note 5 — Comprehensive income

     Comprehensive income represents all changes in stockholders’ equity from non-owner sources during each period presented. The following table reflects the calculation of comprehensive income, which includes changes in the fair value of the interest rate swap agreement described in Note 2 above.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(Amounts in Thousands)
Net income	$15,019	$14,467	$30,920	$26,187
Adjustment to fair value of the interest rate swap agreement (net of tax effect)	—	538	688	955

Comprehensive income	$15,019	$15,005	$31,608	$27,142

Note 6 — Accounting for Stock-Based Compensation

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(Amounts in Thousands, Except Per Share Data)
Net income:
As reported	$15,019	$14,467	$30,920	$26,187
Deduct: compensation expense under fair value-based method (net of tax)	(717)	(899)	(1,017)	(1,103)

Pro forma	$14,302	$13,568	$29,903	$25,084

Basic earnings per share:
As reported	$0.56	$0.55	$1.15	$1.00
Pro forma (net of tax)	$0.53	$0.51	$1.11	$0.95
Diluted earnings per share:
As reported	$0.54	$0.54	$1.12	$0.97
Pro forma (net of tax)	$0.51	$0.50	$1.08	$0.93

     For purposes of computing the pro forma compensation expense, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.2% as of June 30, 2004 and 2.9% as of June 30, 2003; expected lives of 6 years as of June 30, 2004 and 2003; and expected volatility of 51% as of June 30, 2004 and 52% as of June 30, 2003. The model assumes no expected future dividend payments on the Company’s common stock for the options granted in 2003; however, beginning in 2004, the model assumes an expected future dividend payment of $0.50 per year. The estimated weighted-average fair value per share of options granted was $5.43 as of June 30, 2004 and $4.66 as of June 30, 2003.

Note 7 – Acquisition of Mountain High Casino

     On May 28, 2004, the Company signed an Asset Purchase Agreement with Windsor Woodmont Black Hawk Resort Corp., a Colorado corporation (“Windsor Woodmont”), which was amended on August 3, 2004. Pursuant to the amended Agreement, the Company will acquire the Mountain High Casino in Black Hawk, Colorado for approximately $117.0 million in cash and $2.5 million of Company common stock, plus the assumption of approximately $2.4 million of outstanding debt, in a reorganization under Section 368(a)(1)(G) of the Internal Revenue Code. Windsor Woodmont is currently operating as a debtor-in-possession in a pending Chapter 11 case before the United States Bankruptcy Court for the District of Colorado. The Company’s acquisition of Mountain High Casino will form the basis of Windsor Woodmont’s amended plan of reorganization. The Ad Hoc Committee of certain holders of Windsor Woodmont’s first mortgage notes has agreed to support the amended plan of reorganization.

     Closing of the acquisition is subject to the confirmation of the amended plan of reorganization by the Bankruptcy Court, the receipt of gaming regulatory approvals and other customary closing conditions. Subject to the satisfaction of these conditions, closing is expected to occur in December 2004. The Company plans to finance the purchase from a combination of available cash and an increase in the borrowing capacity under its senior credit facilities.

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

     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts that patrons spend per visit. Management uses various metrics to evaluate these factors. Key metrics include: “market share,” representing our share of gross gaming revenues in each of our markets other than Jackpot and our share of gaming devices in the Jackpot market (Nevada does not publish separate gaming revenue statistics for this market); “admissions,” representing the number of patrons admitted to our riverboat casinos; and “win per admission,” representing the amount of gaming revenues we generate per admission.

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

     Through the second quarter of 2004, the most significant factors and trends contributing to our operating performance were:

•	Renovations and enhancements at Ameristar Kansas City. In September 2003, we completed a substantial renovation and enhancement project at Ameristar Kansas City, including a comprehensive renovation of the casino, the widespread implementation of ticket-in, ticket-out slot machines, a 330-seat Amerisports Brew Pub with state-of-the-art video and audio technology and six other new dining and entertainment venues. We believe we are now seeing the positive effects of this project, as evidenced by increases in both admissions and market share.

•	Renovations and enhancements at Ameristar Vicksburg. In December 2003, we completed a total renovation of the buffet and kitchen at Ameristar Vicksburg, rebranding the venue as the Heritage Buffet. During the first quarter of 2004, we added meeting room facilities and enhanced certain common areas of the casino vessel. We believe the improvements have contributed to Ameristar Vicksburg’s 11.2% and 16.2% increases in net revenues over the prior year for the quarter and year-to-date ended June 30, 2004, respectively.

•	Implementation of coinless slot technology. We are in the process of implementing coinless slot technology across all properties. As of June 30, 2004, nearly 100% of the slot machines at our Ameristar-branded properties were coinless.

•	Expanded development activities. Expanded development activities contributed to our increased corporate expense. We expect this trend to continue through the remainder of 2004 as we pursue growth through development opportunities, including the United Kingdom and Pennsylvania, and through acquisition opportunities.

•	Continued reduction in our debt balances and debt interest rates. During the second quarter of 2004, we repaid approximately $15.8 million of long-term debt, including a $15.0 million prepayment of our senior credit facilities. In 2004, we have made debt payments totaling approximately $31.9 million, including $30.0 million in prepayments of our senior credit facilities. In February 2004, we amended our senior credit facilities, which effectively reduced our interest rate margin by 0.5%. The weighted-average interest rate on all of our debt for the quarter ended June 30, 2004 declined to 7.9%, from 8.9% for the quarter ended June 30, 2003.

Results of Operations

     The following table highlights our consolidated results of operations and certain other financial information for our properties:

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Amounts in Thousands)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net revenues
Ameristar St. Charles	$69,009	$64,170	$140,449	$125,837
Ameristar Kansas City	57,038	52,540	114,640	104,350
Ameristar Council Bluffs	42,473	38,850	84,827	76,465
Ameristar Vicksburg	26,010	23,392	54,925	47,281
Jackpot Properties	15,475	15,744	29,527	29,375
Corporate and other	—	130	—	38

Consolidated net revenues	$210,005	$194,826	$424,368	$383,346

Operating income (loss)
Ameristar St. Charles	$16,346	$16,177	$35,767	$30,657
Ameristar Kansas City	10,794	10,924	21,376	21,865
Ameristar Council Bluffs	12,854	11,457	25,071	21,379
Ameristar Vicksburg	6,021	5,254	14,731	11,192
Jackpot Properties	2,209	3,399	3,554	5,055
Corporate and other	(9,122)	(7,864)	(19,263)	(15,770)

Consolidated operating income	$39,102	$39,347	$81,236	$74,378

Operating income margins (1)
Ameristar St. Charles	23.7%	25.2%	25.5%	24.4%
Ameristar Kansas City	18.9%	20.8%	18.6%	21.0%
Ameristar Council Bluffs	30.3%	29.5%	29.6%	28.0%
Ameristar Vicksburg	23.1%	22.5%	26.8%	23.7%
Jackpot Properties	14.3%	21.6%	12.0%	17.2%

Consolidated operating income margins	18.6%	20.2%	19.1%	19.4%

(1)	Operating income margin is operating income as a percentage of net revenues.

     Net Revenues

     Consolidated net revenues for the second quarter of 2004 were $210.0 million, an increase of $15.2 million, or 7.8%, from the second quarter of 2003. During the second quarter of 2004, all of our Ameristar-branded properties improved their net revenues over the second quarter of 2003, with increases of 11.2% at Ameristar Vicksburg, 9.3% at Ameristar Council Bluffs, 8.6% at Ameristar Kansas City and 7.5% at Ameristar St. Charles. For the second quarter of 2004, each of our Ameristar-branded properties improved its market share over the 2003 second quarter. Ameristar Vicksburg and Ameristar Council Bluffs further improved their long-time market leadership positions to 45.7% and 40.9%, respectively, increases of 6.5 and 2.1 percentage points, respectively, over the prior-year second quarter. Ameristar St. Charles and Ameristar Kansas City increased reported market shares to 32.7% and 34.8%, respectively, up 1.7 and 0.9 percentage points, respectively, over the 2003 second quarter.

     Driven by a $23.2 million (14.3%) increase in slot revenues, casino revenues for the second quarter of 2004 increased $23.8 million, or 12.6%, from the second quarter of 2003. We believe casino revenues increased in part as a result of our continued successful implementation of our targeted marketing programs, which is evidenced by a 21.7% increase in rated play at our Ameristar-branded properties when compared to the second quarter of 2003. We also believe that the growth in slot revenues has been driven by our aggressive implementation of coinless slot technology at our Ameristar-branded properties, which are now nearly 100% coinless. In addition, we believe our continued leadership in the introduction of new-generation nickel and penny slot machines at our Ameristar-branded properties is a contributor to the improvement in slot revenues, due to the popularity of this segment of the slot market.

     We believe the quality of our food and beverage operations also contributed to our market share leadership. Food and beverage revenues increased by $3.5 million, or 14.0%, in the second quarter of 2004 compared to the prior-year second quarter. The increase was principally attributable to our new food and beverage venues that opened at Ameristar Kansas City in the third quarter of 2003 and Ameristar Vicksburg’s newly renovated Heritage Buffet, which was completed in the fourth quarter of 2003.

     Net revenues at the Jackpot Properties decreased to $15.5 million, representing a $0.3 million decline compared to the second quarter of 2003. Lower net revenues were the result of increased competition from a Native American gaming facility in Southeastern Idaho and higher fuel prices. We expect this trend to continue at least through the end of this year.

     For the six months ended June 30, 2004, net revenues increased $41.0 million, or 10.7%, from the corresponding 2003 period. All of our properties increased net revenues during the first six months of 2004, when compared to 2003, including improvements of 16.2% at Ameristar Vicksburg, 11.6% at Ameristar St. Charles, 10.9% at Ameristar Council Bluffs, 9.9% at Ameristar Kansas City and 0.5% at the Jackpot Properties.

     For the six months ended June 30, 2004, casino revenues increased $55.3 million, or 14.9%, compared to the first half of 2003. We believe the $51.3 million (16.0%) increase in slot revenues over the prior-year first half is the result of the improvement in the general economy and the aforementioned factors, including our implementation of coinless slots and the increasing popularity of low-denomination slot machines. Table games revenues increased $4.1 million, or 7.9%, to $55.6 million for the six months ended June 30, 2004. The increase can be attributed to the growing popularity of poker. Food and beverage revenues increased $7.7 million, or 15.6%, over the six months ended June 30, 2003 for the reasons indicated above in the discussion of three-month results.

     Promotional allowances increased $12.2 million, or 40.2%, in the second quarter of 2004 over the prior-year second quarter. As a percentage of gross revenues, promotional allowances increased to 16.9% in the second quarter of 2004 from 13.5% in the second quarter of 2003. Promotional allowances increased $24.0 million, or 39.7%, in the first half of 2004 over the prior-year first half. As a percentage of gross revenues, promotional allowances increased to 16.6% from 13.6% in the six months ended June 30, 2003. The growth in promotional spending resulted primarily from the continued expansion of our rated patron base and increased competition.

     Operating Income

     In the second quarter of 2004, consolidated operating income decreased 0.6% to $39.1 million and consolidated operating income margin dropped 1.6 percentage points from the prior-year second quarter, to 18.6%. Second quarter operating income margin decreased at Ameristar St. Charles, Ameristar Kansas City and the Jackpot Properties by 1.5, 1.9 and 7.3 percentage points, respectively, when compared to the same period in 2003. The declines in operating income margins at these properties were primarily attributable to increased costs for marketing and advertising to maintain competitiveness, as well as higher employee benefits costs.

     For the six months ended June 30, 2004, operating income at the Jackpot Properties and Ameristar Kansas City decreased $1.5 million and $0.5 million, respectively. At the Jackpot Properties, the decreases in operating income and the related margin for the six months ended June 30, 2004 were the result of the aforementioned decline in net revenues and higher labor and entertainment costs. Ameristar Kansas City’s operating income margin was also negatively impacted by an increase in depreciation expense of $1.1 million and $2.9 million from the prior-year quarter and first half, respectively, as a result of the completion of the enhancement and renovation projects at the property in the third quarter of 2003.

     For the quarter ended June 30, 2004, Ameristar Vicksburg improved its operating income margin to 23.1% from 22.5% in the second quarter of 2003. Ameristar Council Bluffs’ operating income margin improved 0.8 percentage points to 30.3% when compared to the same quarter in 2003. The growth in operating income margins at these properties was principally driven by the increase in revenues noted above.

     Consolidated operating income for the six months ended June 30, 2004 increased $6.9 million (9.2%) to $81.2 million. Year-to-date operating income increased $5.1 million at Ameristar St. Charles, $3.7 million at Ameristar Council Bluffs and $3.5 million at Ameristar Vicksburg in 2004. The improvement at these properties was largely attributable to increased revenues from new slot product and related technology. Ameristar Council Bluffs and Ameristar Vicksburg have also been successful in implementing cost-containment strategies.

     Corporate expense increased $1.1 million and $3.5 million for the three and six months ended June 30, 2004, when compared to the same periods of 2003. The increase in corporate expense was primarily the result of our continued growth, the centralization of certain management functions at the corporate level, the addition of corporate staff to position us for future expansion and expanded development activities. We expect this trend to continue through the remainder of 2004 as we pursue growth through development opportunities, including the United Kingdom and Pennsylvania, and through acquisition opportunities.

     For the three and six months ended June 30, 2004, consolidated depreciation and amortization expense increased $2.0 million and $4.4 million, respectively. The higher depreciation and amortization expense was primarily due to the increase in our depreciable assets resulting from the enhancement and renovation projects at Ameristar Kansas City and Ameristar Vicksburg and the continued implementation of coinless slot technology.

     Other Income (Expense)

     Consolidated interest expense, net of amounts capitalized, for the quarter ended June 30, 2004 was $13.8 million, down 17.1% from $16.6 million for the quarter ended June 30, 2003. Net interest expense for the six months ended June 30, 2004 was $29.2 million, down 12.1% from $33.2 million for the six months ended June 30, 2003. The decline in interest expense was due to a decrease in our long-term debt levels, the termination of our interest rate swap agreement on March 31, 2004, and lower interest rates on our senior credit facilities year-over-year. For the three months and six months ended June 30, 2004, we incurred non-operating losses on early retirement of debt of $0.2 million and $0.5 million, respectively.

     Income Taxes

     Our effective income tax rate was 40.0% for the quarter ended June 30, 2004, compared to 37.0% for the same period in 2003. For the six months ended June 30, 2004 and 2003, the effective income tax rate was 40.0% and 36.7%, respectively. The federal income tax statutory rate was 35.0% in all periods presented. Our effective state income tax rate increased to 5.0% in the second quarter of 2004 compared to 2.0% for the same period in 2003. The change in the effective state income tax rate is primarily attributable to the increased profitability of our Missouri and Council Bluffs properties.

     Net Income

     As a result of the factors discussed above, our consolidated net income for the quarter ended June 30, 2004 increased to $15.0 million from $14.5 million for the quarter ended June 30, 2003. Consolidated net income for the six months ended June 30, 2004 increased to $30.9 million from $26.2 million in the same period in 2003.

Liquidity and Capital Resources

     Net cash provided by operations was $96.2 million for the six months ended June 30, 2004 compared to $86.0 million for the same period in 2003. This increase is primarily due to improvements in operating results, as discussed under “Results of Operations” above.

     Net cash used in investing activities for the first six months of 2004 was $50.2 million, compared to $43.0 million for the six months ended June 30, 2003. During the first half of 2004, we incurred $42.2 million of capital expenditures, which included $23.2 million related to the purchase of slot machines and $19.0 million for other capital improvement and renovation projects, including the implementation of new information technology solutions and capital maintenance projects at all of our properties. Construction contracts payable decreased by $6.5 million during the first six months of 2004, mostly as a result of a final $4.3 million payment to our general contractor in connection with the Ameristar St. Charles construction project completed in 2002.

     Net cash used in financing activities was $34.6 million during the first half of 2004, compared to $31.3 million for the six months ended June 30, 2003. During the first six months of 2004, we repaid $31.9 million of long-term debt, including $30.0 million in prepayments on our senior credit facilities. Additionally, we received $4.0 million in proceeds from the exercise of stock options during the first half of 2004.

     On March 31, 2004 and June 1, 2004, our Board of Directors declared quarterly cash dividends in the amount of $0.125 per share, which we paid to stockholders on April 30, 2004 and June 30, 2004, respectively. The cash dividends paid for the six months ended June 30, 2004 totaled $6.8 million.

     On May 28, 2004, we signed an Asset Purchase Agreement with Windsor Woodmont Black Hawk Resort Corp., which we amended August 3, 2004. Pursuant to the amended Agreement, we will acquire the Mountain High Casino in Black Hawk, Colorado for approximately $117.0 million in cash and $2.5 million of our common stock, plus the assumption of approximately $2.4 million of outstanding debt. Closing of this acquisition is expected to occur in December 2004. We plan to finance the purchase from a combination of available cash and an increase in the borrowing capacity under our senior credit facilities.

     Following the closing of the transaction, we intend to invest approximately $75 million in capital expenditures to improve the competitiveness of the property, as well as make other operational enhancements. The planned capital improvements include construction of a hotel and additional covered parking, reconfiguration and expansion of the gaming area, the introduction of cashless slot technology and other gaming equipment upgrades, the addition and replacement of food and beverage outlets and enhancement of the entertainment showroom. The capital improvements are expected to be funded primarily through operating cash flows and bank debt.

     In April 2004, the Iowa legislature approved an increase in the maximum tax rate on gaming revenues of riverboat casinos from 20% to 22%, effective July 1, 2004. We will also be required to pay a special additional assessment of approximately $3.6 million in each of 2005 and 2006, which is recoverable as a credit against future gaming taxes beginning in 2010. This tax increase will negatively impact operating income at Ameristar Council Bluffs in future periods. In addition, the legislation eliminated the cruising requirement applicable to riverboat operators effective July 1, 2004. We expect to realize savings in future periods as a result of the elimination of the cruising requirement, which will partially offset the increase in the gaming tax rate.

     On July 15, 2004, we received approval from the Iowa Racing and Gaming Commission for a $26 million expansion and enhancement of Ameristar Council Bluffs. Our current expansion plans call for adding another 9,800 square feet of gaming space to accommodate 398 additional gaming positions, including slot machines, table games and a poker room, as well as an overlook bar and deli. In addition to helping satisfy demand during peak times, the changes will result in a more spacious casino floor with improved circulation and traffic flow. Planned enhancements to the landside facilities include a complete renovation of the buffet, which will be re-branded as the Heritage Buffet. The changes will bring an upscale Craftsman-era ambiance to the room and an upgrade to the entire buffet line, including the creation of several display cooking stations. The buffet will also be expanded by 53 seats to bring it to a total of 340 seats. In the hotel – currently the only AAA Four Diamond-rated hotel in the Omaha area – all of the 162 guest rooms will undergo a complete renovation. The new rooms will feature a classically modern interior accented by hardwood furniture and upscale bathroom finishes. The rooms will provide luxury conveniences, including a 32-inch LCD television, pillow-top bed and fully functioning work desks with high-speed Internet access. These expansion and enhancement projects are expected to be completed in 2005.

     At June 30, 2004, our principal long-term debt outstanding was composed of $302.4 million on term loan B-1 and $380.0 million in aggregate principal amount of our 10.75% senior subordinated notes due 2009. At June 30, 2004, the amount of our $75 million revolving credit facility available for borrowing was $68.9 million, after giving effect to $6.1 million of outstanding letters of credit.

     All mandatory principal repayments have been made through June 30, 2004. We expect to fund principal repayments in 2004 out of cash flows from operating activities.

     We are required to comply with various affirmative and negative financial and other covenants under the senior credit facilities and the indenture governing our senior subordinated notes. These covenants include, among other things, restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as requirements to maintain certain financial ratios and tests. As of June 30, 2004, we were in compliance with all applicable covenants.

     Historically, we have funded our daily operations through net cash provided by operating activities and funded our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will support our operations and liquidity requirements, including current capital expenditure plans, for the foreseeable future. In the event we undertake a major development or expansion project or acquisition (such as the acquisition of Mountain High Casino), we may be required to seek additional financing. Our ability to borrow funds under our senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of our senior credit facilities, for the preceding four fiscal quarters. As of June 30, 2004, in addition to the $68.9 million available for borrowing under the senior credit facilities, we had $89.7 million of cash and cash equivalents, approximately $45 million of which were required for daily operations.

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

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of June 30, 2004, we had $302.4 million outstanding under our senior credit facilities, bearing interest at variable rates. Other than the borrowings under the senior credit facilities and $1.0 million in other long-term debt outstanding at June 30, 2004 (collectively, the “Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At June 30, 2004, the average interest rate applicable to the Variable Rate Debt was 3.6%. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at June 30, 2004 would increase our annual interest cost by approximately $3.0 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements or other derivative instruments as market conditions warrant.

     Although we manage our short-term cash assets with a view to maximizing return with minimal risk, we do not invest in market rate-sensitive instruments for trading or other purposes and we have no material exposure to foreign currency exchange risks or commodity price risks.

     Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and other members of management concluded that our disclosure controls and procedures are effective in timely alerting them to material information that relates to us (including our consolidated subsidiaries) and that is required to be included in our periodic filings with the Securities and Exchange Commission.

     (b) Changes in Internal Control Over Financial Reporting

     No changes in our internal control over financial reporting have come to management’s attention during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing
10	Amendment to Asset Purchase Agreement, dated as of August 3, 2004, between Windsor Woodmont Black Hawk Resort Corp. and Ameristar Casinos, Inc.	Filed electronically herewith

31.1	Certification of Craig H. Neilsen, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

     (b) Reports on Form 8-K

     On June 2, 2004, we filed a Current Report on Form 8-K in which we reported, pursuant to Items 5 and 9, the execution of an Asset Purchase Agreement with Windsor Woodmont Black Hawk Resort Corp.

     On May 3, 2004, we filed a Current Report on Form 8-K in which we filed, pursuant to Item 5 and in compliance with Rule 4350 of the Listing Requirements of The Nasdaq Stock Market, Inc., our Code of Conduct for Directors, Officers and Team Members.

     On April 28, 2004, we filed a Current Report on Form 8-K in which we furnished, pursuant to Items 7, 9 and 12, our press release regarding our financial results for the first quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC.
Registrant

Date: August 9, 2004	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer