Form 10-Q
period 2004-09-30
AMERISTAR CASINOS INC
filed 2004-11-09
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒     No ☐

As of November 2, 2004, 27,112,176 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

ASSETS

	September 30,	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$76,202	$78,220
Restricted cash	4,472	2,677
Accounts receivable, net	5,908	5,234
Tax refunds receivable	459	643
Inventories	6,427	6,113
Prepaid expenses	10,705	9,706
Deferred income taxes	26,239	26,239
Assets held for sale	603	235

Total current assets	131,015	129,067

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $293,717 and $245,934, respectively	926,686	920,763
EXCESS OF PURCHASE PRICE OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED	79,913	80,816
DEPOSITS AND OTHER ASSETS	26,515	24,604

TOTAL ASSETS	$1,164,129	$1,155,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,151	$16,190
Construction contracts payable	2,566	10,599
Accrued liabilities	65,961	66,311
Current obligations under capitalized leases	4	4
Current maturities of long-term debt	3,234	3,885

Total current liabilities	79,916	96,989

OBLIGATIONS UNDER CAPITALIZED LEASES, net of current maturities	210	213
LONG-TERM DEBT, net of current maturities	666,294	712,831
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	116,200	89,374
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; issued — None	—	—
Common stock, $.01 par value: Authorized — 60,000,000 shares; issued and outstanding — 27,109,124 shares at September 30, 2004 and 26,611,214 shares at December 31, 2003	271	266
Additional paid-in capital	157,974	150,382
Accumulated other comprehensive loss	—	(688)
Retained earnings	143,264	105,883

Total stockholders’ equity	301,509	255,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,164,129	$1,155,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
REVENUES:
Casino	$215,001	$194,865	$642,216	$566,752
Food and beverage	28,828	26,034	86,073	74,109
Rooms	6,959	6,602	20,019	18,123
Other	6,370	5,833	17,785	16,271

	257,158	233,334	766,093	675,255
Less: Promotional allowances	41,507	31,806	126,074	90,381

Net revenues	215,651	201,528	640,019	584,874

OPERATING EXPENSES:
Casino	94,768	89,382	285,716	260,043
Food and beverage	16,314	15,730	47,342	43,760
Rooms	1,706	1,651	4,912	4,712
Other	4,244	3,307	10,736	9,216
Selling, general and administrative	39,321	41,227	115,555	111,216
Depreciation and amortization	18,888	15,888	54,016	46,666
Impairment loss on assets held for sale	100	147	196	687

Total operating expenses	175,341	167,332	518,473	476,300
Income from operations	40,310	34,196	121,546	108,574
OTHER INCOME (EXPENSE):
Interest income	69	71	157	282
Interest expense, net	(13,806)	(15,115)	(43,029)	(48,344)
Loss on early retirement of debt	(202)	(415)	(673)	(415)
Other	50	126	(46)	160

INCOME BEFORE INCOME TAX PROVISION	26,421	18,863	77,955	60,257
Income tax provision	9,820	6,979	30,434	22,186

NET INCOME	$16,601	$11,884	$47,521	$38,071

EARNINGS PER SHARE:
Basic	$0.61	$0.45	$1.76	$1.44

Diluted	$0.60	$0.44	$1.71	$1.41

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,107	26,489	26,986	26,376

Diluted	27,779	27,297	27,744	27,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,521	$38,071

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,016	46,666
Amortization of debt issuance costs and debt discounts	3,359	3,755
Change in value of interest rate collar agreement	—	(1,013)
Net increase in deferred compensation liability	177	346
Impairment loss on assets held for sale	196	687
Net (gain) loss on disposition of assets	(176)	313
Loss on early retirement of debt	673	415
Change in deferred income taxes	28,740	19,603
Increase in restricted cash	(1,795)	(2,650)
Decrease in accounts receivable, net	904	1,050
Decrease in tax refunds receivable	184	10,514
(Increase) decrease in inventories	(314)	474
Increase in prepaid expenses	(999)	(2,200)
Decrease in assets held for sale	179	30
Decrease in accounts payable	(8,039)	(3,186)
Decrease in accrued liabilities	(350)	(749)

Total adjustments	76,755	74,055

Net cash provided by operating activities	124,276	112,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(62,816)	(48,366)
Decrease in construction contracts payable	(8,033)	(13,731)
Proceeds from sale of assets	732	720
(Increase) decrease in deposits and other non-current assets	(2,491)	645

Net cash used in investing activities	(72,608)	(60,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(10,141)	—
Principal payments of long-term debt and capitalized leases	(47,660)	(61,716)
Debt issuance costs and amendment fees	—	(160)
Proceeds from stock option exercises	4,115	1,369

Net cash used in financing activities	(53,686)	(60,507)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,018)	(9,113)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	78,220	90,573

CASH AND CASH EQUIVALENTS — END OF PERIOD	$76,202	$81,460

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized	$50,098	$56,027

Cash paid for federal and state income taxes (net of refunds received)	$2,286	$(9,450)

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

Note 2 — Long-term debt

     In February 2004, the Company amended its senior credit facilities. The primary elements of the amendment include: (1) the consolidation of the former revolving term loan facility, term loan A and term loan B into a new term loan B-1, which matures on December 20, 2006; (2) a 0.5% reduction in the applicable interest rate margin on term loan B-1 compared to the former term loan B; (3) a revised repayment schedule; and (4) the ability to pay cash dividends on the Company’s common stock in a total amount of up to $25.0 million.

     In October 2004, the Company further amended its senior credit facilities in order to permit the Company to borrow up to an additional $115.0 million from term loan B-1 to finance the pending acquisition of Mountain High Casino in Black Hawk, Colorado. Subject to the receipt of regulatory and bankruptcy court approval and the satisfaction of other customary closing conditions, the Company anticipates that the closing of the transaction will occur in December 2004.

     At September 30, 2004, the Company’s principal debt outstanding was composed of $286.6 million under term loan B-1 and $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. At September 30, 2004, the amount of the $75.0 million revolving credit facility available for borrowing was $68.9 million, after giving effect to $6.1 million of outstanding letters of credit. The term loan B-1 and the revolving credit facility bear interest at a variable rate equal, at the Company’s option, to LIBOR (in the case of Eurodollar loans) or the prime rate (in the case of base rate loans), plus an applicable margin. In accordance with the terms of the senior credit facilities, the Company is required to make remaining quarterly principal payments of $0.7 million in 2004 and 2005 and $70.8 million in 2006.

     The senior credit facilities and the indenture governing the senior subordinated notes require the Company to comply with various financial and other covenants. At September 30, 2004, the Company was in compliance with all covenants.

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

     In April 2001, the Company entered into an interest rate swap agreement to fix the interest rate on $100.0 million of LIBOR-based borrowings under the senior credit facilities at 5.07% plus the applicable margin. As a result of the interest rate swap agreement, the Company paid $0 and $1.0 million of additional interest expense for the quarters ended September 30, 2004 and 2003, respectively, and $1.0 million and $2.9 million for the nine months ended September 30, 2004 and 2003, respectively. At March 31, 2004, the swap agreement terminated, resulting in a reduction of both the swap liability and accumulated other comprehensive loss to $0.

Note 3 — Earnings per share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in Thousands)
Weighted average number of shares outstanding — basic earnings per share	27,107	26,489	26,986	26,376
Dilutive effect of stock options	672	808	758	649

Weighted average number of shares outstanding — diluted earnings per share	27,779	27,297	27,744	27,025

     The potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 100,774 and 431,904 for the three months ended September 30, 2004 and 2003, respectively, and 51,255 and 672,524 for the nine months ended September 30, 2004 and 2003, respectively.

Note 4 — Commitments and contingencies

     The Company’s employee health benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum amount are fully insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported. At September 30, 2004 and December 31, 2003, the Company’s liabilities for unpaid and incurred but not reported claims totaled $4.1 million, and are included in accrued liabilities in the accompanying condensed consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover the payment of future claims.

Note 5 — Comprehensive income

     Comprehensive income represents all changes in stockholders’ equity from non-owner sources during each period presented. The following table reflects the calculation of comprehensive income, which includes changes in the fair value of the interest rate swap agreement described in Note 2 above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Amounts in Thousands)
Net income	$16,601	$11,884	$47,521	$38,071
Adjustment to fair value of the interest rate swap agreement (net of tax effect)	—	664	688	1,619

Comprehensive income	$16,601	$12,548	$48,209	$39,690

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Amounts in Thousands, Except Per Share Data)
Net income
As reported	$16,601	$11,884	$47,521	$38,071
Deduct: compensation expense under fair value-based method (net of tax)	(747)	(450)	(1,764)	(1,554)

Pro forma	$15,854	$11,434	$45,757	$36,517

Basic earnings per share:
As reported	$0.61	$0.45	$1.76	$1.44
Pro forma (net of tax)	$0.58	$0.43	$1.70	$1.38
Diluted earnings per share:
As reported	$0.60	$0.44	$1.71	$1.41
Pro forma (net of tax)	$0.57	$0.42	$1.65	$1.35

     For purposes of computing the pro forma compensation expense, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3.6% as of September 30, 2004 and 3.5% as of September 30, 2003; expected lives of 6 years as of September 30, 2004 and 2003; and expected volatility of 51% as of September 30, 2004 and 52% as of September 30, 2003. The model assumes no expected future dividend payments on the Company’s common stock for the options granted in 2003; however, beginning in 2004, the model assumes an expected future dividend payment of $0.50 per year. The estimated weighted-average fair value per share of options granted was $5.07 as of September 30, 2004 and $4.79 as of September 30, 2003.

Note 7 — Acquisition of Mountain High Casino

     On May 28, 2004, the Company signed an Asset Purchase Agreement with Windsor Woodmont Black Hawk Resort Corp., a Colorado corporation (“Windsor Woodmont”), which was amended on August 3, 2004. Pursuant to the amended Agreement, the Company will acquire the Mountain High Casino in Black Hawk, Colorado for approximately $117.0 million in cash and $2.5 million of Company common stock (valued based on the average of the closing price of the common stock for the 10 consecutive trading days ending immediately prior to the closing date), plus the assumption of approximately $2.4 million of outstanding debt, in a reorganization under Section 368(a)(1)(G) of the Internal Revenue Code. Windsor Woodmont is currently operating as a debtor-in-possession in a pending Chapter 11 case before the United States Bankruptcy Court for the District of Colorado. The Company’s acquisition of Mountain High Casino forms the basis of Windsor Woodmont’s amended plan of reorganization. The Ad Hoc Committee of certain holders of Windsor Woodmont’s first mortgage notes has agreed to support the amended plan of reorganization.

     Closing of the acquisition is subject to the confirmation of the amended plan of reorganization by the Bankruptcy Court, the receipt of gaming regulatory approval and other customary closing conditions. Subject to the satisfaction of these conditions, closing is expected to occur in December 2004. The Company plans to finance the purchase from an increase in borrowing under its senior credit facilities as described in Note 2 above.

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

     Through the third quarter of 2004, the most significant factors and trends contributing to our operating performance were:

•	Renovations and enhancements at Ameristar Kansas City. In September 2003, we completed a substantial renovation and enhancement project at Ameristar Kansas City, including a comprehensive renovation of the casino, the widespread implementation of ticket-in, ticket-out slot machines, a 330-seat Amerisports Brew Pub with state-of-the-art video and audio technology and six other new dining and entertainment venues. We believe we are seeing the positive effects of this project, as evidenced by increases in both admissions and market share.

•	Renovations and enhancements at Ameristar Vicksburg. In December 2003, we completed a total renovation of the buffet and kitchen at Ameristar Vicksburg, rebranding the venue as the Heritage Buffet. During the first quarter of 2004, we added meeting room facilities and enhanced certain common areas of the casino vessel. We believe the improvements have contributed to Ameristar Vicksburg’s 11.5% and 14.6% increases in net revenues over the prior year for the quarter and year-to-date ended September 30, 2004, respectively.

•	Implementation of coinless slot technology. We have continued our accelerated implementation of coinless slot technology across all properties. As of September 30, 2004, nearly 100% of the slot machines at our Ameristar-branded properties were coinless.

•	Impact of marketing programs. We continued to strengthen the Ameristar brand through targeted marketing at all of our properties, as evidenced by the 20.5% increase in rated play in the third quarter of 2004 as compared to the prior-year third quarter.

•	Expanded development activities. Expanded development activities contributed to our increased corporate expense. Year to date, development costs were $2.6 million, an increase of $1.2 million compared to the prior-year period. We expect this trend to continue through the remainder of 2004 and 2005 as we pursue growth through development opportunities, including in the United Kingdom and Pennsylvania, and through acquisition opportunities.

•	Continued reduction in our debt balances and interest expense. During the third quarter of 2004, we repaid approximately $15.8 million of long-term debt, including a $15.0 million prepayment of our senior credit facilities. In 2004, we have made debt payments totaling approximately $47.7 million, including $45.0 million in prepayments of our senior credit facilities. In February 2004, we amended our senior credit facilities, which effectively reduced our interest rate margin by 0.5%. Net interest expense for the nine months ended September 30, 2004 decreased $5.3 million, or 11.0%, compared to the same prior-year period. We intend to borrow approximately $115.0 million in the fourth quarter of 2004 to fund the acquisition of Mountain High Casino.

Results of Operations

     The following table highlights our consolidated results of operations and certain other financial information for our properties:

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net revenues
Ameristar St. Charles	$68,883	$66,005	$209,332	$191,842
Ameristar Kansas City	59,520	55,480	174,160	159,832
Ameristar Council Bluffs	44,229	40,285	129,056	116,753
Ameristar Vicksburg	26,364	23,643	81,289	70,924
Jackpot Properties	16,655	16,115	46,182	45,523

Consolidated net revenues	$215,651	$201,528	$640,019	$584,874

Operating income (loss)
Ameristar St. Charles	$15,380	$15,644	$51,147	$46,301
Ameristar Kansas City	12,111	9,365	33,487	31,230
Ameristar Council Bluffs	13,317	12,339	38,388	33,718
Ameristar Vicksburg	6,241	5,109	20,972	16,301
Jackpot Properties	3,501	2,462	7,054	7,516
Corporate and other	(10,240)	(10,723)	(29,502)	(26,492)

Consolidated operating income	$40,310	$34,196	$121,546	$108,574

Operating income margins(1)
Ameristar St. Charles	22.3%	23.7%	24.4%	24.1%
Ameristar Kansas City	20.3%	16.9%	19.2%	19.5%
Ameristar Council Bluffs	30.1%	30.6%	29.7%	28.9%
Ameristar Vicksburg	23.7%	21.6%	25.8%	23.0%
Jackpot Properties	21.0%	15.3%	15.3%	16.5%
Consolidated operating income margins	18.7%	17.0%	19.0%	18.6%

(1)	Operating income margin is operating income as a percentage of net revenues.

     Net Revenues

     Consolidated net revenues for the third quarter of 2004 were $215.7 million, an increase of $14.1 million, or 7.0%, from the third quarter of 2003. During the third quarter of 2004, all of our properties improved their net revenues over the third quarter of 2003, with increases of 11.5% at Ameristar Vicksburg, 9.8% at Ameristar Council Bluffs, 7.3% at Ameristar Kansas City, 4.4% at Ameristar St. Charles and 3.4% at the Jackpot Properties. For the third quarter of 2004, Ameristar Vicksburg and Ameristar Council Bluffs further improved their long-time market leadership positions to 44.9% and 41.3%, respectively, with increases of 4.9 and 1.9 percentage points, respectively, over the prior-year third quarter. Ameristar Kansas City also maintained its market share leadership, as it increased reported market share to 35.4%, up 0.6 percentage point over the prior-year third quarter. The reported market share for Ameristar St. Charles was 31.1%, which represented a decline of 0.8 percentage point compared to the third quarter of 2003.

     Led by a $20.1 million (11.9%) increase in slot revenues, consolidated casino revenues for the third quarter of 2004 increased $20.1 million, or 10.3%, from the third quarter of 2003. We believe that the growth in slot revenues has been driven by our continued accelerated implementation of coinless slot technology at our Ameristar-branded properties, which are now nearly 100% coinless. In addition, we believe our continued leadership in the introduction of new-generation, lower denomination slot machines at our Ameristar-branded properties has contributed to the improvement in slot revenues, due to the popularity of this segment of the slot market. We also believe casino revenues increased in part as a result of our continued successful implementation of targeted marketing programs, as evidenced by the 20.5% growth in rated play at our Ameristar-branded properties when compared to the third quarter of 2003. Promotional allowances (which are deducted in arriving at net revenues) increased $9.7 million, or 30.5%, in the third quarter of 2004 compared to the 2003 third quarter, in part due to the increase in rated play.

     We believe the quality of our food and beverage operations also contributed to our third quarter financial performance. Food and beverage revenues increased by $2.8 million, or 10.7%, in the third quarter of 2004 compared to the prior-year third quarter. The increase was principally attributable to the new food and beverage venues that opened at Ameristar Kansas City late in the third quarter of 2003 and Ameristar Vicksburg’s newly renovated Heritage Buffet, which was completed in the fourth quarter of 2003. In the first quarter of 2005, we expect to complete a major renovation of our buffet at Ameristar Council Bluffs, which we believe will favorably impact future gaming and food and beverage revenues at the property.

     For the nine months ended September 30, 2004, net revenues increased $55.1 million, or 9.4%, from the corresponding 2003 period. All of our properties increased net revenues during the first nine months of 2004 when compared to 2003, including improvements of 14.6% at Ameristar Vicksburg, 10.5% at Ameristar Council Bluffs, 9.1% at Ameristar St. Charles, 9.0% at Ameristar Kansas City and 1.4% at the Jackpot Properties.

     For the nine months ended September 30, 2004, casino revenues increased $75.5 million, or 13.3%, compared to the first nine months of 2003. We believe the $71.4 million (14.6%) increase in slot revenues over the prior-year period is the result of the aforementioned factors, including our implementation of coinless slots and the increasing popularity of low-denomination slot machines, as well as the improvement in the general economy. Table games revenues increased $4.0 million, or 5.1%, to $77.4 million for the nine months ended September 30, 2004. The increase can be attributed to the growing popularity of poker. Food and beverage revenues increased $12.0 million, or 16.1%, over the nine months ended September 30, 2003 for the reasons indicated above in the discussion of three-month results.

     Promotional allowances increased $9.7 million, or 30.5%, in the third quarter of 2004 over the prior-year third quarter. As a percentage of gross revenues, promotional allowances increased to 16.1% in the third quarter of 2004 from 13.6% in the third quarter of 2003. Promotional allowances increased $35.7 million, or 39.5%, in the first nine months of 2004 over the corresponding prior-year period. As a percentage of gross revenues, promotional allowances increased to 16.5% from 13.4% in the nine months ended September 30, 2003. The growth in promotional spending resulted primarily from the continued expansion of our rated patron base and increased competition.

     Operating Income

     In the third quarter of 2004, consolidated operating income increased $6.1 million, or 17.9%, to $40.3 million and consolidated operating income margin improved 1.7 percentage points from the prior-year third quarter, to 18.7%. Operating income margin increased at Ameristar Kansas City, Ameristar Vicksburg and the Jackpot Properties by 3.4, 2.1 and 5.7 percentage points, respectively, when compared to the same period in 2003. The growth in operating income margins at these properties was principally driven by both the increase in revenues noted above and the continued implementation of cost-containment initiatives. Additionally, Ameristar Kansas City had $1.3 million of non-recurring expenses in the third quarter of 2003 related to the introduction of the “All New Ameristar Kansas City.”

     At Ameristar St. Charles, operating income for the third quarter decreased $0.3 million and the related margin dropped 1.4 percentage points to 22.3% compared to the 2003 third quarter. The declines in the operating income and operating income margin were primarily the result of higher marketing costs in a more competitive market environment, due to the expanded facilities and increased marketing and promotional activities of our principal competitor in the St. Louis market. In addition, the margin and operating income were negatively impacted by increased employee benefit costs.

     Ameristar Council Bluffs increased third quarter operating income by $1.0 million when compared to the prior-year period. The improvement in operating income occurred despite a 2% increase in the Iowa tax rate on gaming revenues of riverboat casinos, which became effective July 1, 2004. Operating income margin decreased 0.5 percentage point to 30.1% due to higher health insurance costs and the aforementioned tax increase.

     Corporate expense decreased $0.5 million in the third quarter of 2004 compared to the same quarter of 2003. The decrease in corporate expense was primarily the result of $0.9 million in costs incurred in 2003 relating to the unsuccessful pursuit of a corporate acquisition.

     Consolidated operating income for the nine months ended September 30, 2004 increased $13.0 million (11.9%) to $121.5 million. Year-to-date operating income improved at all our Ameristar-branded properties, including increases of $4.8 million at Ameristar St. Charles, $4.7 million at Ameristar Council Bluffs, $4.7 million at Ameristar Vicksburg and $2.3 million at Ameristar Kansas City. We believe that the improvements at these properties were attributable to the effective implementation of our core operating strategies, particularly including revenue enhancement through the deployment of new slot product and related technology. We believe Ameristar Council Bluffs and Ameristar Vicksburg have also been successful in implementing cost-containment strategies.

     For the nine months ended September 30, 2004, operating income decreased at the Jackpot Properties by $0.5 million. The decline in operating income for 2004 was the result of higher labor and entertainment costs.

     Year to date, corporate expense increased $3.0 million, or 11.4%, compared to the first nine months of 2003. This increase resulted primarily from the continued growth of the Company and increased development activities. We expect this trend to continue through the remainder of 2004 and 2005 as we seek growth through development opportunities, including in the United Kingdom and Pennsylvania, and through acquisition opportunities.

     For the three and nine months ended September 30, 2004, consolidated depreciation and amortization expense increased $3.0 million and $7.4 million, respectively. The higher depreciation and amortization expense was primarily due to the increase in our depreciable assets resulting from the completion of enhancement and renovation projects at Ameristar Kansas City in September 2003 and Ameristar Vicksburg in December 2003, the continued implementation of coinless slot technology and the introduction of lower denomination slot machines at our Ameristar-branded properties.

     Other Income (Expense)

     Consolidated interest expense, net of amounts capitalized, for the quarter ended September 30, 2004 was $13.8 million, down 8.7% from $15.1 million for the quarter ended September 30, 2003. Consolidated net interest expense for the nine months ended September 30, 2004 was $43.0 million, down 11.0% from $48.3 million for the nine months ended September 30, 2003. The decline in interest expense was due to a decrease in our long-term debt levels, the termination of our interest rate swap agreement on March 31, 2004, and lower interest rates on our senior credit facilities year-over-year. We incurred non-operating losses on early retirement of debt in the third quarters of 2004 and 2003 in the amounts of $0.2 million and $0.4 million, respectively. For the nine months ended September 30, 2004 and 2003, we incurred non-operating losses on early retirement of debt of $0.7 million and $0.4 million, respectively.

     Income Taxes

     Our effective income tax rate for the quarter ended September 30, 2004 increased to 37.2% from 37.0% for the quarter ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, the effective income tax rate was 39.0% and 36.8%, respectively. The federal income tax statutory rate was 35.0% in all periods presented. Year to date, our effective state income tax rate increased to 4.0% in 2004 compared to 1.8% in 2003. The change in the effective state income tax rate is primarily attributable to the increased profitability of our Missouri and Council Bluffs properties.

     Net Income

     As a result of the factors discussed above, our consolidated net income for the quarter ended September 30, 2004 increased to $16.6 million from $11.9 million for the quarter ended September 30, 2003. Consolidated net income for the nine months ended September 30, 2004 increased to $47.5 million from $38.1 million in the same period in 2003.

Liquidity and Capital Resources

     Net cash provided by operations was $124.3 million for the nine months ended September 30, 2004 compared to $112.1 million for the same period in 2003. This increase is primarily due to improvements in operating results, as discussed under “Results of Operations” above.

     Net cash used in investing activities for the first nine months of 2004 was $72.6 million, compared to $60.7 million for the nine months ended September 30, 2003. During the first three quarters of 2004, we incurred $62.8 million of capital expenditures, which included $29.1 million related to the purchase of slot machines and $33.7 million for other capital improvement and renovation projects, including the implementation of new information technology solutions and various capital projects at all of our properties. For the year, we expect that capital expenditures will be approximately $85 million. Construction contracts payable decreased by $8.0 million during the first nine months of 2004, mostly as a result of the close-out of the general contract for the Ameristar St. Charles construction project completed in 2002. For the nine months ended September 30, 2004, we capitalized $2.5 million in acquisition costs relating to our pending acquisition of Mountain High Casino discussed below.

     Net cash used in financing activities was $53.7 million during the first three quarters of 2004, compared to $60.5 million for the nine months ended September 30, 2003. During the first nine months of 2004, we repaid $47.7 million of long-term debt, including $45.0 million in prepayments on our senior credit facilities. Additionally, we received $4.1 million in proceeds from the exercise of stock options during the first nine months of 2004.

     On March 31, 2004, June 1, 2004 and August 17, 2004, our Board of Directors declared quarterly cash dividends in the amount of $0.125 per share, which we paid to stockholders on April 30, 2004, June 30, 2004 and September 15, 2004, respectively. The cash dividends paid for the nine months ended September 30, 2004 totaled $10.1 million. We paid no dividends prior to 2004.

     On May 28, 2004, we signed an Asset Purchase Agreement with Windsor Woodmont Black Hawk Resort Corp., which we amended August 3, 2004. Pursuant to the amended Agreement, we will acquire Mountain High Casino in Black Hawk, Colorado for approximately $117.0 million in cash and $2.5 million of our common stock (valued based on the average of the closing price of the common stock for the 10 consecutive trading days ending immediately prior to the closing date), plus the assumption of approximately $2.4 million of outstanding debt. Subject to the receipt of regulatory and bankruptcy court approval and the satisfaction of other customary closing conditions, closing of the acquisition is expected to occur in December 2004. We plan to finance the purchase from an increase in borrowing under our senior credit facilities.

     Following the closing of the transaction, we intend to invest approximately $90 million in capital expenditures to improve the competitiveness of the property, as well as make other operational enhancements. The planned capital improvements include reconfiguration and expansion of the gaming area, the introduction of cashless slot technology and other gaming equipment upgrades, construction of a 300-room AAA Four Diamond-quality hotel and additional covered parking, an upgrade of the food and beverage outlets and the addition of a casual dining restaurant. All of these improvements are expected to be completed during 2005, with the exception of the hotel, which we expect will be completed by mid-2007.

     We are currently planning to expand the number of gaming positions, including the addition of poker rooms, at our Council Bluffs and Vicksburg properties. We anticipate completion of these gaming expansions to occur by the end of 2005.

     In addition, we are currently planning a complete renovation of the hotel rooms at Ameristar Kansas City and Ameristar Council Bluffs, which are expected to be completed in the fall of 2005.

     At Ameristar St. Charles, we are currently designing planned capital improvements, which include a 300-room all-suite hotel, 20,000 square feet of meeting facilities, a new entertainment pavilion and an additional parking garage. We expect to begin construction on these improvements in the first half of 2005, and we believe they will further strengthen the competitive position of the property.

     The capital improvements are expected to be funded primarily through operating cash flows and bank debt.

     At September 30, 2004, our principal debt outstanding was composed of $286.6 million under term loan B-1 and $380.0 million in aggregate principal amount of our 10.75% senior subordinated notes due 2009. At September 30, 2004, the amount of our $75 million revolving credit facility available for borrowing was $68.9 million, after giving effect to $6.1 million of outstanding letters of credit.

     All mandatory principal repayments have been made through September 30, 2004. We expect to fund the principal repayments in 2004 and 2005 from cash flows from operating activities.

     We are required to comply with various affirmative and negative financial and other covenants under the senior credit facilities and the indenture governing our senior subordinated notes. These covenants include, among other things, restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as requirements to maintain certain financial ratios and tests. As of September 30, 2004, we were in compliance with all applicable covenants.

     Historically, we have funded our daily operations through net cash provided by operating activities and funded our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will support our operations and liquidity requirements, including current capital expenditure plans, for the foreseeable future. In the event we undertake a major development or expansion project or acquisition, we may be required to seek additional financing. As noted above, we intend to borrow approximately $115.0 million under our senior credit facilities in the fourth quarter of 2004 to fund the acquisition of Mountain High Casino. Our ability to borrow funds under our senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of our senior credit facilities, for the preceding four fiscal quarters. As of September 30, 2004, in addition to the $68.9 million available for borrowing under the senior credit facilities, we had $76.2 million of cash and cash equivalents, approximately $45 million of which were required for daily operations.

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

Recently Issued Accounting Standards

     There are no accounting standards issued before September 30, 2004, but effective after September 30, 2004, which are expected to have a material impact on our financial reporting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of September 30, 2004, we had $286.6 million outstanding under our senior credit facilities, bearing interest at variable rates. Other than the borrowings under the senior credit facilities and $1.0 million in other long-term debt outstanding at September 30, 2004 (collectively, the “Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At September 30, 2004, the average interest rate applicable to the Variable Rate Debt was 4.0%. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at September 30, 2004 would increase our annual interest cost by approximately $2.9 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements or other derivative instruments as market conditions warrant.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing
4.1	First Supplemental Indenture, dated as of September 30, 2004, among Ameristar Casino Black Hawk, Inc., Richmond Street Development, Inc., ACI, the other Guarantors and U.S. Bank National Association, as trustee.	Filed electronically herewith

4.2	Sixth Amendment to Credit Agreement, dated as of October 25, 2004, among ACI, the various lenders party to the Credit Agreement and Deutsche Bank Trust Company Americas, as Administrative Agent.	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K dated October 25, 2004 and filed on October 28, 2004

31.1	Certification of Craig H. Neilsen, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant
Date: November 8, 2004	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer