Form 10-K
period 2004-12-31
AMERISTAR CASINOS INC
filed 2005-03-16
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 0-22494

AMERISTAR CASINOS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada State or Other Jurisdiction of Incorporation or Organization	88-0304799 (I.R.S. Employer Identification No.)

3773 Howard Hughes Parkway
Suite 490 South
Las Vegas, Nevada 89109
(Address of Principal Executive Offices)

Registrant’s Telephone Number, including area code: (702) 567-7000

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently-completed second fiscal quarter: approximately $386,938,445, based on the last reported sale price of the registrant’s Common Stock on the Nasdaq National Market on June 30, 2004.

As of March 1, 2005, 27,736,281 shares of Common Stock of the registrant were outstanding.

Portions of the registrant’s definitive Proxy Statement for its June 17, 2005 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

     Unless the context indicates otherwise, all references in this Report to “Ameristar” or “ACI” refer to Ameristar Casinos, Inc. and all references to the “Company,” “we,” “our,” “ours” or “us” refer to Ameristar and its consolidated subsidiaries. This Report contains certain forward-looking statements, including management’s plans and objectives for our business, operations and financial performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future plans, objectives, strategies, financial results, financial position, operational expectations or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control. Accordingly, actual results could differ materially from those contemplated by any forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to “Item 1. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of some of the factors, risks and uncertainties that could materially affect the outcome of future results contemplated by forward-looking statements.

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

PART I

Item 1. Business

Introduction

     We are a leading developer, owner and operator of casinos and related entertainment facilities in local and regional markets. Our seven properties in six markets exemplify the highest quality in design and construction and offer outstanding dining, lodging and entertainment options along with the most current gaming technology. Our strategy focuses on providing a dynamic total casino-entertainment experience and achieving a market-leading position in each of our markets.

     Our casinos include the most spacious floors and typically have the greatest number of games in our markets. Our properties emphasize slot play and feature state-of-the-art slot machines, virtually all of which incorporate convenient ticket-in, ticket-out technology, and the newest multi-coin nickel and penny denomination games. We also offer a wide range of popular table games, including blackjack, craps and roulette, and live poker in the majority of our markets. We generally emphasize competitive minimum and maximum betting limits based on each market. Our gaming revenues are derived, and we expect them to continue to be derived, from a broad base of customers, and we do not depend upon high-stakes players. We extend credit to our

Mississippi and Nevada gaming customers only in limited circumstances and limited amounts on a short-term basis and in accordance with the credit restrictions imposed by gaming regulatory authorities. The issuance of casino credit is prohibited in Missouri, Iowa and Colorado.

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

     Our total entertainment strategy includes a wide range of entertainment, showcasing live local, regional and national talent. Our major venues feature popular headliners in music and comedy, as well as professional boxing, while our highly themed Bottleneck Blues Bars and other showrooms set the stage for national and regional bands. Cabaret stages energize each of our casino floors with live entertainment.

     The following table presents selected statistical and other information concerning our properties as of January 31, 2005.

	Ameristar		Ameristar		Ameristar		Ameristar		Mountain High Black		The Jackpot
	St. Charles		Kansas City		Council Bluffs		Vicksburg		Hawk		Properties (1)
Opening Year	1994		1997		1996		1994		2001		1956
Acquisition Year	2000		2000		—		—		2004	(2)	—
Casino Square Footage (approx.)	130,000	(3)	140,000		38,500	(3)	42,000	(3)	57,000		29,000
Slot Machines (approx.)	3,293		3,003		1,567		1,364		1,200		1,013
Table Games	87	(4)	107	(4)	39		36		24	(4)	29	(4)
Hotel Rooms	—		184		444	(5)	149		—		420
Restaurants/Bars	7/6		11/9	(6)	4/4		3/3		3/1		5/4
Restaurant/Bar Seating Capacity	1,613/166		1,910/507	(6)	1,030/61		823/32		502/129		534/126
Guest Parking Spaces (approx.)	4,000		7,150		3,000		1,700		1,450		1,130
Other Amenities	300-Seat VIP Players’ Club; Gift Shop; Amusement Arcade	1,400-Seat Entertainment Facility; 18-Screen Movie Theater(7);Gift Shop; Amusement Arcade; Cigar Bar; 85-seat VIP Players’ Club; Kids Quest Children’s Activity Center (7)	2,850-Seat Outdoor Entertainment Facility; Meeting Space;
Indoor Swimming Pool & Spa; Exercise Facility;
Gift Shop; Amusement Arcade;
75-seat VIP Players’ Club;
Kids Quest Children’s Activity Center (7)	Swimming Pool; Meeting Space; Gift Shop; Service Station	Starbucks Coffee Bar; Gift Shop	3,550-Seat Outdoor Entertainment Facility;
356-Seat Showroom; Sports Book; Meeting Space;
RV Park; Swimming Pool;
Gift Shop; General Store;
Service Station; Amusement Arcade; Styling Salon;
											Tennis Courts

(1)	Includes the operations of Cactus Petes Resort Casino and The Horseshu Hotel & Casino.

(2)	We acquired Mountain High Casino on December 21, 2004.

(3)	The Ameristar St. Charles casino increased to 130,000 square feet of gaming space on August 6, 2002 upon the opening of a completely new casino-entertainment facility. Expansions of the casinos at Ameristar Council Bluffs and Ameristar Vicksburg opened in November 1999 and December 1999, respectively.

(4)	Includes poker.

(5)	Includes 284 rooms operated by affiliates of Kinseth Hospitality Corporation and located on land owned by us and leased to affiliates of Kinseth.

(6)	Includes a 52-seat food court and Arthur Bryant’s Barbeque restaurant leased to and operated by third parties.

(7)	Leased to and operated by a third party.

     Ameristar St. Charles. The 74,000 square-foot porte-cochere at Ameristar St. Charles provides a stunning entry to this expansive facility. Once inside, a dramatic fountain welcomes guests to a historically-themed streetscape that opens onto a complete casino entertainment experience.

     The 130,000 square-foot casino floor ranks Ameristar St. Charles among the 15 largest state-licensed casinos in the U.S. The two-level gaming area feels spacious and open; it accommodates 3,293 slot and video poker machines and 87 table games, including a 12-table poker room.

     Seven restaurants offer a range of choices, such as the upscale 47 Port Street Grill steakhouse with exhibition cooking, chef’s tables and a private dining room; the chic King Cat Club martini bar; the Landmark Buffet with its multiple serving stations and intimate dining rooms named for local historic sites; and the Southern front-porch inspired Pearl’s Oyster Bar. The 24-hour Falcon Diner recreates the American diner with comfortable booths, a soda fountain and Art Deco architecture. The Diner is complemented by a gourmet pastry and coffee bar. The Bottleneck Blues Bar features Southern cuisine as well as live headline entertainment, set off by eclectic Delta blues club decor. Amerisports Bar & Grill boasts a 34-foot-long video wall and two high-tech, giant video screens, which complement the state-of-the-art audio-video system that includes booths customized with personal screens and speakers.

     Ameristar St. Charles was chosen as “Best Casino” by Riverfront Times for the last three years. The property also won 11 “Best of” Casino Player Awards and nine “Best of” Midwest Gaming Awards in 2004.

     We are currently designing a 300-room, all-suite hotel, approximately 20,000 square feet of meeting facilities, a new 1,300-seat entertainment pavilion and an additional parking garage at our St. Charles property. We have not yet completed a definitive project budget or schedule; however, we expect to begin construction in late 2005.

     The property is located immediately north of the Interstate 70 bridge over the Missouri River in the St. Louis metropolitan area, strategically situated to attract patrons from the St. Charles and greater St. Louis area, as well as tourists from outside the region. The property is also in close proximity to the new St. Charles convention facility. Interstate 70 is a 10-lane, east-west freeway offering easy accessibility to, and direct visibility of, the Ameristar St. Charles site.

     Ameristar Kansas City. Our largest property, Ameristar Kansas City, ranks among the 10 largest state-licensed casino floors in the U.S. A $64 million investment in renovations and enhancements completed in September 2003 has created dramatic and comprehensive improvements to the property.

     The 140,000 square-foot casino floor offers a spacious layout and flow, along with open visibility from the streetscape. Further, the casino floor offers a high-limit area and poker room which is the largest in the Midwest. The casino features 3,003 slot and video poker machines and 107 table games.

     Dining at Ameristar Kansas City reflects our strategy to offer more choices: guests can select from 11 restaurants and nine bars/lounges. The Great Plains Cattle Co. has a unique Kansas City-inspired atmosphere. Bugatti’s Little Italy Café is recognized as a “Don’t Miss Dining Venue” in the Zagat Survey; it was recently completely remodeled and includes a renovated patio dining area. The 24-hour Falcon Diner mirrors our Ameristar St. Charles diner and serves great American favorites and desserts. At The Buffet, guests experience eight stations, from American (including barbeque and broiled steaks) to Italian cuisine. The Amerisports Brew Pub features state-of-the-art video and audio technology on 41 screens. The Brew Pub also features an exhibition brewery where customers can observe the production of Ameristar’s award-winning private label beers and choose from a variety of menu items. Casual dining options are available at an open-seating food court, where we lease space to three national brands: Burger King, Sbarro Pizza, and Cold Stone Creamery.

     The property also features a wide scope of entertainment options. The Star Pavilion seats approximately 1,400 guests and showcases headline entertainers and professional boxing. The distinctive and historically accurate Depot #9 Stage and Saloon, near the porte-cochere entrance to the property and connected to a historic Pullman railroad car, showcases local and regional bands. Finally, the casino cabaret provides nightly entertainment on the gaming floor.

     A 184-room hotel, as well as a state-of-the-art 18-screen movie theater complex, gift shop, video game arcade and Kids Quest activity center, complete the amenities at Ameristar Kansas City. All are easily accessible via ample surface parking or a climate-controlled walkway from a 2,650-space parking garage that was added in 2002. During the fourth quarter of 2004, we began a complete renovation of all the hotel rooms at our Kansas City property. We expect to complete the renovation during the third quarter of 2005.

     For the past three years, the facility has earned the Gold Award for “Best Casino” in Ingram’s Best of Business Edition and “Best Casino” in Kansas City Magazine’s “Best of Kansas City” readers’ poll, as well as 2003 and 2004 “Favorite Casino Hotel in Missouri” in Midwest Gaming and Travel and Casino Player Magazine.

     Located seven miles from downtown Kansas City, Missouri, Ameristar Kansas City is specifically designed to attract customers from the greater Kansas City area, as well as regional overnight guests. The property is in close proximity to the Interstate 435 bridge. Interstate 435 is a six-lane, north-south expressway offering easy access to, and direct visibility of, Ameristar Kansas City.

     Ameristar Council Bluffs. Ameristar Council Bluffs features the largest riverboat and the most casino games in Iowa, comprising 38,500 square feet of gaming space with 1,567 slot machines and 39 table games.

     The Ameristar Hotel and Main Street Pavilion comprise the property’s landside facilities. The luxurious 160-room hotel, which is currently undergoing significant upgrades, includes 40 whirlpool guestrooms and suites, and has earned the American Automobile Association Four Diamond designation for the past seven years. It was the first riverboat casino hotel to earn this distinction, and it is currently one of only two AAA Four Diamond hotels in the Omaha metropolitan area. On land, guests also find the exclusive Star Club players’ lounge; the upscale Waterfront Grill steakhouse with its open fireplace and intimate setting; the Veranda Buffet with its multiple cooking stations; and the Prairie Mill Cafe & Bakery, a 24-hour specialty restaurant and fresh bakery and coffee bar.

     The Amerisports Bar and Cabaret offers dining and live entertainment, as well as 42 television screens, the largest of which is a 9’ by 12’ mega-screen. Other entertainment venues are the casino cabaret and the Star Arena, a scenic 2,850-seat amphitheater — and the city’s only outdoor riverfront entertainment venue — on the bank of the Missouri River. Other amenities include a Kids Quest activity center, fitness facility, indoor pool, gift shop, an ice cream and sweet shop and convention space.

     The Waterfront Grill has been named one of the Omaha area’s top-10 restaurants by the Omaha World-Herald. The property won 20 “Best of” Casino Player Awards, as well as 12 “Best of” Midwest Gaming Awards, in 2004.

     During the fourth quarter of 2004, we began a complete renovation of all the hotel rooms at our Council Bluffs property. We expect to complete the renovation of the rooms during the second quarter of 2005. Additionally, we are currently undertaking a major redesign and renovation of the Veranda Buffet to make it more upscale, create display-cooking stations and increase capacity to 340 guests. On completion, which is expected to occur in the second quarter of 2005, we will rebrand the buffet venue as the Heritage Buffet.

     We anticipate expanding the gaming space to accommodate an additional 300 slot machines and a spacious, upscale poker room. Completion of the gaming space expansion is currently estimated to occur in the second quarter of 2006.

     Located across the Missouri River from Omaha, the property is adjacent to the Nebraska Avenue exit on Interstate 29, immediately north of the junction of Interstate 29 and Interstate 80.

     Ameristar Vicksburg. Ameristar Vicksburg has been the long-time market leader, attributable to its superior location, premier product quality and outstanding dining and entertainment options.

     The three-level dockside casino is significantly wider than other riverboat casinos in our market, providing a spacious feel. The casino features 42,000 square feet of gaming space, with 1,364 new-generation slot machines and 36 table games.

     The Bottleneck Blues Bar, which is a Delta-style blues club with live entertainment and gaming, and the Casino Cabaret round out the property’s entertainment offerings. Both venues feature at least two groups performing nightly.

     Restaurants include the upscale Waterfront Grill, overlooking the Mississippi River, and the Bottleneck Blues Bar Express Café, with regionally influenced express-service menu selections. In December 2003, we completed a $9 million buffet and kitchen renovation, re-branding the 400-seat venue as the Heritage Buffet, which features seven specialty food stations along with private meeting facilities with audio/visual capabilities.

     The 150-room hotel at Ameristar Vicksburg earned a Three Diamond rating from the American Automobile Association, and the property received the city’s most “Best of” Casino Player Awards in 2004.

     In 2005, we intend to expand the property’s gaming space to accommodate an increase of 200 slot machines and a poker room.

     Ameristar Vicksburg recently filed a zoning application seeking a height variance for a master-planned parking garage and new hotel adjacent to the casino. If zoning approval is received, the first phase of construction is planned to consist of the parking garage, with space for approximately 1,150 vehicles. Hotel construction is expected to follow in multiple phases. The hotel plans include additional dining and meeting rooms, retail space and a swimming pool. We are awaiting approval of the zoning variance before we proceed with developing specific details on the design, timing or cost of the proposed projects.

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

     In February 2005, we signed an agreement to purchase 4.2 acres of property adjacent to our existing hotel. The property fronts on Washington Street and can be used for further expansion of our non-gaming amenities.

     Mountain High Casino. We acquired Mountain High Casino in Black Hawk, Colorado on December 21, 2004. It is one of the largest casinos in Colorado and the acquisition adds to our geographic diversification.

     The property offers 57,000 square feet for gaming, with approximately 1,200 slot machines and 24 table games (including poker). By law, Colorado casinos may only offer slot machines, blackjack and poker and no single wager may exceed $5. Other amenities at the property include an upscale steak and seafood restaurant, a seven-station buffet, a food court with grill and stone-fired pizza venues, and Starbucks Coffee Bar. The parking garage offers space for approximately 800 vehicles, with 650 additional valet spaces.

     We intend to invest approximately $140 million in capital expenditures to improve the competitiveness of the property. The planned capital improvements include reconfiguring and expanding the gaming area, introducing cashless slot technology and other gaming equipment upgrades, constructing a 300-room AAA Four Diamond-quality hotel and additional covered parking, upgrading the food and beverage outlets and adding a casual dining restaurant. All of these improvements are expected to be completed during 2005, with the exception of the hotel, which is expected to be completed by mid-2007. We plan to rebrand the property as Ameristar Black Hawk once the first phase of enhancements is complete.

     Mountain High Casino is located in the center of the Black Hawk gaming district, approximately 40 miles west of Denver, Colorado, and caters primarily to patrons from the Denver metropolitan area.

     The Jackpot Properties. Cactus Petes Resort Casino and The Horseshu Hotel & Casino are both located in Jackpot, Nevada, just south of the Idaho border. The Jackpot properties have been operating since 1956, and embody our cornerstone values of superior product quality, premier amenities and exciting entertainment.

     Together, the Jackpot properties feature approximately 29,000 square feet of gaming space with 1,013 slot machines and 29 table games, including poker, as well as a sports book.

     The properties’ resort amenities include 420 hotel rooms, with 30 deluxe hot-tub suites; an Olympic-sized pool and heated spa; a styling salon; lighted tennis courts; a recreational vehicle park; and access to a nearby 18-hole golf course. In addition, a general store and a service station serve guests and regional travelers. Dining selections include an extensive buffet, The Plateau Room fine dining restaurant, a 24-hour casual dining restaurant and a Pizza Hut. We will also be opening a casual Mexican grill, Pancho Villa, at the Horseshu in March 2005. Cactus Petes’ Gala Showroom features nationally known entertainment.

     Cactus Petes and The Horseshu have long held Four Diamond and Three Diamond ratings, respectively, from the American Automobile Association; Cactus Petes has been named “Best Hotel/Resort” in rural Nevada for seven consecutive years since 1998 by Nevada Magazine.

     The properties are located on Nevada State Highway 93, a major regional north-south route, and serve customers primarily from Idaho, and secondarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces.

Our Business Strategies

     Our key business strategies are: (1) to develop the highest quality facilities in our markets with a wide range of amenities; (2) to lead our markets in slot technology; (3) to emphasize branding and marketing; and (4) to employ efficient, hands-on management. These strategies are designed to create a complete entertainment experience and provide courteous and efficient service that meets or exceeds our customers’ expectations.

     The core components of our business strategies are as follows:

     High Quality Facilities; Diverse Range of Amenities

     We believe we have designed and built the highest quality state-of-the-art facilities in each of the markets in which we operate. Inherent in our project development process is the effective collaboration, coordination and cooperation of our operations and design/construction teams. As a result, our facilities are of superior quality and include cutting-edge technology, which provides our guests with an exciting and complete entertainment experience. We believe our newly acquired Mountain High Casino will be of a comparable quality and design level as our other properties once we complete our planned capital improvements.

     We believe the number and diversity of our amenities is key to attracting customers and developing repeat business. We seek to broaden our appeal by offering more amenities than our competition. We believe that more choices attract more types of customers. Our properties offer restaurants ranging from casual to upscale, and customers can choose from entertainment options ranging from cabaret lounges and sports bars to outdoor amphitheaters and multipurpose entertainment pavilions. Some examples of our non-gaming amenities that have proven successful are our high-tech Amerisports Bars (Council Bluffs, St. Charles and Kansas City), our signature steakhouses (Company-wide), the Falcon Diner (St. Charles and Kansas City) and our unique Bottleneck Blues Bars (Vicksburg and St. Charles). In addition, our properties regularly feature nationally known entertainers, including Paul Anka, the Beach Boys, Pat Benatar, Michael Bolton, the Doobie Brothers, Heart, Julio Iglesias, BB King, Lonestar, Martina McBride, Bob Newhart, LeAnn Rimes, Kenny Rogers, Sinbad, Randy Travis and Dionne Warwick.

     Leading Our Markets in Slot Technology

     Slot machines are the core driver of our casino business. We believe that leading our markets in slot machine trends is essential to our success. The most significant innovation in slots today is ticket-in, ticket-out, which creates a more convenient coinless gambling experience for our customers and increases the revenue we earn on each machine. We led our markets in the introduction of this technology and currently approximately 97% of the slot machines at our Ameristar-branded properties have ticket-in, ticket-out capability. We were also the first operator in our markets to introduce a large supply of new-generation nickel and penny video reel slot machines. Although many of our competitors now offer these machines, we believe that we gained a significant competitive advantage by leading this trend. We also continue to focus on the most appropriate product mix. We continually analyze slot utilization and slot machine win per unit to determine the most profitable slot machine mix.

     Branding and Marketing

     Our branding and marketing efforts are designed to support each of our properties as the number one casino and entertainment destination in their respective markets. Our multi-tiered players’ clubs are designed to identify and reward guests based on their level of play. Our best players receive enhanced personalized service and additional benefits through our hosting and ambassador teams. We communicate our entertainment and promotional activities to our guests through targeted direct mail as well as traditional media channels (television, print, radio and outdoor advertising).

     Hands-on Management

     Since the inception of the Company, we have developed a number of “best practice” processes and strategies for our operations. We believe we have enhanced our revenues and minimized our costs by practicing a hands-on management approach at the property and corporate levels. To fully benefit from this management style, we also build into our processes a high level of collaboration and communication among our seven properties and corporate team. Working together permits us to continually refine these processes and at the same time more efficiently manage our business. We have centralized the strategic aspects of operations, marketing, food and beverage, hotel and gaming. In administration, we have centralized many aspects of purchasing, payroll, human resources, information technology and other departments. The centralization of these strategic functions allows our properties to focus on the tactical aspects of our business, including guest service, player development, team member relations, food quality, etc.

Future Expansion

     We continually evaluate opportunities to expand our operations through a variety of means, including entering new North American or overseas markets created by the legalization or expansion of casino gaming, developing new casinos or buying existing casinos in established North American casino gaming markets and expanding through continued growth at our existing properties. Although our preference is to own and operate each of our gaming properties, we may also consider expansion opportunities involving management contracts or joint ventures.

     We continue to explore expansion opportunities in the United Kingdom in anticipation of the expected reform of that country’s casino gaming laws that would allow large-scale modern casinos to be developed in a limited number of locations throughout the United Kingdom. Primary reform legislation is pending in Parliament, although we have no assurance as to whether or when legislation will be enacted. The development of modern casinos would further require the adoption of planning and tax policies conducive to attract development, the formation of a new regulatory agency and the adoption of regulations.

     During 2004, the Commonwealth of Pennsylvania enacted legislation authorizing slot machines at pari-mutuel racetracks and a limited number of non-track locations in Pennsylvania, including at two sites to be selected in Philadelphia. We have acquired an option on a 46-acre site in Philadelphia and are pursuing a gaming license for that site.

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

Markets

     The following table presents a summary of the market characteristics and market performance of our Ameristar-branded properties as of December 31, 2004.

	Ameristar	Ameristar	Ameristar	Ameristar
	St. Charles	Kansas City	Council Bluffs	Vicksburg
Adult population - within 50 miles	1.9 million	1.5 million	700,000	400,000
Adult population - within 100 miles	2.8 million	2.0 million	1.2 million	1.0 million
No. of market participants	5	4	3	4
2004 annual market gaming revenue — $ in millions	$920.9	$677.0	$418.1	$247.2
2004 market growth rate	9.3%	10.2%	7.7%	2.5%
2004 market share	32.0%	35.1%	40.9%	45.4%
2003 market share	31.3%	34.4%	39.2%	40.7%
2004 market share rank	#1	#1	#1	#1

     Jackpot, Nevada is just across the border from the State of Idaho. The primary market area for the Jackpot Properties is Twin Falls (located approximately 45 miles north of Jackpot) and Boise (located approximately 150 miles from Jackpot). The primary market area comprises approximately 600,000 adults. The balance of the Jackpot properties’ customers comes primarily from the northwestern United States and southwestern Canada. As of December 31, 2004, the Jackpot properties had 64% of the slot machines and 72% of the table games in the Jackpot market.

     The Black Hawk-Central City gaming market is located approximately 40 miles west of Denver, Colorado. In 2004, this market generated $577.2 million in gaming revenues, accounting for 80% of the gaming revenues within the State of Colorado. Black Hawk, with 21 of the 28 casinos in the market, generated approximately 91% of the market’s gaming revenues in 2004. The primary trading areas for the Black Hawk-Central City market are residents from Denver, Boulder, Golden and Fort Collins, Colorado, as well as Wyoming and western Nebraska. Approximately 2.0 million adults reside within 50 miles of Black Hawk and over 2.8 million adults reside within 100 miles.

Competition

     St. Charles

     Ameristar St. Charles competes with four other gaming operations located in the metropolitan St. Louis area. Two of these competitors are located in the State of Illinois. Unlike the State of Missouri, Illinois does not impose a $500 per person buy-in limit, does not require a casino-issued identification card to enter a casino and allows credit play. However, Illinois casinos are limited in the number of gaming positions allowed and are subject to a higher rate of gaming taxes than Missouri casinos. In the third quarter of 2004, our principal competitor completed an $80 million expansion, which included an additional 300-room hotel tower, the addition of two new restaurants, as well as several other non-gaming amenities. There were no other major capital improvements or expansions in the St. Louis market in 2004.

     The St. Louis gaming market is currently insulated from other casino gaming markets. In the third quarter of 2004, the Missouri Gaming Commission prioritized for investigation a gaming license application for a new casino license located in Lemay, in the southeastern portion of St. Louis County. The proposed $300 million development would consist of a 75,000 square foot casino, 200-room hotel and 2,000 parking spaces and is slated for completion in late 2006. At the same time, the Missouri Gaming Commission prioritized for investigation a gaming license application by the same developer for a new facility at Laclede’s Landing in downtown St. Louis. The proposed $250 million development would consist of a 90,000 square foot casino, 100-room hotel and 5,200 parking spaces and is projected to open in late 2007. In October 2004, another operator agreed to purchase the existing President Casino located in downtown St. Louis. The new owner of the President has announced plans to enhance the current facility. The Alton Belle Casino in Alton, Illinois, across the Mississippi River from downtown St. Louis, is expected to undergo a change in control in connection with the acquisition of its parent company by another gaming company, which acquisition is expected to close in mid-2005. The acquiring company has not announced plans for any changes it may make at the Alton Belle. The addition of two gaming licenses in the St. Louis market, as well as any replacement or upgrade to the President or Alton Belle casinos, would result in additional competition for Ameristar St. Charles. The State of Illinois has one dormant gaming license that it has announced it intends to reissue in the greater Chicago area. Accordingly, we do not anticipate any new competition in the Illinois portion of the St. Louis market.

     Kansas City

     Ameristar Kansas City competes with three other gaming operations located in and around Kansas City, Missouri. In December 2003, Argosy Casino, located approximately 13 miles from Ameristar Kansas City, replaced its existing three-level casino riverboat with a single-level, 62,000 square foot barge-based facility. Additionally, Argosy is currently constructing a hotel and replacing its parking garage. In 2004, Argosy increased its market share at the expense of our other two competitors in the Kansas City market. Our primary competitor is in the process of completing a $107 million renovation which will include 206 additional rooms, new restaurants, an expanded parking area and several new non-gaming amenities. The project is expected to be completed in the third quarter of 2005. The remaining competitors did not have any major capital improvements or expansions in 2004.

     The Kansas City market is currently insulated from other casino gaming markets, with no competing markets within 50 miles. However, see “Risk Factors” for information concerning current proposals to legalize casino gaming in or near Kansas City, Kansas, which is in close proximity to Ameristar Kansas City.

     Council Bluffs

     Ameristar Council Bluffs operates one of three gaming licenses issued for the Council Bluffs gaming market pursuant to an operating agreement with Iowa West Racing Association. The other competitors are operated by a single company and consist of another riverboat casino and a pari-mutuel racetrack casino, which currently only offers slot machines. In 2004, the operator of the competing riverboat casino completed an $8.5 million renovation of their hotel rooms and opened a new buffet. During the same period, the pari-mutuel racetrack casino opened a new VIP players’ lounge. In 2004, the Iowa legislature enacted a bill which permits the operation of table games and video poker at pari-mutuel racetracks. The competing racetrack casino is developing an $86 million expansion of their land-based facility, which will be rebranded and include a 93,000 square foot casino (inclusive of space for newly approved table games), a 1,200 space parking garage and several other non-gaming amenities. The project is scheduled for completion in the first quarter of 2006.

     The Council Bluffs market is currently insulated from other casino gaming markets, with the nearest competing gaming jurisdiction located approximately 90 miles away. In 2004, the electorate of the State of Nebraska considered various proposals to legalize casino gaming. None of the referenda were approved, which approvals could have had a material impact on the Council Bluffs casino gaming market. In the future, the State of Nebraska may again consider legalization of casino gaming which, if passed, would likely result in increased competition for Ameristar Council Bluffs. See “Risk Factors” for further discussion of these matters.

     Vicksburg

     Ameristar Vicksburg competes with three other gaming operations located in Vicksburg. In October 2003, a change of ownership occurred at one of Ameristar Vicksburg’s competitors. We believe that the change in ownership has benefited Ameristar Vicksburg through an increase in market share. One competitor completed a $1 million renovation of its hotel rooms and public areas in the fourth quarter of 2004 and has undertaken a $5 million project to construct a new 330-seat buffet. The buffet is expected to be completed in mid-2005. There were no major capital improvements or expansions by the remaining two Vicksburg market competitors in 2004. The Vicksburg market also faces regional competition from two casinos owned by a

Native American tribe in Philadelphia, Mississippi, located about 70 miles east of Jackson and 115 miles east of Vicksburg. Vicksburg is also subject to competition from four casinos and one slots-only racetrack in Shreveport and Bossier City, Louisiana, located approximately 175 miles from Vicksburg.

     Several potential gaming sites still exist in or near Vicksburg and from time to time potential competitors have proposed the development of additional casinos. In February 2005, the Mississippi Gaming Commission granted preliminary approval for a fifth casino license in the Vicksburg market. The developer has proposed building a casino facility which includes a 250-room hotel, parking garage and other non-gaming amenities. If other required approvals are obtained, this project could open in early 2007. In addition, proposals have been made from time to time to develop additional Native American casinos in Louisiana and Mississippi, some of which could be competitive with the Vicksburg market if completed.

     Black Hawk

     Mountain High Casino competes with approximately 25 other gaming operations located in the Black Hawk and Central City gaming market in Colorado. Of the competing casinos, only five are considered “large” competitors, with over 20,000 square feet of gaming space. Mountain High Casino has one of the largest gaming floors of any casino in the Black Hawk market. Mountain High Casino’s primary competitor is the Isle of Capri, which is one of the first major casinos one encounters when entering Black Hawk from Denver via Route 119. Isle of Capri is in the process of completing a $94 million expansion of its property and the adjacent Colorado Central Station property which it purchased in 2003. The expansion of the combined properties will increase the number of hotel rooms and parking capacity and connect the two properties via an enclosed skywalk. A partial expansion of the parking complex and gaming area was completed in the fourth quarter of 2004. The remainder of the parking and hotel complex is scheduled for completion in early 2006.

     The Black Hawk-Central City gaming market is currently insulated from other casino gaming markets, with no competing markets within 50 miles. However, there have been several proposals for the development of a Native American casino located in the Denver metropolitan area. Should a casino development in the Denver area occur, the Black Hawk-Central City market would face increased competition. See “Risk Factors” for more information.

     Jackpot

     The Jackpot properties compete with four other hotels and motels (three of which also have casinos) in Jackpot. There were no major capital improvements or expansions in the Jackpot market in 2004. We are not aware of any other expansion plans by existing or potential competitors in Jackpot in the near future; however, casinos with video lottery terminals (“VLT”) similar to slot machines are operated on Native American land in Idaho, including one near Pocatello with approximately 900 VLT machines that is operated by the Shoshone-Bannock Tribes.

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

Employees and Labor Relations

     As of March 1, 2005, we employed approximately 7,480 full- and part-time employees. None of our employees is employed pursuant to collective bargaining or other union arrangements, although a Teamsters Union local recently unsuccessfully attempted to organize a group of beverage employees at Ameristar Kansas City. We believe our employee relations are good.

Incorporation

     Ameristar was incorporated in Nevada in 1993.

Risk Factors

The gaming industry is very competitive and increased competition could have a material adverse effect on our future operations.

     The gaming industry is very competitive and we face dynamic competitive pressures in each of our markets. Several of our competitors are larger and have greater financial and other resources. We may choose or be required to take actions in response to competitors that may increase our marketing costs and other operating expenses.

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

     From time to time, legislation and ballot measures have been unsuccessfully proposed in Kansas, Nebraska and Colorado for the legalization or expansion of gaming. In Nebraska, several referenda on the statewide ballot that would have legalized two alternative forms of casino gaming were defeated in November 2004. In both Nebraska and Kansas, bills have been introduced from time to time in the legislature for the legalization of casino gaming, several of which are currently pending in Kansas. These proposals would authorize gaming in or near, among other places, Omaha, Nebraska and Kansas City, Kansas, in close proximity to our existing facilities in Council Bluffs, Iowa and Kansas City, Missouri, respectively. The legalization of gaming in these locations and the additional competition resulting from the subsequent development of competing gaming properties could have a material adverse effect on us.

     The Missouri Gaming Commission has prioritized for investigation gaming license applications for new casino facilities in downtown St. Louis and southeastern St. Louis County, approximately 15 miles and 20 miles, respectively, from Ameristar St. Charles. St. Louis city officials and members of the Missouri Gaming Commission have also stated that they would like to see a currently operating casino in downtown St. Louis improved or replaced. If any of these developments is successfully completed, we will face additional or enhanced competition.

     Our competitor that operates the pari-mutuel racetrack casino in Council Bluffs recently announced plans to rebrand the property as part of a major expansion and renovation. Upon completion, which is expected to occur in the first quarter of 2006, the property will include 69% more gaming space, 1,900 slot machines, 36 table games, a poker room and additional non-gaming amenities. Prior to a change in Iowa law in 2004, racetrack casinos were not permitted to offer table games or video poker machines. The future operating results of Ameristar Council Bluffs may be adversely affected by the additional competition.

     Our principal competitors in the St. Louis and Black Hawk markets have also recently completed, or will soon complete, significant expansions of their facilities. In Vicksburg, several potential gaming sites still exist, and one company has recently received preliminary Mississippi Gaming Commission approval for the development of a new casino.

     Native American gaming facilities in some instances operate under regulatory and financial requirements that are less stringent than those imposed on state-licensed casinos, which could provide them with a competitive advantage and lead to increased competition in our markets. We believe that recent operating results at our Jackpot properties have been adversely affected by intensified competition from an Idaho Native American facility that is closer to a portion of our market area. The legislatures in Kansas and Nebraska are considering pending legislation that would allow various forms of Native American gaming in close proximity to our properties in Kansas City and Council Bluffs. Additionally, two federally recognized tribes have asserted land claims in Colorado and are attempting to have land in metropolitan Denver placed in trust by the federal government to be used for casino gaming.

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

     In 2004, in response to an Iowa Supreme Court ruling that decreased the gaming taxes payable by casinos at pari-mutuel racetracks, the Iowa legislature approved an increase in the maximum tax rate on gaming revenues of riverboat casinos from 20% to 22%, effective July 1, 2004. We will also be required to pay a special additional assessment of approximately $3.6 million in each of 2005 and 2006, which is recoverable as a credit against future gaming taxes beginning in 2010. This tax increase has negatively impacted operating income at Ameristar Council Bluffs and will continue to do so.

     Several bills have been introduced in the Missouri legislature in recent years that would increase the gaming tax rate, and similar legislation has been introduced in the current session.

     In Colorado, the Colorado Limited Gaming Control Commission has the authority to establish the gaming tax rate on an annual basis, up to a maximum rate of 40% of gross receipts, without further legislative action. The current rate of 20% on gross receipts over $15.0 million has been in effect since 1996.

     If the jurisdictions in which we operate were to further increase gaming taxes or fees, depending on the magnitude of the increase and any offsetting factors (such as the elimination of the buy-in limit in Missouri), our financial condition and results of operations could be materially adversely affected.

Our business is subject to restrictions and limitations imposed by gaming regulatory authorities that could adversely affect us.

     The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The States of Missouri, Iowa, Mississippi, Colorado and Nevada and the applicable local authorities require various licenses, findings of suitability, registrations, permits and approvals to be held by us and our subsidiaries. The Missouri Gaming Commission, the Iowa Racing and Gaming Commission, the Mississippi Gaming Commission, the Colorado Limited Gaming Control Commission and the Nevada Gaming Commission may, among other things, limit, condition, suspend, revoke or not renew a license or approval to own the stock of any of our Missouri, Iowa, Mississippi, Colorado or Nevada subsidiaries, respectively, for any cause deemed reasonable by such licensing authority. Our licenses in Missouri need to be renewed every two years, our gaming licenses in Iowa and Colorado must be renewed or continued every year, and our gaming license in Mississippi must be renewed every three years. If we violate gaming laws or regulations, substantial fines could be levied against us, our subsidiaries and the persons involved, and we could be forced to forfeit portions of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets could have a material adverse effect on our business, financial condition and results of operations.

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

     Our leverage ratio (as defined in our senior credit facilities) has improved from 3.49:1 as of December 31, 2003 to 3.29:1 as of December 31, 2004, while our total indebtedness has increased from $716.9 million as of December 31, 2003 to $766.3 million as of December 31, 2004 due to increased borrowing to fund our acquisition of Mountain High Casino. The degree to which we are leveraged could have important adverse consequences to our business, including:

•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•	Requiring a substantial portion of our cash flows from operations for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions dividends and general corporate requirements;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	Placing us at a competitive disadvantage to less leveraged competitors.

     The terms of our senior credit facilities and the indenture governing our senior subordinated notes contain covenants that may restrict our ability to, among other things, borrow money, pay dividends, make capital expenditures and effect a consolidation, merger or disposal of substantially all of our assets. Although the covenants in our senior credit facilities and the indenture are subject to various exceptions that are intended to allow us to operate without undue restraint in certain anticipated circumstances, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, our long-term debt requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants would result in a default under our senior credit facilities and the indenture. If an event of default under our senior credit facilities occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In addition, our senior credit facilities are secured by first priority security interests on substantially all of our real and personal property, including the capital stock of our subsidiaries. If we are unable to pay all amounts declared due and payable in the event of a default, the lenders could foreclose on these assets.

     We will soon need to obtain replacement financing.

     Our revolving credit facility and our term loan facility mature in December 2005 and December 2006, respectively. Additionally, without any change to the existing terms of our senior credit facilities, it is likely that we would violate covenants relating to permitted dividend payments, the maximum senior debt ratio and permitted capital expenditures during the second half of 2005. Accordingly, we will be required to refinance our senior debt in the near future. We can offer no assurance as to the terms of any such refinancing that may be available.

     We are subject to the risk of rising interest rates.

     All of our borrowings under our senior credit facilities bear interest at variable rates. As of December 31, 2004, we had $381.0 outstanding under our senior credit facilities and $1.0 million in other long-term debt that bears interest at variable rates. If short-term interest rates continue to rise, our interest cost will increase, which will adversely affect our net income and available cash.

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

     Mr. Neilsen is our Chairman of the Board, President and Chief Executive Officer, and he owns approximately 56% of our outstanding Common Stock. Accordingly, Mr. Neilsen has the ability to control our operations and affairs, including the election of the entire Board of Directors and, except as otherwise provided by law, other matters submitted to a vote of the stockholders, including a merger, consolidation or sale of assets. As a result, actions which may be supported by a majority of the other stockholders could be blocked by Mr. Neilsen. In addition, Mr. Neilsen’s substantial ownership affects the liquidity in the market for our Common Stock.

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

     We employ “fast-track” design and construction methods in some of our construction and development projects. This involves the design of future stages of construction while earlier stages of construction are underway. Although we believe that the use of fast-track design and construction methods can reduce the overall construction time, these methods may not always result in such reductions, often involve additional construction costs than otherwise would be incurred and may increase the risk of disputes with contractors, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

     We have experienced and expect to continue to experience strong competition in hiring and retaining qualified property and corporate management personnel, including competition from numerous Native American gaming facilities that are not subject to the same taxation regimes as we are and therefore may be willing and able to pay higher rates of compensation. Recruiting and retaining qualified management personnel is particularly difficult at Ameristar Vicksburg, Mountain High Casino and the Jackpot properties due to local market conditions. If we are unable to successfully recruit and retain qualified management personnel at our properties or at our corporate level, our results of operations could be materially adversely affected.

Adverse weather conditions in the areas in which we operate could have an adverse effect on our results of operations and financial condition.

     Adverse weather conditions, particularly flooding, heavy snowfall and other extreme conditions, can deter our customers from traveling or make it difficult for them to visit our properties. If any of our properties were to experience prolonged adverse weather conditions, or if our Midwestern and Colorado properties were to simultaneously experience adverse weather conditions, our results of operations and financial condition would be adversely affected.

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

     The U.S. Coast Guard also requires all United States flagged-passenger vessels operating exclusively in fresh water to conduct a thorough dry-dock inspection of underwater machinery, valves and hull every five years. Less stringent inspection requirements apply to permanently moored barges like those at Ameristar Kansas City, Ameristar St. Charles and Ameristar Vicksburg. The Ameristar Council Bluffs riverboat was scheduled for its dry-dock inspection in October 2005, but we have been accepted into a U.S. Coast Guard program that has extended the dry-dock requirement until April 2008 by agreeing to undergo a thorough underwater inspection in October 2005. A dry-dock inspection would take the Council Bluffs casino out of service for a substantial period of time, which could have a material adverse effect on Ameristar Council Bluffs.

     The Ameristar Vicksburg site has experienced some ongoing geologic instability that requires periodic maintenance and improvements. Although we have reinforced the cofferdam basin in which the vessel floats, further reinforcements may be necessary. We are also monitoring the site to evaluate what further steps, if any, may be necessary to stabilize the site to permit operations to continue. A site failure would require Ameristar Vicksburg to limit or cease operations.

     The loss of a riverboat or barge facility from service for any period of time likely would adversely affect our operating results and borrowing capacity under our long-term debt facilities in an amount that we are unable to reasonably estimate. It could also result in the occurrence of an event of a default under our credit agreement.

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

     Missouri

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

     The Missouri Gaming Commission has discretion to approve gaming license applications for permanently moored (“dockside”) casinos, powered (“excursion”) riverboat casinos and barges and to determine the number, location and type of excursion gambling boats allowed each licensee. Due to safety concerns, all gaming vessels on the Missouri River are permitted to be moored in moats within 1,000 feet of the river. Gaming licenses are initially issued for two one-year periods and must be renewed every two years thereafter. The gaming licenses at Ameristar Kansas City and Ameristar St. Charles are next subject to renewal in September 2006. No gaming licensee may pledge or transfer in any way any license, or any interest in a license, issued by the Missouri Gaming Commission. As a result, the gaming licenses of our wholly owned Missouri subsidiaries were not pledged to secure our senior credit facilities.

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

     The Missouri Act provides for a buy-in limit of $500 per person per two-hour “cruise.” Although the Missouri Act provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission can impose space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. The Missouri Act also includes requirements as to the form of riverboats, which must resemble Missouri’s riverboat history to the extent practicable and include certain non-gaming amenities. All licensees currently operating riverboat gaming operations in Missouri are authorized to conduct all or a portion of their operations on a dockside basis, and open and continuous boarding is permitted.

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

     The Missouri Gaming Commission regulates the issuance of excursion liquor licenses, which authorize the licensee to serve, offer for sale, or sell intoxicating liquor aboard any excursion gambling boat, or facility immediately adjacent to and contiguous with the excursion gambling boat, which is owned and operated by the licensee. An excursion liquor license is granted for a one-year term by the Missouri Gaming Commission and is renewable annually. The Commission can discipline an excursion liquor licensee for any violation of Missouri law or the Missouri Gaming Commission’s rules. Licensees are responsible for the conduct of their business and for any act or conduct of any employee on the premises that is in violation of the Missouri Act or the rules of the Missouri Gaming Commission. Missouri Gaming Commission liquor control regulations also include prohibitions on certain intoxicating liquor promotions and a ban on fees accepted for advertising products. Only Class A licensees can obtain a liquor license from the Missouri Gaming Commission. Class A licenses are licenses granted by the Commission to allow the holder to conduct gambling games on an excursion gambling boat and to operate an excursion gambling boat. The sale of alcoholic beverages at Ameristar Kansas City is also subject to licensing, control and regulation by Clay County.

     Iowa

     Ameristar’s Council Bluffs operations are conducted by our wholly owned subsidiary, Ameristar Casino Council Bluffs, Inc. (“ACCBI”), and are subject to Chapter 99F of the Iowa Code and the regulations promulgated thereunder. ACCBI’s gaming operations are subject to the licensing and regulatory control of the Iowa Racing and Gaming Commission (the “Iowa Gaming Commission”).

     Under Iowa law, wagering on a “gambling game” is legal when conducted by a licensee on an “excursion gambling boat.” An “excursion gambling boat” is an excursion boat or moored barge. “Gambling game” means any game of chance authorized by the Iowa Gaming Commission. In 2004, the Iowa legislature eliminated the mandatory cruising requirement for an “excursion gambling boat” and ACCBI’s riverboat is no longer cruising.

     The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” A “qualified sponsoring organization” is defined as a person or association that can show to the satisfaction of the Iowa Gaming Commission that the person or association is eligible for exemption from federal income taxation under Section 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal Revenue Code (hereinafter “not-for-profit corporation”). The not-for-profit corporation is permitted to enter into operating agreements with persons qualified to conduct riverboat gaming operations. Such operators must be approved and licensed by the Iowa Gaming Commission. On January 27, 1995, the Iowa Gaming Commission authorized the issuance of a license to conduct gambling games on an excursion gambling boat to Iowa West Racing Association, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Council Bluffs (the “Association”). The Association has entered into a sponsorship agreement with ACCBI authorizing ACCBI to operate riverboat gaming operations in Council Bluffs under the Association’s gaming license (the “Operator’s Contract”), and the Iowa Gaming Commission has approved this contract. The term of the Operator’s Contract runs until March 31, 2010.

     Under Iowa law, a license to conduct gambling games may be issued in a county only if the county electorate has approved such gambling games. Although the electorate of Pottawattamie County, which includes the City of Council Bluffs, most recently reauthorized by referendum in 2002 the gambling games conducted by ACCBI, a reauthorization referendum must be submitted to the electorate in the general election to be held in 2010 and each eight years thereafter. Each such referendum requires the affirmative vote of a majority of the persons voting thereon. In the event a reauthorization referendum is defeated in 2010 or thereafter, the licenses granted to the Association and ACCBI would not be subject to renewal and ACCBI would be required to cease conducting gambling games. After a referendum has been held which defeated a proposal to conduct gambling games on excursion gambling boats, another referendum on a proposal to conduct gambling games on excursion gambling boats may not be held for at least eight years.

     Substantially all of ACCBI’s material transactions are subject to review and approval by the Iowa Gaming Commission. Written and oral contracts and business arrangements involving a related party or in which the term exceeds three years or the total value exceeds $100,000 are agreements that qualify for submission to and approval by the Iowa Gaming Commission (“Qualifying Agreements”). Qualifying Agreements are limited to: (1) obligations that expense, encumber or lend ACCBI assets to anyone other than a not-for-profit entity or a unit of government for the payment of taxes and utilities; (2) any disposal of ACCBI assets or the provision of goods and services at less than market value to anyone other than a not-for-profit entity or a unit of government; (3) a previously approved Qualifying Agreement, if consideration exceeds the approved amount by the greater of $100,000 or 25%; and (4) any type of contract, regardless of value or term, where a third party provides electronic access to cash or credit for a patron of the facility. Each Qualifying Agreement must be submitted to the Iowa Gaming Commission within 30 days of execution. Iowa Gaming Commission approval must be obtained prior to implementation, unless the Qualifying Agreement contains a written clause stating that the agreement is subject to Iowa Gaming Commission approval. Qualifying Agreements that are ongoing or open-ended need only be submitted on initiation, unless there is a material change in terms or noncompliance with the requirement that consideration be given to the use of Iowa resources, goods and services. Additionally, contracts negotiated between ACCBI and a related party must be accompanied by economic and qualitative justification.

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

     Iowa has a graduated wagering tax equal to 5% of the first $1.0 million of annual adjusted gross receipts, 10% of the next $2.0 million of annual adjusted gross receipts and 22% of annual adjusted gross receipts over $3.0 million for an excursion gambling boat. In addition, the state charges other fees on a per-customer basis. Additionally, ACCBI pays to the City of Council Bluffs a fee equal to $0.50 per passenger. Under the Operator’s Contract, ACCBI also pays the Association a graduated fee equal to 5% of the first $30 million of annual adjusted gross receipts, 4% of the next $30 million of annual adjusted gross receipts, 3% of the next $30 million of annual adjusted gross receipts, 2% of the next $30 million of annual adjusted gross receipts and 0.5% of the next $30 million of annual adjusted gross receipts (up to $150,000,000 of annual adjusted gross receipts). ACCBI will also be required to pay a special additional assessment of approximately $3.6 million in each of 2005 and 2006, which is recoverable as a credit against future gaming taxes beginning in 2010.

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

     Mississippi

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

     The Mississippi Act provides for legalized dockside gaming in each of the 14 counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution, which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be made and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it would be possible for the voters of Mississippi to consider such a proposal in November 2006. While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were approved and gaming were prohibited in Mississippi, it would have a significant adverse effect on us and our operations.

     Currently, dockside gaming is permissible in nine of the 14 eligible counties in the state and gaming operations have commenced in seven counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices.

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

     A Mississippi Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses that may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. ACVI most recently was granted a renewal of its gaming license by the Mississippi Commission on December 18, 2002. This license expires on January 23, 2006.

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

     The Mississippi Commission has imposed on us the requirement to adopt and maintain a Company-wide gaming compliance program, and has approved our existing Gaming Compliance

Program that was previously approved by the Nevada regulatory authorities as satisfying this requirement. See “Nevada.”

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

     The sale of alcoholic beverages at Ameristar Vicksburg is subject to licensing, control and regulation by the Alcoholic Beverage Control Division of the Mississippi State Tax Commission and by the City of Vicksburg. Ameristar Vicksburg has been designated as a special resort area, which allows ACVI to serve alcoholic beverages on a 24-hour basis. Certain officers and managers of ACVI must be investigated by the liquor license authority in connection with ACVI’s liquor permit. The liquor license authority must approve any changes in licensed positions.

     Colorado

     As prescribed by the Colorado Limited Gaming Act of 1991 (the “Colorado Act”), the ownership and operation of limited stakes gaming facilities in Colorado are subject to the

Colorado Gaming Regulations (the “Colorado Regulations”) and final authority of the Colorado Limited Gaming Control Commission (the “Colorado Commission”). The Colorado Act also created the Colorado Division of Gaming within the Colorado Department of Revenue to license, supervise and enforce the conduct of limited stakes gaming in Colorado.

     The application of Ameristar Casino Black Hawk, Inc. (“ACBHI”) for a retail gaming license for Mountain High Casino in Black Hawk was approved by the Colorado Commission on December 16, 2004. ACBHI took possession of and began to operate Mountain High Casino on December 21, 2004.

     The Colorado Act declares public policy on limited stakes gaming to be that: (1) the success of limited stakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively; the rights of the creditors of licensees are protected; and gaming is free from criminal and corruptive elements; (2) public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (3) all establishments where limited gaming is conducted and where gambling devices are operated, and all manufacturers, sellers and distributors of certain gambling devices and equipment, must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy, policies and free competition in Colorado; and (4) no applicant for a license or other affirmative Colorado Commission approval has any right to a license or to the granting of the approval sought. Having the authority to impose fines, the Colorado Commission has broad discretion to issue, condition, suspend for up to six months, revoke, limit or restrict at any time the following licenses: slot machine manufacturer or distributor, operator, retail gaming, support and key employee gaming licenses. With limited exceptions applicable to licensees that are publicly traded entities, no person may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Commission. Any license issued or other Colorado Commission approval granted pursuant to the Colorado Act is a revocable privilege, and no holder acquires any vested rights therein.

     Pursuant to an amendment to the Colorado Constitution (the “Colorado Amendment”), limited stakes gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991. Limited stakes gaming means a maximum single bet of $5 on slot machines and in the card games of blackjack and poker.

     Limited stakes gaming is confined to the commercial districts of these cities as defined by Central City on October 7, 1981, by Black Hawk on May 4, 1978, and by Cripple Creek on December 3, 1973. In addition, the Colorado Amendment restricts limited stakes gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I, and that conform to the requirements of applicable city ordinances regardless of the age of the structures. Under the Colorado Amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited stakes gaming. Persons under the age of 21 cannot participate in limited stakes gaming. The Colorado Amendment also prohibits limited stakes gaming between the hours of 2:00 a.m. and 8:00 a.m. and allows limited stakes gaming to occur in establishments licensed to sell alcoholic beverages.

     The Colorado Amendment requires an annual tax of up to 40% on the total amount wagered less all payouts to players. With respect to games of poker, the tax is calculated based on the sums wagered which are retained by the licensee as compensation. Annually the Colorado Commission, as mandated by the Colorado Regulations, conducts rule-making hearings concerning the gaming tax rate and device fee rate for the subsequent gaming year. However, rigid compliance with the Colorado Regulations is not mandatory and shall in no way be construed to limit the time periods or subject matters which the Colorado Commission may consider in determining the various tax rates. The current gaming tax rate structure, which has been in effect since 1999 is:

•	0.25% up to and including $2 million of the subject amounts;

•	2% on amounts from $2 million to $4 million;

•	4% on amounts from $4 million to $5 million;

•	11% on amounts from $5 million to $10 million;

•	16% on amounts from $10 million to $15 million; and

•	20% on amounts over $15 million.

     The City of Black Hawk also assesses monthly device fees that are based on the number of slot machines operated.

     The Colorado Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company. The term “publicly traded corporation” includes corporations, firms, limited liability companies, trusts, partnerships and other forms of business organizations. Such requirements automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, where the ownership interest directly or indirectly is, or will be upon approval of the Colorado Commission, 5% or more of the entire licensee. In any event, if the Colorado Commission determines that a publicly traded corporation or a subsidiary, intermediary company or holding company has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by such entity, the Colorado Commission may require the entity to comply with the disclosure regulations contained in Rule 4.5.

     Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Colorado Commission no later than 10 business days after the initial filing of a registration statement with the Securities and Exchange Commission. Licensed publicly traded corporations are also required to send proxy statements to the Division of Gaming within five days after their distribution. Licensees to whom Rule 4.5 applies must include in their charter documents provisions that restrict the rights of the licensees to issue voting interests or securities except in accordance with the Colorado Act and the Colorado Regulations; limit the rights of persons to transfer voting interests or securities of licensees except in accordance with the Colorado Act and the Colorado Regulations; and provide that holders of voting interests or securities of licensees found unsuitable by the Colorado

Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders’ investment or the market price as of the date of the finding of unsuitability. Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a suitable person, as determined by the Colorado Commission. Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted and may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

     Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of (a) 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of incorporation the Rule 4.5 charter language provisions; or (b) 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, referred to as qualifying persons, shall notify the Division of Gaming within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

     A qualifying person who is an institutional investor under Rule 4.5 and who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests.

     The Colorado Regulations provide for exemption from the requirements for a finding of suitability when the Colorado Commission finds such action to be consistent with the purposes of the Colorado Act.

     Pursuant to Rule 4.5, persons found unsuitable by the Colorado Commission must be removed from any position as an officer, director or employee of a licensee, or from a holding or intermediary company. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends or distributions to persons found unsuitable by the Colorado Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interest. The Colorado Commission may determine that anyone with a material relationship to, or material involvement with, a licensee or an affiliated company must apply for a finding of suitability or must apply for a key employee license.

     The Colorado Regulations require that every officer, director and stockholder of private corporations or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee, shall be a person of good moral character and submit to a full background investigation conducted by the Division of Gaming and the Colorado Commission. The Colorado Commission may require any person having an interest in a license to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant.

     The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by State and local authorities. Alcoholic beverage licenses are revocable and nontransferable. State and local licensing authorities have full power to limit, condition, suspend for as long as six months or revoke any such licenses.

     There are various classes of retail liquor licenses which may be issued under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval. The Colorado Department of Revenue’s Liquor Enforcement Division must also approve the application. ACBHI has been approved for a liquor restaurant license by both the local Black Hawk licensing authority and the State Division of Liquor Enforcement for Mountain High Casino.

     Nevada

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

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 19% of a Registered Corporation’s voting securities and maintain its waiver for a limited period of time. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

     Ameristar may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On March 20, 2003, the Nevada Commission granted us approval to make public offerings for a period of two years, subject to specified conditions (the “Shelf Approval”). We expect that the Nevada Commission will renew the Shelf Approval for an additional two-year period at its meeting to be held on March 24, 2005. The Shelf Approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering (“Affiliate”). The Shelf Approval also includes approval for CPI to guarantee any security issued by, and to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by, us or an Affiliate in a public offering. The Shelf Approval also includes approval to place restrictions upon the transfer of, and enter into agreements not to encumber the equity securities of, CPI. The Shelf Approval, however, may be rescinded for good cause, without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

     Ameristar has adopted and maintains a Gaming Compliance Program (“Program”) that has been approved by the Chairman of the Nevada Board. The Program is designed to assist our efforts to maintain compliance with the gaming laws of the various jurisdictions under which we conduct our gaming operations. Under the Program, a Compliance Committee, assisted by a Compliance Officer, conducts reviews of specified types of proposed business and employment transactions and relationships and other matters related to regulatory requirements, and advises the Board of Directors and management accordingly. The Compliance Committee’s activities are designed primarily to help assure the suitability of business associations of the Company and its affiliates.

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

     Other Jurisdictions

     We expect to be subject to rigorous regulatory standards, which may or may not be similar to the foregoing standards, in each jurisdiction in which we may seek to conduct gaming operations. There can be no assurance that statutes or regulations adopted or fees and taxes imposed by other jurisdictions will permit us to operate profitably.

     Federal Regulation of Slot Machines

     We are required to make annual filings with the U.S. Department of Justice in connection with the sale, distribution or operation of slot machines. All requisite filings for the current year have been made.

     Other Regulations

     Although it is no longer required to cruise, our Council Bluffs vessel must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Inspection. These requirements set limits on the operation of the vessel and require that it be operated by a minimum complement of licensed personnel. Loss of the vessel’s Certificate of Inspection would preclude its use as a riverboat. Every five years, United States flagged passenger vessels operating exclusively in fresh water must conduct a thorough dry-dock inspection of underwater machinery, valves and hull. The Ameristar Council Bluffs riverboat was scheduled for its dry-dock inspection in October 2005, but we have been accepted into a U.S. Coast Guard program that will extend the dry-dock requirement until April 2008 by agreeing to undergo a thorough underwater inspection in October 2005 instead. Less stringent rules apply to permanently moored vessels like that at Ameristar Kansas City, Ameristar St. Charles and Ameristar Vicksburg. We currently intend to convert the Ameristar Council Bluffs riverboat to a permanently moored vessel.

     In order to comply with the federal Merchant Marine Act of 1936, as amended, and the federal Shipping Act of 1916, as amended, and applicable regulations thereunder, Ameristar’s Bylaws contain provisions designed to prevent persons who are not citizens of the United States from holding, in the aggregate, more than 24.9% of Ameristar’s outstanding Common Stock.

Web Access to Periodic Reports

     Our Internet website address is www.ameristar.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission .

Item 2. Properties

     Ameristar St. Charles. Ameristar St. Charles is located on approximately 52 acres that we own along the west bank of the Missouri River immediately north of Interstate 70. Access to the property may be obtained via the Fifth Street exit on Interstate 70. Ameristar St. Charles owns various other real property in the region, including undeveloped land held for possible future wetlands remediation.

     Ameristar Kansas City. Ameristar Kansas City is located on approximately 183 acres of property that we own. The site is east of and adjacent to Interstate 435 along the north bank of the Missouri River. The site, which is approximately seven miles east of downtown Kansas City, Missouri, may be accessed via the Missouri Highway 210 exit on Interstate 435.

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

     Ameristar Vicksburg. Ameristar Vicksburg is located on a site of approximately 25 acres that we own in Vicksburg along Washington Street near Interstate 20. We own or lease various other properties in the vicinity that are not part of our facility, including a service station and convenience store adjacent to our hotel that we operate.

     Mountain High Casino. Mountain High Casino is located on a site of approximately 5.7 acres that we own on the north side of Colorado Highway 119 in Black Hawk, Colorado. We own approximately 100 acres of largely hillside land across Richman Street from the casino site, a portion of which is currently used for overflow parking.

     The Jackpot Properties. We own approximately 116 acres in or around Jackpot, Nevada, including the 35-acre site of Cactus Petes and the 25-acre site of The Horseshu. The Cactus Petes and Horseshu sites are across from each other on U.S. Highway 93. We also own 306 housing units in Jackpot that support the primary operations of the Jackpot properties.

     Other. We lease office space in various locations outside of our operating properties, including our corporate offices in Las Vegas, Nevada. We own or lease other real property in various locations in the United States that is used in connection with our business.

     Substantially all of our real property collateralizes our obligations under our senior credit facilities.

Item 3. Legal Proceedings

     From time to time, we are a party to litigation, most of which arises in the ordinary course of business. We are not currently a party to any litigation that management believes would be likely to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Ameristar’s Common Stock is traded on the Nasdaq National Market under the symbol “ASCA.” The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of the Common Stock, as reported by Nasdaq:

	High	Low
2004
First Quarter	$34.54	$24.03
Second Quarter	37.82	31.04
Third Quarter	34.10	23.87
Fourth Quarter	43.60	28.89

2003
First Quarter	$15.07	$7.78
Second Quarter	21.60	10.76
Third Quarter	26.95	19.45
Fourth Quarter	26.32	19.96

     As of March 1, 2005, there were approximately 147 holders of record of Ameristar’s Common Stock.

     We did not pay dividends on our Common Stock prior to 2004. In 2004, we paid four quarterly cash dividends of $0.125 per share on our Common Stock, for an annual total of $0.50 per share. On February 8, 2005, our Board of Directors increased the amount of the quarterly cash dividend to $0.15625 per share, commencing with the dividend paid in the first quarter of 2005.

     On December 21, 2004, we issued 58,943 shares of our Common Stock to the nine holders of the Series A and Series B Preferred Stock (the “Holders”) of Windsor Woodmont Black Hawk Resort Corp. (“Windsor Woodmont”) as partial consideration for the acquisition of the assets of Windsor Woodmont pursuant to a plan of reorganization under the Bankruptcy Code. The shares were issued in exchange for the Holders’ interests in Windsor Woodmont and were valued at $42.41 per share based on the average of the closing sale prices of the Common Stock for each of the 10 consecutive trading days ended December 20, 2004. No underwriter was involved in the transaction. The issuance was exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 1145(a)(1) of the Bankruptcy Code.

     Our senior credit facilities and senior subordinated notes obligate us to comply with certain covenants that place limitations on the payment of dividends. We are limited to paying an aggregate of $25.0 million for dividends and share repurchases under the senior credit facilities. Through December 31, 2004, we had paid $13.6 million for these purposes, consisting entirely of dividend payments. We anticipate seeking an amendment to the senior credit facilities in 2005 to permit us to continue to pay dividends in excess of $25.0 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and

Capital Resources” and “Note 5 – Long-term debt” of Notes to Consolidated Financial Statements.

     Item 6. Selected Financial Data

     The following data have been derived from our audited consolidated financial statements and should be read in conjunction with those statements, certain of which are included in this Report.

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA

	For the years ended December 31,
	2004	2003	2002	2001	2000
Statement of operations data (1):		(Amounts in Thousands, Except Per Share Data)
REVENUES:
Casino	$856,901	$760,376	$678,642	$568,259	$286,438
Food and beverage	114,010	103,176	80,783	66,994	53,653
Rooms	26,082	25,136	22,824	22,802	18,121
Other	23,166	21,557	19,387	18,074	12,018

	1,020,159	910,245	801,636	676,129	370,230
Less: Promotional allowances	165,461	128,278	103,673	73,304	47,308

Net revenues	854,698	781,967	697,963	602,825	322,922

OPERATING EXPENSES:
Casino	379,909	349,845	297,476	252,906	115,864
Food and beverage	63,758	59,747	53,963	46,169	35,135
Rooms	6,565	6,343	6,826	7,921	6,944
Other	13,687	12,522	13,962	11,813	12,257
Selling, general and administrative	157,907	149,292	150,228	129,060	90,416
Depreciation and amortization	73,236	63,599	48,711	40,101	27,784
Impairment loss on assets held for sale	174	687	5,213	—	57,153
Preopening costs	—	—	6,401	—	—

Total operating expenses	695,236	642,035	582,780	487,970	345,553

INCOME (LOSS) FROM OPERATIONS	159,462	139,932	115,183	114,855	(22,631)

OTHER INCOME (EXPENSE):
Interest income	245	330	174	522	161
Interest expense, net	(57,003)	(64,261)	(51,206)	(64,931)	(28,316)
Loss on early retirement of debt	(923)	(701)	—	—	(6,560)
Other	(904)	288	(272)	(776)	(942)

Income (loss) before income tax provision (benefit) and cumulative effect of change in accounting principle	100,877	75,588	63,879	49,670	(58,288)
Income tax provision (benefit)	38,898	27,968	23,345	16,381	(17,981)

Income (loss) before cumulative effect of change in accounting principle	61,979	47,620	40,534	33,289	(40,307)

Cumulative effect of change in accounting principle – adoption of SFAS No. 133, net of income tax benefit of $73	—	—	—	(135)	—

NET INCOME (LOSS)	$61,979	$47,620	$40,534	$33,154	$(40,307)

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA
(continued)

	For the years ended December 31,
STATEMENT OF OPERATIONS DATA	2004	2003	2002	2001	2000
(CONTINUED):	(Amounts in Thousands, Except Per Share Data)
EARNINGS PER SHARE (2):
Income (loss) before cumulative effect of change in accounting principle
Basic	$2.29	$1.80	$1.55	$1.59	$(1.98)

Diluted	$2.23	$1.76	$1.50	$1.52	$(1.98)

Cumulative effect of change in accounting principle
Basic	$—	$—	$—	$—	$—

Diluted	$—	$—	$—	$(0.01)	$—

Net income (loss)
Basic	$2.29	$1.80	$1.55	$1.59	$(1.98)

Diluted	$2.23	$1.76	$1.50	$1.51	$(1.98)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	27,057	26,423	26,107	20,906	20,401

Diluted	27,826	27,120	26,992	21,908	20,401

	December 31,
	(Amounts in Thousands)
BALANCE SHEET AND OTHER DATA:	2004	2003	2002	2001	2000
Cash and cash equivalents	$86,523	$78,220	$90,573	$41,098	$36,245
Total assets	1,315,469	1,155,250	1,173,492	892,592	890,921
Total long-term debt and capitalized lease obligations, net of current maturities	761,799	713,044	760,665	624,255	780,475
Stockholders’ equity (3)	321,300	255,843	202,196	157,336	28,044
Capital expenditures	89,633	69,219	255,530	114,114	33,357

(1)	Expansion of the casinos at Ameristar Council Bluffs and Ameristar Vicksburg opened in November 1999 and December 1999, respectively. The Ameristar Kansas City and Ameristar St. Charles properties were acquired on December 20, 2000. The Reserve Hotel Casino was sold on January 29, 2001 pursuant to an agreement entered into in October 2000. The new Ameristar St. Charles facility opened on August 6, 2002. The Mountain High Casino was acquired on December 21, 2004.

(2)	Weighted average basic and diluted shares outstanding are equal for 2000 as stock options were anti-dilutive in 2000.

(3)	Dividends of $13.6 million were paid in 2004. The annual dividend per share was $0.50 in 2004. No dividends were paid in 2000 through 2003. In 2004, we issued $2.5 million of Common Stock in connection with the Mountain High Casino acquisition.

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the fiscal quarters ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	Total
	(Amounts in Thousands, Except Per Share Data)
Net revenues (1)	$214,363	$210,005	$215,651	$214,680	$854,698
Income from operations	42,134	39,102	40,310	37,916	159,462
Income before income tax provision	26,506	25,028	26,421	22,922	100,877
Net income	15,901	15,019	16,601	14,458	61,979

Basic earnings per share	$0.59	$0.56	$0.61	$0.53	$2.29
Diluted earnings per share (2)	$0.58	$0.54	$0.60	$0.52	$2.23

	For the fiscal quarters ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	Total
	(Amounts in Thousands, Except Per Share Data)
Net revenues	$188,520	$194,826	$201,528	$197,093	$781,967
Income from operations	35,031	39,347	34,196	31,358	139,932
Income before income tax provision	18,431	22,963	18,863	15,331	75,588
Net income	11,720	14,467	11,884	9,549	47,620

Basic earnings per share (2)	$0.45	$0.55	$0.45	$0.36	$1.80
Diluted earnings per share (2)	$0.44	$0.54	$0.44	$0.35	$1.76

(1)	The sum of the amounts for the four quarters does not equal the total for the year due to rounding.

(2)	Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per-share amounts for the four quarters may not equal the total earnings per share amounts for the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in this Report. The information in this section and in this Report generally includes forward-looking statements. See “Item 1. Business — Risk Factors.”

Overview

     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with seven properties in operation in Missouri, Iowa, Mississippi, Colorado and Nevada. Our portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Mountain High Casino (serving the Denver, Colorado metropolitan area); and Cactus Petes and the Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest). We acquired Mountain High Casino on December 21, 2004.

     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts that patrons spend per visit. Management uses various metrics to evaluate these factors. Key metrics include: “market share,” representing our share of gross gaming revenues in each of our markets other than Jackpot and our share of gaming devices in the Jackpot market (Nevada does not publish separate gaming revenue statistics for this market); “admissions,” representing the number of patrons admitted to our riverboat casinos; and “win per admission,” representing the amount of gaming revenues we generate per “admission.”

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

     During 2004 and 2003, the most significant factors and trends contributing to our operating performance were:

•	Implementation of coinless slot technology. We have continued our accelerated implementation of coinless slot technology across all properties. As of December 31, 2004, nearly 100% of the slot machines at our Ameristar-branded properties were coinless.

•	Impact of branding and marketing programs. We continued to strengthen the Ameristar brand through targeted marketing at all of our properties, as evidenced by a 20.7% increase in rated play in 2004 as compared to the prior year.

•	Expanded development activities. Expanded development activities contributed to our increased corporate expense. In 2004, development-related costs were $4.3 million, an increase of $2.3 million compared to 2003. We expect this trend to continue through 2005 as we seek growth through development opportunities in the United Kingdom, Pennsylvania and elsewhere, and through acquisition opportunities.

•	Mountain High Casino acquisition. As part of our efforts to grow the Company, we acquired Mountain High Casino in Black Hawk, Colorado on December 21, 2004. Mountain High contributed $2.0 million to net revenues and $0.9 million to operating income during the period from the acquisition date to year-end. The acquisition had a favorable impact of $0.02 on diluted earnings per share for the year ended December 31, 2004. In 2005, we plan to rebrand the property as Ameristar Black Hawk.

•	Debt management. During 2004, we repaid approximately $68.6 million of long-term debt, including $65.0 million in prepayments on our senior credit facilities. In February 2004, we amended our senior credit facilities, which effectively reduced our interest rate margin by 0.5% at the time of the amendment. In December 2004, we borrowed $115.0 million to fund the Mountain High Casino acquisition. Net interest expense for 2004 decreased $7.3 million, or 11.3%, compared to the prior year. We improved our total debt leverage ratio (as defined in our credit agreement) from 3.49:1 at December 31, 2003 to 3.29:1 at December 31, 2004.

•	Renovations and enhancements at Ameristar Kansas City. In September 2003, we completed a substantial renovation and enhancement project at Ameristar Kansas City, including a comprehensive renovation of the casino, the widespread implementation of ticket-in, ticket-out slot machines, a 330-seat Amerisports Brew Pub with state-of-the-art video and audio technology and six other new dining and entertainment venues. We are seeing the positive effects of this project, as evidenced by increases in both admissions and market share.

•	Renovations and enhancements at Ameristar Vicksburg. In December 2003, we completed a total renovation of the buffet and kitchen at Ameristar Vicksburg, rebranding the venue as the Heritage Buffet. During the first quarter of 2004, we added meeting room facilities and enhanced certain common areas of the casino vessel. We believe the improvements contributed to Ameristar Vicksburg’s 13.0% increase in net revenues over 2003 and the property’s improvement in market share from 40.7% in 2003 to 45.4% in 2004.

Results of Operations

Selected Financial Measures by Property

     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:

	Years ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Consolidated Cash Flow Information:
Net cash provided by operating activities	$176,504	$151,162	$126,618
Net cash used in investing activities	(208,658)	(83,379)	(241,454)
Net cash provided by (used in) financing activities	40,457	(80,136)	164,311

Net Revenues:
Ameristar St. Charles	$278,887	$256,594	$190,526
Ameristar Kansas City	234,432	214,819	211,728
Ameristar Council Bluffs	171,755	156,673	145,357
Ameristar Vicksburg	107,440	95,048	90,960
Jackpot Properties	60,160	58,833	59,392
Mountain High Casino (1)	2,024	—	—

Consolidated net revenues	$854,698	$781,967	$697,963

Operating Income (Loss):
Ameristar St. Charles (2)	$67,125	$61,257	$30,386
Ameristar Kansas City (2)	44,803	40,351	41,451
Ameristar Council Bluffs	50,656	45,552	38,560
Ameristar Vicksburg	27,592	21,215	23,261
Jackpot Properties	8,962	8,022	9,834
Mountain High Casino (1)	851	—	—
Corporate and other (2)	(40,527)	(36,465)	(28,309)

Consolidated operating income	$159,462	$139,932	$115,183

Operating Income Margins:
Ameristar St. Charles (2)	24.1%	23.9%	15.9%
Ameristar Kansas City (2)	19.1%	18.8%	19.6%
Ameristar Council Bluffs	29.5%	29.1%	26.5%
Ameristar Vicksburg	25.7%	22.3%	25.6%
Jackpot Properties	14.9%	13.6%	16.6%
Mountain High Casino (1)	42.0%	—	—
Consolidated operating income margin	18.7%	17.9%	16.5%

(1)	We acquired Mountain High Casino on December 21, 2004, and operating results are included only since the acquisition date.

(2)	Operating income for Ameristar St. Charles in 2002 includes preopening expense of $5.8 million related to the new facility that opened in August 2002 and an impairment loss of $4.4 million on assets held for sale. Corporate and other operating loss in 2002 includes $0.6 million of preopening expense associated with the new St. Charles facility. Operating income for Ameristar Kansas City in 2003 includes costs of $1.3 million to market, advertise and promote the “All New Ameristar Kansas City.” Operating income at the Missouri properties for 2003 includes a combined benefit of $1.2 million for sales and use tax refunds. Corporate and other operating loss for 2003 includes expenses of $0.9 million related to the unsuccessful pursuit of a corporate acquisition.

     The following table presents detail of our net revenues:

	Years ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Casino Revenues, Net:
Slots	$747,247	$655,592	$583,766
Table games	109,654	104,784	94,876

Casino revenues, net	856,901	760,376	678,642

Non-Casino Revenues, Net
Food and beverage	114,010	103,176	80,783
Rooms	26,082	25,136	22,824
Other	23,166	21,557	19,387

Non-casino revenues	163,258	149,869	122,994

	1,020,159	910,245	801,636
Less: Promotional Allowances	(165,461)	(128,278)	(103,673)

Total Net Revenues	$854,698	$781,967	$697,963

     Year Ended December 31, 2004 Versus Year Ended December 31, 2003

     Net Revenues

     Consolidated net revenues for the year ended December 31, 2004 increased 9.3% over the prior year. All our properties improved their net revenues and market share in 2004 when compared to 2003. Led by a $91.7 million (14.0%) increase in slot revenues, consolidated casino revenues for 2004 increased $96.5 million, or 12.7%, from the prior year. We believe that the growth in slot revenues has been driven by our continued implementation of coinless slot technology at our Ameristar-branded properties, which are now nearly 100% coinless. In addition, we believe our continued leadership in the introduction of new-generation, lower-denomination slot machines at our Ameristar-branded properties has contributed to the improvement in slot revenues, due to the popularity of this segment of the slot market. We further believe casino revenues increased in part as a result of our continued successful implementation of our targeted marketing programs, which is evidenced by the 20.7% increase in rated play at our Ameristar-branded properties when compared to 2003. In 2004, we believe our slot product and targeted marketing efforts were the principal reasons we achieved market share leadership for the second consecutive year in all markets where we operated for a full year.

     Net revenues at Ameristar St. Charles for 2004 increased $22.3 million, or 8.7%, over the prior year. During 2004, we continued to experience revenue growth in St. Charles as a result of the expanded facility completed in August 2002, the implementation of our targeted marketing programs and the 9.3% growth year-over-year of the overall St. Louis market. In 2004, we increased our market share to 32.0% from 31.3% in 2003. Casino revenues increased $31.9 million year-over-year, led by improvements in slot revenues of $31.7 million, or 13.7%. Promotional allowances, which are reported as a reduction of revenues, increased $13.8 million, or 32.6%, in 2004 compared to 2003, in substantial part due to increased competition and our targeted marketing efforts mentioned above.

     Net revenues at Ameristar Kansas City improved by $19.6 million, or 9.1%, year-over-year. Casino revenues increased by $26.9 million due to our slot product enhancements and the benefit of a full year of operations since the introduction of the “All New Ameristar Kansas City” in September 2003. Additionally, the 2003 operating results were negatively impacted by construction disruption from the renovation and enhancement projects during the first three quarters of the prior year. We earned the highest market share in Kansas City, with a 35.1% share of the market in 2004 compared to 34.4% in 2003. Our results also benefited from the 10.2% growth over the prior year of the overall Kansas City market. Promotional allowances increased $10.5 million, or 27.4%, in 2004 as a result of the continued expansion of our patron base and increased competition in the market.

     At Ameristar Council Bluffs, our net revenues and market share continued to improve over the previous year. Net revenues in 2004 increased $15.1 million, or 9.6%, driven by an increase in casino revenues of $19.0 million, or 12.6%. Slot revenues improved by $18.0 million (13.8%) when compared to the prior year due to the improvements in slot product and the related technology mentioned above. Our market share increased from 39.2% in 2003 to 40.9% in 2004. In 2004, the total Council Bluffs market grew by 7.7%. Promotional allowances increased $6.4 million, or 30.6%, over 2003 in our effort to maintain our competitive advantage in the expanding market.

     At Ameristar Vicksburg, our net revenues increased $12.4 million, or 13.0%, year-over-year, in a market that grew 2.5% in 2004. Slot revenues improved $12.8 million (15.5%) when compared to the year ended December 31, 2003. Our promotional allowances increased $5.1 million, or 29.1%, in the current year due to the factors previously indicated. We improved our market share to 45.4% in 2004, which represents an increase of 4.7 percentage points over 2003.

     Our Jackpot properties’ 2004 net revenues improved by $1.3 million over the previous year. The 2.3% increase in net revenues is partially attributable to relatively milder weather conditions in 2004.

     Operating Income

     In 2004, consolidated operating income increased $19.5 million, or 14.0%, from 2003, and consolidated operating income margin improved 0.8 percentage point over 2003. The growth in operating income and operating income margin at our properties was principally the result of continued effective management of controllable costs and the operational leverage achieved from the increase in revenues noted above.

     Ameristar St. Charles increased income from operations in 2004 by $5.9 million, or 9.6%, while the change in the operating income margin was nominal. The margin was impacted by a more competitive market environment that has resulted in increased marketing and promotional costs. Additionally, the property experienced increases in employee compensation and related benefits of $3.7 million and depreciation expense of $1.0 million during 2004. The increase in depreciation expense was partially offset by savings on equipment rentals of $0.7 million.

     Operating income at Ameristar Kansas City improved $4.5 million from 2003, representing an increase of 11.0%. In 2004, operating income margin improved slightly by 0.3 percentage point over the previous year. The improvements in operating income and the related margin are partially attributable to the $1.3 million of costs incurred in 2003 in connection with the “All New Ameristar Kansas City” enhancement and renovation projects. Depreciation expense increased by $4.8 million over 2003 as a result of the newly constructed assets being in service for a full year and significant purchases of coinless slot technology. The operating results for the year ended December 31, 2003 reflected a non-recurring benefit of $1.1 million for sales and use tax refunds.

     For the year ended December 31, 2004, Ameristar Council Bluffs reported an increase in operating income of $5.1 million, 11.2% higher than in 2003. Operating income margin also improved by 0.4 percentage point in 2004 as a result of management’s effective implementation of cost-containment initiatives during a period of revenue growth. The improvements in operating income and operating income margin occurred despite a 2.0% increase in the Iowa tax rate on gaming revenues of riverboat casinos, which became effective July 1, 2004. The improvement in the operating income margin was partially offset by higher depreciation expense of $1.4 million, due to an increase in our depreciable asset base resulting primarily from purchases of coinless slot technology during 2003.

     Ameristar Vicksburg’s operating income increased $6.4 million, or 30.1%, in 2004. The operating margin improved 3.4 percentage points year-over-year. The improvements in the 2004 operating income and margin were partially due to a combined savings of $0.9 million in equipment rental expense and legal fees as compared to 2003. Additionally, the property was negatively impacted by $0.7 million of additional impairment losses on assets held for sale during 2003.

     Operating income at our Jackpot properties improved by $0.9 million, or 11.7%, in 2004 and operating income margin increased 1.3 percentage points compared to 2003. The operating results were favorably impacted by cost-containment initiatives that were successfully implemented relating to employee compensation and entertainment fees.

     Corporate expense increased $4.1 million, or 11.1%, in 2004 as a result of the continued growth of the Company and increased development activities.

     Interest Expense

     Consolidated interest expense, net of amounts capitalized, was $57.0 million in 2004 compared $64.3 million in 2003. Total interest cost in 2004 was $58.7 million, a decrease of $7.2 million from $65.9 million in 2003. The decrease reflects: (1) a lower weighted average debt balance due to mandatory and accelerated principal reductions in 2004; (2) a lower average interest rate on our senior credit facilities year-over-year due to a further decline in the LIBOR rate; (3) a reduction in interest cost as a result of the termination of our interest rate swap agreement on March 31, 2004; and (4) a decrease in interest cost as a result of the expiration of our interest rate collar in June 2003. Capitalized interest increased slightly, from $1.6 million in 2003 to $1.7 million in 2004. Capitalized interest in 2004 primarily related to renovation and construction projects at our Council Bluffs and Vicksburg properties. In 2003, capitalized interest related primarily to the significant enhancements and renovations at Ameristar Kansas City.

     Income Tax Expense

     Our effective income tax rate was 38.6% in 2004 and 37.0% in 2003. The federal income tax statutory rate was 35.0% in both years. The differences from the statutory rate are due to state income taxes and the effect of certain expenses we incurred which are not deductible for federal income tax purposes.

     Net Income

     Net income increased to $62.0 million for the year ended December 31, 2004 compared to $47.6 million in 2003 and diluted earnings per share increased to $2.23 in 2004 from $1.76 in 2003. Our net income and diluted earnings per share in 2004 increased primarily as a result of revenue growth and a decline in interest expense year-over-year. The improvement in net income was partially offset by increases in depreciation expense and the effective income tax rate. Diluted earnings per share were negatively impacted by a 2.6% increase in the number of weighted average diluted shares outstanding in 2004 versus 2003.

     Year Ended December 31, 2003 Versus Year Ended December 31, 2002

     Net Revenues

     Consolidated net revenues for the year ended December 31, 2003 were $782.0 million compared to $698.0 million for 2002, an increase of 12.0%, led by significant improvements at Ameristar St. Charles and Ameristar Council Bluffs. Additionally, in 2003 we achieved the highest market share in each of the markets in which we operated.

     Net revenues at Ameristar St. Charles for 2003 were $256.6 million, up $66.1 million, or 34.7%, over the prior year. We continued to experience revenue growth in St. Charles as a result of the expanded facility completed in August 2002, the implementation of our targeted marketing programs and growth in the overall St. Louis market. In 2003, we increased our market share to 31.3% from 24.4% in 2002. Casino revenues increased $68.1 million year-over-year, led by improvements in slot revenues of $59.6 million, or 34.8%. We experienced similar positive trends in food and beverage revenues, which increased $13.6 million, or 72.7%, in 2003 as a result of the additional restaurant capacity in the new facility. Promotional allowances, which are reported as a reduction of revenues, increased $17.0 million, or 67.4% in 2003 compared to 2002, in substantial part due to a larger patron base generated by the expanded facility.

     Net revenues at Ameristar Kansas City improved by $3.1 million, or 1.5%, year-over-year. Casino revenues increased modestly by $4.4 million, and were negatively impacted by construction disruption for the first three quarters of 2003. In September 2003, we completed the significant renovation and enhancement projects and introduced the “All New Ameristar Kansas City.” We experienced positive trends in net revenues following the introduction of the new facility and continued to earn the highest market share in Kansas City, with a 34.4% share of the market in 2003 compared to 34.2% in 2002. The construction disruption had less of an impact on our 2003 food and beverage revenues since most of the dining outlets were renovated early in the year. As a result, food and beverage revenues improved by $4.9 million, or 19.3%, from 2002. Promotional allowances increased $6.8 million, or 21.6%, in 2003 as a result of growth in our patron base and increased competition in the market. We continued to face increased competition from a competitor that recently completed a major expansion of its facility and from increased promotional spending by other operators.

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

     Ameristar St. Charles generated $61.3 million of income from operations during 2003, representing an increase of $30.9 million, or 101.6%, from 2002. Operating income in 2002 includes $5.8 million of preopening expenses related to the new St. Charles facility that opened in August 2002 and $4.4 million of impairment loss associated with assets held for sale that were not utilized in the new facility. Excluding these charges, operating income increased $20.7 million, or 68.1%, year-over-year. Operating income margin improved to 23.9%, from 15.9% in 2002. Our operating income margin improved steadily as a result of labor management and other cost-containment strategies that we implemented following the opening of the new facility.

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

Liquidity and Capital Resources

Cash flows from operating activities

     Cash flows provided by operating activities were $176.5 million, $151.2 million, and $126.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase from 2003 to 2004 was chiefly the result of the improvements in operating income at all our properties during 2004 and an increase in deferred income taxes of $28.7 million. The increase was partially offset by an income tax refund of $10.7 million received during 2003. The increase from 2002 to 2003 was mainly the result of the contribution of operating income from the new Ameristar St. Charles facility as well as improvements in operating income at Ameristar Council Bluffs.

Cash flows from investing activities

     Cash flows used in investing activities were $208.7 million, $83.4 million and $241.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, we paid $114.2 million, net of $3.6 million of acquired cash, issued $2.5 million of Common Stock and assumed $2.3 million of long-term debt in connection with the acquisition of Mountain High Casino. Additionally, we incurred $89.6 million, $69.2 million and $255.5 million in capital expenditures (including capitalized interest) in 2004, 2003 and 2002, respectively. See “Liquidity” for further discussion of capital expenditures.

Cash flows from financing activities

     Cash flows provided by financing activities were $40.5 million and $164.3 million for the years ended December 31, 2004 and 2002, respectively. Cash flows used in financing activities were $80.1 million for the year ended December 31, 2003. Cash flows provided by or used in financing activities were significantly impacted by the following transactions in 2004, 2003 and 2002:

•	On December 21, 2004, we borrowed $115.0 million under our senior credit facilities in order to fund the acquisition of Mountain High Casino.

•	In 2004, our Board of Directors declared quarterly cash dividends of $0.125 per common share. The four dividend payments in 2004 totaled $13.6 million.

•	In 2004, we made principal payments of $68.6 million on our long-term debt, including $65.0 million in prepayments on our senior credit facilities.

•	During 2004, we received $7.7 million in proceeds from employee stock option exercises.

•	In 2003, we made principal payments of $82.2 million on our long-term debt, including $35.0 million in prepayments on our senior credit facilities, an $11.4 million prepayment on the St. Charles equipment financing and $3.4 million in prepayments on other leases and notes.

•	In December 2002, we borrowed an additional $100 million under the incremental term loan commitment provisions of our senior credit facilities and repaid all $67.7 million of the outstanding debt under the $75 million revolving credit facility.

•	In October 2002, we borrowed $14.0 million from a commercial bank to finance equipment purchases for the new St. Charles facility.

•	Between January and September 2002, we borrowed $124.7 million under our senior credit facilities to fund various construction projects.

     As a result of the 2004 transactions described above, our total long-term debt outstanding (including current maturities) increased from $716.9 million at December 31, 2003 to $766.3 million at December 31, 2004.

Capital expenditures

     Capital expenditures made in 2004 totaled $89.6 million (of which $1.7 million was capitalized interest) and included: (1) $36.9 million for slot equipment and related technology; (2) $35.2 million for long-lived assets relating to various capital maintenance at all our properties; (3) $10.9 million related to the Council Bluffs and Kansas City hotel room renovations; and (4) $6.6 for information technology projects.

     Capital expenditures in 2003 totaled $69.2 million (of which $1.6 million was capitalized interest) and included: (1) $24.8 million on the “All New Ameristar Kansas City” project, which included a completely renovated casino floor and the introduction of several new food and entertainment venues; (2) $20.4 million related to the continued implementation of coinless slot technology; (3) $6.6 million related to the total renovation of the buffet and kitchen at Ameristar Vicksburg; and (4) $17.4 million for long-lived assets relating to general capital maintenance at all of our properties.

     We incurred $255.5 million in capital expenditures in 2002, which consisted of the following: (1) $158.9 million on the new casino and entertainment facility at Ameristar St. Charles completed in August 2002; (2) $15.3 million on the 2,650-space parking garage at Ameristar Kansas City placed in service in July 2002; (3) approximately $14.8 million on the “All New Ameristar Kansas City” project; (4) capitalized interest of $17.9 million primarily related to the above projects; and (5) $48.6 million for long-lived assets relating to general capital maintenance at all of our properties.

     The senior credit facilities limit our aggregate capital expenditures in each year. For the year ended December 31, 2004, giving effect to an amendment to the credit agreement in December 2004, our maximum permitted capital expenditures were a combination of 9.5% of our consolidated gross revenues ($96.9 million) and 50% of unused permitted capitalized expenditures from 2003 ($14.5 million), totaling $111.4 million. As of December 31, 2004, we were in compliance with the capital expenditure covenant.

Liquidity

     Our principal long-term debt at December 31, 2004 consisted of our secured senior credit facilities and $380.0 million in aggregate principal amount of our 10.75% senior subordinated notes due 2009. At December 31, 2004, the senior credit facilities consisted of a $75 million revolving credit facility with no outstanding debt and term loan B-1 with $381.0 million outstanding. As of December 31, 2004, the amount of the revolving credit facility available for borrowing was $68.9 million, after giving effect to $6.1 million of outstanding letters of credit. The revolving credit facility matures on December 20, 2005.

     In February 2004, we amended the senior credit facilities. The primary elements of the amendment included: (1) the consolidation of the former revolving term loan facility, term loan A and term loan B into new term loan B-1, which matures on December 20, 2006; (2) a 0.5% reduction in the applicable interest rate margin on term loan B-1 compared to the former term loan B; (3) a revised repayment schedule; and (4) the ability to pay cash dividends on our common stock in a total amount of up to $25 million.

     In October 2004, we further amended our senior credit facilities in order to permit the December 21, 2004 borrowing of an additional $115.0 million under term loan B-1 of the senior credit facilities. We used the loan proceeds to fund the acquisition of Mountain High Casino.

     All mandatory principal repayments have been made through December 31, 2004. We expect to fund principal repayments from cash flows from operating activities in 2005. Significant principal repayments will be required on term loan B-1 in 2006.

     We are required to comply with various affirmative and negative financial and other covenants under the senior credit facilities and the indenture governing our senior subordinated notes. These covenants include, among other things, restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as requirements to maintain certain financial ratios and tests. As of December 31, 2004, we were in compliance with all applicable covenants.

     We anticipate that we will amend or replace the senior credit facilities during the second half of 2005. While we believe we will be able to do so on attractive terms, we cannot give assurance of this. Without any change to the senior credit facilities, it is likely that we would violate covenants relating to permitted dividend payments, the maximum senior debt ratio and permitted capital expenditures during the second half of 2005.

     In 2004, we made federal and state tax payments, net of $0.5 million in state tax refunds, of $3.4 million. In January 2003, we received a $10.7 million federal income tax refund related to the 2002 tax year as our actual taxable income for the year was significantly lower than the estimates used to calculate quarterly installments. Additionally, in 2003 we made federal and state tax payments, net of $0.2 million in state tax refunds, of $2.3 million. In 2002, we paid $10.7 million in estimated federal income tax payments through quarterly installments. At December 31, 2004, we had available $74.6 million of federal and $263.3 million of state unused operating loss carryforwards that may be applied against future taxable income, including tax cash payments that we are required to make in 2005.

     We intend to utilize earnings to fund the operation of our business, to service and repay our debt, to fund internal development projects, to invest in future growth opportunities that diversify our revenues and to pay cash dividends on our Common Stock. Our capital expenditures in 2005 are expected to be approximately $260.0 million. We anticipate spending approximately $60.0 million on maintenance capital expenditures (including the acquisition of slot machines and other long-lived assets) and approximately $200.0 million on internal expansion projects. Actual 2005 capital expenditures will depend on the start date of certain projects and the progress of construction through year-end. Our planned internal expansion projects include: (1) the reconfiguration and expansion of the gaming area, additional covered parking, an upgrade of the food and beverage outlets and construction of a 300-room AAA Four Diamond-quality hotel at our newly acquired Mountain High Casino property; (2) the renovation of hotel rooms at our Council Bluffs and Kansas City properties, which began in the fourth quarter of 2004; (3) the expansion of our gaming space at Ameristar Council Bluffs and Ameristar Vicksburg to accommodate increases of 300 and 200 slot machines, respectively, and the addition of a poker room at both properties; and (4) the construction of a 300-room, all-suite hotel, 20,000 square feet of meeting facilities, a new 1,300-seat entertainment pavilion and an additional parking garage at Ameristar St. Charles. We anticipate the benefit associated with these internal growth projects will primarily be realized commencing in 2006 and that we will experience construction disruption from the projects that will negatively impact our financial results in 2005.

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

     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. It is possible that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will not be able to support our operations and liquidity requirements, including all of our currently planned capital expenditures. If our existing sources of cash are insufficient to meet such needs, we will be required to seek additional borrowings or scale back our capital plans. While we believe we will have access to additional funds on attractive terms, we cannot provide assurance of that. Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants. Our ability to borrow funds under our senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of our senior credit facilities, for the preceding four fiscal quarters. As of December 31, 2004, in addition to the $68.9 million available for borrowing under the senior credit facilities, we had $86.5 million of cash and cash equivalents, approximately $48 million of which were required for daily operations.

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

	Payments Due by Period (in Thousands)
Contractual Obligations:	2005	2006-2007	2008-2009	After 2009	Total

Long-term debt instruments (1)	$4,502	$378,064	$380,994	$5,322	$768,882

Operating leases	3,268	5,452	565	700	9,985

Material construction contracts	33,543	—	—	—	33,543

Total	$41,313	$383,516	$381,559	$6,022	$812,410

(1)	Excludes $2.6 million discount on long-term debt and does not include estimated future interest payments.

	Amount of Commitment Expiration Per Period (in Thousands)
Other Commitments:	2005	2006-2007	2008-2009	After 2009	Total

Letters of credit	$6,064	$—	$—	$—	$6,064

     We were not required to make significant cash payments for federal income taxes during the past three years due to the utilization of net operating loss carryforwards. In addition, the alternative minimum tax credit of approximately $2.6 million at December 31, 2004 can be carried forward indefinitely to reduce future federal income tax liabilities. We anticipate making increased cash tax payments in 2005. The Internal Revenue Service is currently conducting an examination of our federal tax returns for 1998 through 2001. The amount of our cash tax payments required in 2005 will be determined in part by the outcome of the IRS examination, which may result in a reduction of the currently available net operating loss carryforwards. We do not expect our cash tax payments in 2005 to exceed $30.0 million.

     Another significant operating use of cash in 2005 is interest payments. Our cash interest payments, excluding capitalized interest, were $54.3 million, $62.2 million and $63.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. We expect our cash interest payments to increase in 2005 as a result of an anticipated larger average outstanding debt balance as compared to 2004, which is further described in “Note 5 – Long-term debt” of Notes to Consolidated Financial Statements.

     We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for minor projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.

     During December 2000, we assumed several agreements with the Missouri 210 Highway Transportation Development District (“Development District”) that had been entered into in order to assist the Development District in the financing of a highway improvement project in the area around the Ameristar Kansas City property. In order to pay for the highway improvement project, the Development District issued revenue bonds totaling $9.0 million in principal amount with scheduled maturities from 2006 through 2011. We have issued an irrevocable standby letter of credit with a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $4.4 million as of December 31, 2004 and may be subsequently reduced as principal and interest mature under the revenue bonds. Additionally, we are obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through December 31, 2004, we had paid $0.7 million in shortfalls and other costs. As required by the agreements, we anticipate that we will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and have recorded a corresponding receivable as of December 31, 2004.

     At December 31, 2004, we had outstanding letters of credit in the amount of $6.1 million, which reduced the amount available to borrow under our senior credit facilities. We do not have any other guarantees, contingent commitments or other material liabilities that are not reflected on our consolidated balance sheets. For more information, see “Note 5 – Long-term debt” of Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Senior management and the Audit Committee of our Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates.

Property and Equipment

     We have significant capital invested in our property and equipment, which represents approximately 80% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Excess of Purchase Price Over Fair Value of Net Assets Acquired

     At December 31, 2004 we had approximately $79.6 million in goodwill and other intangible assets on our consolidated balance sheet resulting from our acquisition of the Missouri properties in December 2000. According to the requirements of SFAS No. 142, which we adopted on January 1, 2002, we completed our annual assessment for impairment and determined that no goodwill impairment existed. The assessment requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates.

Star Awards Program

     Our customer reward program, Star Awards, allows customers to earn certain point-based cash rewards or complimentary goods and services based on the volume of the customers’ gaming activity. Customers can accumulate reward points over time that they may redeem at their discretion under the terms of the program. The reward credit balance is forfeited if a customer does not earn any reward credits over any subsequent 12-month period. As a result of the ability of the customer to bank the reward points, we accrue the expense of reward points, after giving effect to estimated forfeitures, as they are earned. At December 31, 2004 and 2003, $8.2 million and $6.6 million, respectively, were accrued. The value of these point-based cash rewards or complimentary goods and services are netted against revenue as a promotional allowance.

Cash Coupons

     Our former, current and future gaming customers may be awarded, on a discretionary basis, cash coupons based, in part, on their play volume. The coupons are provided on a discretionary basis to induce future play, are redeemable within a short time period (generally seven days) and are redeemable only on a return visit. There is no ability to renew or extend the offer. We recognize a reduction in revenue as a promotional allowance for these coupons when the coupons are redeemed.

Self-Insurance Reserves

     We are self-insured for various levels of general liability, workers’ compensation and employee medical insurance coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2004 and 2003, our estimated liabilities for unpaid and incurred but not reported claims totaled $7.9 million and $7.2 million, respectively. We consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. We believe the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.

Income Taxes

     We are subject to federal income taxes in the United States and state income taxes in several states in which we operate. We account for income taxes according to SFAS No. 109,

“Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

     At December 31, 2004, we had $71.7 million of deferred tax assets and $145.5 million of deferred tax liabilities. We believe that it is more likely than not that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.

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

Recently Issued Accounting Standards

     On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision to SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires the recognition of compensation expense in an amount equal to the fair value of share-based payments, including employee stock options and restricted stock, granted to employees. SFAS No. 123(R) will become effective for us in the quarter ending September 30, 2005.

     SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     We are still assessing the appropriate transition method.

     The adoption of SFAS No. 123(R) will have an impact on our results of operations, but it will not have any impact on our overall financial position. We are currently evaluating the provisions of SFAS No. 123(R) to determine its impact on our future financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of December 31, 2004, we had $381.0 million outstanding under our senior credit facilities, bearing interest at variable rates. Other than the borrowings under the senior credit facilities and $1.0 million in other long-term debt outstanding at December 31, 2004 (collectively, the “Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At December 31, 2004, the average interest rate applicable to the Variable Rate Debt was 4.4%. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at December 31, 2004 would increase our annual interest cost by approximately $3.8 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements or other derivative instruments for additional amounts of principal under the senior credit facilities as market conditions warrant.

     Item 8. Financial Statements and Supplementary Data

     The Reports of the Independent Registered Public Accounting Firm appear at pages F-3 through F-5 hereof, and our Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages F-6 through F-30 hereof.

Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this Annual Report.

     (b) Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

     The information required to be furnished pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and is included in this Annual Report at pages F-1 through F-5.

     (c) Changes in Internal Control over Financial Reporting

     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the our President and Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2004.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission in April 2005 and is incorporated herein by this reference.

Item 11. Executive Compensation

     The information required by this Item will be set forth under the caption “Executive Compensation” in our Proxy Statement and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors – Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item will be set forth under the caption “Certain Transactions” in our Proxy Statement and is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

     The information required by this Item will be set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     The following are filed as part of this Report:

     (a) 1. Financial Statements

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

     (a) 2. Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

     (a) 3. Exhibits

     The following exhibits are filed or incorporated by reference as part of this Report. Certain of the listed exhibits are incorporated by reference to previously filed reports of ACI under the Exchange Act, including Forms 10-K, 10-Q and 8-K. These reports have been filed with the Securities and Exchange Commission under File No. 0-22494.

Exhibit
Number	Description of Exhibit	Method of Filing
2.1(a)	Asset Purchase Agreement dated as of May 28, 2004 between ACI and Windsor Woodmont Black Hawk Resort Corp. (exhibits and schedules omitted)	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed June 2, 2004.

2.1(b)	Amendment to Asset Purchase Agreement dated as of August 3, 2004 between ACI and Windsor Woodmont Black Hawk Resort Corp.	Incorporated by reference to Exhibit 10 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

3(i)(a)	Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by ACI under the Securities Act of 1933, as amended (File No. 33-68936) (the “Form S-1”).

3(i)(b)	Certificate of Amendment to Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3(ii)	Bylaws of ACI	Incorporated by reference to Exhibit 3.2 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 10-K”).

Exhibit
Number	Description of Exhibit	Method of Filing
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 2 to the Form S-1.

4.2(a)	Credit Agreement (the “Credit Agreement”) dated as of December 20, 2000 among ACI, the various Lenders party thereto from time to time, Wells Fargo Bank, N.A., as Co-Arranger and Syndication Agent (“WFB”), Bear Stearns Corporate Lending Inc., as Documentation Agent (“BSCLI”), Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Manager (“DBSI”), and Bankers Trust Company, as Administrative Agent (“BTCo”)	Incorporated by reference to Exhibit 4.2(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”).

4.2(b)	First Amendment to Credit Agreement dated as of January 30, 2001 among ACI, the various Lenders party to the Credit Agreement, WFB, BSCLI, DBSI and BTCo	Incorporated by reference to Exhibit 4.2(b) to the 2000 10-K.

4.2(c)	Second Amendment to Credit Agreement dated as of May 31, 2002 among ACI, the various Lenders party to the Credit Agreement and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent (“DBTCA”)	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on June 19, 2002.

4.2(d)	Third Amendment to Credit Agreement dated as of November 22, 2002 among ACI, the various Lenders party to the Credit Agreement and DBTCA	Incorporated by reference to Exhibit 4.2 to ACI’s Current Report on Form 8-K filed on December 4, 2002 (the “December 2002 8-K”).

4.2(e)	First Incremental Commitment Agreement dated as of December 2, 2002 among ACI, the Incremental Lenders party thereto, the Guarantors party thereto and DBTCA	Incorporated by reference to Exhibit 4.1 to the December 2002 8-K.

4.2(f)	Fourth Amendment to Credit Agreement dated as of December 19, 2003, among ACI, the various Lenders party to the Credit Agreement and DBTCA	Incorporated by reference to Exhibit 4.2(f) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).

Exhibit
Number	Description of Exhibit	Method of Filing
4.2(g)	Fifth Amendment to Credit Agreement dated as of February 27, 2004, among ACI, the various Lenders party to the Credit Agreement and DBTCA	Incorporated by reference to Exhibit 4.2(g) to the 2004 10-K.

4.2(h)	Sixth Amendment to Credit Agreement dated as of October 25, 2004 among ACI, the various lenders party thereto and DBTCA	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K dated October 25, 2004 and filed October 28, 2004.

4.2(i)	Seventh Amendment to Credit Agreement dated as of December 21, 2004 among ACI, the various lenders party thereto and DBTCA	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed December 23, 2004 (the “December 2004 8-K”).

4.2(j)	Second Incremental Commitment Agreement dated as of December 21, 2004 among ACI, the Incremental Lenders party thereto, the Guarantors party thereto and DBTCA	Incorporated by reference to Exhibit 4.2 to the December 2004 8-K.

4.2(k)	Guaranty made by each of ACI’s subsidiaries guaranteeing ACI’s obligations under the Credit Agreement	Incorporated by reference to Exhibit 4.2(c) to the 2000 10-K.

4.3(a)	Indenture dated as of February 2, 2001 among ACI, the Guarantors (as defined therein) and U.S. Bank Trust National Association, as trustee	Incorporated by reference to Exhibit 4.4 to the 2000 10-K.

4.3(b)	First Supplemental Indenture dated as of September 30, 2004 among ACI, ACBHI, Richmond Street Development, Inc., the other Guarantors and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

*10.1(a)	Employment Agreement dated November 15, 1993 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 1994 (the “1994 10-K”).

Exhibit
Number	Description of Exhibit	Method of Filing

*10.1(b)	Amendment No. 1 to Employment Agreement dated as of October 5, 2001 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “September 2001 10-Q”).

*10.1(c)	Amendment No. 2 to Employment Agreement dated as of August 15, 2002 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”).

*10.1(d)	Amended and Restated Executive Employment Agreement dated as of March 11, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.1(c) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).

*10.1(e)	Amendment to Amended and Restated Executive Employment Agreement dated as of August 16, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.3 to the September 2002 10-Q.

*10.1(f)	Executive Employment Agreement dated as of March 13, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.1(d) to the 2001 10-K.

*10.1(g)	Amendment to Executive Employment Agreement dated as of August 16, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the September 2002 10-Q.

*10.1(h)	Executive Employment Agreement dated as of June 5, 2002 between ACI and Angela R. Baker (now known as Angela R. Frost)	Incorporated by reference to Exhibit 10.1(g) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).

*10.2	Ameristar Casinos, Inc. 1993 Non-Employee Director Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

*10.3(a)	Ameristar Casinos, Inc. Management Stock Option Incentive Plan, as amended and restated	Incorporated by reference to Exhibit 10.3 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

Exhibit
Number	Description of Exhibit	Method of Filing
*10.3(b)	Amendment to Ameristar Casinos, Inc. Amended and Restated Management Stock Option Incentive Plan	Incorporated by reference to Exhibit 10.3 to the September 2001 10-Q.

*10.3(c)	Second Amendment to Ameristar Casinos, Inc. Amended and Restated Management Stock Option Incentive Plan	Incorporated by reference to Exhibit 10.3(c) to the 2002 10-K.

*10.4(a)	Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan, effective January 24, 2003	Incorporated by reference to Appendix A to the definitive Proxy Statement filed by ACI under cover of Schedule 14A on April 30, 2003.

*10.4(b)	Form of Stock Option Agreement under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Filed electronically herewith.

*10.5	Ameristar Casinos, Inc. 2002 Non-Employee Directors’ Stock Election Plan	Incorporated by reference to Appendix A to the definitive Proxy Statement filed by ACI under cover of Schedule 14A on April 30, 2002 (the “2002 Proxy Statement”).

*10.6	Ameristar Casinos, Inc. Performance-Based Bonus Plan for Craig H. Neilsen	Incorporated by reference to Appendix B to the 2002 Proxy Statement.

*10.7	Form of Indemnification Agreement between ACI and each of its directors and executive officers	Incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Form S-1.

10.8	Plan of Reorganization, dated November 15, 1993, between ACI and Craig H. Neilsen in his individual capacity and as trustee of the testamentary trust created under the last will and testament of Ray Neilsen dated October 9, 1963	Incorporated by reference to Exhibit 2.1 to the 1994 10-K.

10.9	Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement dated as of November 18, 2004 between Iowa West Racing Association and ACCBI	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing
10.10	Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc.	Incorporated by reference to Exhibits 10.12 and 99.1 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1996.

*10.11	Ameristar Casinos, Inc. Deferred Compensation Plan	Incorporated by reference to Exhibit 10.14 to the 2000 10-K.

*10.12	Master Trust Agreement for Ameristar Casinos, Inc. Deferred Compensation Plan, dated as of April 1, 2001, between ACI and Wilmington Trust Company	Incorporated by reference to Exhibit 10.15 to the 2002 10-K.

14	Ameristar Casinos, Inc. Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Incorporated by reference to Exhibit 14 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of ACI	Filed electronically herewith.

23	Consent of Deloitte & Touche LLP	Filed electronically herewith.

31.1	Certification of Craig H. Neilsen, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

99.1	Agreement to furnish the Securities and Exchange Commission certain instruments defining the rights of holders of certain long-term debt	Incorporated by reference to Exhibit 99.1 to the 2000 10-K.

99.2	Ameristar Casinos, Inc. Code of Conduct for Directors, Officers and Team Members	Incorporated by reference to ACI’s Current Report on Form 8-K filed May 3, 2004.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISTAR CASINOS, INC.

(Registrant)

March 16, 2005	By:	/s/ Craig H. Neilsen by C. Wilson

Craig H. Neilsen
Chairman of the Board, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date
/s/ Craig H. Neilsen by C. Wilson	Craig H. Neilsen, Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 16, 2005

/s/ Thomas M. Steinbauer	Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer (principal financial officer)	March 16, 2005

/s/ Thomas L. Malone	Thomas L. Malone, Vice President of Finance and Chief Accounting Officer (principal accounting officer)	March 16, 2005

/s/ Larry A. Hodges	Larry A. Hodges, Director	March 16, 2005

/s/ Joseph E. Monaly	Joseph E. Monaly, Director	March 16, 2005

/s/ Leslie Nathanson Juris	Leslie Nathanson Juris, Director	March 16, 2005

/s/ J. William Richardson	J. William Richardson, Director	March 16, 2005

/s/ W. Bruce Turner	W. Bruce Turner, Director	March 16, 2005

S-1

     On this 16th day of March, 2005, Craig H. Neilsen directed Connie Wilson, in his presence as well as our own, to sign the foregoing document in two places as “Craig H. Neilsen.” Upon viewing the signatures as signed by Connie Wilson and in our presence, Craig H. Neilsen declared to us that he adopted them as his own signature.

/s/ Janet Catron

Witness

/s/ Shirley Lizotte

Witness

STATE OF NEVADA	)
):ss
COUNTY OF CLARK	)

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

     IN WITNESS WHEREOF, I have hereunto set my hand and official seal this 16th day of March, 2005.

/s/ Margene M. Otten

Notary Public

My Commission Expires: July 23, 2006

Residing at: Las Vegas, NV

S-2

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Ameristar Casinos, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, the Company has excluded the Mountain High Casino acquisition completed on December 21, 2004. The acquisition constituted 10% of total assets as of December 31, 2004 and less than 1% of revenues for the year then ended. Refer to Note 8 of Notes to Consolidated Financial Statements for further discussion of the Mountain High Casino acquisition and its impact on the Company’s consolidated financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, as stated in their report, appearing on pages F-3 and F-4, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Ameristar Casinos, Inc.
Las Vegas, Nevada
March 16, 2005

/s/ Craig H. Neilsen by C. Wilson	/s/Thomas M. Steinbauer
Craig H. Neilsen	Thomas M. Steinbauer
President and Chief Executive Officer	Senior Vice President of Finance, Chief
Financial Officer and Treasurer

On this 16th day of March, 2005, Craig H. Neilsen directed Connie Wilson, in his presence as well as our own, to sign the foregoing document as “Craig H. Neilsen.” Upon viewing this signature as signed by Connie Wilson and in our presence, Craig H. Neilsen declared to us that he adopted it as his own signature.

/s/ Janet Catron
Witness

/s/ Shirley Lizotte
Witness

STATE OF NEVADA	)
):ss
COUNTY OF CLARK	)

I, Margene M. Otten, Notary Public in and for said county and state, do hereby certify that Craig H. Neilsen personally appeared before me and is known or identified to me to be the President and Chief Executive Officer of Ameristar Casinos, Inc., the corporation that executed the within instrument or the person who executed the instrument on behalf of said corporation. Craig H. Neilsen, who being unable due to physical incapacity to sign his name or offer his mark, did direct Connie Wilson in his presence, as well as my own, to sign his name to the foregoing document. Craig H. Neilsen, after viewing his name as signed by Connie Wilson, thereupon adopted the signature as his own by acknowledging to me his intention to so adopt it as if he had personally executed the same both in his individual capacity and on behalf of said corporation, and further acknowledged to me that such corporation executed the same.

IN WITNESS WHEREOF, I have hereunto set my hand and official seal this 16th day of March, 2005.

/s/ Margene M. Otten
Notary Public

My Commission Expires:  July 23, 2006

Residing at:    Las Vegas, NV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ameristar Casinos, Inc.
Las Vegas, Nevada

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ameristar Casinos, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Mountain High Casino, which was acquired on December 21, 2004 and whose financial statements reflect total assets and revenues constituting 10% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Mountain High Casino. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 16, 2005, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ameristar Casinos, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ameristar Casinos, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 16, 2005

AMERISTAR CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$86,523	$78,220
Restricted cash	4,486	2,677
Accounts receivable, net	6,454	5,234
Tax refunds receivable	—	643
Inventories	6,927	6,113
Prepaid expenses	8,764	9,706
Deferred income taxes	52,570	26,239
Assets held for sale	596	235

Total current assets	166,320	129,067

Property and Equipment, at cost:
Buildings and improvements	951,858	853,005
Furniture, fixtures and equipment	308,182	246,615

	1,260,040	1,099,620
Less: accumulated depreciation and amortization	310,679	245,934

	949,361	853,686

Land	70,106	43,173
Construction in progress	24,717	23,904

Total property and equipment, net	1,044,184	920,763

Excess of purchase price over fair market value of net assets acquired	79,612	80,816
Deposits and other assets	25,353	24,604

TOTAL ASSETS	$1,315,469	$1,155,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,904	$16,190
Construction contracts payable	5,063	10,599
Federal income taxes payable	499	—
Accrued liabilities	71,971	66,311
Current maturities of long-term debt	4,502	3,889

Total current liabilities	94,939	96,989

Long-term debt, net of current maturities	761,799	713,044
Deferred income taxes	126,339	81,694
Deferred compensation and other long-term liabilities	11,092	7,680
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized - 30,000,000 shares;
Issued – none	—	—
Common stock, $.01 par value: Authorized - 60,000,000 shares;
Issued and outstanding – 27,441,155 shares at December 31, 2004 and 26,611,214 shares at December 31, 2003	274	266
Additional paid-in capital	166,725	150,382
Accumulated other comprehensive loss	—	(688)
Retained earnings	154,301	105,883

Total stockholders’ equity	321,300	255,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,315,469	$1,155,250

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	Years ended December 31,
	2004	2003	2002
Revenues:
Casino	$856,901	$760,376	$678,642
Food and beverage	114,010	103,176	80,783
Rooms	26,082	25,136	22,824
Other	23,166	21,557	19,387

	1,020,159	910,245	801,636
Less: Promotional allowances	165,461	128,278	103,673

Net revenues	854,698	781,967	697,963

Operating Expenses:
Casino	379,909	349,845	297,476
Food and beverage	63,758	59,747	53,963
Rooms	6,565	6,343	6,826
Other	13,687	12,522	13,962
Selling, general and administrative	157,907	149,292	150,228
Depreciation and amortization	73,236	63,599	48,711
Impairment loss on assets held for sale	174	687	5,213
Preopening expenses	—	—	6,401

Total operating expenses	695,236	642,035	582,780

Income from operations	159,462	139,932	115,183

Other Income (Expense):
Interest income	245	330	174
Interest expense, net	(57,003)	(64,261)	(51,206)
Loss on early retirement of debt	(923)	(701)	—
Other	(904)	288	(272)

Income Before Income Tax Provision	100,877	75,588	63,879
Income tax provision	38,898	27,968	23,345

Net Income	$61,979	$47,620	$40,534

Earnings Per Share:
Basic	$2.29	$1.80	$1.55

Diluted	$2.23	$1.76	$1.50

Weighted Average Shares Outstanding:
Basic	27,057	26,423	26,107

Diluted	27,826	27,120	26,992

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in Thousands)

				Accumulated
	Capital Stock		Additional	Other
	Number		Paid-In	Comprehensive	Retained
	of Shares	Amount	Capital	Loss	Earnings	Total

Balance, December 31, 2001	25,859	$258	$141,302	$(1,953)	$17,729	$157,336
Net income	—	—	—	—	40,534	40,534
Change in fair value of interest rate swap agreement, net of deferred tax of $470	—	—	—	(1,007)	—	(1,007)

Total comprehensive income						39,527
Exercise of stock options	386	4	1,819	—	—	1,823
Tax benefit of stock option exercises	—	—	3,510	—	—	3,510

Balance, December 31, 2002	26,245	262	146,631	(2,960)	58,263	202,196
Net income	—	—	—	—	47,620	47,620
Change in fair value of interest rate swap agreement, net of deferred tax of $1,224	—	—	—	2,272	—	2,272

Total comprehensive income						49,892
Exercise of stock options	366	4	2,130	—	—	2,134
Tax benefit of stock option exercises	—	—	1,621	—	—	1,621

Balance, December 31, 2003	26,611	266	150,382	(688)	105,883	255,843
Net income	—	—	—	—	61,979	61,979
Change in fair value of interest rate swap agreement, net of deferred tax of $297	—	—	—	688	—	688

Total comprehensive income						62,667
Exercise of stock options	771	7	7,661	—	—	7,668
Tax benefit of stock option exercises	—	—	6,183	—	—	6,183
Dividends	—	—	—	—	(13,561)	(13,561)
Common stock issued in connection with Mountain High Casino acquisition	59	1	2,499	—	—	2,500

Balance, December 31, 2004	27,441	$274	$166,725	$—	$154,301	$321,300

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$61,979	$47,620	$40,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,236	63,599	48,711
Amortization of debt issuance costs and debt discounts	4,418	4,978	4,688
Loss on early retirement of debt	923	701	—
Change in value of interest rate collar agreement	—	(1,013)	886
Net change in deferred compensation liability	(681)	374	2,686
Impairment loss on assets held for sale	174	687	5,213
Net loss (gain) on disposition of assets	717	(289)	341
Net change in deferred income taxes	28,688	22,479	19,564
Tax benefit from stock option exercises	6,183	1,621	3,510
Increase in restricted cash	(1,809)	(2,677)	—
Decrease (increase) in accounts receivable, net	471	(282)	(1,299)
Decrease (increase) in tax refunds receivable	643	10,971	(11,614)
(Increase) decrease in inventories	(631)	472	(1,379)
Decrease (increase) in prepaid expenses	942	(293)	(1,992)
Decrease (increase) in assets held for sale	186	100	(335)
(Decrease) increase in accounts payable	(3,286)	(854)	6,713
Increase in federal income taxes payable	499	—	—
Increase in accrued liabilities	3,852	2,968	11,695
Decrease in other long-term liabilities	—	—	(1,304)

Total adjustments	114,525	103,542	86,084

Net cash provided by operating activities	176,504	151,162	126,618

Cash Flows from Investing Activities:
Net cash paid for acquisition of Mountain High Casino	(114,171)	—	—
Capital expenditures	(89,633)	(69,219)	(255,530)
(Decrease) increase in construction contracts payable	(5,536)	(15,911)	10,055
Proceeds from sale of assets	879	836	8,370
(Increase) decrease in deposits and other non-current assets	(197)	915	(4,349)

Net cash used in investing activities	(208,658)	(83,379)	(241,454)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	115,000	—	246,038
Cash dividends paid	(13,561)	—	—
Principal payments of long-term debt	(68,562)	(82,215)	(81,996)
Debt issuance costs and amendment fees	(88)	(55)	(1,554)
Proceeds from stock option exercises	7,668	2,134	1,823

Net cash provided by (used in) financing activities	40,457	(80,136)	164,311

Net Increase (Decrease) in Cash and Cash Equivalents	8,303	(12,353)	49,475
Cash and Cash Equivalents – Beginning of Year	78,220	90,573	41,098

Cash and Cash Equivalents – End of Year	$86,523	$78,220	$90,573

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in Thousands)

	Years ended December 31,
	2004	2003	2002
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$52,640	$60,638	$45,407

Cash paid for federal and state income taxes (net of refunds received)	$3,362	$(8,421)	$1,391

Non-cash Investing and Financing Activities:
Acquisition of Mountain High Casino
Fair value of non-cash assets acquired	$120,784	$—	$—
Less net cash paid	(114,171)	—	—
Less fair value of common stock issued	(2,500)	—	—

Liabilities assumed	$4,113	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation

     The accompanying consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates seven casino properties in six markets. The Company’s portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Mountain High Casino in Black Hawk, Colorado (serving the Denver metropolitan area); and Cactus Petes and the Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.

     The Company acquired Mountain High Casino on December 21, 2004. Accordingly, the consolidated financial statements include the operating results only since the acquisition date.

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

Restricted cash

     As of December 31, 2004 and 2003, restricted cash totaled $4.5 million and $2.7 million, respectively. On September 2, 2003, the Company entered into a trust participation agreement with an insurance provider. Pursuant to the terms of the trust participation agreement, the Company deposited $4.4 million and $2.6 million as of December 31, 2004 and 2003, respectively, into the trust account as collateral should the insurance provider require reimbursement for workers’ compensation claims. The Company is permitted to invest the trust funds in certain short-term investment vehicles with stated maturity dates not to exceed six months. Any interest or other earnings will be disbursed to the Company.

Accounts receivable

     At December 31, 2004 and 2003, total accounts receivable were $6.9 million and $5.6 million, respectively. As of December 31, 2004 and 2003, an allowance of $0.5 million and $0.4 million, respectively, has been applied to reduce total accounts receivable to amounts anticipated to be collected.

Gaming receivables were $0.3 million at December 31, 2004 and 2003, and are included in the Company’s accounts receivable balance.

Inventories

     Inventories primarily consist of food and beverage items, gift shop and general store retail merchandise, engineering and slot supplies, uniforms, linens, china and other general supplies. Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted average basis.

Depreciation and capitalization

     Property and equipment are recorded at cost, including interest charged on funds borrowed to finance construction. Interest of $1.7 million, $1.6 million and $17.9 million was capitalized for the years ended December 31, 2004, 2003 and 2002, respectively. Betterments, renewals and repairs that extend the life of an asset are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. Costs of major renovation projects are capitalized in accordance with existing policies.

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

Impairment of long-lived assets

     The Company reviews long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company reviews long-lived assets for such events or changes in circumstances and at each balance sheet date. If a long-lived asset is to be held and used, the Company assesses recoverability based on the future undiscounted cash flows of the related asset over the remaining life compared to the asset’s book value. If an impairment exists, the asset is adjusted to fair value based on quoted market prices or another valuation technique, such as discounted cash flow analysis. If a long-lived asset is to be sold, the asset is reported at the lower of carrying amount or fair value less cost to sell, with fair value measured as discussed above. See also “Note 9 – Impairment loss on assets held for sale.”

Debt issuance costs

     Debt issuance costs are capitalized and amortized to interest expense using the effective interest method or a method that approximates the effective interest method over the term of the related debt instrument. The Company expenses debt issuance costs ratably in connection with any early debt retirements. For the years ended December 31, 2004 and 2003, deferred debt issuance costs totaling $0.9 million and $0.7 million, respectively, were expensed as a result of the early retirement of debt. There were no early debt retirements during the year ended December 31, 2002.

     Excess of purchase price over fair market value of net assets acquired

     In connection with the December 2000 acquisition of the Missouri properties, the Company recorded an excess of purchase price over fair market value of net assets acquired (“goodwill”). The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is not amortized. Instead, goodwill must be reviewed for impairment using a fair value assessment approach at least annually and more frequently if events or circumstances indicate a possible impairment. The Company completed a review of goodwill as of October 1, 2004, 2003 and 2002 and determined that no impairment existed as of those dates. The Company will continue to review goodwill annually as of October 1. See also “Note 11 — Excess of purchase price over fair market value of net assets acquired.”

Derivative instruments and hedging activities

     From time to time, the Company seeks to manage interest rate risk associated with variable rate borrowings through the use of derivative instruments designated as cash flow hedges. The Company accounts for these derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.” SFAS No. 133 requires that derivative financial instruments be recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income. See also “Note 5 — Long-term debt.”

Revenue recognition

     In accordance with industry practice, casino revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Additionally, the Company recognizes revenue upon the occupancy of its hotel rooms, upon the delivery of food, beverage and other services, and upon performance for entertainment revenue. The retail value of hotel accommodations and food and beverage items provided to customers without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of complimentary food and beverage, rooms, progress towards earning points for cash-based loyalty programs and targeted direct mail coin coupons.

     The estimated departmental costs of providing complimentary food and beverage, rooms and other are included in casino operating expenses and consisted of the following:

	Years ended December 31,
	2004	2003	2002
	(Amounts in Thousands)
Food and beverage	$38,855	$34,965	$30,266
Rooms	3,856	3,754	3,416
Other	6,726	6,170	2,972

	$49,437	$44,889	$36,654

Star Awards Program

     The Company’s customer reward program, Star Awards, allows customers to earn certain point-based cash rewards or complimentary goods and services based on the volume of the customers’ gaming activity. Customers can accumulate reward points over time that they may redeem at their discretion under the terms of the program. The reward credit balance is forfeited if a customer does not earn any reward credits over any subsequent 12-month period. As a result of the ability of the customer to bank the reward points, the Company accrues the expense of reward points, after giving effect to estimated forfeitures, as they are earned. At December 31, 2004 and 2003, $8.2 million and $6.6 million, respectively, were accrued. The value of these point-based cash rewards or complimentary goods and services are netted against revenue as a promotional allowance.

Cash Coupons

     The Company’s former, current and future gaming customers may be awarded, on a discretionary basis, cash coupons based, in part, on their play volume. The coupons are provided on a discretionary basis to induce future play, are redeemable within a short time period (generally seven days) and are redeemable only on a return visit. There is no ability to renew or extend the offer. The Company recognizes a reduction in revenue as a promotional allowance for these coupons when the coupons are redeemed.

Self-Insurance Reserves

     The Company is insured for various levels of general liability, workers’ compensation and employee medical insurance coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2004 and 2003, the Company’s estimated liabilities for unpaid and incurred but not reported claims totaled $7.9 million and $7.2 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.

Advertising

     The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $21.8 million, $21.6 million and $19.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Preopening expenses and business development expenses

     Preopening expenses primarily represent direct personnel and other operating costs incurred prior to the opening of new facilities and are expensed as incurred in accordance with American Institute of Certified Public Accountants’ Statement of Position No. 98-5, “Reporting on the Costs of Start-up Activities.” In August 2002, the Company opened its new casino and entertainment facility at Ameristar St. Charles and incurred $6.4 million of related preopening expenses in 2002. These expenses included, without limitation, payroll and related benefits, contract labor, employee recruiting expense and general supplies.

     Business development expenses are general costs incurred in connection with identifying, evaluating and pursuing opportunities to expand into existing or new gaming jurisdictions. Such costs include, among others, professional service fees, travel-related costs, lobbyist fees, and fees for applications filed with regulatory agencies, and are expensed as incurred. During the years ended December 31, 2004, 2003 and 2002, the Company recorded $4.3 million, $2.0 million and $0.4 million, respectively, in business development expenses.

     During the year ended December 31, 2004, the Company entered into a site option agreement in connection with the Company’s ongoing pursuit of a gaming license in Pennsylvania. Costs incurred relating to the site option were not material and are reflected in deposits and other assets in the accompanying consolidated balance sheets. The Pennsylvania site option payments were the only development-related costs recorded as assets at December 31, 2004. No development costs were capitalized as assets at December 31, 2003.

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

Earnings per share

     The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities such as stock options. For 2004, 2003 and 2002, all outstanding options with an exercise price lower than the market price have been included in the calculation of earnings per share.

     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Years ended December 31,
	2004	2003	2002
	(Amounts in Thousands)
Weighted average number of shares outstanding-basic earnings per share	27,057	26,423	26,107
Dilutive effect of stock options	769	697	885

Weighted average number of shares outstanding-diluted earnings per share	27,826	27,120	26,992

     For the years ended December 31, 2004, 2003 and 2002, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 75,523, 597,045 and 327,358, respectively.

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

     The Company currently accounts for stock incentive plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under SFAS No. 123, all employee stock option grants are considered compensatory. SFAS No. 123 provides, among other things, that companies may elect to account for employee stock options using APB No. 25. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts in the following table.

The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the estimated weighted-average fair value of the options granted.

	Years ended December 31,
	2004	2003	2002
	(Dollars in Thousands, Except Per Share Data)
Net income:
As reported	$61,979	$47,620	$40,534
Deduct: compensation expense under fair value- based method (net of tax)	(4,850)	(3,383)	(2,084)

Pro forma	$57,129	$44,237	$38,450

Basic earnings per share:
As reported	$2.29	$1.80	$1.55
Pro forma (net of tax)	$2.11	$1.67	$1.47
Diluted earnings per share:
As reported	$2.23	$1.76	$1.50
Pro forma (net of tax)	$2.05	$1.63	$1.42
Weighted-average assumptions:
Expected stock price volatility	48%	51%	52%
Risk-free interest rate	3.9%	3.7%	3.4%
Expected option life (years)	6	6	7
Dividend yield	1.5%	0.0%	0.0%
Estimated fair value per share of options granted	$6.48	$5.30	$4.76

Recently issued accounting pronouncements

     On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision to SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires the recognition of compensation expense in an amount equal to the fair value of share-based payments, including employee stock options and restricted stock, granted to employees. SFAS No. 123(R) will become effective in the Company’s quarter ending September 30, 2005.

     SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     The Company is still assessing the appropriate transition method.

     The adoption of SFAS No. 123(R) will have an impact on the Company’s results of operations, but it will not have any impact on the Company’s overall financial position. The Company is currently evaluating the provisions of SFAS No 123(R) to determine its impact on future financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

Reclassifications

     Certain reclassifications, having no effect on net income, have been made to the prior periods’ consolidated financial statements to conform to the current period’s presentation.

Accounting and reporting developments

     In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

Note 3 — Accrued liabilities

     Major classes of accrued liabilities consisted of the following as of December 31:

	2004	2003
	(Amounts in Thousands)
Compensation and related benefits	$21,186	$18,720
Interest	15,489	15,544
Taxes other than federal income taxes	13,864	14,196
Players’ club rewards	8,232	6,603
Progressive slot machine and related accruals	5,195	4,182
Deposits and other accruals	8,005	7,066

	$71,971	$66,311

Note 4 — Federal and state income taxes

     The components of the income tax provision are as follows:

	Years ended December 31,
	2004	2003	2002
	(Amounts in Thousands)
Current:
Federal	$1,768	$1,719	$(1,055)
State	2,999	1,244	878

Total current	4,767	2,963	(177)

Deferred:
Federal	35,696	26,209	24,726
State	(361)	—	—

Total deferred	35,335	26,209	24,726

Federal benefit applied to reduce goodwill	(1,204)	(1,204)	(1,204)

Total	$38,898	$27,968	$23,345

     The reconciliation of income tax at the federal statutory rate to income tax expense is as follows:

	Years ended December 31,
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal benefit	1.7	1.6	0.9
Nondeductible political and lobbying costs	1.5	0.5	0.4
Other	0.4	(0.1)	0.2

	38.6%	37.0%	36.5%

     Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability consisted of the following:

	December 31,
	2004	2003
	(Amounts in Thousands)
Deferred income tax assets:
Accrued expenses	$7,169	$4,212
Alternative minimum tax credit	3,596	2,109
Net operating loss carryforwards	42,057	32,507
Impairment loss on assets held for sale	2,500	2,660
General business credits	2,581	2,232
Other	13,826	6,482

Total deferred income tax assets	71,729	50,202

Deferred income tax liabilities:
Property and equipment	(103,792)	(70,461)
Other	(41,706)	(35,196)

Total deferred income tax liabilities	(145,498)	(105,657)

Net deferred income tax liability	$(73,769)	$(55,455)

     The Company was not required to make significant cash payments for federal income taxes during the past three years due to the utilization of net operating loss carryforwards. Additionally, the excess of the alternative minimum tax (“AMT”) over regular federal income tax is a tax credit, which can be carried forward indefinitely to reduce future federal income tax liabilities. At December 31, 2004, the Company has available $2.6 million of AMT credit carryforwards. At December 31, 2004, the Company has available $74.6 million of federal and $263.3 million of state unused operating loss carryforwards that may be applied against future taxable income. The unused federal operating loss carryforwards will expire in 2019 through 2023. The unused state operating loss carryforwards will expire in 2019 through 2024. At December 31, 2004, the Company has available $2.6 million of unused general business credits that may be applied to future tax liabilities. The unused general business credits will expire in 2014 through 2024. As of December 31, 2004, the Company has available $1.0 million of Iowa AMT credits that may be applied to future Iowa taxable income. The unused Iowa AMT credits can be carried forward indefinitely to reduce future Iowa income tax liabilities. No valuation allowance has been provided against deferred income tax assets as the Company believes it is more likely than not that deferred income tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.

Note 5 — Long-term debt

     Long-term debt consisted of the following:

	December 31,
	2004	2003
	(Amounts in Thousands)
Senior credit facilities, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisted of the following facilities:

Term loan B-1, at variable interest(4.4% at December 31, 2004); principal due quarterly, through December 20, 2006	$380,962	$—

Revolving term loan facility, at variable interest (3.6% at December 31, 2003); principal due quarterly; remaining principal balance transferred to term loan B-1 effective March 1, 2004	—	33,472

Term loan A, at variable interest (3.7% at December 31, 2003); principal due quarterly; remaining principal balance transferred to term loan B-1 effective March 1, 2004	—	13,685

Term loan B, at variable interest (3.9% at December 31, 2003); principal due quarterly; remaining principal balance transferred to term loan B-1 effective March 1, 2004	—	286,844

Senior subordinated notes, unsecured, 10.75% fixed interest, payable semi-annually, principal due February 2, 2009 (net of $2,581 and $3,206 discount at December 31, 2004 and 2003, respectively)	377,419	376,794

Other	7,920	6,138

	766,301	716,933

Less: Current maturities	4,502	3,889

	$761,799	$713,044

     Maturities of the Company’s borrowings for each of the next five years and thereafter as of December 31, 2004 are as follows (amounts in thousands):

Year	Maturities
2005	$4,502
2006	377,618
2007	446
2008	479
2009	377,934
Thereafter	5,322

$766,301

Senior credit facilities

     In December 2000, the Company refinanced substantially all of its long-term debt with $575 million of senior credit facilities provided by a group of lenders led by affiliates of Deutsche Bank AG and a $300 million senior subordinated credit facility provided by a group of lenders also led by affiliates of Deutsche Bank AG.

     In February 2004, the Company amended the senior credit facilities. The primary elements of the amendment include: (1) the consolidation of the former revolving term loan facility, term loan A and term loan B into new term loan B-1, which matures on December 20, 2006; (2) a 0.5% reduction in the applicable interest rate margin on term loan B-1 compared to the former term loan B; (3) a revised repayment schedule; and (4) the ability to pay cash dividends on the Company’s common stock in a total amount of up to $25 million.

     In October 2004, the Company further amended its senior credit facilities in order to permit the December 21, 2004 borrowing of an additional $115.0 million under term loan B-1 pursuant to the incremental commitment provisions of the senior credit facilities. The Company used the loan proceeds to fund the acquisition of Mountain High Casino. See also “Note 8 – Acquisition of Mountain High Casino” for further details relating to the transaction.

     At December 31, 2004, the senior credit facilities consisted of a $75 million revolving credit facility with no outstanding balance and term loan B-1 with $381.0 million outstanding. As of December 31, 2004, the amount of the revolving credit facility available for borrowing was $68.9 million, after giving effect to $6.1 million of outstanding letters of credit. The revolving credit facility expires in December 2005. Each of the facilities bears interest at a variable rate based, at the Company’s option, on LIBOR (Eurodollar loans) or the prime rate (base rate loans) plus an applicable margin. For the revolving credit facility, the interest rate margin fluctuates based on the Company’s leverage ratio, which is the ratio of consolidated debt to EBITDA (as defined) for the most recent four full fiscal quarters, and ranges from 1.25% to 3.00% in the case of Eurodollar loans and from 0.25% to 2.00% in the case of base rate loans. For term loan B-1, the interest rate margin is equal to 2.00% for Eurodollar loans and 1.00% for base rate loans. In the case of Eurodollar loans, the Company has the option of selecting a one-, two-, three- or six-month interest period, with interest payable at the earlier of three months from the borrowing date or upon expiration of the interest period selected.

     The Company amended the senior credit facilities in December 2004 and December 2003 to increase allowable capital expenditures for each year from 7.0% to 9.5% of consolidated gross revenues.

     All mandatory principal repayments have been made through December 31, 2004. In addition to making all required quarterly principal repayments under the senior credit facilities, in 2004 and 2003 the Company prepaid and reduced the senior credit facilities as follows:

•	In December 2004, the Company prepaid and permanently reduced term loan B-1 by $5.0 million;

•	The Company permanently reduced term loan B-1 by $60.0 million through four $15.0 million prepayments in March, June, September and November of 2004;

•	In December 2003, the Company prepaid and permanently reduced the revolving term loan facility by $10.4 million, term loan A by $4.2 million and term loan B by $0.3 million; and

•	In September 2003, the Company prepaid and permanently reduced both the revolving term loan facility by $14.2 million and term loan A by $5.8 million.

     The senior credit facilities and the indenture governing the senior subordinated notes require the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of December 31, 2004, the Company was required to maintain a maximum senior debt ratio, defined as senior debt divided by EBITDA, of no more than 1.75:1, and a maximum total debt ratio, defined as consolidated debt divided by EBITDA, of no more than 3.75:1. As of December 31, 2004 and 2003, the Company’s senior debt ratio was 1.64:1 and 1.63:1, respectively. The total debt ratio as of December 31, 2004 and 2003 was 3.29:1 and 3.49:1, respectively.

     As of December 31, 2004, the Company was required to maintain a minimum fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 2.00:1. As of December 31, 2004 and 2003, the Company’s fixed charge coverage ratio was 4.02:1 and 2.17:1, respectively. In addition, the senior credit facilities require the Company to maintain a minimum adjusted fixed charge coverage ratio (EBITDA divided by adjusted fixed charges, as defined) of 1.50:1. As of December 31, 2004 and 2003, the Company’s adjusted fixed charge coverage ratio was 3.72:1 and 2.15:1, respectively.

     The Company is permitted to make aggregate payments for dividends and share repurchases of $25.0 million under the terms of the senior credit facilities. As of December 31, 2004 and 2003, the Company had paid an aggregate of $13.6 million and $0, respectively, for such purposes, consisting entirely of dividend payments.

     The senior credit facilities also limit the Company’s aggregate capital expenditures in each year. For the year ended December 31, 2004, the Company’s maximum permitted capital expenditures were 9.5% of its consolidated gross revenues, or $96.9 million, and 50% of unused permitted capitalized expenditures from 2003, or $14.5 million. For the year ended December 31, 2003, the Company’s maximum permitted capital expenditures were $86.5 million. As of December 31, 2004 and 2003, the Company was in compliance with the capital expenditure covenant requirements.

     The Company anticipates that it will amend or replace the senior credit facilities during the second half of 2005. While the Company believes it will be able to do so on attractive terms, the Company cannot give assurance of this. Without any change to the senior credit facilities, it is likely that the Company would violate covenants relating to permitted dividend payments, the maximum senior debt ratio and permitted capital expenditures during the second half of 2005.

     Certain changes in control could result in the acceleration of the Company’s senior credit facilities and senior subordinated notes.

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

Other debt

     In connection with the Mountain High Casino acquisition, the Company assumed debt relating to proceeds from a municipal bond issue by the Black Hawk Business Improvement District. The bonds are in the form of a $975,000 issue bearing 6.0% interest and are due on December 1, 2005 and a $2,025,000 issue bearing 6.75% interest, which are due on December 1, 2011. These bonds are the obligations of the Black Hawk Business Improvement District and are payable from property tax assessments levied on Mountain High Casino. The Black Hawk Business Improvement District has notified Mountain High Casino that it will assess 20 semi-annual payments of $211,083, which was calculated by amortizing the $3,000,000 principal amount at 7% over 20 equal semi-annual payments. The difference in the interest rate used for the assessment and the interest rate on the bonds relates to estimated administrative costs of the Black Hawk Business Improvement District for the bond issue. The Company has accounted for the liability from this bond offering in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities,” and has recorded an obligation for the total tax assessment. The Company has capitalized the cost of the improvements involved. At December 31, 2004, the outstanding principal debt balance relating to the municipal bonds was $2.3 million.

Interest rate swap agreement

     The Company seeks to manage interest rate risk associated with variable rate borrowings through balancing fixed-rate and variable-rate borrowings and, where appropriate, the use of derivative instruments designated as cash flow hedges. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income (loss).

     In April 2001, the Company entered into an interest rate swap agreement to fix the interest rate on $100 million of LIBOR-based borrowings under the senior credit facilities at 5.07% plus the applicable margin. The interest rate swap agreement was highly effective as a cash flow hedging instrument and, therefore, the value of the swap agreement (net of tax) was recorded as accumulated other comprehensive loss as part of stockholders’ equity. The Company paid $1.0 million and $3.9 million of additional interest expense in 2004 and 2003, respectively, as a result of the interest rate swap agreement. At December 31, 2003, the value of the swap agreement was $1.0 million and was recorded as other long-term liabilities. On March 31, 2004, the swap agreement terminated, resulting in a reduction of both the swap liability and accumulated other comprehensive loss to $0.

Fair value of long-term debt

     The estimated fair value of the Company’s long-term debt at December 31, 2004 was approximately $812.0 million, compared to its book value of $766.3 million, based on the quoted market price of the senior subordinated notes. Primarily all other long-term debt carries variable interest rates. At December 31, 2003, the estimated fair value of the Company’s long-term debt was approximately $775.6 million, compared to its book value of $716.7 million.

Note 6 — Leases

Operating leases

     The Company maintains operating leases for certain office facilities, vehicles, office equipment, signage and land. Rent expense under operating leases totaled $2.5 million, $2.7 million and $3.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Future minimum lease payments required under operating leases for each of the five years subsequent to December 31, 2004 and thereafter are as follows (amounts in thousands):

Year	Payments
2005	$3,268
2006	2,981
2007	2,471
2008	285
2009	280
Thereafter	700

$9,985

Note 7 — Benefit plans

401(k) plan

     The Company maintains a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements. Plan participants can elect to defer before-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 50% of eligible participants’ deferrals that do not exceed 4% of their salaries (subject to limitations imposed by the Internal Revenue Code). The Company’s matching contributions were $1.6 million, $1.4 million and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Neither the Company’s 401(k) plan nor any other Company benefit plan holds or invests in shares of the Company’s common stock or derivative securities based on the Company’s common stock.

Health insurance plan

     The Company maintains a qualified employee health insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $21.4 million, $19.7 million and $18.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, estimated liabilities for unpaid and incurred but not reported claims totaled $4.5 million and $4.1 million, respectively.

Deferred compensation plan

     On April 1, 2001, the Company adopted a deferred compensation plan for certain highly compensated employees. The Company matches, on a dollar-for-dollar basis, up to the first 5% of participants’ annual salary and bonus deferrals in each participant’s account. Matching contributions by the Company for the years ended December 31, 2004, 2003 and 2002 were $0.7 million, $0.5 million and $0.5 million, respectively. The Company’s obligation under the plan represents an unsecured promise to pay benefits in the future and in the event of bankruptcy of the Company, assets of the plan would be available to satisfy the claims of general creditors. To increase the security of the participants’ deferred compensation plan benefits, the Company has established and funded a grantor trust (known as a “rabbi trust”). The rabbi trust is specifically designed so that assets are available to pay plan benefits to participants in the event that the Company is unwilling or unable to pay the plan benefits for any reason other than insolvency. As a result, the Company is prevented from withdrawing or accessing assets for corporate needs. Plan participants can choose to receive a return on their account balances equal to the return on various investment fund options. The Company currently invests plan assets in an equity-based life insurance product of which the rabbi trust is the owner and beneficiary.

     As of December 31, 2004 and 2003, plan assets were $11.6 million and $6.5 million, respectively, and are reflected in other assets in the accompanying consolidated balance sheets. The liabilities due the participants were $11.1 million and $6.7 million as of December 31, 2004 and 2003, respectively, and are shown as other long-term liabilities. For the years ended December 31, 2004, 2003 and 2002, net deferred compensation expense was $0.3 million, $0.9 million and $0.3 million, respectively.

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

     Summary information for stock option grants under the Company’s plans is as follows:

	Years ended December 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,829,852	$14.26	2,807,880	$11.72	2,615,597	$5.36
Granted	974,000	39.73	600,340	20.42	1,264,220	19.38
Exercised	(769,836)	8.96	(364,486)	4.97	(385,389)	3.80
Canceled	(195,992)	18.95	(213,882)	13.23	(686,548)	6.02

Outstanding at end of year	2,838,024	$24.10	2,829,852	$14.26	2,807,880	$11.72

Options exercisable at end of year	649,169	$14.66	795,387	$10.08	540,721	$5.12
Options available for grant at end of year	560,454		1,329,402		815,860

     Following is a summary of the status of stock options outstanding at December 31, 2004:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise		Remaining	Exercise		Exercise
Price Range	Number	Life	Price	Number	Price
$2.64-$4.06	54,530	4.9	$3.66	37,690	$3.62
$4.50-$8.15	349,222	5.9	5.18	176,076	4.99
$8.69-$12.69	119,170	7.5	11.09	24,850	10.47
$12.93-$17.19	572,006	7.9	14.23	179,945	14.23
$17.63-$21.11	141,880	8.0	19.86	38,860	19.93
$22.06-$24.95	318,876	8.8	23.16	61,528	23.13
$26.36-$28.00	339,800	7.3	26.75	129,500	26.69
$30.35-$34.07	230,640	9.6	31.60	720	33.98
$42.60-$43.01	711,900	7.2	42.63	—	—

	2,838,024	7.6	$24.10	649,169	$14.66

Note 8 — Acquisition of Mountain High Casino

     On May 28, 2004, the Company signed an Asset Purchase Agreement (“Agreement”) with Windsor Woodmont Black Hawk Resort Corp., a Colorado corporation (“Windsor Woodmont”), which was amended on August 3, 2004. On December 21, 2004, pursuant to the amended Agreement, the Company acquired Mountain High Casino in Black Hawk, Colorado and related assets from Windsor Woodmont for approximately $117.0 million in cash and $2.5 million of Company common stock (valued based on the average of the closing sale prices of the common stock for each of the 10 consecutive trading days ended December 20, 2004), plus the assumption of approximately $2.3 million of outstanding debt, in a reorganization under Section 368(a)(1)(G) of the Internal Revenue Code. Additionally, the Company incurred $0.8 million in acquisition costs that were included in the purchase price of Mountain High Casino.

     The Mountain High acquisition is treated as a purchase transaction. Accordingly, the purchase price is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The allocation of the purchase price will be completed within one year from the date of acquisition. The Company obtained a third-party valuation of the assets acquired and liabilities assumed, and preliminarily assigned the following values based upon the Company’s review of the third-party valuation:

December 21, 2004
(Amounts in Thousands)
Current assets, including $3,670 of cash acquired	$3,967
Property and equipment	110,919
Net deferred tax assets	9,476
Other assets	92

Total assets acquired	124,454

Current liabilities	2,073
Long-term debt	2,040

Total liabilities assumed	4,113

Net assets acquired	$120,341

     The purchase price was less than the fair values of the assets acquired and liabilities assumed by $12.6 million, which was allocated pro rata to reduce the carrying value of non-current assets. Additionally, the Company acquired $13.0 million of deferred tax assets, which were principally the result of net operating loss carryforwards recognized by Windsor Woodmont prior to December 21, 2004.

     The pro forma consolidated results of operations, as if the acquisition of Mountain High Casino had occurred on January 1, 2003, are as follows:

	Years ended December 31,
	2004	2003
	(Amounts in Thousands,
	Except Per Share Data)
Pro Forma
Net revenues	$911,020	$833,498
Net income	$61,396	$42,548
Basic net income per common share	$2.27	$1.61
Diluted net income per common share	$2.21	$1.57

     For the years ended December 31, 2004 and 2003, the pro forma consolidated results of operations exclude reorganization costs of $1.1 million and $8.7 million, respectively, incurred in connection with Windsor Woodmont’s Chapter 11 bankruptcy reorganization. The pro forma consolidated results of operations are not necessarily indicative of what the actual consolidated results of operations of the Company would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s consolidated results of operations for future periods.

Note 9 — Impairment loss on assets held for sale

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for the years ended December 31, 2004 and 2003, the Company recorded impairment losses of $0.2 million and $0.7 million, respectively, relating to certain slot machines identified for disposal. In August 2002, the Company entered into an agreement to sell various assets that were not utilized after the new Ameristar St. Charles facility opened, including the existing casino barge, for $6.6 million (net of expenses), in a transaction that closed in September 2002. The Company also decided to sell 3,207 slot machines that were not being used at its various properties as part of the Company’s ongoing strategy to provide patrons with the latest-technology gaming equipment. For the year ended December 31, 2002, the Company recorded a $5.2 million impairment loss on the former casino barge at Ameristar St. Charles and various slot machines. The impairment loss is based on the assets’ estimated realizable values, third-party offer prices or actual sales proceeds.

Note 10 — Opening of the new St. Charles facility and associated preopening expenses

     The Company opened its new casino and entertainment facility at Ameristar St. Charles on August 6, 2002. The Company acquired $140 million of construction-in-progress in December 2000 and invested approximately $210 million in connection with the development of the new facility. In addition, the Company capitalized $32.1 million of interest associated with this project during the same period, which reduced interest expense accordingly.

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

Note 11 — Excess of purchase price over fair market value of net assets acquired

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The primary impact on the Company is that the excess of purchase price over fair market value of the net assets acquired in connection with the acquisition of the Missouri properties in December 2000 is no longer being amortized as of January 1, 2002. Instead, goodwill must be reviewed for impairment at least annually and more frequently if events or circumstances indicate a possible impairment. The Company completed a review of goodwill as of October 1, 2004, 2003 and 2002 and determined that no impairment existed as of those dates. The Company will continue to perform an annual review of goodwill impairment as of October 1 of each year and will review goodwill sooner if events or circumstances indicate a possible impairment. As of December 31, 2004 and 2003, the balance of goodwill was $79.6 million and $80.8 million, respectively. Goodwill will continue to be reduced through 2016 by annual tax benefits of $1.2 million resulting from differences in the values assigned to certain purchased assets for financial reporting and tax purposes.

     In December 2000, the Company acquired proprietary marketing information valued at $6.0 million as part of the purchase of the Missouri properties. This asset was amortized over two years between December 2000 and December 2002. During 2002, the Company recognized $3.0 million in amortization expense relating to this asset.

Note 12 — Commitments and contingencies

     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the Company.

     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical insurance coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2004 and 2003, the estimated liabilities for unpaid and incurred but not reported claims totaled $7.9 million and $7.2 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.

     Guarantees. During December 2000, the Company assumed several agreements with the Missouri 210 Highway Transportation Development District (“Development District”) that had been entered into in order to assist the Development District in the financing of a highway improvement project in the area around the Ameristar Kansas City property. In order to pay for the highway improvement project, the Development District issued revenue bonds totaling $9.0 million with scheduled maturities from 2006 through 2011.

     The Company has issued an irrevocable standby letter of credit with a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $4.4 million as of December 31, 2004 and may be subsequently reduced as principal and interest mature under the revenue bonds. Additionally, the Company is obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through December 31, 2004, the Company had paid $0.7 million in shortfalls and other costs. As required by the agreements, the Company anticipates that it will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and has recorded a corresponding receivable as of December 31, 2004.

Note 13 — Related party transactions

     The Company engages Neilsen & Company, L.L.C., a company owned and controlled by Craig H. Neilsen, the Company’s Chairman of the Board, President and Chief Executive Officer, to provide certain professional services, office space and other equipment and facilities. The Company also leases from Neilsen & Company two condominium units in Sun Valley, Idaho, which it makes available for use by management personnel and certain business associates with the objective of strengthening management morale and maintaining goodwill with important business contacts. In 2004 and 2003, the Company reimbursed Neilsen & Company for administrative and clerical support expenses reasonably incurred by Mr. Neilsen on Company business matters, including nursing care expense and additional costs incurred as a result of the use of his home for business purposes. Total payments to Neilsen & Company were $0.4 million, $0.3 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.