Form 10-Q
period 2005-03-31
AMERISTAR CASINOS INC
filed 2005-05-10
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 5, 2005, 27,789,862 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

INDEX

			Page No(s).
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	A.	Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004	2

	B.	Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004	3

	C.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and March 31, 2004	4

	D.	Notes to Condensed Consolidated Financial Statements	5 - 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		9 - 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		16

Item 4.	Controls and Procedures		16 - 17

Part II. OTHER INFORMATION

Item 6.	Exhibits		17

SIGNATURE			18
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERISTAR CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$100,935	$86,523
Restricted cash	4,486	4,486
Accounts receivable, net	4,305	6,454
Inventories	6,862	6,927
Prepaid expenses	9,224	8,764
Deferred income taxes	52,720	52,570
Assets held for sale	596	596

Total current assets	179,128	166,320

Property and Equipment, at cost:
Buildings and improvements	953,430	951,858
Furniture, fixtures and equipment	319,938	308,182

	1,273,368	1,260,040
Less: accumulated depreciation and amortization	330,125	310,679

	943,243	949,361

Land	70,106	70,106
Construction in progress	42,793	24,717

Total property and equipment, net	1,056,142	1,044,184

Excess of purchase price over fair market value of net assets acquired	79,311	79,612
Deposits and other assets	26,204	25,353

TOTAL ASSETS	$1,340,785	$1,315,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,544	$12,904
Construction contracts payable	5,708	5,063
Income taxes payable	3,239	1,567
Accrued liabilities	66,270	70,903
Current maturities of long-term debt	97,648	4,502

Total current liabilities	186,409	94,939

Long-term debt, net of current maturities	666,655	761,799
Deferred income taxes	130,186	126,339
Deferred compensation and other long-term liabilities	12,797	11,092

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized – 30,000,000 shares; Issued – None	—	—
Common stock, $.01 par value: Authorized – 60,000,000 shares; Issued and outstanding – 27,788,946 shares at March 31, 2005 and 27,441,155 shares at December 31, 2004	278	274
Additional paid-in capital	175,263	166,725
Retained earnings	169,197	154,301

Total stockholders’ equity	344,738	321,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,340,785	$1,315,469

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Casino	$242,368	$215,310
Food and beverage	30,287	29,048
Rooms	5,733	6,314
Other	5,590	5,659

	283,978	256,331
Less: Promotional allowances	43,869	41,968

Net revenues	240,109	214,363

Operating Expenses:
Casino	105,523	96,118
Food and beverage	15,757	15,336
Rooms	1,499	1,625
Other	3,792	3,174
Selling, general and administrative	46,244	38,532
Depreciation and amortization	20,818	17,332
Impairment loss on assets held for sale	193	112

Total operating expenses	193,826	172,229

Income from operations	46,283	42,134

Other Income (Expense):
Interest income	119	10
Interest expense, net	(15,261)	(15,435)
Loss on early retirement of debt	—	(246)
Other	(687)	43

Income Before Income Tax Provision	30,454	26,506
Income tax provision	11,224	10,605

Net Income	$19,230	$15,901

Earnings Per Share:
Basic	$0.70	$0.59

Diluted	$0.68	$0.58

Weighted Average Shares Outstanding:
Basic	27,617	26,805

Diluted	28,452	27,581

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$19,230	$15,901

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,818	17,332
Amortization of debt issuance costs and debt discounts	1,035	1,155
Loss on early retirement of debt	—	246
Net change in deferred compensation liability	528	127
Impairment loss on assets held for sale	193	112
Net loss (gain) on disposition of assets	687	(198)
Net change in deferred income taxes	3,998	7,452
Tax benefit from stock option exercises	4,000	2,203
Decrease in restricted cash	—	34
Decrease in accounts receivable, net	2,149	613
Decrease in tax refunds receivable	—	643
Decrease in inventories	65	28
(Increase) decrease in prepaid expenses	(460)	1,100
Increase (decrease) in accounts payable	640	(5,987)
Increase in income taxes payable	1,672	403
Decrease in accrued liabilities	(4,633)	(6,085)

Total adjustments	30,692	19,178

Net cash provided by operating activities	49,922	35,079

Cash Flows from Investing Activities:
Capital expenditures	(33,698)	(13,394)
Increase (decrease) in construction contracts payable	645	(8,101)
Proceeds from sale of assets	42	272
(Increase) decrease in deposits and other non-current assets	(555)	191

Net cash used in investing activities	(33,566)	(21,032)

Cash Flows from Financing Activities:
Cash dividends paid	(4,334)	—
Principal payments of long-term debt	(2,152)	(16,036)
Proceeds from stock option exercises	4,542	2,719

Net cash used in financing activities	(1,944)	(13,317)

Net Increase in Cash and Cash Equivalents	14,412	730

Cash and Cash Equivalents – Beginning of Period	86,523	78,220

Cash and Cash Equivalents – End of Period	$100,935	$78,950

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$24,599	$24,708

Cash paid for federal and state income taxes (net of refunds received)	$1,574	$(118)

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Principles of consolidation and basis of presentation

     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates seven casino properties in six markets. The Company’s portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Mountain High in Black Hawk, Colorado (serving the Denver metropolitan area); and Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.

     The Company acquired Mountain High on December 21, 2004. Accordingly, the condensed consolidated financial statements include the operating results only for the three months ended March 31, 2005.

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

     Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies, significant accounting policies and basis of presentation are discussed where appropriate in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. In addition, critical accounting policies and estimates are also discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     Certain reclassifications, having no effect on net income, have been made to the prior period’s condensed consolidated financial statements to conform to the current period’s presentation.

Note 2 — Earnings per share

     The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities such as stock options. For the periods presented, all outstanding options with an exercise price lower than the market price have been included in the calculation of earnings per share.

     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Three Months
	Ended March 31,
	2005	2004
	(Amounts in thousands)
Weighted average number of shares outstanding — basic earnings per share	27,617	26,805
Dilutive effect of stock options	835	776

Weighted average number of shares outstanding — diluted earnings per share	28,452	27,581

For the three months ended March 31, 2005 and 2004, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 232 and 46,368, respectively.

Note 3 — Accounting for stock-based compensation

     The Company currently accounts for stock incentive plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Under APB No. 25, compensation expense is recognized on the date of grant only if the current market price of the underlying common stock at date of grant exceeds the exercise price. Had the Company determined compensation cost based on the fair value at the grant date for stock options under Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company’s net income and earnings per share would have been adjusted to the pro forma amounts in the following table.

	Three Months
	Ended March 31,
	2005	2004
	(Amounts in thousands, except per share data)
Net income:
As reported	$19,230	$15,901
Deduct: compensation expense under fair value-based method (net of tax)	(222)	(301)

Pro forma	$19,008	$15,600

Basic earnings per share:
As reported	$0.70	$0.59
Pro forma (net of tax)	$0.69	$0.58
Diluted earnings per share:
As reported	$0.68	$0.58
Pro forma (net of tax)	$0.67	$0.57

     For purposes of computing the pro forma compensation expense, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.3% as of March 31, 2005 and 3.2% as of March 31, 2004; expected lives of 5 years as of March 31, 2005 and 6 years as of March 31, 2004; and expected volatility of 48% as of March 31, 2005 and 51% as of March 31, 2004. The model assumes dividend payments of $0.625 for the year ending December 31, 2005 and $0.50 for the year ended December 31, 2004. The estimated weighted-average fair value per share of options granted was $7.74 as of March 31, 2005 and $5.23 as of March 31, 2004.

Note 4 — Recently issued accounting pronouncements

     On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision to SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Among other items, SFAS No. 123(R) requires the recognition of compensation expense in an amount equal to the fair value of share-based payments, including employee stock options and restricted stock, granted to employees.

     The adoption of SFAS No. 123(R) will have an impact on the Company’s results of operations, but it will not have any impact on the Company’s overall financial position. The Company is currently evaluating the provisions of SFAS No. 123(R) to determine its impact on future financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

     The provisions of SFAS No. 123(R) were to be applied in the Company’s quarter ending September 30, 2005. On April 14, 2005, the Securities and Exchange Commission announced that it would provide for phased-in implementation of SFAS No. 123(R). In accordance with this new implementation schedule, the Company is required to adopt SFAS No. 123(R) no later than January 1, 2006.

Note 5 — Long-term debt

     At March 31, 2005, the Company’s principal debt outstanding consisted of $380.0 million under term loan B-1 of its senior credit facilities and $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. At March 31, 2005, the amount of the $75 million revolving credit facility available for borrowing under its senior credit facilities was $69.3 million, after giving effect to $5.7 million of outstanding letters of credit. The revolving credit facility expires in December 2005. The term loan B-1 and the revolving credit facility bear interest at a variable rate based, at the Company’s option, on LIBOR (Eurodollar loans) or the prime rate (base rate loans), plus an applicable margin.

     The Company is required to comply with various affirmative and negative financial and other covenants under the senior credit facilities and the indenture governing the senior subordinated notes. These covenants include, among other things, restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as requirements to maintain certain financial ratios and tests. As of March 31, 2005 and December 31, 2004, the Company was in compliance with all applicable covenants. The Company anticipates that it will amend or replace the senior credit facilities during the second half of 2005. While the Company believes it will be able to do so on attractive terms, the Company cannot give assurance of this. Without any change to the senior credit facilities, it is likely that the Company would violate covenants relating to permitted dividend payments, the maximum senior debt ratio and permitted capital expenditures during the second half of 2005.

     All of ACI’s current operating subsidiaries (the “Guarantors”) have jointly and severally, and fully and unconditionally, guaranteed the senior subordinated notes. Each of the Guarantors is a wholly-owned subsidiary of ACI and the Guarantors constitute substantially all of ACI’s direct and indirect subsidiaries. ACI is a holding company with no operations or material assets independent of those of the Guarantors, other than its investment in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity on a consolidated basis of the Company. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to ACI in the form of cash dividends, loans or advances.

     In April 2005, the Company prepaid and permanently reduced term loan B-1 by $15.0 million.

Note 6 — Commitments and contingencies

     The Company is self-insured for various levels of general liability, workers’ compensation and employee medical insurance coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At March 31, 2005 and December 31, 2004, the estimated liabilities for unpaid and incurred but not reported claims totaled $9.2 million and $7.9 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.

Note 7 — Subsequent event

     On April 29, 2005, ACI’s Board of Directors declared a 2-for-1 split of ACI’s common stock, to be effective at the close of business on June 6, 2005. The share and per-share information in this Quarterly Report does not give effect to the stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with seven properties in operation in Missouri, Iowa, Mississippi, Colorado and Nevada. Our portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Mountain High (serving the Denver, Colorado metropolitan area); and Cactus Petes and the Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest). We acquired Mountain High on December 21, 2004.

     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those patrons spend per visit. Management uses various metrics to evaluate these factors. Key metrics include: “market share,” representing our share of gross gaming revenues in each of our markets other than Jackpot and our share of gaming devices in the Jackpot market (Nevada does not publish separate gaming revenue statistics for this market); “admissions,” representing the number of patrons admitted to our casinos in jurisdictions that record admissions; and “win per admission,” representing the amount of gaming revenues we generate per admission.

     Our operating results may be affected by, among other things, competitive factors, gaming tax increases, the commencement of new gaming operations, charges associated with debt refinancing or property acquisition and disposition transactions, construction at existing facilities, general public sentiment regarding travel, overall economic conditions affecting the disposable income of our patrons and weather conditions affecting our properties. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

     During the first quarter of 2005, the most significant factors and trends contributing to our operating performance were:

•	Coinless slot machines. Consolidated casino revenues increased $27.1 million from the first quarter of 2004 principally due to the completion of implementation of coinless slot technology at all our Ameristar-branded properties and our successful slot mix strategy, which includes the continued installation of popular new-generation, lower-denomination slot machines.

•	Impact of branding and marketing programs. We continued to strengthen the Ameristar brand through targeted marketing, as evidenced by a 7.1% increase in rated play at our Ameristar-branded properties from the first quarter of 2004.

•	Expanded development activities. Expanded development activities contributed to our increased corporate expense as we continued to pursue growth through development opportunities, including in the United Kingdom and Pennsylvania, and through acquisition opportunities. Development-related costs totaled $2.0 million for the quarter ended March 31, 2005, a $1.4 million increase over the same period in 2004.

•	Mountain High Casino acquisition. As part of our strategy to grow the Company, we acquired Mountain High in Black Hawk, Colorado on December 21, 2004. Mountain High contributed $14.2 million to net revenues and $2.3 million to operating income during the first quarter of 2005. In the fourth quarter of 2005, we expect to complete our current expansion and improvement projects related to the property’s casino, non-gaming venues and parking garage. Upon completion of these projects, we plan to rebrand the property as Ameristar Black Hawk. We expect Mountain High’s financial results for the remainder of 2005 to be adversely impacted by construction disruption.

•	Debt management. During the first quarter of 2005, we repaid approximately $2.2 million of long-term debt. In December 2004, we borrowed $115.0 million to fund the Mountain High acquisition. We have improved our total debt leverage ratio (as defined in our senior credit agreement) from 3.27:1 at March 31, 2004 to 3.18:1 at March 31, 2005.

•	Renovations and enhancements at our properties. Capital expenditures for the first quarter of 2005 totaled $33.7 million, which included, among other projects, the ongoing hotel room renovations at our Council Bluffs and Kansas City properties and the capital improvement projects underway at Mountain High.

Results of Operations

     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our properties:

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2005	2004
Consolidated Cash Flow Information:
Net cash provided by operating activities	$49,922	$35,079

Net cash used in investing activities	$(33,566)	$(21,032)

Net cash used in financing activities	$(1,944)	$(13,317)

Net Revenues:
Ameristar St. Charles	$72,644	$71,439
Ameristar Kansas City	62,523	57,603
Ameristar Council Bluffs	46,363	42,354
Ameristar Vicksburg	29,797	28,915
Jackpot Properties	14,533	14,052
Mountain High (1)	14,249	—

Consolidated net revenues	$240,109	$214,363

Operating Income (Loss):
Ameristar St. Charles	$17,592	$19,422
Ameristar Kansas City	14,414	10,582
Ameristar Council Bluffs	13,366	12,217
Ameristar Vicksburg	9,278	8,710
Jackpot Properties	2,332	1,345
Mountain High (1)	2,274	—
Corporate and other	(12,973)	(10,142)

Consolidated operating income	$46,283	$42,134

Operating Income Margins (2):
Ameristar St. Charles	24.2%	27.2%
Ameristar Kansas City	23.1%	18.4%
Ameristar Council Bluffs	28.8%	28.8%
Ameristar Vicksburg	31.1%	30.1%
Jackpot Properties	16.0%	9.6%
Mountain High (1)	16.0%	—
Consolidated operating income margin	19.3%	19.7%

(1)	We acquired Mountain High on December 21, 2004. Accordingly, operating results are only included for the three months ended March 31, 2005.

(2)	Operating income margin is operating income as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months Ended March 31,
	2005	2004
	(Amounts in Thousands)
	(Unaudited)
Casino Revenues:
Slots	$212,690	$185,956
Table games	26,374	26,594
Other	3,304	2,760

Casino revenues	242,368	215,310

Non-Casino Revenues:
Food and beverage	30,287	29,048
Rooms	5,733	6,314
Other	5,590	5,659

Non-casino revenues	41,610	41,021

	283,978	256,331
Less: Promotional Allowances	(43,869)	(41,968)

Total Net Revenues	$240,109	$214,363

     Net Revenues

     Consolidated net revenues for the quarter ended March 31, 2005 increased $25.7 million, or 12.0%, over the first quarter in 2004. All of our properties improved in net revenues, with increases of 9.5% at Ameristar Council Bluffs, 8.5% at Ameristar Kansas City, 3.4% at the Jackpot Properties, 3.1% at Ameristar Vicksburg and 1.7% at Ameristar St. Charles. For the quarter, Ameristar Kansas City and Ameristar Council Bluffs improved their market leadership positions to 35.8% and 42.6%, respectively, representing increases of 1.7 and 0.8 percentage points, respectively, over the prior-year first quarter. Ameristar Vicksburg’s long-time market leadership position was nearly unchanged at 45.9%. Ameristar St. Charles recaptured the market share leadership position with 31.6% of the market, despite a 1.5 percentage point decrease from the first quarter of 2004 and a major facility expansion at the property’s primary competitor that was completed in the third quarter of 2004. Ameristar St. Charles has led the St. Louis market for eight of the last 10 quarters.

     Led by a $26.7 million (14.4%) increase in slot revenues, consolidated casino revenues for the first quarter of 2005 increased 12.6% over the first quarter of 2004. We believe that the growth in slot revenues has been primarily due to the implementation of coinless slot technology and our continued installation of popular new-generation, lower-denomination slot machines. Additionally, Mountain High contributed $13.9 million to slot revenues during the first quarter of 2005. We further believe casino revenues increased in part as a result of our continued successful implementation of our targeted marketing programs, as evidenced by a 7.1% increase in rated play at our Ameristar-branded properties from the first quarter of 2004.

     Room revenues decreased 9.2% in the first quarter of 2005 when compared to the same period in 2004. The $0.6 million decrease was primarily due to reduced room capacity as a result of the continuing renovation of the hotel rooms at Ameristar Council Bluffs and Ameristar Kansas City, which are expected to be completed in the second quarter and third quarter of 2005, respectively.

     Operating Income

     In the first quarter of 2005, consolidated operating income increased $4.1 million, or 9.8%, over the first quarter of 2004. Consolidated operating income margin decreased 0.4 percentage point from the prior-year first quarter, to 19.3%. The decrease was driven in part by a 3.0 percentage point decline at Ameristar St. Charles, which was partially offset by operating income margin increases at Ameristar Kansas City, Ameristar Vicksburg and the Jackpot Properties of 4.7, 1.0, and 6.4 percentage points, respectively. The growth in operating income and the related margin at Ameristar Kansas City, Ameristar Vicksburg and the Jackpot Properties was principally driven by the increase in revenues noted above and the continued concentration on cost-containment initiatives.

     Operating income and operating income margin at Ameristar St. Charles were negatively impacted by higher employee benefit costs and a more competitive market environment that has resulted in increased promotional expenses. Additionally, operating income and the associated margin were negatively affected by an increase in depreciation expense resulting mostly from our recent slot product acquisitions.

     Ameristar Council Bluffs increased first quarter operating income by $1.1 million, or 9.4%, compared to the prior-year period. This property’s operating income benefited from construction disruption, and a reduced number of available slot machines, at the competing racetrack casino. The improvement in operating income occurred despite a 2.0% increase in the Iowa tax rate on gaming revenues of riverboat casinos, which became effective July 1, 2004.

     Consolidated operating income and the related margin were negatively affected by a $2.8 million increase in corporate expense in the first quarter of 2005 compared to the same quarter of 2004. The increase was primarily the result of higher employee compensation, employee benefits and professional fees and related costs associated with our expanded development activities. Development-related costs totaled $2.0 million for the quarter ended March 31, 2005, a $1.4 million increase over the same period in 2004. The increase was mostly attributable to costs incurred in connection with the pursuit of development opportunities in the United Kingdom, costs associated with acquiring a potential gaming site in Philadelphia and performing due diligence on a potential acquisition that we elected not to pursue.

     Consolidated depreciation and amortization expense increased to $20.8 million in the first quarter of 2005 from $17.3 million in the first quarter of 2004, primarily due to the increase in our depreciable assets resulting from the continued purchase of new-generation, lower-denomination slot product and $1.4 million of additional depreciation expense related to Mountain High.

     Interest Expense

     Consolidated interest expense, net of amounts capitalized, was $15.3 million for the 2005 first quarter, down $0.2 million from the first quarter of 2004. An increase in our average long-term debt level resulting from the $115.0 million borrowed in December 2004 to acquire Mountain High was more than offset by the termination of our interest rate swap agreement on March 31, 2004 and an increase in capitalized interest.

     Income Taxes

     Our effective income tax rate was 36.9% for the quarter ended March 31, 2005 compared to 40.0% for the same period in 2004. The federal income tax statutory rate was 35% in both quarters. Our effective state income tax rate decreased from 5.0% in the first quarter of 2004 to 1.9% in the first quarter of 2005. This decrease in the effective state income tax rate favorably affected diluted earnings per share by $0.03.

     Net Income

     For the first quarter of 2005, net income increased 20.9% to $19.2 million, from $15.9 million for the first quarter of 2004. Diluted earnings per share were $0.68 in the quarter ended March 31, 2005, compared to $0.58 in the corresponding prior-year quarter. Average diluted shares outstanding increased by 0.9 million over the prior-year quarter, in large part due to the substantial increase in our stock price that resulted in increased dilution from in-the-money employee stock options, adversely affecting diluted earnings per share by $0.02. Other non-operating expenses included a $0.7 million loss on disposal of assets at our Kansas City property during the first quarter of 2005. For the quarter ended March 31, 2004, we incurred a $0.2 million loss on early retirement of debt.

Liquidity and Capital Resources

     Net cash provided by operating activities was $49.9 million for the three months ended March 31, 2005, compared to $35.1 million for the same period of 2004. This increase is primarily due to improvements in operating results, as discussed under “Results of Operations” above.

     Net cash used in investing activities was $33.6 million for the first quarter of 2005, compared to $21.0 million for the prior-year first quarter. During the first quarter of 2005, we incurred $33.7 million in capital expenditures, which included $11.3 million related to the purchase of slot machines and $22.4 million for other capital improvement and renovation projects, including the ongoing hotel room renovations at our Council Bluffs and Kansas City properties, the capital improvement projects underway at Mountain High and the implementation of information technology solutions to enhance our operating capabilities. Although operating performance may be negatively impacted by the construction disruption, we believe these renovations and enhancements will further increase each property’s competitive position within their respective markets upon completion.

     We are currently seeking local governmental approvals to expand the scope of the Mountain High hotel construction project by increasing the number of rooms to be built from 300 to 400. We believe that the additional rooms will further increase the property’s competitive position upon the completion of our planned improvements. After giving effect to the anticipated increase in the scope of the hotel project, we now expect to incur approximately $160.0 million in total capital improvements at our Mountain High property over the next two years.

     Net cash used in financing activities was $1.9 million during the first quarter of 2005, compared to $13.3 million for the three months ended March 31, 2004. We made principal payments of $2.2 million in the 2005 first quarter. During the first quarter of 2004, we repaid $16.0 million of long-term debt, including a $15.0 million prepayment on our senior credit facilities. We received $4.5 million and $2.7 million in proceeds from employee stock option exercises during the first quarters of 2005 and 2004, respectively.

     On February 8, 2005, our Board of Directors increased the amount of our quarterly cash dividend by 25.0%, to $0.15625 per share. We paid the first quarter’s dividend, totaling $4.3 million, on March 15, 2005 to shareholders of record as of March 1, 2005. There was no cash dividend payment in the first quarter of 2004.

     At March 31, 2005, our principal debt outstanding consisted of $380.0 million under term loan B-1 of our senior credit facilities and $380.0 million in aggregate principal amount of our 10.75% senior subordinated notes due 2009. At March 31, 2005, the amount of our $75 million revolving credit facility available for borrowing under the senior credit facilities was $69.3 million, after giving effect to $5.7 million of outstanding letters of credit. At March 31, 2005, our total debt was $764.3 million, representing an increase of $63.3 million from March 31, 2004.

     All mandatory principal repayments have been made through March 31, 2005. We expect to fund all principal repayments in 2005 from cash flows from operating activities. Significant principal repayments will be required on term loan B-1 in 2006.

     On April 29, 2005, we prepaid and permanently reduced term loan B-1 by $15.0 million.

     We are required to comply with various affirmative and negative financial and other covenants under the senior credit facilities and the indenture governing our senior subordinated notes. These covenants include, among other things, restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as requirements to maintain certain financial ratios and tests. As of March 31, 2005 and December 31, 2004, we were in compliance with all applicable covenants. We anticipate that we will amend or replace the senior credit facilities during the second half of 2005. While we believe we will be able to do so on attractive terms, we cannot give assurance of this. Without any change to the senior credit facilities, it is likely that we would violate covenants relating to permitted dividend payments, the maximum senior debt ratio and permitted capital expenditures during the second half of 2005.

     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. It is possible that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will not be able to support our operations and liquidity requirements, including all of our currently planned capital expenditures. If our existing sources of cash are insufficient to meet such needs, we will be required to seek additional borrowings or scale back our capital plans. While we believe we will have access to additional funds on attractive terms, we cannot provide assurance of that. Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants. Our ability to borrow funds under our senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of our senior credit facilities, for the preceding four fiscal quarters. As of March 31, 2005, in addition to the $69.3 million available for borrowing under the senior credit facilities, we had $100.9 million of cash and cash equivalents, approximately $48 million of which were required for daily operations.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

Critical Accounting Policies and Estimates

     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Recently Issued Accounting Standards

     On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision to SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Among other items, SFAS No. 123(R) requires the recognition of compensation expense in an amount equal to the fair value of share-based payments, including employee stock options and restricted stock, granted to employees.

     The adoption of SFAS No. 123(R) will have an impact on our results of operations, but it will not have any impact on our overall financial position. We are currently evaluating the provisions of SFAS No 123(R) to determine its impact on future financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

     The provisions of SFAS No. 123(R) were to be applied in our quarter ending September 30, 2005. On April 14, 2005, the Securities and Exchange Commission announced that it would provide for phased-in implementation of SFAS No. 123(R). In accordance with this new implementation schedule, we are required to adopt SFAS No. 123(R) no later than January 1, 2006.

Forward-Looking Statements

     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of words such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of the factors, risks and uncertainties that could affect our future results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of March 31, 2005, we had $380.0 million outstanding under our senior credit facilities, bearing interest at variable rates. Other than the borrowings under the senior credit facilities at March 31, 2005 (“Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At March 31, 2005, the average interest rate applicable to the Variable Rate Debt was 5.1%. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at March 31, 2005 would increase our annual interest cost by approximately $3.8 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements or other derivative instruments in order to hedge our interest rate exposure under the senior credit facilities as market conditions warrant.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this Quarterly Report.

(b) Changes in Internal Control over Financial Reporting

     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter of 2005.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing
10.1	Performance Criteria for 2005, adopted on March 24, 2005 for purposes of the Ameristar Casinos, Inc. Performance-Based Bonus Plan for Craig H. Neilsen.	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed March 28, 2005 (the “Form 8-K”).

10.2	2005 Annual Bonus Program for Corporate Senior Management, adopted on March 24, 2005.	Incorporated by reference to Exhibit 10.2 to the Form 8-K.

31.1	Certification of Craig H. Neilsen, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC.
Registrant

Date: May 10, 2005	By:	/s/ Thomas M. Steinbauer

Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial
Officer and Treasurer