Form 10-Q
period 2005-06-30
AMERISTAR CASINOS INC
filed 2005-08-09
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
As of August 3, 2005, 55,806,902 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$83,073	$86,523
Restricted cash	4,484	4,486
Accounts receivable, net	3,562	6,454
Income tax refund receivable	257	—
Inventories	7,020	6,927
Prepaid expenses	7,665	8,764
Deferred income taxes	52,720	52,570
Assets held for sale	596	596

Total current assets	159,377	166,320

Property and Equipment, at cost:
Buildings and improvements	966,605	951,858
Furniture, fixtures and equipment	335,347	308,182

	1,301,952	1,260,040
Less: accumulated depreciation and amortization	(349,029)	(310,679)

	952,923	949,361

Land	70,106	70,106
Construction in progress	59,195	24,717

Total property and equipment, net	1,082,224	1,044,184

Excess of purchase price over fair market value of net assets acquired	79,010	79,612
Deposits and other assets	29,583	25,353

TOTAL ASSETS	$1,350,194	$1,315,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,846	$12,904
Construction contracts payable	10,589	5,063
Income taxes payable	—	1,567
Accrued liabilities	82,470	70,903
Current maturities of long-term debt	177,847	4,502

Total current liabilities	281,752	94,939

Long-term debt, net of current maturities	555,668	761,799
Deferred income taxes	139,451	126,339
Deferred compensation and other long-term liabilities	13,526	11,092

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued and outstanding —	558	549
55,788,670 shares at June 30, 2005 and 54,882,310 shares at December 31, 2004
Additional paid-in capital	177,745	166,450
Retained earnings	181,494	154,301

Total stockholders’ equity	359,797	321,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,350,194	$1,315,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Casino	$241,692	$211,904	$484,059	$427,214
Food and beverage	30,509	28,198	60,796	57,246
Rooms	6,225	6,746	11,958	13,060
Other	6,348	5,756	11,938	11,415

	284,774	252,604	568,751	508,935
Less: Promotional allowances	(45,906)	(42,599)	(89,774)	(84,567)

Net revenues	238,868	210,005	478,977	424,368

Operating Expenses:
Casino	108,031	94,830	213,554	190,948
Food and beverage	16,324	15,692	32,111	31,028
Rooms	1,762	1,581	3,261	3,206
Other	3,987	3,301	7,787	6,492
Selling, general and administrative	45,312	37,703	91,518	76,235
Depreciation and amortization	20,875	17,796	41,693	35,128
Impairment loss on assets held for sale	347	—	540	95

Total operating expenses	196,638	170,903	390,464	343,132

Income from operations	42,230	39,102	88,513	81,236

Other Income (Expense):
Interest income	229	78	348	88
Interest expense, net	(15,210)	(13,788)	(30,471)	(29,223)
Loss on early retirement of debt	(184)	(224)	(184)	(470)
Other	(451)	(140)	(1,138)	(97)

Income Before Income Tax Provision	26,614	25,028	57,068	51,534
Income tax provision	9,960	10,009	21,184	20,614

Net Income	$16,654	$15,019	$35,884	$30,920

Earnings Per Share:
Basic	$0.30	$0.28	$0.65	$0.57

Diluted	$0.29	$0.27	$0.63	$0.56

Weighted Average Shares Outstanding:
Basic	55,682	54,088	55,459	53,848

Diluted	57,265	55,720	57,089	55,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$35,884	$30,920

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,693	35,128
Amortization of debt issuance costs and debt discounts	2,078	2,262
Loss on early retirement of debt	184	470
Net change in deferred compensation liability	236	129
Impairment loss on assets held for sale	540	95
Net loss (gain) on disposition of assets	1,138	(161)
Net change in deferred income taxes	13,564	16,183
Tax benefit from stock option exercises	5,509	3,438
Decrease (increase) in restricted cash	2	(12)
Decrease in accounts receivable, net	2,892	830
(Increase) decrease in income tax refund receivable	(257)	138
Increase in inventories	(93)	(322)
Decrease in prepaid expenses	1,099	1,832
Decrease in assets held for sale	—	227
Decrease in accounts payable	(2,058)	(2,557)
Decrease in income taxes payable	(1,567)	—
Increase in accrued liabilities	11,567	7,605

Total adjustments	76,527	65,285

Net cash provided by operating activities	112,411	96,205

Cash Flows from Investing Activities:
Capital expenditures	(82,236)	(42,208)
Increase (decrease) in construction contracts payable	5,526	(6,504)
Proceeds from sale of assets	825	468
Increase in deposits and other non-current assets	(3,984)	(1,917)

Net cash used in investing activities	(79,869)	(50,161)

Cash Flows from Financing Activities:
Cash dividends paid	(8,691)	(6,757)
Principal payments of long-term debt	(33,096)	(31,859)
Proceeds from stock option exercises	5,795	4,030

Net cash used in financing activities	(35,992)	(34,586)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,450)	11,458

Cash and Cash Equivalents — Beginning of Period	86,523	78,220

Cash and Cash Equivalents — End of Period	$83,073	$89,678

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$28,554	$27,177

Cash paid for federal and state income taxes (net of refunds received)	$5,027	$2,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of consolidation and basis of presentation
     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates seven casino properties in six markets. The Company’s portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest); and Mountain High in Black Hawk, Colorado (serving the Denver, Colorado metropolitan area). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
     The Company acquired Mountain High on December 21, 2004. Accordingly, the condensed consolidated financial statements include Mountain High’s operating results only for the three months and six months ended June 30, 2005.
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
     On April 29, 2005, ACI’s Board of Directors declared a 2-for-1 split of ACI’s $0.01 par value common stock, which was distributed at the close of business on June 20, 2005. As a result of the split, 27.9 million additional shares were issued, common stock increased by $0.3 million and additional paid-in capital was reduced by $0.3 million. All references to the number of common shares and per-share amounts in this Quarterly Report give effect to the stock split.
     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(Amounts in Thousands)
Weighted average number of shares outstanding — basic earnings per share	55,682	54,088	55,459	53,848

Dilutive effect of stock options	1,583	1,632	1,630	1,606

Weighted average number of shares outstanding — diluted earnings per share	57,265	55,720	57,089	55,454

     The potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 45,431 and 103,758 for the three months ended June 30, 2005 and 2004, respectively, and 23,295 and 52,448 for the six months ended June 30, 2005 and 2004, respectively.
Note 3 — Accounting for stock-based compensation
     The Company currently accounts for stock incentive plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Under APB No. 25, compensation expense is recognized on the date of grant only if the current market price of the underlying common stock at the date of grant exceeds the exercise price. Had the Company determined compensation cost based on the fair value at the grant date for stock options under Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company’s net income and earnings per share would have been adjusted to the pro forma amounts in the following table.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(Amounts in Thousands, Except Per Share Data)
Net income:
As reported	$16,654	$15,019	$35,884	$30,920
Deduct: compensation expense under fair value-based method (net of tax)	(1,258)	(717)	(1,481)	(1,017)

Pro forma	$15,396	$14,302	$34,403	$29,903

Basic earnings per share:
As reported	$0.30	$0.28	$0.65	$0.57
Pro forma (net of tax)	$0.28	$0.26	$0.62	$0.56

Diluted earnings per share:
As reported	$0.29	$0.27	$0.63	$0.56
Pro forma (net of tax)	$0.27	$0.26	$0.60	$0.54
     For purposes of computing the pro forma compensation expense, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3.8% as of June 30, 2005 and 4.2% as of June 30, 2004; expected lives of five years as of June 30, 2005 and six years as of June 30, 2004; and expected volatility of 48% as of June 30, 2005 and 51% as of June 30, 2004. The model assumes dividend payments of $0.3125 for the year ending December 31, 2005 and $0.25 for the year ended December 31, 2004. The estimated weighted-average fair value per share of options granted was $3.14 as of June 30, 2005 and $2.72 as of June 30, 2004.
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

Note 5 — Long-term debt
     At June 30, 2005, the Company’s principal debt outstanding consisted of $353.1 million under term loan B-1 of its senior credit facilities and $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. At June 30, 2005, the amount of the $75.0 million revolving credit facility available for borrowing under its senior credit facilities was $69.3 million, after giving effect to $5.7 million of outstanding letters of credit. The revolving credit facility expires in December 2005. The term loan B-1 and the revolving credit facility bear interest at a variable rate based, at the Company’s option, on LIBOR (Eurodollar loans) or the prime rate (base rate loans), plus an applicable margin.
     During the three months ended June 30, 2005, the Company prepaid and permanently reduced term loan B-1 by $26.0 million. Additionally, the Company prepaid $4.0 million of long-term debt related to Ameristar Vicksburg during the quarter ended June 30, 2005.
     The Company is required to comply with various affirmative and negative financial and other covenants under the senior credit facilities and the indenture governing the senior subordinated notes. These covenants include, among other things, restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as requirements to maintain certain financial ratios and tests. As of June 30, 2005 and December 31, 2004, the Company was in compliance with all applicable covenants. The Company anticipates that it will replace the senior credit facilities during the second half of 2005. While the Company believes it will be able to do so on attractive terms, the Company cannot give assurance of this. Without any changes to, or the replacement of, the senior credit facilities, it is likely that the Company would violate covenants relating to permitted dividend payments and permitted capital expenditures during the second half of 2005. In connection with the anticipated replacement of the senior credit facilities, the Company expects to redeem or repurchase all of the outstanding senior subordinated notes. The notes are redeemable beginning on February 15, 2006 at 105.375% of the principal amount, plus accrued interest.
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
Note 6 — Commitments and contingencies
     The Company is self-insured for various levels of general liability, workers’ compensation and employee medical insurance coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At June 30, 2005 and December 31, 2004, the estimated liabilities for unpaid and incurred but not reported claims totaled $10.2 million and $7.9 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with seven properties in operation in Missouri, Iowa, Mississippi, Colorado and Nevada. Our portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Cactus Petes and the Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest); and Mountain High in Black Hawk, Colorado (serving the Denver, Colorado metropolitan area). We acquired Mountain High on December 21, 2004.
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
     Through the second quarter of 2005, the most significant factors and trends contributing to our operating performance were:
•	Mountain High Casino acquisition. As part of our strategy to grow the Company, we acquired Mountain High in Black Hawk, Colorado on December 21, 2004. Mountain High contributed $28.1 million to net revenues and $3.0 million to operating income during the first six months of 2005. In the second quarter of 2006, we expect to complete our current expansion and improvement projects related to the property’s casino, non-gaming venues and parking garage. Upon completion of these projects, we plan to rebrand the property as Ameristar Black Hawk. We also plan to begin construction of a new hotel at the property in the fourth quarter of 2005. We expect Mountain High’s financial results for the remainder of 2005 to be materially adversely impacted by construction disruption.

•	Coinless slot machines. Consolidated casino revenues increased $56.8 million from the first six months of 2004 in large part due to the completion of implementation of coinless slot technology at all our Ameristar-branded properties and our successful slot mix strategy, which includes the continued upgrade of popular new-generation, low-denomination slot machines.

•	Impact of branding and marketing programs. We continued to strengthen the Ameristar brand through targeted marketing, as evidenced by a 7.3% increase in rated play at our Ameristar-branded properties from the first half of 2004.

•	Expanded development activities. Expanded development activities contributed to our increased corporate expense as we continued to pursue growth through development and acquisition opportunities. Year to date, development-related costs totaled $3.5 million, an increase of $2.2 million over the same period in 2004.

•	Debt management. During the second quarter of 2005, we repaid approximately $30.9 million of long-term debt, including prepayments totaling $26.0 million on our senior credit facilities and $4.0 million related to debt at our Vicksburg property. In 2005, we have made debt principal payments totaling $33.1 million. We improved our total debt leverage ratio (as defined in our senior credit agreement) from 3.29:1 at December 31, 2004 to 2.98:1 at June 30, 2005.

•	Renovations and enhancements at our properties. Capital expenditures for the six months ended June 30, 2005 totaled $82.2 million, which included the purchase of new slot product, the hotel room renovations at our Council Bluffs and Kansas City properties, the acquisition of long-lived assets relating to various capital maintenance projects at each of our properties and the capital improvement projects underway at Mountain High.

•	Rising health benefit costs. For the six months ended June 30, 2005, our health benefit costs increased $6.5 million, or 66.6%, over the corresponding prior-year period. The rise in health benefit costs is primarily attributable to a significant increase in the number and size of large claims experienced in 2005.

Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Consolidated Cash Flow Information:
Net cash provided by operating activities	$62,489	$61,126	$112,411	$96,205

Net cash used in investing activities	$(46,303)	$(29,129)	$(79,869)	$(50,161)

Net cash used in financing activities	$(34,048)	$(21,269)	$(35,992)	$(34,586)

Net Revenues:
Ameristar St. Charles	$71,517	$69,009	$144,161	$140,449
Ameristar Kansas City	61,051	57,038	123,574	114,640
Ameristar Council Bluffs	47,262	42,473	93,625	84,827
Ameristar Vicksburg	28,846	26,010	58,643	54,925
Jackpot Properties	16,335	15,475	30,868	29,527
Mountain High (1)	13,857	—	28,106	—

Consolidated net revenues	$238,868	$210,005	$478,977	$424,368

Operating Income (Loss):
Ameristar St. Charles	$16,449	$16,346	$34,041	$35,767
Ameristar Kansas City	11,794	10,794	26,208	21,376
Ameristar Council Bluffs	14,529	12,854	27,895	25,071
Ameristar Vicksburg	7,606	6,021	16,884	14,731
Jackpot Properties	2,598	2,209	4,930	3,554
Mountain High (1)	735	—	3,009	—
Corporate and other	(11,481)	(9,122)	(24,454)	(19,263)

Consolidated operating income	$42,230	$39,102	$88,513	$81,236

Operating Income Margins (2):
Ameristar St. Charles	23.0%	23.7%	23.6%	25.5%
Ameristar Kansas City	19.3%	18.9%	21.2%	18.6%
Ameristar Council Bluffs	30.7%	30.3%	29.8%	29.6%
Ameristar Vicksburg	26.4%	23.1%	28.8%	26.8%
Jackpot Properties	15.9%	14.3%	16.0%	12.0%
Mountain High (1)	5.3%	—	10.7%	—
Consolidated operating income margin	17.7%	18.6%	18.5%	19.1%

(1)	We acquired Mountain High on December 21, 2004, and operating results are included only for the three and six months ended June 30, 2005.

(2)	Operating income margin is operating income as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(Amounts in Thousands)
		(Unaudited)
Casino Revenues:
Slots	$214,843	$185,636	$427,533	$371,592
Table games	23,948	23,660	50,322	50,254
Other	2,901	2,608	6,204	5,368

Casino revenues	241,692	211,904	484,059	427,214

Non-Casino Revenues:
Food and beverage	30,509	28,198	60,796	57,246
Rooms	6,225	6,746	11,958	13,060
Other	6,348	5,756	11,938	11,415

Non-casino revenues	43,082	40,700	84,692	81,721

Less: Promotional Allowances	(45,906)	(42,599)	(89,774)	(84,567)

Total Net Revenues	$238,868	$210,005	$478,977	$424,368

     Net Revenues
     Consolidated net revenues for the quarter ended June 30, 2005 increased $28.9 million, or 13.7%, over the second quarter of 2004. All of our properties (other than Mountain High, which we did not acquire until December 21, 2004) improved in net revenues compared to the second quarter of 2004, with increases of 11.3% at Ameristar Council Bluffs, 10.9% at Ameristar Vicksburg, 7.0% at Ameristar Kansas City, 5.6% at the Jackpot Properties and 3.6% at Ameristar St. Charles.
     For the quarter, Ameristar Council Bluffs, Ameristar Kansas City and Ameristar Vicksburg improved their market leadership positions to 43.4%, 36.9% and 46.6%, respectively, with increases of 2.6, 2.1 and 0.9 percentage points, respectively, over the prior-year second quarter. Ameristar Council Bluffs benefited from construction disruption at the competing racetrack casino. Ameristar St. Charles maintained its market share leadership position with 31.6% of the market, despite a 1.1 percentage point decrease from the second quarter of 2004. The decline in market share leadership mostly resulted from a major facility expansion at the property’s primary competitor that was completed in the third quarter of 2004. Ameristar St. Charles has led the St. Louis market for nine of the last 11 quarters.
     Led by a $29.2 million (15.7%) increase in slot revenues, consolidated casino revenues for the second quarter of 2005 increased 14.1% from the second quarter of 2004. Mountain High contributed $14.3 million to casino revenues during the second quarter of 2005. We believe that the growth in slot revenues at our other properties has been driven by our complete implementation of coinless slot technology at our Ameristar-branded properties and our successful slot mix strategy, which includes the continued upgrade to popular new-generation, low-denomination slot machines. We further believe casino revenues increased in part as a result of our continued successful implementation of our targeted marketing programs, as evidenced by a 7.4% increase in rated play at our Ameristar-branded properties from the second quarter of 2004.
     Food and beverage revenues increased $2.3 million (8.2%) over the prior-year second quarter. The increase was mostly attributable to the acquisition of Mountain High, which contributed $1.9 million in additional food and beverage revenues during the second quarter of 2005.

     Room revenues for the quarter ended June 30, 2005 decreased 7.7% from the second quarter of 2004. The $0.5 million decrease was primarily due to reduced room capacity as a result of the ongoing renovation of the hotel rooms at Ameristar Kansas City, which is expected to be completed in the third quarter of 2005, and the hotel room renovation project at Ameristar Council Bluffs, which was completed in May 2005.
     For the six months ended June 30, 2005, net revenues grew by $54.6 million, or 12.9%, from the corresponding 2004 period. All of our properties increased net revenues during the first six months of 2005 when compared to 2004, including improvements of 10.4% at Ameristar Council Bluffs, 7.8% at Ameristar Kansas City, 6.8% at Ameristar Vicksburg, 4.5% at the Jackpot Properties and 2.6% at Ameristar St. Charles.
     For the six months ended June 30, 2005, casino revenues increased $56.8 million, or 13.3%, compared to the first six months of 2004. We believe the $55.9 million (15.1%) increase in slot revenues over the prior-year period is the result of the aforementioned factors, including our implementation of coinless slots and the increasing popularity of low-denomination slot machines.
     Operating Income
     In the second quarter of 2005, consolidated operating income increased $3.1 million, or 8.0%, over the second quarter of 2004. The growth in consolidated operating income was principally driven by the increase in revenues noted above and the continued concentration on cost-containment initiatives related to marketing and food and beverage operations. The factors described below should also be considered in evaluating the performance of the specified properties.
     Despite the major facility expansion by our St. Charles property’s primary competitor that has created a more competitive environment and resulted in increased promotional expenses, Ameristar St. Charles experienced only a 0.7 percentage point decrease in operating income margin compared to the prior-year second quarter.
     Ameristar Council Bluffs increased second quarter operating income by $1.7 million, or 13.0%, compared to the prior-year period. The substantial increase in revenues at our Council Bluffs property from the prior-year period enabled the property to maintain a relatively flat operating income margin notwithstanding construction disruption from the recently remodeled buffet and hotel rooms and a 2.0 percentage point increase in the Iowa tax rate on gaming revenues of riverboat casinos, which became effective July 1, 2004.
     Mountain High provided $0.7 million of operating income in the second quarter of 2005. However, significant construction disruption related to the casino expansion project currently underway materially adversely affected Mountain High’s operating results during the second quarter, and we expect the disruption to increase for the remainder of this year.
     Consolidated operating income margin decreased 0.9 percentage point from the prior-year second quarter, to 17.7%. Consolidated operating income and the related margin were negatively impacted by a $4.3 million increase in health benefit costs at our operating properties attributable primarily to greater large claim payments. Consolidated operating income was also affected by an increase in depreciation expense. Depreciation and amortization expense increased $3.1 million (17.3%) over the second quarter of 2004, primarily due to the increase in our depreciable assets resulting from the purchase of new-generation, low-denomination slot product and $1.4 million in depreciation expense relating to Mountain High. The increase in depreciation and amortization expense adversely impacted diluted earnings per share for the quarter ended June 30, 2005 by $0.03.
     Corporate expense increased $2.4 million (26.8%) compared to the prior-year second quarter. The increase in corporate expense was primarily the result of expanded development activities and the addition of corporate staff to position us for future growth. The increase in development-related costs was mostly attributable to our ongoing pursuit of a gaming license in Pennsylvania.

     Consolidated operating income for the six months ended June 30, 2005 increased $7.3 million (9.0%) over the first six months of 2004. Year-to-date operating income improved $4.8 million at Ameristar Kansas City, $2.8 million at Ameristar Council Bluffs, $2.2 million at Ameristar Vicksburg and $1.4 million at the Jackpot Properties. We believe that the improvements at these properties were attributable to the effective implementation of our core operating strategies, particularly including the aforementioned cost-containment initiatives and revenue enhancement through the deployment of new slot product. During the first half of 2005, operating income at Ameristar St. Charles declined $1.7 million compared to the corresponding period in 2004, due primarily to the increases in promotional spending, depreciation expense and employee benefits.
     Year to date, corporate expense increased $5.2 million, or 27.9%, compared to the first six months of 2004. The increase was primarily the result of higher employee compensation, employee benefits and professional fees and related costs associated with our development activities. Development-related costs totaled $3.5 million for the six months ended June 30, 2005, a $2.2 million increase over the same period in 2004. During the first half of 2005, corporate employee compensation and benefits increased $1.6 million and $1.2 million, respectively, compared to the corresponding period in 2004.
     Interest Expense
     Consolidated interest expense, net of amounts capitalized, for the quarter ended June 30, 2005 increased $1.4 million, or 10.3%, over the 2004 second quarter, due primarily to a 0.6 percentage point rise in our average interest rate and an increase in our long-term debt level resulting from the $115.0 million borrowed in December 2004 to acquire Mountain High. Consolidated net interest expense for the six months ended June 30, 2005 increased $1.2 million, or 4.3%, compared to the first half of 2004. Year to date, the increases in the average interest rate and long-term debt level were partially offset by a decrease in interest expense resulting from the termination of our interest rate swap agreement on March 31, 2004 and an increase in capitalized interest. The increase in consolidated net interest expense adversely impacted diluted earnings per share for the three months and six months ended June 30, 2005 by $0.02 and $0.01, respectively.
     Income Taxes
     Our effective income tax rate was 37.4% for the quarter ended June 30, 2005, compared to 40.0% for the same period in 2004. For the six months ended June 30, 2005 and 2004, the effective income tax rate was 37.1% and 40.0%, respectively. The federal income tax statutory rate was 35% in all periods presented. Year to date, our effective state income tax rate decreased from 5.0% in 2004 to 2.1% in 2005. This decrease in the effective state income tax rate favorably affected diluted earnings per share for the three months and six months ended June 30, 2005 by $0.01 and $0.03, respectively.
     Net Income
     For the second quarter of 2005, consolidated net income increased $1.6 million, or 10.9%, over the second quarter of 2004. Diluted earnings per share were $0.29 in the quarter ended June 30, 2005, compared to $0.27 in the corresponding prior-year quarter. Consolidated net income for the six months ended June 30, 2005 increased $5.0 million, or 16.1%, over the corresponding 2004 period. Diluted earnings per share were $0.63 in the six months ended June 30, 2005, compared to $0.56 in the first half of 2004. Average diluted shares outstanding increased over the prior-year periods, in large part due to the substantial increase in our stock price that resulted in increased dilution from in-the-money employee stock options. The increase in average diluted shares adversely impacted diluted earnings per share for the three months and six months ended June 30, 2005 by $0.01 and $0.02, respectively. For the quarter and six months ended June 30, 2005, other non-operating expenses included losses on disposal of assets related to our Kansas City hotel renovation project totaling $0.6 million and $1.2 million, respectively.

Liquidity and Capital Resources
     Net cash provided by operating activities was $112.4 million for the six months ended June 30, 2005, compared to $96.2 million for the same period of 2004. This increase is primarily due to improvements in operating results, as discussed under “Results of Operations” above.
     Net cash used in investing activities was $79.9 million for the first six months of 2005, compared to $50.2 million for the corresponding prior-year period. During the first half of 2005, we incurred $82.2 million in capital expenditures, which included $18.0 million related to the purchase of slot machines and $64.2 million for other capital improvement and renovation projects, including the recently completed hotel room renovations at Ameristar Council Bluffs, the ongoing hotel room renovations at our Kansas City property, the capital improvement projects underway at Mountain High and the implementation of information technology solutions to enhance our operating capabilities. Although operating performance has been negatively impacted by the construction disruption, we believe these renovations and enhancements will further increase each property’s competitive position within their respective markets upon completion.
     During the first half of 2004, we incurred $42.2 million of capital expenditures, which included $23.2 million related to the purchase of slot machines and $19.0 million for other capital improvement and renovation projects. Construction contracts payable decreased by $6.5 million during the first six months of 2004, mostly as a result of a final $4.3 million payment to our general contractor in connection with the Ameristar St. Charles construction project completed in 2002.
     In order to fully capitalize on the opportunities we are presented with in the Black Hawk market, we are currently considering expanding the scope of our planned capital improvements to the Mountain High property. As a result, we have not yet completed a definitive project budget or schedule for the hotel; however, we expect to begin construction of the hotel in the fourth quarter of 2005. The other planned improvements to the gaming and non-gaming areas of the property are now expected to be completed in the second quarter of 2006. At that time, we plan to rebrand the property under the “Ameristar” name.
     Net cash used in financing activities was $36.0 million during the first half of 2005, compared to $34.6 million for the six months ended June 30, 2004. In 2005, we reduced our long-term debt by approximately $33.1 million, including $26.0 million of prepayments on our senior credit facilities and a $4.0 million prepayment of debt related to Ameristar Vicksburg. During the first six months of 2004, we repaid $31.9 million of long-term debt, including $30.0 million in prepayments on our senior credit facilities. We received $5.8 million and $4.0 million in proceeds from employee stock option exercises during the first half of 2005 and 2004, respectively.
     On February 8, 2005 and May 2, 2005, our Board of Directors declared quarterly cash dividends in the amount of $0.078125 per share, which we paid to stockholders on March 15, 2005 and June 20, 2005, respectively. The cash dividends paid for the six months ended June 30, 2005 totaled $8.7 million. During the first six months of 2004, cash dividend payments totaled $6.8 million.
     At June 30, 2005, our principal debt outstanding consisted of $353.1 million under term loan B-1 of our senior credit facilities and $380.0 million in aggregate principal amount of our 10.75% senior subordinated notes due 2009. At June 30, 2005, the amount of our $75.0 million revolving credit facility available for borrowing under the senior credit facilities was $69.3 million, after giving effect to $5.7 million of outstanding letters of credit. The revolving credit facility expires in December 2005. At June 30, 2005, our total debt was $733.5 million, representing an increase of $48.1 million from June 30, 2004.
     All mandatory principal repayments have been made through June 30, 2005. We expect to fund all principal repayments in 2005 from cash flows from operating activities. Significant principal repayments will be required on term loan B-1 in 2006; however, as noted below, we intend to refinance this debt in the second half of 2005.

     We are required to comply with various affirmative and negative financial and other covenants under the senior credit facilities and the indenture governing our senior subordinated notes. These covenants include, among other things, restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as requirements to maintain certain financial ratios and tests. As of June 30, 2005 and December 31, 2004, we were in compliance with all applicable covenants. We anticipate that we will replace the senior credit facilities during the second half of 2005. While we believe we will be able to do so on attractive terms, we cannot give assurance of this. Without any changes to, or replacement of, the senior credit facilities, it is likely that we would violate covenants relating to permitted dividend payments and permitted capital expenditures during the second half of 2005.
     In connection with the anticipated replacement of the senior credit facilities, we expect to redeem or repurchase all of the outstanding senior subordinated notes. The notes are redeemable beginning on February 15, 2006 at 105.375% of the principal amount, plus accrued interest. We anticipate the early retirement of the senior subordinated notes with borrowings under the new senior credit facilities will reduce our average interest rate and provide significant savings related to interest expense, although it will result in a one-time charge for loss on early retirement of debt.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. It is possible that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will not be able to support our operations and liquidity requirements, including all of our currently planned capital expenditures. If our existing sources of cash are insufficient to meet such needs, we will be required to seek additional borrowings or scale back our capital plans. While we believe we will have access to additional funds on attractive terms, we cannot provide assurance of that. Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants. Our ability to borrow funds under our senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of our senior credit facilities, for the preceding four fiscal quarters. As of June 30, 2005, in addition to the $69.3 million available for borrowing under the senior credit facilities, we had $83.1 million of cash and cash equivalents, approximately $48 million of which were required for daily operations.
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
Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of the factors, risks and uncertainties that could affect our future results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of June 30, 2005, we had $353.1 million outstanding under our senior credit facilities, bearing interest at variable rates. Other than the borrowings under the senior credit facilities at June 30, 2005 (“Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At June 30, 2005, the average interest rate applicable to the Variable Rate Debt was 5.5%. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at June 30, 2005 would increase our annual interest cost by approximately $3.5 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements or other derivative instruments in order to hedge our interest rate exposure under the senior credit facilities as market conditions warrant.
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
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second fiscal quarter of 2005.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our 2005 Annual Meeting of Stockholders was held on June 17, 2005.

(b) and (c)	The following table shows the tabulation of votes for all matters put to vote at our 2005 Annual Meeting of Stockholders.

Matters Put to Vote	For	Against/Withheld	Abstentions	Broker Non-Votes
Election of Larry A. Hodges as a Class A Director	46,447,176	3,598,714	0	0

Proposal to approve an amendment to the Company’s Amended and Restated 1999 Stock Incentive Plan to increase the number of shares available for issuance thereunder to 14,000,000	34,799,628	11,229,354	13,318	4,003,590

Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing
3(i).1	Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by the Registrant under the Securities Act of 1933, as amended (File No. 33-68936).

3(i).2	Certificate of Amendment to Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3(i).3	Certificate of Change Pursuant to NRS 78.209	Incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Form 8-K filed June 8, 2005.

10.1	Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan, effective as of June 17, 2005	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2005.

31.1	Certification of Craig H. Neilsen, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC.
Registrant

Date: August 9, 2005	By:	/s/ Thomas M. Steinbauer

Thomas M. Steinbauer
Senior Vice President of Finance, Chief
Financial Officer and Treasurer