Form 10-Q
period 2005-09-30
AMERISTAR CASINOS INC
filed 2005-11-09
CIK 912145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
As of November 2, 2005, 55,853,088 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$82,776	$86,523
Restricted cash	6,474	4,486
Accounts receivable, net	4,097	6,454
Inventories	7,132	6,927
Prepaid expenses	11,957	8,764
Deferred income taxes	52,570	52,570
Assets held for sale	596	596

Total current assets	165,602	166,320

Property and Equipment, at cost:
Buildings and improvements	970,553	951,858
Furniture, fixtures and equipment	345,121	308,182

	1,315,674	1,260,040
Less: accumulated depreciation and amortization	(369,414)	(310,679)

	946,260	949,361

Land	71,748	70,106
Construction in progress	92,081	24,717

Total property and equipment, net	1,110,089	1,044,184

Excess of purchase price over fair market value of net assets acquired	78,709	79,612
Deposits and other assets	29,077	25,353

TOTAL ASSETS	$1,383,477	$1,315,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$14,777	$12,904
Construction contracts payable	13,983	5,063
Income taxes payable	6,520	1,567
Accrued liabilities	77,374	70,903
Current maturities of long-term debt	274,921	4,502

Total current liabilities	387,575	94,939

Long-term debt, net of current maturities	467,853	761,799
Deferred income taxes	141,239	126,339
Deferred compensation and other long-term liabilities	14,548	11,092

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized - 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized - 120,000,000 shares; Issued and outstanding — 55,843,320 shares at September 30, 2005 and 54,882,310 shares at December 31, 2004	558	549
Additional paid-in capital	178,474	166,450
Retained earnings	193,230	154,301

Total stockholders’ equity	372,262	321,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,383,477	$1,315,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Casino	$241,287	$215,001	$725,346	$642,216
Food and beverage	32,023	28,828	92,818	86,073
Rooms	6,804	6,959	18,762	20,019
Other	6,720	6,370	18,657	17,785

	286,834	257,158	855,583	766,093
Less: Promotional allowances	48,243	41,507	138,018	126,074

Net revenues	238,591	215,651	717,565	640,019

Operating Expenses:
Casino	106,885	94,768	320,439	285,716
Food and beverage	16,554	16,314	48,665	47,342
Rooms	1,653	1,706	4,913	4,912
Other	4,405	4,244	12,192	10,736
Selling, general and administrative	47,153	39,321	138,671	115,555
Depreciation and amortization	21,319	18,888	63,011	54,016
Impairment loss on assets held for sale	143	100	683	196

Total operating expenses	198,112	175,341	588,574	518,473

Income from operations	40,479	40,310	128,991	121,546

Other Income (Expense):
Interest income	184	69	532	157
Interest expense, net	(14,850)	(13,806)	(45,321)	(43,029)
Loss on early retirement of debt	—	(202)	(184)	(673)
Other	(407)	50	(1,545)	(46)

Income Before Income Tax Provision	25,406	26,421	82,473	77,955
Income tax provision	9,306	9,820	30,491	30,434

Net Income	$16,100	$16,601	$51,982	$47,521

Earnings Per Share:
Basic	$0.29	$0.31	$0.94	$0.88

Diluted	$0.28	$0.30	$0.91	$0.86

Weighted Average Shares
Outstanding:
Basic	55,825	54,218	55,582	53,971

Diluted	57,232	55,559	57,139	55,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$51,982	$47,521

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,011	54,016
Amortization of debt issuance costs and debt discounts	3,115	3,359
Loss on early retirement of debt	184	673
Net change in deferred compensation liability	370	177
Impairment loss on assets held for sale	683	196
Net loss (gain) on disposition of assets	1,545	(176)
Net change in deferred income taxes	15,803	25,258
Tax benefit from stock option exercises	5,788	3,482
Increase in restricted cash	(1,988)	(1,795)
Decrease in accounts receivable, net	2,357	904
Decrease in income tax refund receivable	—	184
Increase in inventories	(205)	(314)
Increase in prepaid expenses	(3,193)	(999)
Decrease in assets held for sale	—	179
Increase (decrease) in accounts payable	1,873	(8,039)
Increase in income taxes payable	4,953	—
Increase (decrease) in accrued liabilities	6,471	(350)

Total adjustments	100,767	76,755

Net cash provided by operating activities	152,749	124,276

Cash Flows from Investing Activities:
Capital expenditures	(132,178)	(62,816)
Increase (decrease) in construction contracts payable	8,920	(8,033)
Proceeds from sale of assets	1,064	732
Increase in deposits and other non-current assets	(3,125)	(2,491)

Net cash used in investing activities	(125,319)	(72,608)

Cash Flows from Financing Activities:
Cash dividends paid	(13,053)	(10,141)
Proceeds from revolving credit facility	10,000	—
Principal payments of long-term debt	(34,025)	(47,660)
Proceeds from stock option exercises	6,245	4,115
Debt issuance costs	(344)	—

Net cash used in financing activities	(31,177)	(53,686)

Net Decrease in Cash and Cash Equivalents	(3,747)	(2,018)

Cash and Cash Equivalents — Beginning of Period	86,523	78,220

Cash and Cash Equivalents — End of Period	$82,776	$76,202

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$52,441	$50,098

Cash paid for federal and state income taxes (net of refunds received)	$5,693	$2,286

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
     The Company acquired Mountain High on December 21, 2004. Accordingly, the condensed consolidated financial statements include Mountain High’s operating results only for the three months and nine months ended September 30, 2005.
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
     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(Amounts in Thousands)
Weighted average number of shares outstanding — basic earnings per share	55,825	54,218	55,582	53,971

Dilutive effect of stock options	1,407	1,341	1,557	1,518

Weighted average number of shares outstanding — diluted earnings per share	57,232	55,559	57,139	55,489

     The potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 139,800 and 201,548 for the three months ended September 30, 2005 and 2004, respectively, and 61,748 and 102,510 for the nine months ended September 30, 2005 and 2004, respectively.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(Amounts in Thousands, Except Per Share Data)
Net income:
As reported	$16,100	$16,601	$51,982	$47,521
Deduct: compensation expense under fair value-based method (net of tax)	(287)	(747)	(1,768)	(1,764)

Pro forma	$15,813	$15,854	$50,214	$45,757

Basic earnings per share:
As reported	$0.29	$0.31	$0.94	$0.88
Pro forma (net of tax)	$0.28	$0.29	$0.90	$0.85

Diluted earnings per share:
As reported	$0.28	$0.30	$0.91	$0.86
Pro forma (net of tax)	$0.28	$0.29	$0.88	$0.82
     For purposes of computing the pro forma compensation expense, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.2% as of September 30, 2005 and 3.6% as of September 30, 2004; expected lives of 5 years as of September 30, 2005 and 6 years as of September 30, 2004; and expected volatility of 48% as of September 30, 2005 and 51% as of September 30, 2004. The model assumes dividend payments of $0.3125 for the year ending December 31, 2005 and $0.25 for the year ended December 31, 2004. The estimated weighted-average fair value per share of options granted was $3.14 as of September 30, 2005 and $2.54 as of September 30, 2004.
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

Note 5 — Long-term debt
     At September 30, 2005, the Company’s principal debt outstanding consisted of $362.2 million under term loan B-1 and the revolving credit facility of its senior secured credit facilities and $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. At September 30, 2005, the amount of the $75.0 million revolving credit facility available for borrowing was $59.3 million. The revolving credit facility expires in December 2005. The term loan B-1 and the revolving credit facility bear interest at a variable rate based, at the Company’s option, on LIBOR (Eurodollar loans) or the prime rate (base rate loans), plus an applicable margin.
     The Company is required to comply with various affirmative and negative financial and other covenants under the senior credit facilities and the indenture governing the senior subordinated notes. These covenants include, among other things, restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as requirements to maintain certain financial ratios and tests. The Company amended the senior credit facilities in August 2005 to increase the allowable cumulative dividend payments from $25.0 million to $32.5 million. As of September 30, 2005 and December 31, 2004, the Company was in compliance with all applicable covenants.
     Without any changes to, or the replacement of, the senior credit facilities, it is likely that the Company would violate covenants relating to permitted capital expenditures for the year ending December 31, 2005. However, the Company is in the process of replacing its existing senior credit facilities. The replacement senior secured credit facilities will include a $400.0 million seven-year term loan and a five-year revolving credit facility with capacity for borrowing up to $800.0 million. The term loan and the revolving credit facility will bear interest at a variable rate based, at the Company’s option, on LIBOR (Eurodollar loans) or the prime rate (base rate loans), plus an applicable margin. All of the Company’s operating subsidiaries will guarantee the new senior credit facilities. Under the terms of the new debt, the Company will be required to comply with various affirmative and negative financial and other covenants, including limitations on capital expenditures, investments, restricted payments, asset sales and other indebtedness. The Company will also be required to maintain certain financial ratios and tests. The replacement senior credit facilities are expected to be completed in November 2005.
     In connection with the anticipated replacement of the senior credit facilities, the Company expects to redeem all of the outstanding senior subordinated notes. The notes are redeemable beginning on February 15, 2006 at 105.375% of the principal amount, plus accrued interest. The Company anticipates the early retirement of the senior subordinated notes will reduce the Company’s average interest rate and provide significant savings related to interest expense, although it will result in a one-time charge for loss on early retirement of debt.
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
Note 6 — Commitments and contingencies
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At September 30,

2005 and December 31, 2004, the estimated liabilities for unpaid and incurred but not reported claims totaled $10.5 million and $7.9 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.
     Guarantees. In December 2000, the Company assumed several agreements with the Missouri 210 Highway Transportation Development District (“Development District”) that had been entered into in order to assist the Development District in the financing of a highway improvement project in the area around the Ameristar Kansas City property. In order to pay for the highway improvement project, the Development District issued revenue bonds totaling $9.0 million with scheduled maturities from 2006 through 2011.
     The Company has provided an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $4.4 million as of September 30, 2005 and may be subsequently reduced as principal and interest mature on the revenue bonds. Additionally, the Company is obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds, as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through September 30, 2005, the Company had paid $0.8 million in shortfalls and other costs. As required by the agreements, the Company anticipates that it will ultimately be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and has recorded a corresponding receivable as of September 30, 2005.
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
       The following significant factors and trends should be considered in analyzing our operating performance:
•	Post-hurricane improvement at Ameristar Vicksburg. During the third quarter of 2005, Ameristar Vicksburg increased operating income by $1.8 million, or 28.8%, over the third quarter of 2004. The improved financial performance of this property is mostly attributable to the substantial increase in business volume following the closure of the Gulf Coast casinos as a result of Hurricane Katrina. We expect the property to continue to benefit until gaming capacity on the Gulf Coast is restored to a level necessary to meet demand.

•	Mountain High Casino acquisition and expansion. As part of our strategy to grow the Company, we acquired Mountain High in Black Hawk, Colorado on December 21, 2004. Mountain High contributed $39.2 million to net revenues and $1.6 million to operating income during the first nine months of 2005. Mountain High’s 2005 financial results have been adversely impacted by a temporary road closure and construction disruption as we progress toward the completion of the initial phases of planned capital improvement projects at the property. The expansion of the parking garage, which will nearly double the capacity to 1,550 parking spaces, will be completed in November 2005 and the remodeling of the casino and non-gaming venues on the first floor will be substantially completed in December 2005. In February 2006, we expect to complete the second floor of the casino, which will include an additional 700 slot machines. The property will be rebranded as Ameristar Black Hawk in the second quarter of 2006. We also plan to begin construction of a 537-room hotel at the property in early 2006. We expect the total cost of our planned capital improvements at Mountain High to be approximately $260 million, which will bring the total investment in the property to approximately $380 million.

•	Increased competitive pressures in the St. Louis market. The St. Louis market has developed into a more competitive environment in response to which we increased costs associated with marketing and promotional activities at Ameristar St. Charles to maintain our competitive position in the market. As a result, Ameristar St. Charles experienced a decrease of $2.0 million in operating income and a decline of 1.6 percentage points in operating income margin for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. We have commenced construction to expand the property, which will provide us with additional amenities with which to compete in the market and which we believe will lead to the extension of our market share leadership upon completion. The expansion projects include the construction of a 400-room all-suite hotel, an indoor/outdoor swimming pool, an additional parking garage and a conference center. The total cost of the projects is expected to be approximately $240 million, with the projected completion dates ranging from the second quarter of 2006 for the conference center to the fourth quarter of 2007 for the hotel.

•	Coinless slot machines and slot mix. Consolidated casino revenues increased $83.1 million from the first nine months of 2004 in large part due to the completion of implementation of coinless slot technology at all our Ameristar-branded properties and our successful slot mix strategy, which includes the continued introduction of popular new-generation, low-denomination slot machines.

•	Impact of branding and marketing programs. We continued to strengthen the Ameristar brand through targeted marketing, as evidenced by a 6.8% increase in rated play at our Ameristar-branded properties for the first nine months of 2005 compared to the same period in 2004.

•	Rising health benefit costs. For the nine months ended September 30, 2005, our health benefit costs increased $7.1 million, or 44.8%, over the corresponding prior-year period. The rise in health benefit costs is primarily attributable to a significant increase in the number and size of large claims experienced in 2005.

•	External development costs. Development activities contributed to our increased corporate expense as we continued to pursue growth through development and acquisition opportunities. Year to date, development-related costs totaled $5.7 million compared to $2.6 million for the same period in 2004. For the nine months ended September 30, 2005 and 2004, we incurred costs relating to our pursuit of a casino license in Pennsylvania totaling approximately $2.6 million and $0.3 million, respectively. In early November 2005, we suspended our development efforts in Pennsylvania. For the nine months ended September 30, 2005 and 2004, we spent approximately $1.0 million and $1.1 million, respectively, in development-related costs in the United Kingdom. Development costs in the United Kingdom were substantially reduced beginning in the second quarter of 2005.

•	Renovations and enhancements at our properties. Capital expenditures for the nine months ended September 30, 2005 totaled $132.2 million, which included the capital improvement projects underway at Mountain High, completed hotel room renovations at our Council Bluffs and Kansas City properties, the purchase of new slot product and the acquisition of fixed assets relating to various capital maintenance projects at each of our properties.

Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Consolidated Cash Flow Information:
Net cash provided by operating activities	$40,338	$28,071	$152,749	$124,276

Net cash used in investing activities	$(45,450)	$(22,447)	$(125,319)	$(72,608)

Net cash provided by (used in) financing activities	$4,815	$(19,100)	$(31,177)	$(53,686)

Net Revenues:
Ameristar St. Charles	$71,367	$68,883	$215,527	$209,332
Ameristar Kansas City	62,127	59,520	185,701	174,160
Ameristar Council Bluffs	46,956	44,229	140,580	129,056
Ameristar Vicksburg	29,516	26,364	88,160	81,289
Jackpot Properties	17,553	16,655	48,421	46,182
Mountain High (1)	11,072	—	39,176	—

Consolidated net revenues	$238,591	$215,651	$717,565	$640,019

Operating Income (Loss):
Ameristar St. Charles	$15,157	$15,380	$49,197	$51,147
Ameristar Kansas City	12,439	12,111	38,648	33,487
Ameristar Council Bluffs	15,151	13,317	43,045	38,388
Ameristar Vicksburg	8,040	6,241	24,924	20,972
Jackpot Properties	3,909	3,501	8,839	7,054
Mountain High (1)	(1,454)	—	1,555	—
Corporate and other	(12,763)	(10,240)	(37,217)	(29,502)

Consolidated operating income	$40,479	$40,310	$128,991	$121,546

Operating Income Margins (2):
Ameristar St. Charles	21.2%	22.3%	22.8%	24.4%
Ameristar Kansas City	20.0%	20.3%	20.8%	19.2%
Ameristar Council Bluffs	32.3%	30.1%	30.6%	29.7%
Ameristar Vicksburg	27.2%	23.7%	28.3%	25.8%
Jackpot Properties	22.3%	21.0%	18.3%	15.3%
Mountain High (1)	(13.1%)	—	4.0%	—
Consolidated operating income margin	17.0%	18.7%	18.0%	19.0%

(1)	We acquired Mountain High on December 21, 2004, and operating results are included only for the three and nine months ended September 30, 2005.
(2)	Operating income margin is operating income as a percentage of net revenues.

  The following table presents detail of our net revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(Amounts in Thousands)
		(Unaudited)
Casino Revenues:
Slots	$213,791	$188,661	$641,324	$560,253
Table games	24,486	23,697	74,808	73,951
Other	3,010	2,643	9,214	8,012

Casino revenues	241,287	215,001	725,346	642,216

Non-Casino Revenues:
Food and beverage	32,023	28,828	92,818	86,073
Rooms	6,804	6,959	18,762	20,019
Other	6,720	6,370	18,657	17,785

Non-casino revenues	45,547	42,157	130,237	123,877

Less: Promotional Allowances	(48,243)	(41,507)	(138,018)	(126,074)

Total Net Revenues	$238,591	$215,651	$717,565	$640,019

     Net Revenues
     Consolidated net revenues for the quarter ended September 30, 2005 increased $22.9 million, or 10.6%, over the third quarter of 2004. All of our properties (other than Mountain High, which we did not acquire until December 21, 2004) improved in net revenues compared to the third quarter of 2004, with increases of 12.0% at Ameristar Vicksburg, 6.2% at Ameristar Council Bluffs, 5.4% at the Jackpot Properties, 4.4% at Ameristar Kansas City and 3.6% at Ameristar St. Charles.
     For the quarter, all of our Ameristar-branded properties improved their market leadership positions over the prior-year third quarter. Ameristar Vicksburg and Ameristar Council Bluffs extended and improved their long-time market leadership positions by 2.4 and 1.6 percentage points to 47.4% and 43.0%, respectively, over the third quarter of 2004. Ameristar Kansas City and Ameristar St. Charles increased reported market share by 2.0 and 0.7 percentage points to 37.3% and 31.8%, respectively, over the prior-year third quarter. Ameristar St. Charles has led the St. Louis market for 10 of the last 12 quarters.
     Led by a $25.1 million (13.3%) increase in slot revenues, consolidated casino revenues for the third quarter of 2005 increased 12.2% from the third quarter of 2004. Mountain High contributed $11.7 million to casino revenues during the third quarter of 2005. We believe that the growth in slot revenues at our other properties has been driven by our complete implementation of coinless slot technology at our Ameristar-branded properties and our successful slot mix strategy, which includes the continued introduction of new-generation, low-denomination slot machines that have been increasingly popular with our customers. We further believe casino revenues increased in part as a result of the continued successful implementation of our targeted marketing programs, as evidenced by a 6.0% increase in rated play at our Ameristar-branded properties from the third quarter of 2004.
     Food and beverage revenues increased $3.2 million (11.1%) over the prior-year third quarter. The increase was mostly attributable to the acquisition of Mountain High, which contributed $1.8 million in additional food and beverage revenues during the third quarter of 2005.

     Room revenues for the quarter ended September 30, 2005 decreased 2.2% from the third quarter of 2004. The decrease was primarily due to reduced room capacity as a result of the renovation of the hotel rooms at Ameristar Kansas City, which is now complete.
     For the nine months ended September 30, 2005, net revenues grew by $77.5 million, or 12.1%, from the corresponding 2004 period. All of our properties increased net revenues during the first nine months of 2005 when compared to 2004, including improvements of 8.9% at Ameristar Council Bluffs, 8.5% at Ameristar Vicksburg, 6.6% at Ameristar Kansas City, 4.8% at the Jackpot Properties and 3.0% at Ameristar St. Charles.
     For the nine months ended September 30, 2005, casino revenues increased $83.1 million, or 12.9%, compared to the first nine months of 2004. We believe the $81.1 million (14.5%) increase in slot revenues over the prior-year period is the result of the aforementioned factors, including our implementation of coinless slots and the increasing popularity of low-denomination slot machines.
     Operating Income
     Consolidated operating income in the third quarter of 2005 increased $0.2 million, or 0.4%, compared to the 2004 third quarter. Consolidated operating income margin decreased 1.7 percentage points from the prior-year third quarter. Consolidated operating income and the related margin were negatively impacted by a $1.0 million charge related to our development efforts in Pennsylvania, greater than expected construction disruption at Mountain High and increased competitive pressures in our St. Charles market, which are more fully discussed elsewhere in this report.
     Consolidated operating income was also affected by an increase in depreciation expense. Depreciation and amortization expense increased $2.4 million (12.9%) over the third quarter of 2004, primarily due to the increase in our depreciable assets resulting from the purchase of new-generation, low-denomination slot product and $1.7 million in depreciation expense relating to Mountain High.
     Corporate expense increased $2.5 million compared to the prior-year third quarter. The increase in corporate expense reflects the $1.0 million charge in connection with our pursuit of a casino license in Philadelphia, Pennsylvania. Following an in-depth analysis of the Philadelphia market, operational projections and construction cost estimates, we have determined that execution of our core business strategy of developing first-class gaming and entertainment properties cannot generate a sufficient return on our investment to justify proceeding with a casino license application for Philadelphia at this time. We will continue to monitor governmental affairs for developments relating to gaming taxes and other governmental charges that may produce a more attractive market for investment.
     During the third quarter of 2005, Ameristar Vicksburg increased operating income by $1.8 million, or 28.8%, over the third quarter of 2004. As discussed above, the improved financial performance of this property is mostly attributable to the substantial increase in business volume following the closure of the Gulf Coast casinos as a result of Hurricane Katrina. We expect the property to continue to benefit until gaming capacity on the Gulf Coast is restored to a level necessary to meet demand.
     The St. Louis market has developed into a more competitive environment in response to which we increased costs associated with marketing and promotional activities at Ameristar St. Charles. As a result, Ameristar St. Charles experienced a 1.1 percentage point decrease in operating income margin compared to the prior-year third quarter.
     Ameristar Council Bluffs increased third quarter operating income by $1.8 million, or 13.8%, compared to the prior-year period. The substantial increase in revenues at our Council Bluffs property from the prior-year period enabled the property to increase its operating income margin by 2.2 percentage points. We continue to benefit from significant construction disruption and a reduced number of available slot machines at the competing racetrack casino. We believe that competition will intensify in this market when the improvements at the racetrack casino are completed, which is expected to occur in the first quarter of 2006.
     For the quarter ended September 30, 2005, Mountain High had a $1.5 million operating loss. Significant construction disruption due to the casino expansion project currently underway materially affected Mountain High’s operating results during the third quarter, and we expect the disruption to continue for the remainder of this year and through the first quarter of 2006. Mountain High was also adversely affected during most of the third quarter of 2005 by the temporary closure of a principal highway connecting Black Hawk and Denver.
     Consolidated operating income for the nine months ended September 30, 2005 increased $7.4 million (6.1%) over the first nine months of 2004. Year-to-date operating income improved $5.2 million at Ameristar Kansas City, $4.7 million at Ameristar Council Bluffs, $4.0 million at Ameristar Vicksburg and $1.8 million at the Jackpot Properties. We believe that the improvements at these properties were attributable to the effective implementation of our core operating strategies, particularly including cost-containment initiatives and revenue enhancement through the deployment of new slot product. During the first nine months of 2005, operating income at Ameristar St. Charles declined $2.0 million compared to the corresponding period in 2004, due primarily to the increases in promotional spending, depreciation expense and employee benefits.
     Year to date, corporate expense increased $7.7 million, or 27.1%, compared to the first nine months of 2004. The increase was primarily the result of higher employee compensation, employee benefits and professional fees and related costs associated with our development activities. For the nine months ended September 30, 2005, development-related costs increased $3.1 million over the same period in 2004. During the first nine months of 2005, corporate employee compensation and benefits increased $3.6 million compared to the corresponding period in 2004.
     Interest Expense
     Consolidated interest expense, net of amounts capitalized, for the quarter ended September 30, 2005 increased $1.0 million, or 7.6%, over the 2004 third quarter, due primarily to a 0.7 percentage point rise in our average interest rate and, to a lesser extent, an increase in our long-term debt level resulting from the $115.0 million borrowed in December 2004 to acquire Mountain High. Consolidated net interest expense for the nine months ended September 30, 2005 increased $2.3 million, or 5.3%, compared to the same period in 2004. Year to date, the increases in the average interest rate and long-term debt level were partially offset by a decrease in interest expense resulting from the termination of our interest rate swap agreement on March 31, 2004 and an increase in capitalized interest of $2.2 million.
     Income Taxes
     Our effective income tax rate was 36.6% for the quarter ended September 30, 2005, compared to 37.2% for the same period in 2004. For the nine months ended September 30, 2005 and 2004, the effective income tax rate was 37.0% and 39.0%, respectively. The federal income tax statutory rate was 35% in all periods presented. Year to date, our effective state income tax rate decreased from 4.0% in 2004 to 2.0% in 2005. This decrease in the effective state income tax rate favorably affected diluted earnings per share for the nine months ended September 30, 2005 by $0.03.
     Net Income
     For the third quarter of 2005, consolidated net income decreased $0.5 million, or 3.0%, from the third quarter of 2004. Diluted earnings per share were $0.28 in the quarter ended September 30, 2005, compared to $0.30 in the corresponding prior-year quarter. Consolidated net income for the nine months ended September 30, 2005 increased $4.5 million, or 9.4%, over the corresponding 2004 period. Diluted earnings per share were $0.91 in the nine months ended September 30, 2005, compared to $0.86 in the first nine months of 2004. Average diluted shares outstanding increased over the prior-year periods, in large part due to the substantial increase in our stock price that resulted in increased dilution from in-the-money employee stock options. The increase in average diluted shares adversely impacted diluted earnings per share for the three months and nine months ended September 30, 2005 by $0.01 and $0.03, respectively. For the quarter and nine months ended September 30, 2005, other non-operating expenses included losses on disposal of assets related to our Kansas City hotel renovation project totaling $0.5 million and $1.7 million, respectively.
Liquidity and Capital Resources
     Net cash provided by operating activities was $152.7 million for the nine months ended September 30, 2005, compared to $124.3 million for the same period of 2004. This increase is primarily due to improvements in operating results, as discussed under “Results of Operations” above.
     Net cash used in investing activities was $125.3 million for the first nine months of 2005, compared to $72.6 million for the corresponding prior-year period. During the first nine months of 2005, we incurred $132.2 million in capital expenditures, which included $39.7 million in capital improvement projects underway at Mountain High, $14.9 million on the recently completed hotel room renovations at our Kansas City property and $5.3 million on the completed Ameristar Council Bluffs hotel room renovations. Additionally, we purchased $24.5 million in slot product and $47.8 million for fixed assets relating to other capital maintenance and improvement projects. Although operating performance has been negatively impacted by the construction disruption, we believe these renovations and enhancements will further increase each property’s competitive position within their respective markets upon completion.
     We continue to make progress toward the completion of the first phase of capital improvements at Mountain High. The expansion of the parking garage, which will nearly double the capacity to 1,550 parking spaces, will be completed in November 2005 and the remodeling of the casino and non-gaming venues on the first floor will be substantially completed in December 2005. In February 2006, we expect to complete the second floor of the casino, which will include an additional 700 slot machines. The property will be rebranded as Ameristar Black Hawk in the second quarter of 2006. Additionally, in order to allow us to fully capitalize on the opportunities in the Black Hawk market, we have expanded the scope of the hotel construction project by increasing the number of rooms to be built from 400 to 537. The hotel project is planned to begin in early 2006 and is expected to be completed in mid-2008. After giving effect to the increase in the scope of the hotel project, we now expect the cost of our planned capital improvements at Mountain High to be approximately $260 million, which will bring the total investment in the property to approximately $380 million. We believe the quality and scope of our property will enable us to significantly expand the market and become the market share leader in Black Hawk after these improvements are completed.
     At Ameristar St. Charles, we have commenced expansion activities for the construction of a 400-room all-suite luxury hotel, indoor/outdoor swimming pool and spa, an additional 2,000-space parking garage and a 20,000-square foot conference center. The total cost of these projects is expected to be approximately $240 million, with the projected completion dates ranging from the second quarter of 2006 for the conference center to the fourth quarter of 2007 for the hotel. We believe these planned improvements will allow us to further enhance our competitive position in the St. Louis market, which should permit us to extend our market share leadership. We expect minimal construction disruption to existing operations as these capital improvement projects are being completed.
     At Ameristar Vicksburg, we have commenced the first phase of our master expansion plan with the construction of a new 1,083-space parking garage, which is expected to be completed by June 2006. In February 2006, we plan to commence an expansion of the casino vessel to allow for the addition of up to 800 slot machines. The expansion project will also include the addition of two restaurants, a new Star Club, a poker room, a retail shop and other amenities. This project is slated for a September 2006 completion. However, in order to expand the casino vessel to the extent we plan, we will have to permanently dry-dock the vessel in concrete, as permitted by a recent change in Mississippi law. This project presents unique design and construction issues that we are currently evaluating with prospective contractors. Accordingly, we cannot be sure that we will proceed with the entire project as planned. The expected cost of all of our planned capital improvements at Ameristar Vicksburg is approximately $90 million. These improvements will help alleviate capacity constraints in terms of available parking and gaming positions, which we believe will allow us to increase our market dominance in Vicksburg.
     While we have decided to proceed on a number of internal capital expenditure projects, we will continue to explore and pursue attractive development opportunities in new jurisdictions and potential growth from acquisitions in an attempt to further diversify our assets and increase shareholder value.
     During the first nine months of 2004, we incurred $62.8 million of capital expenditures, which included $29.1 million related to the purchase of slot machines and $33.7 million for other capital improvement and renovation projects. Construction contracts payable decreased by $8.0 million during the first nine months of 2004, mostly as a result of the close-out of the general contract for the Ameristar St. Charles construction project completed in 2002.
     Net cash used in financing activities was $31.2 million during the first nine months of 2005, compared to $53.7 million for the nine months ended September 30, 2004. In 2005, we reduced our long-term debt by approximately $34.0 million, including $26.0 million of prepayments on our senior credit facilities and a $4.0 million prepayment of debt related to Ameristar Vicksburg. During the first three quarters of 2005, the debt payments were partially offset by an August 2005 borrowing of $10.0 million under the revolving credit facility. During the first nine months of 2004, we repaid $47.7 million of long-term debt, including $45.0 million in prepayments on our senior credit facilities. We received $6.2 million and $4.1 million in proceeds from employee stock option exercises during the first nine months of 2005 and 2004, respectively.
     On February 8, 2005, May 2, 2005 and August 15, 2005, our Board of Directors declared quarterly cash dividends in the amount of $0.078125 per share, which we paid to stockholders on March 15, 2005, June 20, 2005 and September 15, 2005, respectively. The cash dividends paid for the nine months ended September 30, 2005 totaled $13.1 million. During the first nine months of 2004, cash dividend payments totaled $10.1 million.
     At September 30, 2005, our principal debt outstanding consisted of $362.2 million under term loan B-1 and the revolving credit facility of our senior secured credit facilities and $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. At September 30, 2005, the amount of the $75.0 million revolving credit facility available for borrowing was $59.3 million. At September 30, 2005, our total debt was $742.8 million, representing an increase of $73.0 million from September 30, 2004.
     All mandatory principal repayments have been made through September 30, 2005. We expect to fund all remaining principal repayments in 2005 from cash flows from operating activities. Significant principal repayments would be required on term loan B-1 in 2006; however, as noted below, we are in the process of refinancing this debt.
     We are required to comply with various affirmative and negative financial and other covenants under the senior credit facilities and the indenture governing the senior subordinated notes. These covenants include, among other things, restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions, as well as requirements to maintain certain financial ratios and tests. We amended the senior credit facilities in August 2005 to increase the allowable cumulative dividend payments from $25.0 million to $32.5 million. As of September 30, 2005 and December 31, 2004, we were in compliance with all applicable covenants.

     Without any changes to, or the replacement of, the senior credit facilities, it is likely that we would violate covenants relating to permitted capital expenditures for the year ended December 31, 2005. However, we are in the process of replacing the existing senior credit facilities. The replacement senior secured credit facilities will include a $400.0 million seven-year term loan and a five-year revolving credit facility with capacity for borrowing up to $800.0 million. The term loan and the revolving credit facility will bear interest at a variable rate based, at our option, on LIBOR (Eurodollar loans) or the prime rate (base rate loans), plus an applicable margin. The refinancing will result in lower interest rate margins compared to our existing senior credit facilities and will allow us to proceed with our currently planned capital improvement projects. The replacement senior credit facilities are expected to be completed in November 2005.
     In connection with the anticipated replacement of the senior credit facilities, we expect to redeem all of the outstanding senior subordinated notes. The notes are redeemable beginning on February 15, 2006 at 105.375% of the principal amount, plus accrued interest. We anticipate that the early retirement of the senior subordinated notes with borrowings under the new senior credit facilities will reduce our average interest rate and provide significant savings related to interest expense, although it will result in a one-time charge for loss on early retirement of debt.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. It is possible that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will not be able to support our operations and liquidity requirements, including all of our currently planned capital expenditures. If our existing sources of cash are insufficient to meet such needs, we will be required to seek additional borrowings or scale back our capital plans. While we believe we will have access to additional funds on attractive terms, we cannot provide assurance of that. Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants. Our ability to borrow funds under our senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of our senior credit facilities, for the preceding four fiscal quarters. As of September 30, 2005, in addition to the $59.3 million available for borrowing under the senior credit facilities, we had $82.8 million of cash and cash equivalents, approximately $48.0 million of which were required for daily operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of September 30, 2005, we had $362.2 million outstanding under our senior credit facilities, bearing interest at variable rates. Other than the borrowings under the senior credit facilities at September 30, 2005 (“Variable Rate Debt”), all of our long-term debt bears interest at fixed rates. The Variable Rate Debt bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At September 30, 2005, the average interest rate applicable to the Variable Rate Debt was 5.8%. An increase of one percentage point in the average interest rate applicable to the Variable Rate Debt outstanding at September 30, 2005 would increase our annual interest cost by approximately $3.6 million. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements or other derivative instruments in order to hedge our interest rate exposure under the senior credit facilities as market conditions warrant.
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
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the third fiscal quarter of 2005.
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing

4.1	Eighth Amendment to Credit Agreement, dated as of August 10, 2005, among the Registrant, the various lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2005.

31.1	Certification of Craig H. Neilsen, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant
Date: November 9, 2005	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer