Form 10-K
period 2005-12-31
AMERISTAR CASINOS INC
filed 2006-03-16
CIK 912145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $.01 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☑ Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently-completed second fiscal quarter: approximately $647,821,744, based on the last reported sale price of the registrant’s Common Stock on the Nasdaq National Market on June 30, 2005.
As of March 1, 2006, 56,174,381 shares of Common Stock of the registrant were outstanding.
Portions of the registrant’s definitive Proxy Statement for its June 9, 2006 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

     Unless the context indicates otherwise, all references in this Report to “Ameristar” or “ACI” refer to Ameristar Casinos, Inc. and all references to the “Company,” “we,” “our,” “ours” or “us” refer to Ameristar and its consolidated subsidiaries, collectively. This Report contains certain forward-looking statements, including management’s plans and objectives for our business, operations and financial performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future plans, objectives, strategies, financial results, financial position, operational expectations or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control. Accordingly, actual results could differ materially from those contemplated by any forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of some of the factors, risks and uncertainties that could materially affect the outcome of future results contemplated by forward-looking statements.
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
     Our total entertainment strategy includes a wide range of entertainment, showcasing live local, regional and national talent. Our larger venues feature popular headliners in music and comedy, as well as professional boxing, while our highly themed Bottleneck Blues Bars and other showrooms set the stage for national and regional bands. Cabaret stages energize each of our casino floors with live entertainment.
     The following table presents selected statistical and other information concerning our properties as of March 10, 2006.

	Ameristar	Ameristar		Ameristar		Ameristar	Mountain High Black	The Jackpot
	St. Charles	Kansas City		Council Bluffs		Vicksburg	Hawk(1)	Properties (2)
Opening Year	1994	1997		1996		1994	2001	1956
Acquisition Year	2000	2000		—		—	2004	—
Casino Square Footage (approx.)	130,000 (3)	140,000		38,500	(3)	44,500 (3)	67,000	29,000
Slot Machines (approx.)	3,244	3,073		1,651		1,502	1,456	1,009
Table Games	90(4)	99(4)		36		36	26(4)	36(4)
Hotel Rooms	—	184		444	(5)	149	—	416
Restaurants/Bars	7/6	11/9	(6)	4/4		3/3	3/3	5/4
Restaurant/Bar Seating Capacity	1,613/166	1,910/507	(6)	1,030/61		823/32	428/112	534/126
Guest Parking Spaces (approx.)	4,000	7,150		3,000		1,700	1,550	1,130
Other Amenities	300-Seat VIP Players’ Club; Gift Shop; Amusement Arcade	1,400-Seat Entertainment Facility; 18-Screen Movie Theater (7); Gift Shop; Amusement Arcade (7); 85-seat Star Club; Kids Quest Children’s Activity Center (7)	Meeting Space; Indoor Swimming Pool; Exercise Facility; Gift Shop; Amusement Arcade; 75-seat VIP Players’ Club; Kids Quest Children’s Activity Center (7)	Swimming Pool; Meeting Space; Gift Shop; Service Station; Convenience Store; Subway Franchise	Starbucks Coffee Bar; Gift Shop	3,550-Seat
Outdoor
Entertainment
Facility;
356-Seat
Showroom;
Sports Book;
Meeting
Space;
RV Park;
Swimming Pool;
Gift Shop;
General Store;
Service Station;
Amusement
Arcade;
Styling Salon;
								Tennis Courts

(1)	We acquired Mountain High on December 21, 2004. The property is currently undergoing a major expansion and renovation. To date, the various capital improvement projects have resulted in an increase in the gaming space, additional slot machines and table games, two new bars and increased parking capacity. For further discussion of the planned capital improvement projects at Mountain High, refer to “Item 1. Business — Mountain High.”

(2)	Includes the operations of Cactus Petes Resort Casino and The Horseshu Hotel & Casino.

(3)	The Ameristar St. Charles casino increased to 130,000 square feet of gaming space on August 6, 2002 upon the opening of a completely new casino-entertainment facility. Expansions of the casinos at Ameristar Council Bluffs and Ameristar Vicksburg opened in November 1999 and December 1999, respectively.

(4)	Includes 19 poker tables at Ameristar St. Charles, 15 poker tables at Ameristar Kansas City, 14 poker tables at Mountain High and 6 poker tables at the Jackpot Properties.

(5)	Includes 284 rooms operated by affiliates of Kinseth Hospitality Corporation and located on land owned by us and leased to affiliates of Kinseth.

(6)	Includes a 52-seat food court and Arthur Bryant’s Barbeque restaurant leased to, and operated by, third parties.

(7)	Leased to and operated by a third party.
     Ameristar St. Charles. The 74,000 square-foot porte-cochere at Ameristar St. Charles provides a stunning entry to this expansive facility. Once inside, a dramatic fountain welcomes guests to a historically-themed streetscape that opens onto a complete casino entertainment experience.
     The 130,000 square-foot casino floor ranks Ameristar St. Charles among the 15 largest state-licensed casinos in the U.S. The two-level gaming area feels spacious and open; it accommodates 3,244 slot and video poker machines and 90 table games, including a 19-table poker room.
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
     Ameristar St. Charles won 13 “Best of” Casino Player Awards and seven “Best of” Midwest Gaming Awards in 2005.
     We have recently commenced the construction of a 400-room, all-suite hotel, an indoor/outdoor swimming pool, a 7,000 square-foot full-service spa, 20,000 square feet of new meeting and conference facilities and an additional 2,000-space parking garage at our St. Charles property. The total cost of these projects is expected to be approximately $240 million, with the completion dates projected to be the second quarter of 2006 for the conference facilities, the fourth quarter of 2006 for the initial 1,400 spaces of the parking garage and the fourth quarter of 2007 for the hotel and the remainder of the garage.
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

     Ameristar Kansas City. Our largest property, Ameristar Kansas City, ranks among the 10 largest state-licensed casino floors in the U.S. The 140,000 square-foot casino floor offers a spacious layout and flow, along with open visibility from the streetscape. Further, the casino floor offers a high-limit area and the largest poker room in the Midwest. The casino features 3,073 slot and video poker machines and 99 table games, including a 15-table poker room.
     Dining at Ameristar Kansas City reflects our strategy to offer more choices: guests can select from 11 restaurants and nine bars/lounges. The Great Plains Cattle Co. has a unique Kansas City-inspired atmosphere. Bugatti’s Little Italy Café is recognized as a “Don’t Miss Dining Venue” in the Zagat Survey; it was recently completely remodeled and includes a renovated patio dining area. The 24-hour Falcon Diner mirrors our Ameristar St. Charles diner and serves great American favorites and desserts. At the Horizons Buffet, guests experience eight stations, including American, Italian and Mexican cuisine. The Amerisports Brew Pub features state-of-the-art video and audio technology on 41 screens. The Brew Pub also features an exhibition brewery where customers can observe the production of Ameristar’s award-winning private label beers and choose from a variety of menu items. Casual dining options are available at an open-seating food court, where we lease space to three national brands: Burger King, Sbarro Pizza, and Cold Stone Creamery.
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
     A 184-room hotel, as well as a state-of-the-art 18-screen movie theater complex, gift shop, video game arcade and Kids Quest activity center, complete the amenities at Ameristar Kansas City. All are easily accessible via ample surface parking or a climate-controlled walkway from a 2,650-space parking garage. A complete renovation of all hotel rooms at our Kansas City property was completed in the third quarter of 2005. The new rooms have a rich color scheme combining espresso, cream and neutral tones. They feature distinctive custom-designed carpeting, furniture, and light fixtures; upscale European-style bedding; and plasma screen televisions. Finishes in the bathrooms include rich granite counter tops, plush oversized cotton bath sheets and luxury bath amenities.
     The property was awarded the 2003, 2004 and 2005 Gold Award for Best Casino in Ingram’s Best of Business Edition and Best Casino in the 2005 Kansas City Magazine’s “Best of Kansas City” readers’ poll. Ingram’s also awarded Ameristar Kansas City the 2004 Future of Business award for its investment in the community. Ameristar Kansas City received the 2005 Missouri Restaurant Association’s Good Neighbor Award for outstanding philanthropy. Additionally, the Midwest Gaming and Travel Magazine readers’ poll voted Ameristar Kansas City “Favorite Casino Hotel in Missouri” for the past three years.
     Located seven miles from downtown Kansas City, Missouri, Ameristar Kansas City is specifically designed to attract customers from the greater Kansas City area, as well as regional overnight guests. The property is in close proximity to the Interstate 435 bridge. Interstate 435 is a six-lane, north-south expressway offering easy access to, and direct visibility of, Ameristar Kansas City.
     Ameristar Council Bluffs. Ameristar Council Bluffs features 38,500 square feet of gaming space with 1,651 slot machines and 36 table games.
     The Ameristar Hotel and Main Street Pavilion comprise the property’s landside facilities. A recent $7 million hotel transformation has created an upscale residential ambiance in each of the property’s 160 rooms. The new rooms – including eight luxury suites and 32 upscale King Whirlpool rooms – mirror the newly renovated rooms at our Kansas City property. Ameristar Council Bluffs has earned the American Automobile Association Four Diamond designation for the past eight years.

     On land, guests also find the exclusive Star Club players’ lounge; the upscale Waterfront Grill steakhouse with its open fireplace and intimate setting; the Heritage Buffet with its multiple cooking stations; and the Prairie Mill Cafe & Bakery, a 24-hour specialty restaurant and fresh bakery and coffee bar.
     The Waterfront Grill has been named one of the Omaha area’s top-10 restaurants by the Omaha World-Herald. The property won 22 “Best of” Casino Player Awards, as well as 15 “Best of” Midwest Gaming Awards, in 2005.
     The new $3.3 million Heritage Buffet replaced the Veranda Buffet. It features a completely remodeled dining room with a more intimate atmosphere, accented by wooden plank floors, knotty pine wood siding, brick walls and high quality materials such as leather seating and granite countertops. Historic Council Bluffs photos and a hand-picked selection of local Midwestern accessories and memorabilia give the room a familiar hometown touch. In the patio area, custom wooden dining chairs, a beautifully detailed wooden trellis and quaint planter boxes create a warm, comfortable atmosphere. The venue seats 348 guests, and includes a well-appointed private dining room with audio/video capabilities.
     The Amerisports Bar and Cabaret offers dining and live entertainment, as well as 42 television screens, the largest of which is a 9’ by 12’ mega-screen. The property also has a casino cabaret featuring nightly entertainment. Other amenities include a Kids Quest activity center, fitness facility, indoor pool, gift shop, an ice cream and sweet shop and convention space.
     We are currently considering several options to expand the gaming space, restaurants and other amenities at the Council Bluffs property.
     Located across the Missouri River from Omaha, the property is adjacent to the Nebraska Avenue exit on Interstate 29, immediately north of the junction of Interstate 29 and Interstate 80.
     Ameristar Vicksburg. Ameristar Vicksburg has been the long-time market leader, attributable to its superior location, premier product quality and outstanding dining and entertainment options.
     The three-level dockside casino is significantly wider than other riverboat casinos in our market, providing a spacious feel. The casino features 44,500 square feet of gaming space, with 1,502 new-generation slot machines and 36 table games.
     The Bottleneck Blues Bar, which is a Delta-style blues club with live entertainment and gaming, and the Casino Cabaret round out the property’s entertainment offerings. Both venues feature at least two groups performing nightly.
     Restaurants include the upscale Waterfront Grill that overlooks the Mississippi River, the Bottleneck Blues Bar Express Café, with regionally influenced express-service menu selections, and the 400-seat Heritage Buffet, which features seven specialty food stations along with private meeting facilities with audio/visual capabilities. An open floor plan with extensive use of booths creates a cozy, intimate dining area. As with its sister restaurants – The Waterfront Grill and Bottleneck Blues Bar – the Heritage Buffet’s hallmark is lavish attention to detail. Rich appointment of millwork and quality materials such as real leather seating and granite countertops lend an upscale Craftsman-era ambiance to the room. Historic Vicksburg photos adorn the walls, adding a familiar hometown touch.
     The 149-room hotel at Ameristar Vicksburg earned a Three Diamond rating from the American Automobile Association, and the property received the city’s most “Best of” Casino Player Awards in 2005.

     We have commenced the first phase of our master expansion plan with the construction of a new 1,083-space parking garage, which is expected to be completed in the second quarter of 2007. In June 2006, we plan to commence an expansion of the casino vessel that will directly connect to the new parking garage. The expanded casino will allow for the addition of up to 800 slot machines. The expansion project will also include the addition of two new restaurants, a new Star Club for our VIP guests, a poker room, a retail shop and other amenities. This project is slated for a mid-year 2007 completion.
     Ameristar Vicksburg is located one-quarter mile north of Interstate 20 in Vicksburg, Mississippi. The property is visible from the highway exit ramp and is the closest casino to I-20, a major east-west thoroughfare that connects Atlanta and Dallas. Ameristar Vicksburg caters primarily to guests from the Vicksburg and Jackson, Mississippi and Monroe, Louisiana areas. The nearby Vicksburg National Military Park attracts more than one million visitors annually.
     Mountain High. We acquired Mountain High in Black Hawk, Colorado on December 21, 2004. It is one of the largest casinos in Colorado and currently offers approximately 67,000 square feet for gaming, with 1,456 slot machines and 26 table games, including 14 poker tables.
     Other amenities at the property include an upscale steak and seafood restaurant, a seven-station buffet, a casino deli with a menu featuring grilled items and stone-fired pizza, a Merk & Tyler Gift Shop and a Starbucks Coffee Bar.
     We intend to invest a total of approximately $260 million in capital expenditures to improve the competitiveness of the property. The planned capital improvements include reconfiguring and expanding the gaming area, introducing cashless slot technology and other gaming equipment upgrades, constructing a 534-room AAA Four Diamond-quality hotel and additional covered parking, upgrading the food and beverage outlets and adding a casual dining restaurant. As of December 31, 2005, we had spent approximately $57.2 million on these capital improvement projects.
     To date, we have made significant progress toward the completion of our planned improvements, including the expansion of the parking garage, which nearly doubled the capacity to 1,550 parking spaces, that was completed in November 2005 and the remodeling of the casino and non-gaming venues on the first floor that was substantially completed in December 2005. In March 2006, we completed the second floor of the casino, which included an additional 700 slot machines. We intend to rebrand Mountain High under the “Ameristar” name on April 1, 2006. The construction of the hotel is planned to begin in the second quarter of 2006 and is expected to be completed in mid-year 2008.
     By law, Colorado casinos may only offer slot machines, blackjack and poker and no single wager may exceed $5.
     Mountain High is located in the center of the Black Hawk gaming district, approximately 40 miles west of Denver, Colorado, and caters primarily to patrons from the Denver metropolitan area.
     The Jackpot Properties. Cactus Petes Resort Casino and The Horseshu Hotel & Casino are both located in Jackpot, Nevada, just south of the Idaho border. The Jackpot properties have been operating since 1956, and embody our cornerstone values of superior product quality, premier amenities and exciting entertainment.
     Together, the Jackpot properties feature approximately 29,000 square feet of gaming space with 1,009 slot machines and 36 table games, including 6 poker tables, as well as a sports book.
     The properties’ resort amenities include 416 hotel rooms, with 30 deluxe hot-tub suites; an Olympic-sized pool and heated spa; a styling salon; lighted tennis courts; a recreational vehicle park; and access to a nearby 18-hole golf course. In addition, a general store and a service station serve guests and regional travelers. Dining selections include an extensive buffet, Plateau Steaks and Seafood, a 24-hour casual dining restaurant, and a Pizza Hut. Additionally, we opened a casual Mexican grill, Pancho Villa, at the Horseshu in March 2005. Cactus Petes’ Gala Showroom features nationally known entertainment.
     Cactus Petes and The Horseshu have long held Four Diamond and Three Diamond ratings, respectively, from the American Automobile Association; Cactus Petes has been named “Best Hotel/Resort” in rural Nevada for eight consecutive years since 1998 by Nevada Magazine.
     The properties are located on Nevada State Highway 93, a major regional north-south route, and serve customers primarily from Idaho, and secondarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces.
Our Business Strategies
     Our key business strategies are to: (1) develop the highest quality facilities in our markets with a wide range of amenities; (2) lead our markets in slot technology; (3) emphasize branding and marketing; and (4) employ efficient, hands-on management. These strategies are designed to create a complete entertainment experience and provide courteous and efficient service that meets or exceeds our customers’ expectations.
     The core components of our business strategies are as follows:
     High Quality Facilities; Diverse Range of Amenities
     We believe we have designed and built the highest quality state-of-the-art facilities in each of the markets in which we operate. Inherent in our project development process is the effective collaboration, coordination and cooperation of our operations and design/construction teams. As a result, our facilities are of superior quality and include cutting-edge technology, which provides our guests with an exciting and complete entertainment experience. We believe Mountain High will be of a comparable quality and design level as our other properties once we complete our planned capital improvements.
     We feel that the number and diversity of our amenities is key to attracting customers and developing repeat business. We seek to broaden our appeal by offering more amenities than our competition. We believe that more choices attract more types of customers. Our properties offer restaurants ranging from casual to upscale, and customers can choose from entertainment options ranging from cabaret lounges and sports bars to outdoor amphitheaters and multipurpose entertainment pavilions. Some examples of our non-gaming amenities that have proven successful are our high-tech Amerisports Bars (Council Bluffs, St. Charles and Kansas City), our signature steakhouses (Company-wide), the Falcon Diner (St. Charles and Kansas City) and our unique Bottleneck Blues Bars (Vicksburg and St. Charles). In addition, our properties regularly feature nationally known entertainers, including Tony Bennett, Boys II Men, Bill Engvall, Merle Haggard, Heart, BB King, Martina McBride, Meatloaf, REO Speedwagon, Smokey Robinson, Keith Urban, Damon Wayans and ZZ Top.
     Leading Our Markets in Slot Technology
     Slot machines are the core driver of our casino business. We believe that leading our markets in slot machine trends is essential to our success. We led our markets in the introduction of ticket-in, ticket-out technology and have fully implemented coinless slot machines at our Ameristar-branded properties. We were also the first operator in our markets to introduce a large supply of new-generation nickel and penny video reel slot machines. Although many of our competitors now offer these machines, we believe that we gained a significant competitive advantage by leading this trend. We also continue to focus on the most appropriate product mix. We continually analyze slot utilization and slot machine win per unit to determine the most profitable slot machine mix.
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
Future Expansion
     We continually evaluate opportunities to expand our operations through a variety of means, including entering new North American or overseas markets created by the legalization or expansion of casino gaming, developing new casinos or buying existing casinos in established casino gaming markets and expanding through continued growth at our existing properties. Although our preference is to own and operate each of our gaming properties, we may also consider expansion opportunities involving management contracts or joint ventures.
     We review on an ongoing basis the operating performance of each of our existing properties and the feasibility of enhancing their performance through targeted capital expenditure programs. In doing so, we assess the anticipated relative costs and benefits of the projects under consideration, the availability of cash flows and debt financing to fund capital expenditures and competitive and other relevant factors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding planned internal capital improvement projects.
Markets
     The following table presents a summary of the market characteristics and market performance of our Ameristar-branded properties as of December 31, 2005.

	Ameristar	Ameristar	Ameristar	Ameristar
	St. Charles	Kansas City	Council Bluffs	Vicksburg
Adult population – within 50 miles	1.9 million	1.5 million	700,000	400,000
Adult population – within 100 miles	2.8 million	2.0 million	1.2 million	1.0 million
No. of market participants	5	4	3	4

	Ameristar	Ameristar	Ameristar	Ameristar
	St. Charles	Kansas City	Council Bluffs	Vicksburg
2005 annual market gaming revenue — $ in millions	$959.6	$688.6	$434.0	$273.1
2005 market growth rate	4.2%	1.7%	3.8%	10.5%
2005 market share	31.9%	36.7%	43.1%	46.7%
2004 market share	32.0%	35.1%	40.9%	45.4%
2005 market share rank	#1	#1	#1	#1
     Jackpot, Nevada is just across the border from the State of Idaho. The primary market area for the Jackpot Properties is Twin Falls (located approximately 45 miles north of Jackpot) and Boise (located approximately 150 miles from Jackpot). The primary market area comprises approximately 600,000 adults. The balance of the Jackpot properties’ customers comes primarily from the northwestern United States and southwestern Canada. As of December 31, 2005, the Jackpot properties had 63% of the slot machines and 71% of the table games in the Jackpot market.
     The Black Hawk-Central City gaming market is located approximately 40 miles west of Denver, Colorado. In 2005, this market generated $604.5 million in gaming revenues, accounting for 72% of the gaming revenues within the State of Colorado. Black Hawk, with 21 of the 27 casinos in the market, generated approximately 88% of the market’s gaming revenues in 2005. The primary trading areas for the Black Hawk-Central City market are residents from Denver, Boulder, Golden and Fort Collins, Colorado, as well as Wyoming and western Nebraska. Approximately 2.0 million adults reside within 50 miles of Black Hawk and over 2.8 million adults reside within 100 miles.
Competition
     St. Charles
     Ameristar St. Charles competes with four other gaming operations located in the metropolitan St. Louis area. Two of these competitors are located in the State of Illinois. Unlike the State of Missouri, Illinois does not impose a $500 per person, per two-hour session buy-in limit, does not require a casino-issued identification card to enter a casino and allows credit play. However, Illinois casinos are limited in the number of gaming positions allowed and are subject to a higher rate of gaming taxes than Missouri casinos.
     Although there were no major capital improvements or expansions in the St. Louis market in 2005, several announced capital projects related to casino entertainment facilities are expected to be completed within the next three years. Construction has commenced on a $400 million casino entertainment complex at Laclede’s Landing in downtown St. Louis, approximately 22 miles from Ameristar St. Charles. The new facility, which will incorporate a remodeled Embassy Suites hotel, is slated to open in late 2007 and will feature a mix of restaurants, conference space, and a 90,000 square-foot casino. The President Casino, also located in downtown St. Louis, is currently operating in bankruptcy and the fate of this operation remains unclear. The Laclede’s Landing developer is also currently in the process of seeking the necessary zoning and permit approvals for a development project in Lemay, which is located in the southeastern portion of St. Louis County, approximately 30 miles from our St. Charles property. The Lemay project is expected to include a $375 million hotel and casino entertainment complex and is currently slated for opening in mid-2008.
     In East St. Louis, Illinois, a gaming operator has announced plans for a $150 million casino barge project that is expected to upgrade the current facility in phases prior to the opening of the Laclede’s Landing project. The initial phase is a $50 million expansion project that will replace the existing 25,000 square-foot casino. The new casino will consist of 36,000 square feet of casino space and will be located several hundred feet away, which will likely minimize construction disruption. Phase one is expected to commence at the end of the first quarter of 2006 and be completed by June 2007. The second and third phases of the project will include additional restaurants and hotel rooms, a new entertainment facility and a parking garage. Estimated completion dates for the second and third phases have not been announced.

     The Alton Belle Casino in Alton, Illinois, across the Mississippi River and north of St. Louis, had a change in control in connection with the acquisition of its parent company by another gaming company in mid-2005. The acquiring company has not announced plans for any changes it may make at the Alton Belle.
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
     Kansas City
     Ameristar Kansas City competes with three other gaming operations located in and around Kansas City, Missouri. A competitor in Riverside, Missouri, located approximately 13 miles from Ameristar Kansas City, is currently constructing a hotel and replacing its parking garage. The project is slated for completion in the second quarter of 2007. In the fourth quarter of 2005, our primary competitor completed a $107 million property renovation, which included the addition of 206 hotel rooms, several new restaurants, an expanded parking area, a nightclub and several new non-gaming amenities. The other competitor did not undertake any major capital improvements or expansions in 2005.
     The Kansas City market is currently insulated from other casino gaming markets, with no competing markets within 50 miles. The diverse amenity base of the Kansas City area casinos should serve to mitigate impact upon outer market table game play to the Kansas City region. However, see “Item 1A. Risk Factors” for information concerning proposed legislation that would legalize casino gaming in or near Kansas City, Kansas, which is in close proximity to Ameristar Kansas City.
     Council Bluffs
     Ameristar Council Bluffs operates one of three gaming licenses issued for the Council Bluffs gaming market pursuant to an operating agreement with Iowa West Racing Association. The two other competitors are operated by a single company and consist of another riverboat casino and a pari-mutuel racetrack casino, which currently only offers slot machines. In 2004, the Iowa legislature enacted a bill which permits the operation of table games and video poker at pari-mutuel racetracks. The competing racetrack casino is developing an $87 million expansion of its land-based facility, which will be rebranded and include 68,000 square feet of gaming space (inclusive of space for newly approved table games), a 1,200-space parking garage and several other non-gaming amenities. The project is scheduled for completion in March 2006. We anticipate that this will create increased competition for Ameristar Council Bluffs.
     The Council Bluffs market is currently insulated from other casino gaming markets, with the nearest competing gaming jurisdiction located approximately 90 miles away. In 2004, the electorate of the State of Nebraska considered various proposals to legalize casino gaming. None of the referenda were approved, which approvals could have had a material impact on the Council Bluffs casino gaming market. In the future, the State of Nebraska may again consider legalization of casino gaming which, if passed, would likely result in increased competition for Ameristar Council Bluffs. See “Item 1A. Risk Factors” for further discussion of these matters.
     Vicksburg
     Ameristar Vicksburg competes with three other gaming operations located in Vicksburg. One competitor completed a $5 million renovation of its buffet in mid-2005. Another competitor is currently undergoing an expansion project that will create additional restaurant space and is slated for completion in mid-2006. There were no major capital improvements or expansions by the other Vicksburg market competitor in 2005. Since the third quarter of 2005, the Vicksburg market has received increased patron visitation resulting from the destruction and subsequent closure of the majority of casinos in the Mississippi Gulf Coast region from Hurricane Katrina. This increase in visitation has diminished in the first quarter of 2006 following the reopening of three casinos in Biloxi, Mississippi, and we expect that it will further diminish as more Gulf Coast casinos reopen later this year.
     In February 2006, one of our competitors in Vicksburg announced the sale of its property to a privately owned company. The sale is pending regulatory approval and is expected to be completed in the second or third quarter of 2006. The new owner has not yet disclosed its plans for the property.
     Several potential gaming sites still exist in or near Vicksburg and from time to time potential competitors have proposed the development of additional casinos. In early 2005, the Mississippi Gaming Commission granted preliminary approval for the fifth and sixth casino licenses in the Vicksburg market. One developer has proposed building a $200 million casino facility, which includes a 250-room hotel, parking garage and other non-gaming amenities. This project was originally planned to start construction at the beginning of 2006, but a recent announcement indicated the commencement of construction will be delayed to 2007. The other proposal calls for the construction of a $40 million casino facility with limited amenities. To proceed, additional approvals are required from the Mississippi Gaming Commission. At this time, the earliest either of these projects could open would be late 2007 or early 2008. In addition, proposals have been made from time to time to develop additional Native American casinos in Louisiana and Mississippi, some of which could be competitive with the Vicksburg market if completed.
     The Vicksburg market also faces regional competition from two casinos owned by a Native American tribe in Philadelphia, Mississippi, located about 70 miles east of Jackson and 115 miles east of Vicksburg. Vicksburg is also subject to competition from four casinos and one slots-only racetrack in Shreveport and Bossier City, Louisiana, located approximately 175 miles from Vicksburg.
     Black Hawk
     Mountain High competes with approximately 26 other gaming operations located in the Black Hawk-Central City gaming market in Colorado. Of the competing casinos, only five are considered “large” competitors, with over 20,000 square feet of gaming space. Mountain High has the largest gaming floor of any casino in the Black Hawk market. Mountain High’s primary competitor is one of the first major casinos encountered when entering Black Hawk from Denver via Route 119. This competitor recently completed a $94 million expansion of its property and the adjacent gaming establishment it purchased in 2003. The expansion of the combined properties increased the number of hotel rooms and parking capacity and connected the two properties via an enclosed skywalk. A partial expansion of the parking complex and gaming area was completed in the fourth quarter of 2004 with on-going construction throughout 2005. The remainder of the parking and hotel complex was completed in February 2006.
     In 2005, the Black Hawk market was adversely affected by the closure of Route 119, a primary artery for drive-in traffic from the Denver metropolitan area, for three months due to rockslides. The road closure decreased overall visitation to the Black Hawk market and resulted in increased visitation to Central City, Colorado casinos due to easier access to this market off of Interstate 70.
     The Black Hawk-Central City gaming market is currently insulated from other casino gaming markets, with no competing markets within 50 miles. However, there have been several proposals for the development of a Native American casino located in the Denver metropolitan area. Should a casino development in the Denver area occur, the Black Hawk-Central City market would face increased competition. See “Item 1A. Risk Factors” for more information.

     Jackpot
     The Jackpot properties compete with four other hotels and motels (three of which also have casinos) in Jackpot. There were no major capital improvements or expansions in the Jackpot market in 2005. There has been one proposal from a private development company to construct a 200-room casino in Jackpot. It is unclear at this time whether the developer will obtain the necessary local permit approvals and secure financing for this project. We are not aware of any other expansion plans by existing or potential competitors in Jackpot in the near future. In the State of Idaho, casinos on Native American land operate video lottery terminals (“VLTs”), which are similar to slot machines. One casino near Pocatello has approximately 950 VLTs and is operated by the Shoshone-Bannock Tribes.
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
     Other
     In addition to the competition that our properties face from other casinos in their geographic markets, we also compete, to a lesser extent, with casinos in other locations, including major tourist destinations such as Las Vegas, with gaming on cruise ships and with other forms of legalized gaming in the United States, including state-sponsored lotteries, racetracks, off-track wagering, Internet and other account wagering and card parlors.
Employees and Labor Relations
     As of March 1, 2006, we employed approximately 7,460 full- and part-time employees. None of our employees is employed pursuant to collective bargaining or other union arrangements. We believe our employee relations are good.
Incorporation
     Ameristar was incorporated in Nevada in 1993.
Government Regulation
     The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. We are required to obtain and maintain gaming licenses in each of the jurisdictions in which we conduct gaming. The limitation, conditioning or suspension of gaming licenses could (and the revocation or non-renewal of gaming licenses would) materially adversely affect our operations in that jurisdiction. In addition, changes in law that restrict or prohibit our gaming operations in any jurisdiction could have a material adverse effect on us.
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
     The Missouri Gaming Commission has discretion to approve gaming license applications for permanently moored (“dockside”) casinos, powered (“excursion”) riverboat casinos and barges and to determine the number, location and type of excursion gambling boats allowed each licensee. Due to safety concerns, all gaming vessels on the Missouri River are permitted to be moored in moats within 1,000 feet of the river. Gaming licenses are initially issued for two one-year periods and must be renewed every two years thereafter. The gaming licenses at Ameristar Kansas City and Ameristar St. Charles are next subject to renewal in December 2006. No gaming licensee may pledge or transfer in any way any license, or any interest in a license, issued by the Missouri Gaming Commission. As a result, the gaming licenses of our wholly owned Missouri subsidiaries were not pledged to secure our senior credit facilities.
     The issuance, transfer and pledge of ownership interests in a gaming licensee are also subject to strict notice and approval requirements. Missouri Gaming Commission regulations prohibit a licensee from doing any of the following without at least 60 days’ prior notice to the Missouri Gaming Commission, and during such period, the Missouri Gaming Commission may disapprove the transaction or require the transaction be delayed pending further investigation:
•	any transfer or issuance of an ownership interest in a gaming licensee that is not a publicly held entity or a holding company that is not a publicly held entity, and

•	any pledge or grant of a security interest in an ownership interest in a gaming licensee that is not a publicly held entity or a holding company that is not a publicly held entity; provided that no ownership interest may be transferred in any way pursuant to any pledge or security interest without separate notice to the Missouri Gaming Commission at least 30 days prior to such transfer, which restriction must be specifically included in the pledge or grant of a security interest.
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
     The Missouri Act imposes operational requirements on riverboat operators, including a charge of $2 per gaming customer per two-hour “cruise” that licensees must pay to the Missouri Gaming Commission, certain minimum payout requirements, a 20% tax on adjusted gross receipts, prohibitions against providing credit to gaming customers (except, subject to certain conditions, for the use of credit and debit cards and the cashing of checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee’s riverboat. Licensees must also submit audited quarterly and annual financial reports to the Missouri Gaming Commission and pay the associated auditing fees. Other areas of operation which are subject to regulation under Missouri rules are the size, denomination and handling of chips and tokens, the surveillance methods and computer monitoring of electronic games, accounting and audit methods and procedures, and approval of an extensive internal control system. The Missouri rules also require that all of an operator’s chips, tokens, dice, playing cards and electronic gaming devices must be acquired from suppliers licensed by the Missouri Gaming Commission, or another person or entity approved by the Missouri Gaming Commission.
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

Missouri Gaming Commission liquor control regulations also include prohibitions on certain intoxicating liquor promotions and a ban on fees accepted for advertising products. Only Class A licensees can obtain a liquor license from the Missouri Gaming Commission. Class A licenses are licenses granted by the Commission to allow the holder to conduct gambling games on an excursion gambling boat and to operate an excursion gambling boat. The sale of alcoholic beverages produced at the Brew Pub at Ameristar Kansas City is subject to licensing, control and regulation by the City of Kansas City, Missouri, Clay County, the State of Missouri and the Division of Alcohol, Tobacco and Firearms of the U.S. Treasury Department.
     Iowa
     Ameristar’s Council Bluffs operations are conducted by our wholly owned subsidiary, Ameristar Casino Council Bluffs, Inc. (“ACCBI”), and are subject to Chapter 99F of the Iowa Code and the regulations promulgated thereunder. ACCBI’s gaming operations are subject to the licensing and regulatory control of the Iowa Racing and Gaming Commission (the “Iowa Gaming Commission”).
     Under Iowa law, wagering on a “gambling game” is legal when conducted by a licensee on an “excursion gambling boat.” An “excursion gambling boat” is an excursion boat or moored barge. “Gambling game” means any game of chance authorized by the Iowa Gaming Commission. In 2004, the Iowa legislature eliminated the mandatory cruising requirement for an “excursion gambling boat,” and ACCBI’s riverboat is now classified as a “permanently moored vessel.”
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
     Iowa has a graduated wagering tax equal to 5% of the first $1.0 million of annual adjusted gross receipts, 10% of the next $2.0 million of annual adjusted gross receipts and 22% of annual adjusted gross receipts over $3.0 million for an excursion gambling boat. In addition, the state charges other fees on a per-customer basis. Additionally, ACCBI pays to the City of Council Bluffs a fee equal to $0.50 per passenger. Under the Operator’s Contract, ACCBI also pays the Association a graduated fee equal to 5% of the first $30 million of annual adjusted gross receipts, 4% of the next $30 million of annual adjusted gross receipts, 3% of the next $30 million of annual adjusted gross receipts, 2% of the next $30 million of annual adjusted gross receipts and 0.5% of the next $30 million of annual adjusted gross receipts (up to $150,000,000 of annual adjusted gross receipts). ACCBI was also required to pay a special additional assessment of approximately $3.6 million in 2005 and will be required to pay a similar special assessment in 2006, which assessments are recoverable as a credit against future gaming taxes beginning in 2010.
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
     ACCBI is subject to licensure by the Alcoholic Beverages Division (“ABD”) of the Iowa Department of Commerce, which administers and enforces the laws of the State of Iowa concerning alcoholic beverages. Additionally, ACCBI is subject to liquor ordinances adopted by local authorities. A local authority may adopt ordinances governing establishments that are located within their jurisdiction. Local ordinances may be more restrictive than state law, but they may not conflict with state law. The ABD and the local authorities have full power to suspend or revoke any license for the serving of alcoholic beverages.
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
     The Mississippi Act provides for legalized gaming in each of the 14 counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. Currently, gaming is permissible in nine of the 14 eligible counties in the state and gaming operations take place in seven counties. Traditionally, Mississippi law required gaming vessels to be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. Recently, however, the Mississippi legislature amended the Mississippi Act to permit licensees in the three counties along the Gulf Coast to establish land-based casino operations provided that the gaming areas do not extend more than 800 feet beyond the 19-year mean high water line, except in Harrison County, where the 800-foot limit can be extended as far as the southern boundary of Highway 90.
     The Mississippi Act permits unlimited stakes gaming on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices.

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
     A Mississippi Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses that may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. ACVI most recently was granted a renewal of its gaming license by the Mississippi Commission on January 25, 2006. This license expires on January 24, 2009.
     Certain of our officers and employees and the officers, directors and certain key employees of our Mississippi Gaming Subsidiary must be found suitable or approved by the Mississippi Commission. We believe that we have obtained, applied for or are in the process of applying for all necessary findings of suitability with respect to such persons affiliated with Ameristar or ACVI, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with Ameristar or ACVI may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions, including changes in any person’s corporate position or title, must be reported to the Mississippi Commission. In addition to having authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in such person’s corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require us and any Mississippi Gaming Subsidiary to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Mississippi.
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
     Under the regulations of the Mississippi Commission, a Mississippi Gaming Subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by securities issued by an affiliated company, without the prior approval of the Mississippi Commission. A pledge of the stock of a Mississippi Gaming Subsidiary and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Mississippi Gaming Subsidiary or its holding companies and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Commission for such guarantees, pledges and restrictions in connection with offerings of securities, subject to certain restrictions, but we must obtain separate prior approvals from the Mississippi Commission for pledges and stock restrictions imposed in connection with certain financing transactions. Moreover, the regulations of the Mississippi Commission require us to file a Loan to Licensees Report within 30 days following certain financing transactions and the offering of certain debt securities. If the Mississippi Commission were to deem it appropriate, the Mississippi Commission could order any such transaction rescinded.
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

     The Mississippi Commission’s regulations require as a condition of licensure or license renewal that an existing licensed gaming establishment’s plan include adequate parking facilities in close proximity to the casino complex and infrastructure facilities, such as hotels, which amount to at least 100% of the casino cost. The Mississippi Commission’s current infrastructure requirement applies to new casinos or acquisitions of closed casinos. Ameristar Vicksburg was grandfathered under a prior version of that regulation that required that the infrastructure investment be equal to only 25% or more of the casino cost.
     The sale of alcoholic beverages at Ameristar Vicksburg is subject to licensing, control and regulation by the Alcoholic Beverage Control Division of the Mississippi State Tax Commission (the “ABC”) and by the City of Vicksburg. Ameristar Vicksburg is located in a designated special resort area, which allows ACVI to serve alcoholic beverages on a 24-hour basis. If ABC regulations are violated, the ABC has the power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such licensee on probation with or without conditions. Certain officers and managers of ACVI must be investigated by the ABC in connection with ACVI’s liquor permit and changes in certain key positions must be approved by the ABC.
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
     The application of Ameristar Casino Black Hawk, Inc. (“ACBHI”) for operator and retail gaming licenses for Mountain High Casino in Black Hawk was approved by the Colorado Commission on December 16, 2004. ACBHI took possession of and began to operate Mountain High Casino on December 21, 2004. The Colorado Act requires that applications for renewal of operator and retail gaming licenses be filed with the Commission up to 120 days prior to the expiration of the current licenses. ACBHI’s operator and retail gaming licenses were renewed by the Commission on November 17, 2005.
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
     The Colorado Amendment requires an annual tax of up to 40% on the total amount wagered less all payouts to players. With respect to games of poker, the tax is calculated based on the sums wagered which are retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission. Annually the Colorado Commission, as mandated by the Colorado Regulations, conducts rule-making hearings concerning the gaming tax rate and device fee rate for the subsequent gaming year. However, rigid compliance with the Colorado Regulations is not mandatory and shall in no way be construed to limit the time periods or subject matters which the Colorado Commission may consider in determining the various tax rates. Generally, the Colorado Commission receives testimony during its April, May and June meetings prior to making a determination regarding the tax rate for the subsequent year. The current gaming tax rate structure, which has been in effect since 1999, is:
•	0.25% up to and including $2 million of the subject amounts;

•	2% on amounts from $2 million to $4 million;

•	4% on amounts from $4 million to $5 million;

•	11% on amounts from $5 million to $10 million;

•	16% on amounts from $10 million to $15 million; and

•	20% on amounts over $15 million.
     The City of Black Hawk also assesses three monthly device fees that are based on the number of slot machines operated. Those consist of a $62.50 fee per device per month with an exemption on the first 50 devices. There is also a business improvement district device fee of $7.42 per device and a transportation device fee of $6.41 per device.
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
     There are various classes of retail liquor licenses which may be issued under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval. The Colorado Department of Revenue’s Liquor Enforcement Division must also approve the application. ACBHI has been approved for a hotel and restaurant liquor license by both the local Black Hawk licensing authority and the State Division of Liquor Enforcement for Mountain High Casino.
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
     Ameristar may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On March 24, 2005, the Nevada Commission granted us approval to make public offerings for a period of two years, subject to specified conditions (the “Shelf Approval”). The Shelf Approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering (“Affiliate”). The Shelf Approval also includes approval for CPI to guarantee any security issued by, and to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by, us or an Affiliate in a public offering. The Shelf Approval also includes approval to place restrictions upon the transfer of, and enter into agreements not to encumber the equity securities of, CPI. The Shelf Approval, however, may be rescinded for good cause, without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the investment merits of the securities offered. Any representation to the contrary is unlawful.
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
     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon: (1) a percentage of the gross revenues received; (2) the number of gaming devices operated; or (3) the number of table games operated. A live entertainment tax is also paid by certain casino operations where entertainment is furnished in connection with admission fees, the selling or serving of food and refreshments, or the selling of merchandise.
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
     Other Jurisdictions
     We expect to be subject to rigorous regulatory standards, which may or may not be similar to the foregoing standards, in each jurisdiction in which we may seek to conduct gaming operations in the future. There can be no assurance that statutes or regulations adopted or fees and taxes imposed by other jurisdictions will permit us to operate profitably.
     Federal Regulation of Slot Machines
     We are required to make annual filings with the U.S. Department of Justice in connection with the sale, distribution or operation of slot machines. All requisite filings for the current year have been made.
     Other Regulations
     In January 2006, our Council Bluffs casino vessel became classified as a “permanently moored vessel” under the authority of the Iowa Department of Natural Resources and ceased to be subject to United States Coast Guard regulations and inspection requirements. As a permanently moored vessel, it will be required to undergo annual inspections by the Iowa Department of Natural Resources and an underwater hull inspection every 10 years, with the next underwater inspection due in 2016.
     Our business is subject to various federal, state and local laws and regulations in addition to those discussed above. These laws and regulations include but are not limited to those concerning employees, taxation, zoning and building codes and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations or material differences in interpretations by courts or governmental authorities could adversely affect our business.

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
Item 1A. Risk Factors
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
     From time to time, legislation and ballot measures have been unsuccessfully proposed in Kansas, Nebraska and Colorado for the legalization or expansion of gaming. In Nebraska, several referenda on the statewide ballot that would have legalized two alternative forms of casino gaming were defeated in November 2004, and proponents are currently gathering signatures to attempt to have similar referenda placed on the November 2006 ballot. In Kansas, there is currently a bill pending in the legislature that would legalize commercial casino gaming. These proposals, if they become law, would authorize gaming in or near, among other places, Omaha, Nebraska and Kansas City, Kansas, in close proximity to our existing facilities in Council Bluffs, Iowa and Kansas City, Missouri, respectively. The legalization of gaming in these locations and the additional competition resulting from the subsequent development of competing gaming properties could have a material adverse effect on us.
     The Missouri Gaming Commission has prioritized for investigation gaming license applications for new casino facilities in downtown St. Louis and southeastern St. Louis County, approximately 22 miles and 30 miles, respectively, from Ameristar St. Charles. The casino facility in downtown St. Louis is currently under construction and is scheduled to open in late 2007. The southeastern St. Louis County facility, which is being developed by the same operator, is currently scheduled to open in mid-2008. St. Louis city officials and members of the Missouri Gaming Commission have also stated that they would like to see a currently operating casino in downtown St. Louis, which is currently operating in bankruptcy, improved or replaced. The additional two new gaming operations in the St. Louis market, as well as any replacement or upgrade to the existing downtown St. Louis casino, will result in additional competition for Ameristar St. Charles.
     In March 2006, our competitor that operates the pari-mutuel racetrack casino in Council Bluffs will rebrand the property as part of a major expansion and renovation. Upon completion of the expansion and renovation project, the property will feature significantly more gaming space, 1,850 slot machines, 34 table games, a poker room and additional non-gaming amenities. Prior to a change in Iowa law in 2004, racetrack casinos were not permitted to offer table games or video poker machines. We expect that the future operating results of Ameristar Council Bluffs will be adversely affected by the additional competition.
     Our principal competitors in the St. Louis and Black Hawk markets have also recently completed, or will soon complete, significant expansions of their facilities. In Vicksburg, several potential gaming sites still exist, and two companies have recently received preliminary Mississippi Gaming Commission approval for the development of new casinos.
     Increased competitive pressures in our Missouri and Iowa markets have required us to incur greater marketing and promotional costs in order to maintain our market share. This has adversely affected our recent operating results, and may continue to do so.
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
     State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Periods of economic downturn and budget deficits may intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.
     In 2004, in response to an Iowa Supreme Court ruling that decreased the gaming taxes payable by casinos at pari-mutuel racetracks, the Iowa legislature approved an increase in the maximum tax rate on gaming revenues of riverboat casinos from 20% to 22%, which became effective July 1, 2004. We also paid in 2005 and will be required to pay in 2006 a special additional assessment of approximately $3.6 million, which is recoverable as a credit against future gaming taxes beginning in 2010. This tax increase has negatively impacted operating income at Ameristar Council Bluffs and will continue to do so.
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
     The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The States of Missouri, Iowa, Mississippi, Colorado and Nevada and the applicable local authorities require various licenses, findings of suitability, registrations, permits and approvals to be held by us and our subsidiaries. The Missouri Gaming Commission, the Iowa Racing and Gaming Commission, the Mississippi Gaming Commission, the Colorado Limited Gaming Control Commission and the Nevada Gaming Commission may, among other things, limit, condition, suspend, revoke or not renew a license or approval to own the stock of any of our Missouri, Iowa, Mississippi, Colorado or Nevada subsidiaries, respectively, for any cause deemed reasonable by such licensing authority. Our gaming licenses in Missouri need to be renewed every two years, our gaming licenses in Iowa and Colorado must be renewed or continued every year, and our gaming license in Mississippi must be renewed every three years. If we violate gaming laws or regulations, substantial fines could be levied against us, our subsidiaries and the persons involved, and we could be forced to forfeit portions of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets could have a material adverse effect on our business, financial condition and results of operations.
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
     Our leverage ratio (as defined in our senior credit facilities) improved from 3.29:1 as of December 31, 2004 to 3.07:1 as of December 31, 2005, while our total indebtedness increased from $766.3 million as of December 31, 2004 to $780.4 million as of December 31, 2005. As we proceed with our planned capital improvement projects over the next three years, we anticipate that our total debt will increase significantly. The degree to which we are leveraged could have important adverse consequences to our business, including:
•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•	Requiring a substantial portion of our cash flows from operations for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, dividends and general corporate requirements;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	Placing us at a competitive disadvantage to less leveraged competitors.

     The agreement governing our senior credit facilities contains covenants that may restrict our ability to, among other things, borrow money, pay dividends, make capital expenditures and effect a consolidation, merger or disposal of substantially all of our assets. Although the covenants in our senior credit facilities are subject to various exceptions that are intended to allow us to operate without undue restraint in certain anticipated circumstances, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, our long-term debt requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants would result in a default under our senior credit facilities. If an event of default under our senior credit facilities occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In addition, our senior credit facilities are secured by first priority security interests on substantially all of our real and personal property, including the capital stock of our subsidiaries. If we are unable to pay all amounts declared due and payable in the event of a default, the lenders could foreclose on these assets.
     We are subject to the risk of rising interest rates.
     All of our borrowings under our senior credit facilities bear interest at variable rates. As of February 28, 2006, we had $825.0 million outstanding under our senior credit facilities. If short-term interest rates continue to rise, our interest cost will increase, which will adversely affect our net income and available cash.
     Worsening economic conditions or geopolitical circumstances may adversely affect our business.
     Our business may be adversely affected by economic downturns and instability, as we are dependent on discretionary spending by our customers. Any worsening of current economic conditions or significant increases in energy prices could cause fewer people to spend money at our properties and could adversely affect our revenues. Other geopolitical events, such as terrorism or the threat of terrorism, may deter customers from visiting our properties.
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
     Mr. Neilsen is our Chairman of the Board, President and Chief Executive Officer, and he owns approximately 55% of our outstanding Common Stock. Accordingly, Mr. Neilsen has the ability to control our operations and affairs, including the election of the entire Board of Directors and, except as otherwise provided by law, other matters submitted to a vote of the stockholders, including a merger, consolidation or sale of assets. As a result, actions which may be supported by a majority of the other stockholders, including the issuance of additional shares of Common Stock to finance acquisitions or other growth opportunities, could be blocked by Mr. Neilsen. In addition, Mr. Neilsen’s substantial ownership affects the liquidity in the market for our Common Stock.
     A change in control could result in the acceleration of our debt obligations.
     Certain changes in control could result in the acceleration of our senior credit facilities. This acceleration could be triggered in the event Mr. Neilsen sells a significant portion of his stock or upon his death if his estate, private foundation, heirs or devisees sell a substantial number of shares of our Common Stock, which they might have to do in order to pay estate tax liabilities or satisfy legal requirements applicable to shareholdings by private foundations. We cannot assure you that we would be able to repay any indebtedness that is accelerated as a result of a change in control, and this would likely materially adversely affect our financial condition.
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
     General Construction Risks — Delays and Cost Overruns. Construction and expansion projects for our properties entail significant risks. These risks include: (1) shortages of materials (including slot machines or other gaming equipment); (2) shortages of skilled labor or work stoppages; (3) unforeseen construction scheduling, engineering, environmental or geological problems; (4) weather interference, floods, hurricanes, fires or other casualty losses; (5) unanticipated cost increases; (6) delays or increased costs in obtaining required governmental permits and approvals; and (7) construction period disruption to existing operations.
     Our anticipated costs and construction periods for construction projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects, consultants and contractors. The cost of any construction project undertaken by us may vary significantly from initial expectations, and we may have a limited amount of capital resources to fund cost overruns on any project. The major hurricanes experienced in the Gulf Coast region in 2005 and the resulting reconstruction efforts have exacerbated shortages of certain construction materials and labor and resulted in increased construction costs. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate cash flows from operations or other financing is available. The completion date of any of our construction projects could also differ significantly from initial expectations for construction-related or other reasons. We cannot assure you that any project will be completed on time, if at all, or within established budgets. Significant delays or cost overruns on our construction projects could have a material adverse effect on our business, financial condition and results of operations.
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
     Our Planned Expansion Project at Ameristar Vicksburg Presents Unique Engineering and Construction Challenges. We intend shortly to commence an expansion of the casino vessel at Ameristar Vicksburg and to connect the vessel to the new parking garage under construction at the site. In order to do so, we will be required to pour a concrete foundation and rest the vessel on fixed supports (similar in design to a dry-dock) while the vessel remains in the existing cofferdam basin. We plan to do this without suspending operations at the casino. This project presents significant engineering and construction challenges and we believe that our combination of methods may never before have been tried under comparable conditions. We have not been able to procure on practicable terms contractual protections and insurance coverage sufficient to protect us against all possible losses arising out of the project. If the casino vessel were to sustain significant damage or be required to cease operations for an extended period, our business may be materially adversely affected.
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
     We have experienced and expect to continue to experience strong competition in hiring and retaining qualified property and corporate management personnel, including competition from numerous Native American gaming facilities that are not subject to the same taxation regimes as we are and therefore may be willing and able to pay higher rates of compensation. Recruiting and retaining qualified management personnel is particularly difficult at Ameristar Vicksburg, Mountain High and the Jackpot properties due to local market conditions. If we are unable to successfully recruit and retain qualified management personnel at our properties or at our corporate level, our results of operations could be materially adversely affected.
Adverse weather conditions in the areas in which we operate could have an adverse effect on our results of operations and financial condition.
     Adverse weather conditions, particularly flooding, heavy snowfall and other extreme conditions, as well as natural disasters, can deter our customers from traveling or make it difficult for them to visit our properties. If any of our properties were to experience prolonged adverse weather conditions, or if multiple properties were to simultaneously experience adverse weather conditions, our results of operations and financial condition would be adversely affected.
Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us.
     Our riverboat and barge facilities could be lost from service due to casualty, mechanical failure, extended or extraordinary maintenance, floods or other severe weather conditions.
     The Ameristar Vicksburg site has experienced ongoing geologic instability that requires periodic maintenance and improvements. Although we have reinforced the cofferdam basin in which the vessel currently floats and where we are planning to dry-dock the vessel on a concrete foundation, further reinforcements may be necessary. We are also monitoring the site to evaluate what further steps, if any, may be necessary to stabilize the site to permit operations to continue. A site failure would require Ameristar Vicksburg to limit or cease operations.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Ameristar St. Charles. Ameristar St. Charles is located on approximately 58 acres that we own along the west bank of the Missouri River immediately north of Interstate 70. Access to the property may be obtained via the Fifth Street exit on Interstate 70. Ameristar St. Charles owns various other real property in the region, including undeveloped land held for possible future wetlands remediation.
     Ameristar Kansas City. Ameristar Kansas City is located on approximately 183 acres of property that we own. The site is east of and adjacent to Interstate 435 along the north bank of the Missouri River. The site, which is approximately seven miles east of downtown Kansas City, Missouri, may be accessed via the Missouri Highway 210 exit on Interstate 435.
     Ameristar Council Bluffs. Ameristar Council Bluffs is located on an approximately 69-acre site along the bank of the Missouri River and adjacent to the Nebraska Avenue exit on Interstate 29 immediately north of the junction of Interstates 29 and 80. We own approximately 46 acres of this site and have rights to use the remaining portion of the site that is owned by the State of Iowa for a term expiring in 2045. We lease approximately one acre of the Ameristar Council Bluffs site to affiliates of Kinseth Hospitality Corporation for the operation of a 188-room limited service Holiday Inn Suites Hotel and a 96-room Hampton Inn Hotel.
     Ameristar Vicksburg. Ameristar Vicksburg is located on two parcels, totaling approximately 50 acres, that we own in Vicksburg, Mississippi on either side of Washington Street near Interstate 20. We own or lease various other properties in the vicinity that are not part of our facility, including a service station and convenience store adjacent to our hotel that we operate.
     Mountain High Casino. Mountain High Casino is located on a site of approximately 5.7 acres that we own on the north side of Colorado Highway 119 in Black Hawk, Colorado. We own approximately 100 acres of largely hillside land across Richman Street from the casino site, a portion of which is currently used for overflow parking.
     The Jackpot Properties. We own approximately 116 acres in or around Jackpot, Nevada, including the 35-acre site of Cactus Petes and the 25-acre site of The Horseshu. The Cactus Petes and Horseshu sites are across from each other on U.S. Highway 93. We also own 288 housing units in Jackpot that support the primary operations of the Jackpot properties.
     Other. We lease office and warehouse space in various locations outside of our operating properties, including our corporate offices in Las Vegas, Nevada. We own or lease other real property in various locations in the United States that is used in connection with our business.
     Substantially all of our real property collateralizes our obligations under our senior credit facilities.
Item 3. Legal Proceedings
     From time to time, we are a party to litigation, most of which arises in the ordinary course of business. We are not currently a party to any litigation that management believes would be likely to have a material impact on our financial position, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Ameristar’s Common Stock is traded on the Nasdaq National Market under the symbol “ASCA.” The price per share of common stock presented below represents the highest and lowest closing prices for the Company’s Common Stock on the Nasdaq National Market during each quarter.

	High	Low
2005
First Quarter	$28.99	$20.47
Second Quarter	29.13	23.83
Third Quarter	30.31	20.04
Fourth Quarter	24.97	18.12

2004
First Quarter	$17.27	$12.02
Second Quarter	18.91	15.52
Third Quarter	17.05	11.94
Fourth Quarter	21.80	14.45
     On June 20, 2005, the Company effected a 2-for-1 stock split. All share and per share information in this Report has been retroactively adjusted to reflect the stock split.
     As of March 1, 2006, there were approximately 143 holders of record of Ameristar’s Common Stock.
     In 2004, we paid four quarterly cash dividends of $0.0625 per share on our Common Stock, for an annual total of $0.25 per share. In 2005, we increased the quarterly cash dividend to $0.078125 per share, for an annual total of $0.3125 per share. On February 15, 2006, our Board of Directors increased the quarterly cash dividend to $0.09375 per share, commencing with the dividend paid in the first quarter of 2006.
     Our senior credit facilities obligate us to comply with certain covenants that place limitations on the payment of dividends. We are limited to paying no more than $40.0 million annually for dividends under the agreement governing the senior credit facilities. For the years ended December 31, 2005 and 2004, we paid dividends totaling $17.4 million and $13.6 million, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Note 5 – Long-term debt” of Notes to Consolidated Financial Statements.

     Item 6. Selected Financial Data
     The following data have been derived from our audited consolidated financial statements and should be read in conjunction with those statements, certain of which are included in this Report.
AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA

	For the years ended December 31,
Statement of operations data (1):	2005	2004	2003	2002	2001
	(Amounts in Thousands, Except Per Share Data)
REVENUES:
Casino	$974,178	$856,901	$760,376	$678,642	$568,259
Food and beverage	125,918	114,010	103,176	80,783	66,994
Rooms	25,355	26,082	25,136	22,824	22,802
Other	26,041	23,166	21,557	19,387	18,074

	1,151,492	1,020,159	910,245	801,636	676,129
Less: Promotional allowances	190,134	165,461	128,278	103,673	73,304

Net revenues	961,358	854,698	781,967	697,963	602,825

OPERATING EXPENSES:
Casino	431,101	379,909	349,845	297,476	252,906
Food and beverage	66,299	63,758	59,747	53,963	46,169
Rooms	6,454	6,565	6,343	6,826	7,921
Other	16,503	13,687	12,522	13,962	11,813
Selling, general and administrative	186,050	157,907	149,292	150,228	129,060
Depreciation and amortization	85,366	73,236	63,599	48,711	40,101
Impairment loss on assets held for sale	869	174	687	5,213	—
Preopening costs	—	—	—	6,401	—

Total operating expenses	792,642	695,236	642,035	582,780	487,970

INCOME FROM OPERATIONS	168,716	159,462	139,932	115,183	114,855

OTHER INCOME (EXPENSE):
Interest income	830	245	330	174	522
Interest expense, net	(60,913)	(57,003)	(64,261)	(51,206)	(64,931)
Loss on early retirement of debt	(2,074)	(923)	(701)	—	—
Net (loss) gain on disposition of assets	(1,576)	(717)	289	(341)	(777)
Other	(79)	(187)	(1)	69	1

Income before income tax provision and cumulative effect of change in accounting principle	104,904	100,877	75,588	63,879	49,670
Income tax provision	38,619	38,898	27,968	23,345	16,381

Income before cumulative effect of change in accounting principle	66,285	61,979	47,620	40,534	33,289

Cumulative effect of change in accounting principle – adoption of SFAS No. 133, net of income tax benefit of $73	—	—	—	—	(135)

NET INCOME	$66,285	$61,979	$47,620	$40,534	$33,154

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA
(continued)

	For the years ended December 31,
STATEMENT OF OPERATIONS DATA
(CONTINUED):	2005	2004	2003	2002	2001
	(Amounts in Thousands, Except Per Share Data)
EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle
Basic	$1.19	$1.15	$0.90	$0.78	$0.80

Diluted	$1.16	$1.11	$0.88	$0.75	$0.76

Cumulative effect of change in accounting principle
Basic	$—	$—	$—	$—	$(0.01)

Diluted	$—	$—	$—	$—	$—

Net income
Basic	$1.19	$1.15	$0.90	$0.78	$0.79

Diluted	$1.16	$1.11	$0.88	$0.75	$0.76

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	55,664	54,114	52,846	52,214	41,812

Diluted	57,127	55,653	54,240	53,984	43,816

	December 31,
	(Amounts in Thousands)
BALANCE SHEET AND OTHER DATA:	2005	2004	2003	2002	2001
Cash and cash equivalents	$106,145	$86,523	$78,220	$90,573	$41,098
Total assets	1,383,986	1,315,469	1,155,250	1,173,492	892,592
Total long-term debt, net of current maturities	776,029	761,799	713,044	760,665	624,255
Stockholders’ equity (2)	383,710	321,300	255,843	202,196	157,336
Capital expenditures	177,789	89,633	69,219	255,530	114,114

(1)	We sold the Reserve Hotel Casino on January 29, 2001. We opened the new Ameristar St. Charles facility on August 6, 2002. We acquired Mountain High Casino on December 21, 2004.

(2)	Dividends of $17.4 million and $13.6 million were paid in 2005 and 2004, respectively. The annual dividend per share was $0.3125 in 2005 and $0.25 in 2004. No dividends were paid in 2001 through 2003.

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the fiscal quarters ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	Total
	(Amounts in Thousands, Except Per Share Data)
Net revenues (1)	$240,109	$238,868	$238,591	$243,791	$961,358
Income from operations (1)	46,283	42,230	40,479	39,723	168,716
Income before income tax provision (1)	30,454	26,614	25,406	22,429	104,904
Net income (1)	19,230	16,654	16,100	14,300	66,285

Basic earnings per share (2)	$0.35	$0.30	$0.29	$0.26	$1.19
Diluted earnings per share (2)	$0.34	$0.29	$0.28	$0.25	$1.16

	For the fiscal quarters ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	Total
	(Amounts in Thousands, Except Per Share Data)
Net revenues (1)	$214,363	$210,005	$215,651	$214,680	$854,698
Income from operations	42,134	39,102	40,310	37,916	159,462
Income before income tax provision	26,506	25,028	26,421	22,922	100,877
Net income	15,901	15,019	16,601	14,458	61,979

Basic earnings per share (2)	$0.30	$0.28	$0.31	$0.27	$1.15
Diluted earnings per share (2)	$0.29	$0.27	$0.30	$0.26	$1.11

(1)	The sum of the amounts for the four quarters does not equal the total for the year due to rounding.

(2)	Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per-share amounts for the four quarters may not equal the total earnings per share amounts for the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in this Report. The information in this section and in this Report generally includes forward-looking statements. See “Item 1A. Risk Factors.”
Overview
     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with seven properties in operation in Missouri, Iowa, Mississippi, Colorado and Nevada. Our portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Cactus Petes and the Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest); and Mountain High in Black Hawk, Colorado (serving the Denver metropolitan area). We acquired Mountain High on December 21, 2004.
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
     The following significant factors and trends should be considered in analyzing our operating performance:
•	Mountain High Casino acquisition and expansion. As part of our strategy to grow the Company, we acquired Mountain High in Black Hawk, Colorado on December 21, 2004. Mountain High contributed $51.3 million to net revenues and $0.3 million to operating income during 2005. Mountain High’s 2005 financial results were adversely impacted by significant construction disruption as we continue to progress toward the completion of our planned capital improvement projects at the property and a temporary highway closure during the third quarter. The expansion of the parking garage, which nearly doubled the capacity to 1,550 parking spaces, was completed in November 2005 and the remodeling of the casino and non-gaming venues on the first floor was substantially completed in December 2005. In March 2006, we completed the second floor of the casino, which includes an additional 700 slot machines. We intend to rebrand Mountain High under the “Ameristar” name on April 1, 2006. The construction of a 534-room AAA Four Diamond-quality hotel is planned to begin in the second quarter of 2006 and is expected to be completed in mid-year 2008. We believe the quality and scope of the property will enable us to become the market share leader in the greater Denver market after these improvements are completed. We expect the total cost of our planned capital improvements at Mountain High to be approximately $260 million, which will bring our total investment in the property to approximately $380 million. Capital expenditures relating to the Mountain High remodeling and expansion projects totaled $57.2 million in 2005.
•	Promotional spending and marketing. For the year ended December 31, 2005, promotional allowances at our Ameristar-branded properties increased $14.6 million (9.4%) over the prior year while net revenues at these properties increased only 6.8%. The increase in our rate of promotional spending was partially attributable to our ongoing efforts to strengthen the Ameristar brand through targeted marketing, as evidenced by a 7.8% increase in rated play at our Ameristar-branded properties for year ended December 31, 2005 compared to the same period in 2004. In addition to improving rated play, our promotional spending also increased as a result of our efforts to maintain market share leadership in the increasingly competitive Missouri and Iowa markets. The St. Louis market has developed into a more competitive environment, in response to which we were required to increase marketing and promotional spending at Ameristar St. Charles to maintain our competitive position in the market. The increasingly competitive market and our efforts to attract rated players contributed to a 2.0 percentage point decrease in operating income margin at our St. Charles property year-over-year. Our Kansas City property was also impacted by increased competition in 2005 that partially contributed to a $4.3 million rise in promotional allowances and a relatively flat operating income margin year-over-year. During 2005, our Council Bluffs property benefited from significant construction disruption and a reduced number of available slot machines at the competing racetrack casino, which is being significantly expanded and rebranded. We believe that competition will intensify in this market as the improvements at the racetrack casino are completed, which is expected to occur throughout the first quarter of 2006. Accordingly, we anticipate promotional spending will increase in our effort to maintain our market share.

•	Post-hurricane improvement at Ameristar Vicksburg. In 2005, Ameristar Vicksburg increased operating income by $11.2 million, or 40.7%, over the prior year. The improved financial performance of this property is mostly attributable to the substantial increase in business volume following the closure of the Gulf Coast casinos as a result of Hurricane Katrina. This increase in the property’s business volume has diminished in the first quarter of 2006 following the reopening of three Mississippi Gulf Coast casinos in December 2005, and we expect it to diminish further as more Gulf Coast casinos reopen later in 2006. However, we anticipate 2006 revenues to be significantly higher than 2005 until the fourth quarter of 2006.

•	Rising health benefit costs. For the year ended December 31, 2005, our health benefit costs at properties we have owned for consecutive years and our corporate office increased $6.2 million, or 28.9%, over the prior year. The rise in health benefit costs in excess of normal inflationary trends is primarily attributable to a significant increase in the number and size of large claims experienced in 2005.

•	External development costs. Development activities contributed to our increased corporate expense as we continue to pursue growth through development and acquisition opportunities. Development-related costs totaled $6.6 million in 2005 compared to $4.3 million in 2004. For the years ended December 31, 2005 and 2004, we incurred costs relating to our pursuit of a casino license in Pennsylvania totaling approximately $3.0 million and $0.3 million, respectively. However, following an in-depth analysis of the Philadelphia market, operational projections and construction cost estimates, we determined that execution of our core business strategy of developing first-class gaming and entertainment properties could not generate a sufficient return on our investment to justify proceeding with a casino license application for Philadelphia. Accordingly, we suspended our development efforts in Pennsylvania in November 2005.

•	Renovations and enhancements at Ameristar St. Charles. At Ameristar St. Charles, we have commenced the construction of a 400-room, all-suite hotel, an indoor/outdoor swimming pool, a

7,000 square-foot full-service spa, 20,000 square feet of new meeting and conference facilities and an additional 2,000-space parking garage. The total cost of these projects is expected to be approximately $240.0 million, with the completion dates projected to be the second quarter of 2006 for the conference facilities, the fourth quarter of 2006 for the initial 1,400 spaces of the parking garage and the fourth quarter of 2007 for the hotel and the remainder of the garage. We believe these planned improvements will allow us to further enhance our competitive position in the St. Louis market, which should position us to extend our market share leadership. We expect minimal construction disruption to existing operations as these capital improvement projects are being completed.

•	Expansion project at Ameristar Vicksburg. At Ameristar Vicksburg, we have commenced the first phase of our master expansion plan with the construction of a new 1,083-space parking garage, which is expected to be completed in the second quarter of 2007. In June 2006, we intend to commence an expansion of the casino vessel that will directly connect to the new parking garage. The expanded casino will allow for the addition of up to 800 slot machines. The expansion project will also include the addition of two new restaurants, a new Star Club for our VIP guests, a poker room, a retail shop and other amenities. This project is slated for a mid-year 2007 completion. The expected cost of our planned capital improvements at Ameristar Vicksburg is approximately $90 million. These improvements will help alleviate long-standing capacity constraints in parking and gaming positions, and we believe will allow us to increase our market dominance in Vicksburg.

•	Debt management. On November 10, 2005, we obtained a new $1.2 billion senior secured credit facility that includes a $400.0 million seven-year term loan facility and a five-year revolving loan facility with capacity for borrowing up to $800.0 million. The proceeds from the new term loan were primarily used to repay all $362.2 million principal amount of loans outstanding under the replaced senior secured credit facilities. The new credit facility features lower interest rate add-ons compared to our previous senior secured credit facilities and, together with operating cash flows, will provide the funding for our planned capital improvement projects. In February 2006, we utilized funds borrowed under the revolving loan facility to redeem our 10.75% Senior Subordinated Notes due 2009, which we expect will result in a further significant reduction in our borrowing costs. Net interest expense for 2005 increased $3.9 million, or 6.9%, over the prior year as a result of rises in our average interest rate and long-term debt level. We improved our total debt leverage ratio (as defined in our credit agreement) from 3.29:1 at December 31, 2004 to 3.07:1 at December 31, 2005.

Results of Operations
Selected Financial Measures by Property
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:

	Years ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Consolidated Cash Flow Information:
Net cash provided by operating activities	$197,459	$176,504	$151,162

Net cash used in investing activities	$(175,849)	$(208,658)	$(83,379)

Net cash (used in) provided by financing activities	$(1,988)	$40,457	$(80,136)

Net Revenues:
Ameristar St. Charles	$286,028	$278,887	$256,594
Ameristar Kansas City	247,586	234,432	214,819
Ameristar Council Bluffs	186,367	171,755	156,673
Ameristar Vicksburg	126,089	107,440	95,048
Jackpot Properties	63,939	60,160	58,833
Mountain High (1)	51,349	2,024	—

Consolidated net revenues	$961,358	$854,698	$781,967

Operating Income (Loss):
Ameristar St. Charles	$63,268	$67,125	$61,257
Ameristar Kansas City	48,226	44,803	40,351
Ameristar Council Bluffs	56,452	50,656	45,552
Ameristar Vicksburg	38,812	27,592	21,215
Jackpot Properties	10,851	8,962	8,022
Mountain High (1)	304	851	—
Corporate and other	(49,197)	(40,527)	(36,465)

Consolidated operating income	$168,716	$159,462	$139,932

Operating Income Margins:
Ameristar St. Charles	22.1%	24.1%	23.9%
Ameristar Kansas City	19.5%	19.1%	18.8%
Ameristar Council Bluffs	30.3%	29.5%	29.1%
Ameristar Vicksburg	30.8%	25.7%	22.3%
Jackpot Properties	17.0%	14.9%	13.6%
Mountain High (1)	0.6%	42.0%	—
Consolidated operating income margin	17.5%	18.7%	17.9%

(1)	We acquired Mountain High on December 21, 2004. Accordingly, Mountain High’s operating results are included only since the acquisition date for 2004 and for the full year 2005.

     The following table presents detail of our net revenues:

	Years ended December 31,
	2005	2004	2003
	(Amounts in Thousands)
Casino Revenues:
Slots	$860,948	$747,247	$655,592
Table games	113,230	109,654	104,784

Casino revenues	974,178	856,901	760,376

Non-Casino Revenues:
Food and beverage	125,918	114,010	103,176
Rooms	25,355	26,082	25,136
Other	26,041	23,166	21,557

Non-casino revenues	177,314	163,258	149,869

	1,151,492	1,020,159	910,245
Less: Promotional Allowances	(190,134)	(165,461)	(128,278)

Total Net Revenues	$961,358	$854,698	$781,967

     Year Ended December 31, 2005 Versus Year Ended December 31, 2004
     Net Revenues
     Consolidated net revenues for the year ended December 31, 2005 increased 12.5% over the prior year. All our Ameristar-branded properties improved their net revenues in 2005. For the year ended December 31, 2005, three of our properties improved their market share over the prior year: Ameristar Council Bluffs with a 2.2 percentage point increase to 43.1%; Ameristar Kansas City with a 1.6 percentage point increase to 36.7%; and Ameristar Vicksburg with a 1.3 percentage point increase to 46.7%. Ameristar St. Charles maintained its market share leadership position for 2005 with 31.9% of the market, despite a 0.1 percentage point decrease from the prior year.
     Casino revenues for the year ended December 31, 2005 increased $117.3 million, or 13.7%, from 2004, including increases in slot and poker revenues of 15.2% and 17.2%, respectively. The increased gaming revenues are mostly attributable to the continued improvement in our slot product and the other factors described above. We further believe casino revenues increased in part as a result of our continued successful implementation of our targeted marketing programs, which is evidenced by the 7.8% increase in rated play at our Ameristar-branded properties when compared to 2004. In 2005, we believe our slot product and targeted marketing efforts were the principal reasons we achieved market share leadership for the third consecutive year in all markets where we operated, with the exception of Mountain High, which is currently undergoing a major renovation and expansion.
     Net revenues at Ameristar St. Charles for 2005 increased $7.1 million, or 2.6%, over the prior year. Casino revenues increased $12.6 million year-over-year, led by an improvement in slot revenues of $13.3 million, or 5.1%. Promotional allowances, which are reported as a reduction of revenues, increased $8.4 million, or 14.9%, in 2005 compared to 2004, in substantial part due to increased competition and our targeted marketing efforts mentioned above.
     Net revenues at Ameristar Kansas City improved by $13.2 million, or 5.6%, year-over-year. Casino revenues increased by $17.7 million over the year ended December 31, 2004, due primarily to our continued slot product enhancements. Promotional allowances increased $4.3 million, or 8.8%, in 2005 as a result of the continued expansion of our patron base and increased competition in the market.
     At Ameristar Council Bluffs, our net revenues in 2005 increased $14.6 million, or 8.5%, driven by an increase in casino revenues of $15.9 million, or 9.3%. Slot revenues improved by $14.5 million (9.8%) when compared to the prior year due to the continued improvements in slot product and the significant construction disruption and a reduced number of available slot machines at the competing racetrack casino. Promotional allowances increased $1.3 million, or 4.6%, over 2004.
     At Ameristar Vicksburg, our net revenues increased $18.6 million, or 17.4%, year-over-year, in a market that grew 10.5% in 2005. Slot revenues improved $13.1 million (13.7%) when compared to the year ended December 31, 2004. Our promotional allowances increased by $0.7 million, or 3.1%, over the prior year. The property’s improved financial performance and the growth in the Vicksburg market are mostly attributable to the third quarter closure of the Gulf Coast casinos following Hurricane Katrina.
     Our Jackpot properties’ 2005 net revenues improved by $3.8 million over the previous year. The 6.3% increase in net revenues is mostly attributable to effective slot marketing that resulted in a $3.5 million improvement in slot revenues year-over-year.
     Our Mountain High property contributed $49.3 million to the increase in consolidated annual net revenues in 2005. For the year ended December 31, 2005, casino revenues were $54.1 million, which represents a $52.1 million increase over the 11-day period we owned the property in 2004. Slot revenues totaled $48.2 million in 2005. Mountain High contributed $10.3 million to the increase in consolidated promotional allowances during 2005.
     Operating Income
     In 2005, consolidated operating income increased $9.3 million, or 5.8%, over 2004, while consolidated operating income margin decreased by 1.1 percentage points from the prior year. The growth in operating income was substantially attributable to Ameristar Vicksburg’s strong financial performance following the closure of the Gulf Coast casinos by Hurricane Katrina. The Vicksburg property’s financial results were somewhat offset by greater than expected construction disruption at Mountain High, higher corporate costs and increased competitive pressures experienced by our Missouri and Iowa properties, which negatively impacted consolidated operating income and the related margin.
     Ameristar St. Charles experienced a decline in operating income of $3.9 million, or 5.7%, in 2005, compared to the previous year. The operating income margin also decreased in 2005 by 1.9 percentage points. Operating income and the related margin were negatively impacted by a more competitive market environment that resulted in an increase of $9.5 million in marketing and promotional costs. Additionally, the property reported increases in employee compensation and related benefits of $3.5 million and depreciation expense of $2.3 million in 2005.
     Ameristar Kansas City increased income from operations in 2005 by $3.4 million, or 7.6%, over the year ended December 31, 2004. In 2005, operating income margin improved slightly (0.4 percentage point) over the previous year. We believe that the improvements at our Kansas City property were mostly attributable to the effective implementation of our core operating strategies, particularly revenue enhancement through the deployment of new slot product and cost-containment initiatives related to our food and beverage operations.
     For the year ended December 31, 2005, Ameristar Council Bluffs reported an increase in operating income of $5.8 million, 11.4% higher than in 2004. Operating income margin also improved by 0.8 percentage point in 2005 as a result of management’s effective implementation of cost-containment initiatives during a period of revenue growth. We continued to benefit from significant construction disruption and a reduced number of available slot machines at the competing racetrack casino. We believe that competition will intensify in this market as the improvements at the racetrack casino are completed, which is expected to occur in March 2006.
     Ameristar Vicksburg’s operating income increased $11.2 million, or 40.7%, in 2005. The operating margin improved 5.1 percentage points year-over-year. The improvements in the 2005 operating income and margin were mostly due to revenue growth from the increased business volume mentioned above and effective containment of marketing and promotional costs. We expect this increase in the property’s business volume to diminish as the Gulf Coast casinos reopen, as we have experienced to date in the first quarter of 2006.
     Operating income at our Jackpot properties improved by $1.9 million, or 21.1%, in 2005 and operating income margin increased 2.1 percentage points compared to 2004. The operating results were favorably impacted by gaming revenue growth and a reduction in entertainment and marketing costs.
     Mountain High’s operating income and the related margin for 2005 were negatively affected by significant construction disruption relating to the casino expansion project and the temporary closure of a principal highway between Black Hawk and Denver in the third quarter.
     Corporate expense for the year ended December 31, 2005 increased $8.7 million, or 22.1%, over 2004. This increase resulted primarily from $4.1 million of additional employee compensation and benefit costs and increased development activities. Development-related costs totaled $6.6 million for the year ended December 31, 2005, a $2.3 million increase over the prior year.
     Interest Expense
     Consolidated interest expense, net of amounts capitalized, was $60.9 million in 2005 compared to $57.0 million in 2004. Total interest cost in 2005 was $66.0 million, an increase of $7.3 million over 2004. The increase is due primarily to a rise in our average LIBOR-based interest rate on our senior credit facilities year-over-year and, to a lesser extent, an increase in our long-term debt level resulting from the $115.0 million borrowed in December 2004 to acquire Mountain High. The increases in the average interest rate and long-term debt level were partially offset by a $1.0 million decrease in interest expense resulting from the termination of our interest rate swap agreement on March 31, 2004 and an increase in capitalized interest from $1.7 million in 2004 to $5.0 million in 2005. Capitalized interest in 2005 primarily related to the capital improvement projects at Mountain High and the hotel room renovations at our Council Bluffs and Kansas City properties.
     Income Tax Expense
     Our effective income tax rate was 36.8% in 2005 and 38.6% in 2004. The federal income tax statutory rate was 35.0% in both years. The differences from the statutory rate are due to state income taxes and the effect of certain expenses we incurred that are not deductible for federal income tax purposes.
     Net Income
     Net income increased to $66.3 million for the year ended December 31, 2005 compared to $62.0 million in 2004 and diluted earnings per share increased to $1.16 in 2005 from $1.11 in 2004. Our net income and diluted earnings per share in 2005 increased primarily as a result of revenue growth for the reasons mentioned above, as partially offset by increases in depreciation expense, corporate costs and losses on early retirement of debt. Diluted earnings per share were negatively impacted by a 2.6% increase in the number of weighted average diluted shares outstanding in 2005 versus 2004.

     Year Ended December 31, 2004 Versus Year Ended December 31, 2003
     Net Revenues
     Consolidated net revenues for the year ended December 31, 2004 increased 9.3% over the prior year. All our properties improved their net revenues and market share in 2004 when compared to 2003. Led by a $91.7 million (14.0%) increase in slot revenues, consolidated casino revenues for 2004 increased $96.5 million, or 12.7%, from the prior year. We believe that the growth in slot revenues was driven by our continued implementation of coinless slot technology at our Ameristar-branded properties, which were 100% coinless as of December 31, 2004. In addition, we believe our continued leadership in the introduction of new-generation, lower-denomination slot machines at our Ameristar-branded properties has contributed to the improvement in slot revenues, due to the popularity of this segment of the slot market. We further believe casino revenues increased in part as a result of our continued successful implementation of our targeted marketing programs, which is evidenced by the 20.7% increase in rated play at our Ameristar-branded properties when compared to 2003. In 2004, we believe our slot product and targeted marketing efforts were the principal reasons we achieved market share leadership for the second consecutive year in all markets where we operated for a full year.
     Net revenues at Ameristar St. Charles for 2004 increased $22.3 million, or 8.7%, over the prior year. During 2004, we continued to experience revenue growth in St. Charles as a result of the expanded facility completed in August 2002, the implementation of our targeted marketing programs and the 9.3% growth year-over-year of the overall St. Louis market. In 2004, we increased our market share to 32.0% from 31.3% in 2003. Casino revenues increased $31.9 million year-over-year, led by improvements in slot revenues of $31.7 million, or 13.7%. Promotional allowances increased $13.8 million, or 32.6%, in 2004 compared to 2003, in substantial part due to increased competition and our targeted marketing efforts mentioned above.
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
     Ameristar St. Charles increased income from operations in 2004 by $5.9 million, or 9.6%, while the change in the operating income margin was nominal. The margin was impacted by a more competitive market environment that resulted in increased marketing and promotional costs. Additionally, the property experienced increases in employee compensation and related benefits of $3.7 million and depreciation expense of $1.0 million during 2004. The increase in depreciation expense was partially offset by savings on equipment rentals of $0.7 million.
     Operating income at Ameristar Kansas City improved $4.5 million from 2003, representing an increase of 11.0%. In 2004, operating income margin improved slightly (0.3 percentage point) over the previous year. The improvements in operating income and the related margin are partially attributable to the $1.3 million of costs incurred in 2003 in connection with the “All New Ameristar Kansas City” enhancement and renovation projects. Depreciation expense increased by $4.8 million over 2003 as a result of the newly constructed assets being in service for a full year and significant purchases of coinless slot technology. The operating results for the year ended December 31, 2003 reflected a non-recurring benefit of $1.1 million for sales and use tax refunds.
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
     Income Tax Expense
     Our effective income tax rate was 38.6% in 2004 and 37.0% in 2003. The federal income tax statutory rate was 35.0% in both years. The differences from the statutory rate are due to state income taxes and the effect of certain expenses we incurred that are not deductible for federal income tax purposes.
     Net Income
     Net income increased to $62.0 million for the year ended December 31, 2004 compared to $47.6 million in 2003 and diluted earnings per share increased to $1.11 in 2004 from $0.88 in 2003. Our net income and diluted earnings per share in 2004 increased primarily as a result of revenue growth and a decline in interest expense year-over-year, as partially offset by increases in depreciation expense and the effective income tax rate. Diluted earnings per share were negatively impacted by a 2.6% increase in the number of weighted average diluted shares outstanding in 2004 versus 2003.
Liquidity and Capital Resources
Cash flows from operating activities
     Our business is primarily conducted on a cash basis. Accordingly, operating cash flows tend to follow trends in our operating income. Cash flows provided by operating activities were $197.5 million, $176.5 million, and $151.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in operating cash flows from 2004 to 2005 was chiefly the result of the improvement in consolidated operating income during 2005, a $16.4 million increase in deferred taxes and positive changes in several of our working capital assets and liabilities. Cash flows from operations increased from 2003 to 2004 principally as a result of the improvements in operating income at all our properties during 2004 and an increase in deferred income taxes of $28.7 million. The increase was partially offset by an income tax refund of $10.7 million received during 2003.
Cash flows from investing activities
     Cash flows used in investing activities were $175.8 million, $208.7 million and $83.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. We incurred $177.8 million, $89.6 million and $69.2 million in capital expenditures (including capitalized interest) in 2005, 2004 and 2003, respectively. See “Liquidity” for further discussion of capital expenditures. During 2004, we paid $114.2 million, net of $3.6 million of acquired cash, issued $2.5 million of Common Stock and assumed $2.3 million of long-term debt in connection with the acquisition of Mountain High.
Cash flows from financing activities
     Cash flows used in financing activities were $2.0 million and $80.1 million for the years ended December 31, 2005 and 2003, respectively. Cash flows provided by financing activities were $40.5 million for the year ended December 31, 2004. Financing cash flows were significantly impacted by the following transactions in 2005, 2004 and 2003:

•	On November 10, 2005, we borrowed $400.0 million as a term loan under our new credit facility, of which $362.2 million was used to repay the principal amount of loans outstanding under our prior senior credit facilities, with the balance being held to provide funding for future capital needs. Additionally, we incurred $5.1 million in debt issuance costs relating to the new credit facility.

•	Prior to the retirement of the replaced senior credit facilities, we borrowed $10.0 million under the revolving credit facility. Additionally, we made principal payments in 2005 totaling $28.8 million, including $26.0 million in prepayments, on our senior credit facilities.

•	For the year ended December 31, 2005, we made principal payments on other long-term debt totaling $5.6 million.

•	In 2005, our Board of Directors declared quarterly cash dividends of $0.078125 per common share. The four dividend payments in 2005 totaled $17.4 million.

•	During 2005, we received $7.1 million in proceeds from employee stock option exercises.

•	On December 21, 2004, we borrowed $115.0 million under our senior credit facilities in order to fund the acquisition of Mountain High.

•	In 2004, our Board of Directors declared quarterly cash dividends of $0.0625 per common share. The four dividend payments in 2004 totaled $13.6 million.

•	In 2004, we made principal payments of $68.6 million on our long-term debt, including $65.0 million in prepayments on our senior credit facilities.

•	During 2004, we received $7.7 million in proceeds from employee stock option exercises.

•	In 2003, we made principal payments of $82.2 million on our long-term debt, including $35.0 million in prepayments on our senior credit facilities, an $11.4 million prepayment on St. Charles equipment financing and $3.4 million in prepayments on other leases and notes.
     As a result of several of the 2005 transactions described above, our total long-term debt outstanding (including current maturities) increased from $766.3 million at December 31, 2004 to $780.4 million at December 31, 2005.
Capital expenditures
     During 2005, capital expenditures totaled $177.8 million (of which $5.0 million was capitalized interest) and included: (1) $57.2 million for capital improvement projects at Mountain High; (2) $52.6 million for long-lived assets relating to various capital maintenance at all our properties; (3) $33.2 million for slot equipment and related technology; (4) $19.7 million related to the Council Bluffs and Kansas City hotel room renovations; and (5) $15.1 million for construction relating to the St. Charles parking garage, hotel and conference center.
     Capital expenditures made in 2004 totaled $89.6 million (of which $1.7 million was capitalized interest) and included: (1) $36.9 million for slot equipment and related technology; (2) $35.2 million for long-lived assets relating to various capital maintenance at all our properties; (3) $10.9 million related to the Council Bluffs and Kansas City hotel room renovations; and (4) $6.6 million for information technology projects.

     Capital expenditures in 2003 totaled $69.2 million (of which $1.6 million was capitalized interest) and included: (1) $24.8 million on the “All New Ameristar Kansas City” projects, which included a completely renovated casino floor and the introduction of several new food and entertainment venues; (2) $20.4 million related to the continued implementation of coinless slot technology; (3) $6.6 million related to the total renovation of the buffet and kitchen at Ameristar Vicksburg; and (4) $17.4 million for long-lived assets relating to general capital maintenance at all of our properties.
     Our new senior credit facilities limit our aggregate capital expenditures to $1.0 billion during the period from November 10, 2005 to November 10, 2012.
Liquidity
     Our principal long-term debt at December 31, 2005 consisted of our senior secured credit facilities and $380.0 million in aggregate principal amount of our 10.75% senior subordinated notes due 2009. The senior secured credit facilities, which have a final maturity date of November 10, 2012, consisted of an $800.0 million revolving loan facility with no outstanding balance and the new term loan with $400.0 million outstanding. As of December 31, 2005, the amount of the revolving loan facility available for borrowing was $794.6 million, after giving effect to $5.4 million of outstanding letters of credit. All mandatory principal repayments have been made through December 31, 2005.
     As discussed above, on November 10, 2005, we obtained a new $1.2 billion senior secured credit facility that includes a $400.0 million seven-year term loan facility and a five-year revolving loan facility with capacity for borrowing up to $800.0 million. The proceeds from the new term loan were primarily used to repay all $362.2 million principal amount of loans outstanding under the replaced senior secured credit facilities. The new credit facility features lower interest rate add-ons compared to our previous senior secured credit facilities and, together with operating cash flows, will provide the funding for our planned capital improvement projects and funded the redemption in February 2006 of our 10.75% senior subordinated notes, which we expect will result in a further significant reduction in our borrowing costs, as discussed below.
     The revolving loan facility includes a $75.0 million letter of credit sub-facility and a $25.0 million swingline loan sub-facility. Upon the satisfaction of certain conditions, we will have the option to increase the total amount available under the new credit facility by up to an additional $400.0 million, in the form of incremental term loans or additional borrowings under the revolving facility.
     The agreement governing our senior credit facilities requires us to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. Certain changes in control could result in the acceleration of our senior credit facilities. As of December 31, 2005, we were in compliance with all applicable covenants.
     On February 15, 2006, we redeemed all $380.0 million outstanding principal amount of the senior subordinated notes at a redemption price of 105.375% of the principal amount, plus $20.4 million in accrued and unpaid interest to the redemption date. The retirement of the notes resulted in a one-time charge for loss on early retirement of debt in the first quarter of 2006 of approximately $26.2 million on a pre-tax basis.
     At December 31, 2005, we had available $245.1 million of state net operating loss carryforwards that relate to our Missouri properties and may be applied against future taxable income, including tax payments we are required to make in 2006. At December 31, 2005, we also had available $27.1 million of federal net operating loss carryforwards and $36.8 million of state net operating loss carryforwards, which were acquired as part of the Mountain High acquisition. These acquired net operating loss carryforwards are subject to IRS change of ownership limitations. Accordingly, the future utilization of the carryforwards is subject to an annual base limitation of $5.1 million that can be applied against future taxable income. During the year ended December 31, 2005, we utilized a significant amount of our federal and state net operating loss carryforwards and began to make substantial cash payments for federal and state income taxes. For the years ended December 31, 2005 and 2004, we made federal and state income tax payments totaling $15.0 million and $3.4 million, respectively. Our cash tax payments for 2006 are expected to be approximately $33.0 million.
     As of December 31, 2005, in addition to the $794.6 million available for borrowing under the senior credit facilities, we had $106.1 million of cash and cash equivalents, approximately $48.0 million of which were required for daily operations. Our capital expenditures in 2006 are expected to be approximately $336.0 million. We anticipate spending approximately $50.0 million on maintenance capital expenditures (including the acquisition of slot machines and other long-lived assets) and approximately $286.0 million on internal expansion projects. Actual 2006 capital expenditures will depend on the start date of certain projects and the progress of construction through year-end. Our planned internal expansion projects include: (1) the reconfiguration and expansion of the gaming area, which was completed in March 2006, and construction of a 534-room AAA Four Diamond-quality hotel at our Mountain High property; (2) the construction of a 400-room, all-suite hotel, an indoor/outdoor swimming pool, a 7,000 square-foot full-service spa, 20,000 square feet of new meeting and conference facilities and an additional 2,000-space parking garage at Ameristar St. Charles; and (3) a master expansion plan at our Vicksburg property that includes construction of a new 1,083-space parking garage and the expansion of the casino, which will provide up to an additional 800 slot machines and add two new restaurants, a new Star Club for our VIP guests, a poker room, a retail shop and other amenities. We anticipate the benefit associated with these internal growth projects will primarily be realized commencing in 2007 and we may experience construction disruption from the projects that will negatively impact our financial results in 2006.
     As mandated by the Iowa legislature in 2004, all riverboat casinos in Iowa are required to pay a special assessment in 2005 and 2006. As a result of the law, our Council Bluffs property paid approximately $3.6 million in 2005 and will pay a similar special assessment in 2006, which are recoverable as a credit against future gaming taxes beginning in 2010.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will be able to support our operations and liquidity requirements, including all of our currently planned capital expenditures and dividend payments on our Common Stock. However, if our existing sources of cash are insufficient to meet such needs, we will be required to seek additional financing or scale back our capital plans. Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants. Our ability to borrow funds under our senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of our senior credit facilities, for the preceding four fiscal quarters.
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

	Payments Due by Period (in Thousands)
Contractual Obligations:	2006	2007-2008	2009-2010	After 2010	Total

Long-term debt instruments (1)	$4,374	$8,653	$388,748	$380,583	$782,358
Estimated interest payments on long-term debt (2)	62,126	138,567	147,186	109,293	457,172
Operating leases	3,753	4,576	1,030	1,010	10,369
Material construction contracts	51,320	—	—	—	51,320

Total	$121,573	$151,796	$536,964	$490,886	$1,301,219

(1)	Excludes $2.0 million discount on long-term debt.

(2)	Estimated interest payments on long-term debt are based on principal amounts outstanding after giving effect to the redemption of our senior subordinated notes in February 2006, projected borrowings in 2006 and forecasted LIBOR rates for our senior secured credit facilities.

	Amount of Commitment Expiration Per Period (in Thousands)
Other Commitments:	2006	2007-2008	2009-2010	After 2010	Total

Letters of credit	$5,364	$—	$—	$—	$5,364
     During 2005, we utilized a significant amount of our federal and state net operating loss carryforwards and began to make substantial cash payments for income taxes. We anticipate a continued increase in cash tax payments in 2006. However, state net operating loss carryforwards in Missouri and Colorado will continue to provide credits against taxable income in those jurisdictions through 2024. We currently anticipate cash tax payments in 2006 to be approximately $33.0 million.
     Another significant operating use of cash in 2006 is interest payments. Our cash interest payments, excluding capitalized interest, were $59.1 million, $54.3 million and $62.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our weighted average interest rate is expected to decrease as a result of the refinancing of our senior credit facilities in November 2005 and the early retirement of our 10.75% senior subordinated notes in February 2006. However, we will have a larger average outstanding debt balance in 2006 due to anticipated borrowings under the $800.0 million revolving loan facility to fund planned capital improvement projects. The interest rate savings mentioned above are expected to partially offset the increase in the average outstanding debt balance, which will likely result in a slight increase in cash interest payments in 2006. For more information, see “Note 5 – Long-term debt” of Notes to Consolidated Financial Statements.
     We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.

     During December 2000, we assumed several agreements with the Missouri 210 Highway Transportation Development District (“Development District”) that had been entered into in order to assist the Development District in the financing of a highway improvement project in the area around the Ameristar Kansas City property prior to our purchase of that property. In order to pay for the highway improvement project, the Development District issued revenue bonds totaling $9.0 million in principal amount with scheduled maturities from 2006 through 2011. We have issued an irrevocable standby letter of credit with a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $4.4 million as of December 31, 2005 and may be subsequently reduced as principal and interest mature under the revenue bonds. Additionally, we are obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through December 31, 2005, we had paid $0.9 million in shortfalls and other costs. As required by the agreements, we anticipate that we will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and have recorded a corresponding receivable as of December 31, 2005.
     At December 31, 2005, we had outstanding letters of credit in the amount of $5.4 million, which reduced the amount available to borrow under our senior credit facilities. We do not have any other guarantees, contingent commitments or other material liabilities that are not reflected on our consolidated balance sheets. For more information, see “Note 5 – Long-term debt” of Notes to Consolidated Financial Statements.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Senior management and the Audit Committee of our Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates.
Property and Equipment
     We have significant capital invested in our property and equipment, which represents approximately 82% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.
Excess of Purchase Price Over Fair Value of Net Assets Acquired
     At December 31, 2005, we had approximately $78.2 million in goodwill and other intangible assets on our consolidated balance sheet resulting from our acquisition of the Missouri properties in December

2000. As required by SFAS No. 142, we completed our annual assessment for impairment and determined that no goodwill impairment existed. The assessment requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates.
Star Awards Program
     Our customer reward program, Star Awards, allows customers to earn certain point-based cash rewards or complimentary goods and services based on the volume of the customers’ gaming activity. Customers can accumulate reward points over time that they may redeem at their discretion under the terms of the program. The reward credit balance is forfeited if a customer does not earn any reward credits over any subsequent 12-month period. As a result of the ability of the customer to bank the reward points, we accrue the expense of reward points, after giving effect to estimated forfeitures, as they are earned. At December 31, 2005 and 2004, $8.6 million and $8.2 million, respectively, were accrued under this program. The value of these point-based cash rewards or complimentary goods and services are netted against revenue as a promotional allowance.
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
Self-Insurance Reserves
     We are self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2005 and 2004, our estimated liabilities for unpaid and incurred but not reported claims totaled $10.1 million and $7.9 million, respectively. We utilize actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. We believe the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.
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
     At December 31, 2005, we had $27.9 million of deferred tax assets and $116.6 million of deferred tax liabilities. We believe that it is more likely than not that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.

     Our income tax returns are subject to examination by the IRS and other tax authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. To determine necessary reserves, we must make assumptions and judgments about potential actions by taxing authorities, partially based on historical precedent. Our estimate of the potential outcome of any uncertain tax issue is highly judgmental, and we believe we have adequately provided for any probable adverse outcomes related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision and our tax reserves in the period in which the examination issues are settled.
Recently Issued Accounting Standards
SFAS No. 123(R)
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision to SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Among other items, SFAS No. 123(R) requires the recognition of compensation expense in an amount equal to the fair value of share-based payments, including employee stock options and restricted stock, granted to employees.
     We adopted SFAS No. 123(R) on January 1, 2006 using the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.
     The adoption of SFAS No. 123(R) will have an impact on our results of operations, but it will not have any impact on our overall financial position. Although the precise impact on us of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on various factors, including the number of awards granted and their related fair value at the date of grant, we currently estimate the adoption will result in a non-cash expense for 2006 of approximately $9.1 million.
     SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they will depend on, among other things, when employees exercise stock options.
SFAS No. 154
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively, with all prior period financial statements presented on the basis of the new accounting principle unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate effected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement may impact our future results of operations, financial position or cash flows in an amount we cannot currently determine.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of December 31, 2005, we had $400.0 million outstanding under our senior credit facilities, bearing interest at variable rates. Other than the borrowings under the senior credit facilities at December 31, 2005, all of our long-term debt bears interest at fixed rates. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable add-on. At December 31, 2005, the average interest rate applicable to the senior credit facilities was 5.9%. An increase of one percentage point in the average interest rate applicable to the senior credit facilities outstanding at December 31, 2005 would increase our annual interest cost by approximately $4.0 million.
     On February 15, 2006, we redeemed our senior subordinated notes, which bore interest at a fixed rate of 10.75%, through borrowings under the revolving credit facility. As a result of the redemption, substantially all of our long-term debt is subject to variable interest rates. We continue to monitor interest rate markets and may enter into interest rate collar or swap agreements or other derivative instruments as market conditions warrant.

Item 8.	Financial Statements and Supplementary Data
     The Reports of Independent Registered Public Accounting Firm appear at pages F-3 through F-6 hereof, and our Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages F-7 through F-28 hereof.

Item 9.	Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on the evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
     (b) Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm
     The information required to be furnished pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and is included in this Annual Report at pages F-1 through F-6.

     (c) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, our management, including our President and Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the fourth fiscal quarter of 2005.

Item 9B.	Other Information
     Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
     The information required by this Item will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission in April 2006 and is incorporated herein by this reference.

Item 11.	Executive Compensation
     The information required by this Item will be set forth under the caption “Executive Compensation” in our Proxy Statement and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item will be set forth under the captions “Election of Directors — Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by this reference.

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
     The following are filed as part of this Report:
     (a) 1. Financial Statements
Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
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

Exhibit
Number	Description of Exhibit	Method of Filing
2.1(a)	Asset Purchase Agreement dated as of May 28, 2004 between ACI and Windsor Woodmont Black Hawk Resort Corp. (exhibits and schedules omitted)	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed June 2, 2004.

2.1(b)	Amendment to Asset Purchase Agreement dated as of August 3, 2004 between ACI and Windsor Woodmont Black Hawk Resort Corp.	Incorporated by reference to Exhibit 10 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

3(i)(a)	Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by ACI under the Securities Act of 1933, as amended (File No. 33-68936) (the “Form S-1”).

3(i)(b)	Certificate of Amendment to Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Exhibit
Number	Description of Exhibit	Method of Filing
3(i)(c)	Certificate of Change Pursuant to NRS 78.209	Incorporated by reference to Exhibit 3(i).1 to ACI’s Current Report on Form 8-K filed on June 8, 2005.

3(ii)	Bylaws of ACI	Incorporated by reference to Exhibit 3.2 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1995.

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 2 to the Form S-1.

4.2	Credit Agreement dated as of November 10, 2005 among ACI, the various Lenders party thereto from time to time, Wells Fargo Bank, N.A., as Joint Lead Arranger and Syndication Agent, Deutsche Bank Securities Inc., as Joint Lead Arranger, the Documentation Agents and Managing Agents party thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent (exhibits and schedules omitted)	Filed electronically herewith.

*10.1(a)	Employment Agreement dated November 15, 1993 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 1994.

*10.1(b)	Amendment No. 1 to Employment Agreement dated as of October 5, 2001 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “September 2001 10-Q”).

*10.1(c)	Amendment No. 2 to Employment Agreement dated as of August 15, 2002 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”).

*10.1(d)	Amended and Restated Executive Employment Agreement dated as of March 11, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.1(c) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).

*10.1(e)	Amendment to Amended and Restated Executive Employment Agreement dated as of August 16, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.3 to the September 2002 10-Q.

Exhibit
Number	Description of Exhibit	Method of Filing
*10.1(f)	Executive Employment Agreement dated as of March 13, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.1(d) to the 2001 10-K.

*10.1(g)	Amendment to Executive Employment Agreement dated as of August 16, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the September 2002 10-Q.

*10.1(h)	Executive Employment Agreement dated as of June 5, 2002 between ACI and Angela R. Baker (now known as Angela R. Frost)	Incorporated by reference to Exhibit 10.1(g) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).

*10.2	Ameristar Casinos, Inc. 1993 Non-Employee Director Stock Option Plan, as amended and restated	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

*10.3(a)	Ameristar Casinos, Inc. Management Stock Option Incentive Plan, as amended and restated	Incorporated by reference to Exhibit 10.3 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

*10.3(b)	Amendment to Ameristar Casinos, Inc. Amended and Restated Management Stock Option Incentive Plan	Incorporated by reference to Exhibit 10.3 to the September 2001 10-Q.

*10.3(c)	Second Amendment to Ameristar Casinos, Inc. Amended and Restated Management Stock Option Incentive Plan	Incorporated by reference to Exhibit 10.3(c) to the 2002 10-K.

*10.4(a)	Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan, effective as of June 17, 2005	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on June 22, 2005.

*10.4(b)	Form of Stock Option Agreement under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4(b) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).

*10.5	Ameristar Casinos, Inc. 2002 Non-Employee Directors’ Stock Election Plan	Incorporated by reference to Appendix A to the definitive Proxy Statement filed by ACI under cover of Schedule 14A on April 30, 2002 (the “2002 Proxy Statement”).

*10.6	Ameristar Casinos, Inc. Performance-Based Bonus Plan for Craig H. Neilsen	Incorporated by reference to Appendix B to the 2002 Proxy Statement.

*10.7	Form of Indemnification Agreement between ACI and each of its directors and executive officers	Incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Form S-1.

Exhibit
Number	Description of Exhibit	Method of Filing
10.8	Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement dated as of November 18, 2004 between Iowa West Racing Association and ACCBI	Incorporated by reference to Exhibit 10.9 to the 2004 10-K.

10.9	Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc.	Incorporated by reference to Exhibits 10.12 and 99.1 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1996.

*10.10	Ameristar Casinos, Inc. Deferred Compensation Plan	Incorporated by reference to Exhibit 10.14 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.11	Master Trust Agreement for Ameristar Casinos, Inc. Deferred Compensation Plan, dated as of April 1, 2001, between ACI and Wilmington Trust Company	Incorporated by reference to Exhibit 10.15 to the 2002 10-K.

*10.12	Amended and Restated Non-Qualified Stock Option Agreement, dated as of December 16, 2004, between ACI and Craig H. Neilsen	Filed electronically herewith.

*10.13	Performance Criteria for 2005, adopted on March 24, 2005 for purposes of the Ameristar Casinos, Inc. Performance-Based Bonus Plan for Craig H. Neilsen	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on March 28, 2005 (the “March 2005 8-K”).

*10.14	2005 Annual Bonus Program for Corporate Senior Management, adopted on March 24, 2005	Incorporated by reference to Exhibit 10.2 to the March 2005 8-K.

14	Ameristar Casinos, Inc. Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Incorporated by reference to Exhibit 14 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of ACI	Filed electronically herewith.

23.1	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP	Filed electronically herewith.

23.2	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	Filed electronically herewith.

31.1	Certification of Craig H. Neilsen, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing
31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

99.1	Agreement of ACI, dated as of March 15, 2006, to furnish the Securities and Exchange Commission certain instruments defining the rights of holders of certain long-term debt	Filed electronically herewith.

99.2	Ameristar Casinos, Inc. Code of Conduct for Directors, Officers and Team Members	Incorporated by reference to ACI’s Current Report on Form 8-K filed on May 3, 2004.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISTAR CASINOS, INC.
(Registrant)

March 16, 2006	By:	/s/ Craig H. Neilsen by C. Wilson

Craig H. Neilsen
Chairman of the Board, President and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date
/s/ Craig H. Neilsen by C. Wilson	Craig H. Neilsen, Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 16, 2006

/s/ Thomas M. Steinbauer	Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer (principal financial officer)	March 16, 2006

/s/ Thomas L. Malone	Thomas L. Malone, Vice President of Finance and Chief Accounting Officer (principal accounting officer)	March 16, 2006

/s/ Larry A. Hodges	Larry A. Hodges, Director	March 16, 2006

/s/ Joseph E. Monaly	Joseph E. Monaly, Director	March 16, 2006

/s/ Leslie Nathanson Juris	Leslie Nathanson Juris, Director	March 16, 2006

/s/ J. William Richardson	J. William Richardson, Director	March 16, 2006

/s/ Luther P. Cochrane	Luther P. Cochrane, Director	March 16, 2006

S-1

     On this 16th day of March, 2006, Craig H. Neilsen directed Connie Wilson, in his presence as well as our own, to sign the foregoing document in two places as “Craig H. Neilsen.” Upon viewing the signatures as signed by Connie Wilson and in our presence, Craig H. Neilsen declared to us that he adopted them as his own signature.

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
     IN WITNESS WHEREOF, I have hereunto set my hand and official seal this 16th day of March, 2006.

/s/ Margene M. Otten

Notary Public
My Commission Expires: July 23, 2006
Residing at: Las Vegas, NV

S-2

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Ameristar Casinos, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report, appearing on pages F-3 and F-4, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.
Ameristar Casinos, Inc.
Las Vegas, Nevada
March 16, 2006

/s/ Craig H. Neilsen by C. Wilson	/s/ Thomas M. Steinbauer

Craig H. Neilsen	Thomas M. Steinbauer
President and Chief Executive Officer	Senior Vice President of Finance, Chief
Financial Officer and Treasurer

     On this 16th day of March, 2006, Craig H. Neilsen directed Connie Wilson, in his presence as well as our own, to sign the foregoing document as “Craig H. Neilsen.” Upon viewing the signature as signed by Connie Wilson and in our presence, Craig H. Neilsen declared to us that he adopted it as his own signature.

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
     IN WITNESS WHEREOF, I have hereunto set my hand and official seal this 16th day of March, 2006.

/s/ Margene M. Otten

Notary Public
My Commission Expires: July 23, 2006
Residing at: Las Vegas, NV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ameristar Casinos, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ameristar Casinos, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2005 of the Company and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ameristar Casinos, Inc.:
We have audited the accompanying consolidated balance sheet of Ameristar Casinos, Inc. and its subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Ameristar Casinos, Inc.
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheet of Ameristar Casinos, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ameristar Casinos, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 16, 2005

AMERISTAR CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$106,145	$86,523
Restricted cash	6,474	4,486
Accounts receivable, net	5,242	6,454
Inventories	6,926	6,927
Prepaid expenses	9,184	8,764
Deferred income taxes	5,672	52,570
Assets held for sale	—	596

Total current assets	139,643	166,320

Property and Equipment, at cost:
Buildings and improvements	1,015,443	951,858
Furniture, fixtures and equipment	358,192	308,182

	1,373,635	1,260,040
Less: accumulated depreciation and amortization	(391,014)	(310,679)

	982,621	949,361

Land	75,524	70,106
Construction in progress	75,151	24,717

Total property and equipment, net	1,133,296	1,044,184

Excess of purchase price over fair market value of net assets acquired	78,192	79,612
Deposits and other assets	32,855	25,353

TOTAL ASSETS	$1,383,986	$1,315,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,627	$12,904
Construction contracts payable	9,500	5,063
Income taxes payable	3,373	1,567
Accrued liabilities	83,889	70,903
Current maturities of long-term debt	4,374	4,502

Total current liabilities	113,763	94,939

Long-term debt, net of current maturities	776,029	761,799
Deferred income taxes	94,445	126,339
Deferred compensation and other long-term liabilities	16,039	11,092
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized - 30,000,000 shares;
Issued – none	—	—
Common stock, $.01 par value: Authorized - 120,000,000 shares;
Issued and outstanding – 55,958,358 shares at December 31, 2005 and 54,882,310 shares at December 31, 2004	560	549
Additional paid-in capital	179,989	166,450
Retained earnings	203,161	154,301

Total stockholders’ equity	383,710	321,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,383,986	$1,315,469

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	Years ended December 31,
	2005	2004	2003
Revenues:
Casino	$974,178	$856,901	$760,376
Food and beverage	125,918	114,010	103,176
Rooms	25,355	26,082	25,136
Other	26,041	23,166	21,557

	1,151,492	1,020,159	910,245
Less: Promotional allowances	190,134	165,461	128,278

Net revenues	961,358	854,698	781,967

Operating Expenses:
Casino	431,101	379,909	349,845
Food and beverage	66,299	63,758	59,747
Rooms	6,454	6,565	6,343
Other	16,503	13,687	12,522
Selling, general and administrative	186,050	157,907	149,292
Depreciation and amortization	85,366	73,236	63,599
Impairment loss on assets held for sale	869	174	687

Total operating expenses	792,642	695,236	642,035

Income from operations	168,716	159,462	139,932

Other Income (Expense):
Interest income	830	245	330
Interest expense, net	(60,913)	(57,003)	(64,261)
Loss on early retirement of debt	(2,074)	(923)	(701)
Net (loss) gain on disposition of assets	(1,576)	(717)	289
Other	(79)	(187)	(1)

Income Before Income Tax Provision	104,904	100,877	75,588
Income tax provision	38,619	38,898	27,968

Net Income	$66,285	$61,979	$47,620

Earnings Per Share:
Basic	$1.19	$1.15	$0.90

Diluted	$1.16	$1.11	$0.88

Cash Dividends Declared Per Share	$0.31	$0.25	$—

Weighted Average Shares Outstanding:
Basic	55,664	54,114	52,846

Diluted	57,127	55,653	54,240

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in Thousands)

				Accumulated
	Capital Stock		Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

Balance, December 31, 2002	52,490	$524	$146,369	$(2,960)	$58,263	$202,196
Net income	—	—	—	—	47,620	47,620
Change in fair value of interest rate swap agreement, net of deferred tax of $1,224	—	—	—	2,272	—	2,272

Total comprehensive income						49,892
Exercise of stock options	732	8	2,126	—	—	2,134
Tax benefit of stock option exercises	—	—	1,621	—	—	1,621

Balance, December 31, 2003	53,222	532	150,116	(688)	105,883	255,843
Net income	—	—	—	—	61,979	61,979
Change in fair value of interest rate swap agreement, net of deferred tax of $297	—	—	—	688	—	688

Total comprehensive income						62,667
Exercise of stock options	1,542	15	7,653	—	—	7,668
Tax benefit of stock option exercises	—	—	6,183	—	—	6,183
Dividends	—	—	—	—	(13,561)	(13,561)
Common stock issued in connection with the Mountain High acquisition	118	2	2,498	—	—	2,500

Balance, December 31, 2004	54,882	549	166,450	—	154,301	321,300
Net income	—	—	—	—	66,285	66,285
Exercise of stock options	1,076	11	7,114	—	—	7,125
Tax benefit of stock option exercises	—	—	6,425	—	—	6,425
Dividends	—	—	—	—	(17,425)	(17,425)

Balance, December 31, 2005	55,958	$560	$179,989	$—	$203,161	$383,710

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$66,285	$61,979	$47,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,366	73,236	63,599
Amortization of debt issuance costs and debt discounts	3,891	4,418	4,978
Loss on early retirement of debt	2,074	923	701
Change in value of interest rate collar agreement	—	—	(1,013)
Net change in deferred compensation liability	633	(681)	374
Impairment loss on assets held for sale	869	174	687
Net loss (gain) on disposition of assets	1,576	717	(289)
Net change in deferred income taxes	16,424	28,688	22,479
Tax benefit from stock option exercises	6,425	6,183	1,621
Increase in restricted cash	(1,988)	(1,809)	(2,677)
Decrease (increase) in accounts receivable, net	1,212	471	(282)
Decrease in tax refunds receivable	—	643	10,971
Decrease (increase) in inventories	1	(631)	472
(Increase) decrease in prepaid expenses	(420)	942	(293)
Decrease in assets held for sale	596	186	100
Decrease in accounts payable	(277)	(3,286)	(854)
Increase in income taxes payable	1,806	499	—
Increase in accrued liabilities	12,986	3,852	2,968

Total adjustments	131,174	114,525	103,542

Net cash provided by operating activities	197,459	176,504	151,162

Cash Flows from Investing Activities:
Capital expenditures	(177,789)	(89,633)	(69,219)
Net cash paid for acquisition of Mountain High Casino	—	(114,171)	—
Increase (decrease) in construction contracts payable	4,437	(5,536)	(15,911)
Proceeds from sale of assets	896	879	836
(Increase) decrease in deposits and other non-current assets	(3,393)	(197)	915

Net cash used in investing activities	(175,849)	(208,658)	(83,379)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	410,000	115,000	—
Principal payments of long-term debt	(396,554)	(68,562)	(82,215)
Cash dividends paid	(17,425)	(13,561)	—
Debt issuance costs	(5,134)	(88)	(55)
Proceeds from stock option exercises	7,125	7,668	2,134

Net cash (used in) provided by financing activities	(1,988)	40,457	(80,136)

Net Increase (Decrease) in Cash and Cash Equivalents	19,622	8,303	(12,353)
Cash and Cash Equivalents – Beginning of Year	86,523	78,220	90,573

Cash and Cash Equivalents – End of Year	$106,145	$86,523	$78,220

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in Thousands)

	Years ended December 31,
	2005	2004	2003
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$54,015	$52,640	$60,638

Cash paid for federal and state income taxes (net of refunds received)	$14,993	$3,362	$(8,421)

Non-cash Investing and Financing Activities:
Acquisition of Mountain High Casino
Fair value of non-cash assets acquired	$—	$120,784	$—
Less net cash paid	—	(114,171)	—
Less fair value of common stock issued	—	(2,500)	—

Liabilities assumed	$—	$4,113	$—

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
     The Company acquired Mountain High on December 21, 2004. Accordingly, the consolidated financial statements reflect Mountain High’s operating results for only 11 days in 2004 and for the full year 2005.
Note 2 — Summary of significant accounting policies
Use of estimates
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to apply significant judgment in defining the appropriate estimates and assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. Actual results could differ from those estimates.
Cash and cash equivalents
     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market, due to the short-term maturities of these instruments.
Restricted cash
     As of December 31, 2005 and 2004, restricted cash totaled $6.5 million and $4.5 million, respectively. On September 2, 2003, the Company entered into a trust participation agreement with an insurance provider. Pursuant to the terms of the trust participation agreement, the Company had deposited $6.4 million and $4.4 million as of December 31, 2005 and 2004, respectively, into the trust account as collateral should the insurance provider require reimbursement for workers’ compensation claims. The Company is permitted to invest the trust funds in certain short-term investment vehicles with stated maturity dates not to exceed six months. Any interest or other earnings are disbursed to the Company.
Accounts receivable
     At December 31, 2005 and 2004, total accounts receivable were $5.3 million and $6.9 million, respectively. As of December 31, 2005 and 2004, an allowance of $0.1 million and $0.5 million, respectively, has been applied to reduce total accounts receivable to amounts anticipated to be collected.

Gaming receivables were $0.3 million at December 31, 2005 and 2004, and are included in the Company’s accounts receivable balance.
Inventories
     Inventories primarily consist of food and beverage items, gift shop and general store retail merchandise, engineering and slot supplies, uniforms, linens, china and other general supplies. Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted average basis.
Depreciation and capitalization
     Property and equipment are recorded at cost, including interest charged on funds borrowed to finance construction. Interest of $5.0 million, $1.7 million and $1.6 million was capitalized for the years ended December 31, 2005, 2004 and 2003, respectively. Betterments, renewals and repairs that extend the life of an asset are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. Costs of major renovation projects are capitalized in accordance with existing policies.
     Depreciation is provided on the straight-line method. Amortization of building and furniture, fixtures and equipment under capitalized leases is provided over the shorter of the estimated useful life of the asset or the term of the associated lease (including lease renewals or purchase options the Company expects to exercise). Depreciation and amortization is provided over the following estimated useful lives:

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
Debt issuance costs
     Debt issuance costs are capitalized and amortized to interest expense using the effective interest method or a method that approximates the effective interest method over the term of the related debt instrument. The Company expenses debt issuance costs ratably in connection with any early debt retirements. In connection with the $1.2 billion senior secured credit facility obtained on November 10, 2005, the Company capitalized $5.1 million in new debt issuance costs and expensed $1.9 million in debt issuance costs relating to the replaced senior secured credit facilities. For the years ended December 31, 2005 and 2004, the total previously deferred debt issuance costs expensed as a result of the early retirement of debt were $2.1 million and $0.9 million, respectively.

     In February 2006, the Company redeemed all $380.0 million outstanding principal amount of its senior subordinated notes. The redemption resulted in the expensing of $5.8 million in debt issuance costs relating to the senior subordinated notes in 2006.
Excess of purchase price over fair market value of net assets acquired
     In connection with the December 2000 acquisition of the Missouri properties, the Company recorded an excess of purchase price over fair market value of net assets acquired (“goodwill”). The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is not amortized. Instead, goodwill must be reviewed for impairment using a fair value assessment approach at least annually and more frequently if events or circumstances indicate a possible impairment. The Company completed a review of goodwill as of October 1, 2005, 2004 and 2003 and determined that no impairment existed as of those dates. The Company will continue to review goodwill annually as of October 1. See also “Note 9 — Excess of purchase price over fair market value of net assets acquired.”
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
     The estimated departmental costs of providing complimentary food and beverage, rooms and other are included in casino operating expenses and consisted of the following:

	Years ended December 31,
	2005	2004	2003
	(Amounts in Thousands)
Food and beverage	$52,273	$38,855	$34,965
Rooms	5,405	3,856	3,754
Entertainment	4,871	4,993	4,306
Other	2,001	1,733	1,864

	$64,550	$49,437	$44,889

Star Awards Program
     The Company’s customer reward program, Star Awards, allows customers to earn certain point-based cash rewards or complimentary goods and services based on the volume of the customers’ gaming activity. Customers can accumulate reward points over time that they may redeem at their discretion under the terms of the program. The reward credit balance is forfeited if a customer does not earn any reward credits over any subsequent 12-month period. As a result of the ability of the customer to bank the reward points, the Company accrues the expense of reward points, after giving effect to estimated forfeitures, as they are earned. At December 31, 2005 and 2004, $8.6 million and $8.2 million, respectively, were accrued. The value of these point-based cash rewards or complimentary goods and services are netted against revenue as a promotional allowance.
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
Self-Insurance Reserves
     The Company is insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2005 and 2004, the Company’s estimated liabilities for unpaid and incurred but not reported claims totaled $10.1 million and $7.9 million, respectively. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.
Advertising
     The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $24.9 million, $21.8 million and $21.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Business development expenses
     Business development expenses are general costs incurred in connection with identifying, evaluating and pursuing opportunities to expand into existing or new gaming jurisdictions. Such costs include, among others, professional service fees, travel-related costs, lobbyist fees and fees for applications filed with regulatory agencies, and are expensed as incurred. Any site acquisition and design costs are expensed when the Company determines a business development opportunity is no longer feasible. During the years ended December 31, 2005, 2004 and 2003, the Company recorded $6.6 million, $4.3 million and $2.0 million, respectively, in business development expenses, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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
Stock split
     On April 29, 2005, the Company’s Board of Directors declared a 2-for-1 split of the Company’s $0.01 par value common stock, which was distributed at the close of business on June 20, 2005. As a result of the split, 27.9 million additional shares were issued. Stockholders’ equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying the par value of the additional shares arising from the split from paid-in capital to common stock. All references in the financial statements and notes to number of shares and per share amounts reflect the stock split.
Earnings per share
     The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities such as stock options. For 2005, 2004 and 2003, all outstanding options with an exercise price lower than the market price have been included in the calculation of diluted earnings per share.
     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Years ended December 31,
	2005	2004	2003
	(Amounts in Thousands)
Weighted average number of shares outstanding-basic earnings per share	55,664	54,114	52,846
Dilutive effect of stock options	1,463	1,539	1,394

Weighted average number of shares outstanding-diluted earnings per share	57,127	55,653	54,240

     For the years ended December 31, 2005, 2004 and 2003, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 0.1 million, 0.2 million and 1.2 million, respectively.
Accounting for stock-based compensation
     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continued through 2005 to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is recognized on the date of grant only if the current market price of the underlying common stock at the date of grant exceeds the exercise price. The following pro forma financial information reflects the difference between stock compensation costs charged to operations under the APB No. 25 intrinsic value method and pro forma stock compensation costs that would have been recorded had the SFAS No. 123 fair value method been applied to all awards granted, modified or settled since December 31, 1995. The table also discloses the weighted-average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes-Merton option pricing model and the estimated weighted-average fair value of the options granted. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate.

	Years ended December 31,
	2005	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Net income:
As reported	$66,285	$61,979	$47,620
Deduct: compensation expense under fair value-based method (net of tax)	(6,945)	(4,850)	(3,383)

Pro forma	$59,340	$57,129	$44,237

Basic earnings per share:
As reported	$1.19	$1.15	$0.90
Pro forma (net of tax)	$1.07	$1.06	$0.84
Diluted earnings per share:
As reported	$1.16	$1.11	$0.88
Pro forma (net of tax)	$1.04	$1.03	$0.82
Weighted-average assumptions:
Expected stock price volatility	47%	48%	51%
Risk-free interest rate	4.3%	3.9%	3.7%
Expected option life (years)	5	6	6
Dividend yield	1.4%	1.5%	0.0%
Estimated fair value per share of options granted	$3.81	$3.24	$2.65
Recently issued accounting pronouncements
SFAS No. 123(R)
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
     The Company will adopt SFAS No. 123(R) on January 1, 2006 using the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.
     The adoption of SFAS No. 123(R) will have an impact on the Company’s results of operations, but it will not have any impact on the Company’s overall financial position. Although the precise impact on the Company of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on various factors, including the number of awards granted and their related fair value at the date of grant, the Company currently estimates the adoption will result in a non-cash expense for 2006 of approximately $9.1 million. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of such accounting pronouncement would have approximated that which is described in the above pro forma table.

     SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they will depend on, among other things, when employees exercise stock options.
SFAS No. 154
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively, with all prior period financial statements presented on the basis of the new accounting principle unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate effected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement may impact the Company’s future results of operations, financial position or cash flows in an amount the Company cannot currently determine.
Reclassifications
     Certain reclassifications, having no effect on net income, have been made to the prior periods’ consolidated financial statements to conform to the current period’s presentation.
Note 3 — Accrued liabilities
     Major classes of accrued liabilities consisted of the following as of December 31:

	2005	2004
	(Amounts in Thousands)
Compensation and related benefits	$26,402	$21,186
Interest	18,496	15,489
Taxes other than state and federal income taxes	15,242	12,796
Players’ club rewards	8,605	8,232
Progressive slot machine and related accruals	6,252	5,195
Marketing and other accruals	8,892	8,005

	$83,889	$70,903

Note 4 — Federal and state income taxes
     The components of the income tax provision are as follows:

	Years ended December 31,
	2005	2004	2003
	(Amounts in Thousands)
Current:
Federal	$19,993	$1,768	$1,719
State	2,411	2,999	1,244

Total current	22,404	4,767	2,963

Deferred:
Federal	14,296	33,288	23,801
State	715	(361)	—

Total deferred	15,011	32,927	23,801

Federal benefit applied to reduce goodwill	1,204	1,204	1,204

Total	$38,619	$38,898	$27,968

     The reconciliation of income tax at the federal statutory rate to income tax expense is as follows:

	Years ended December 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal benefit	1.9	1.7	1.6
Nondeductible political and lobbying costs	0.3	1.5	0.5
Other	(0.4)	0.4	(0.1)

	36.8%	38.6%	37.0%

     Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability consisted of the following:

	December 31,
	2005	2004
	(Amounts in Thousands)
Deferred income tax assets:
Accrued expenses	$7,313	$7,169
Alternative minimum tax credit	—	3,596
Net operating loss carryforwards	20,546	42,057
General business credits	—	2,581
Other	—	13,826

Total deferred income tax assets	27,859	69,229

Deferred income tax liabilities:
Property and equipment	(107,382)	(101,292)
Goodwill amortization	(8,735)	(6,998)
Other	(515)	(34,708)

Total deferred income tax liabilities	(116,632)	(142,998)

Net deferred income tax liability	$(88,773)	$(73,769)

     At December 31, 2005, the Company had available $245.1 million of state net operating loss carryforwards that relate to the Company’s Missouri properties and may be applied against future taxable income. At December 31, 2005, the Company also had available $27.1 million of federal net operating loss carryforwards and $36.8 million of state net operating loss carryforwards, which were acquired as part of the Mountain High acquisition. These acquired net operating loss carryforwards are subject to IRS change of ownership limitations. Accordingly, the future utilization of the carryforwards is subject to an annual base limitation of $5.1 million that can be applied against future taxable income. During the year ended December 31, 2005, the Company utilized a significant amount of its federal and state net operating loss carryforwards and began to make substantial cash payments for federal and state income taxes. For the years ended December 31, 2005 and 2004, the Company made federal and state income tax payments totaling $15.0 million and $3.4 million, respectively. The remaining unused federal and state net operating loss carryforwards will expire in 2019 through 2024. No valuation allowance has been provided against deferred income tax assets as the Company believes it is more likely than not that deferred income tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.
Note 5 — Long-term debt
     Long-term debt consisted of the following:

	December 31,
	2005	2004
	(Amounts in Thousands)
Senior credit facility term loans, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries; at variable interest (5.9% and 4.4% at December 31, 2005 and 2004, respectively); principal due quarterly, through November 10, 2012	$400,000	$380,962

Senior subordinated notes, unsecured, 10.75% fixed interest, payable semi-annually, principal due February 2, 2009 (net of $1,955 and $2,581 discount at December 31, 2005 and 2004, respectively)	378,045	377,419

Other	2,358	7,920

	780,403	766,301

Less: Current maturities	(4,374)	(4,502)

	$776,029	$761,799

     Maturities of the Company’s borrowings for each of the next five years and thereafter as of December 31, 2005 are as follows (amounts in thousands):

Year	Maturities
2006	$4,374
2007	4,315
2008	4,338
2009	382,407
2010	4,386
Thereafter	380,583

$780,403

Senior credit facilities
     On November 10, 2005, the Company obtained a $1.2 billion senior secured credit facility (the “New Credit Facility”). The New Credit Facility provides for a seven-year $400.0 million term loan facility, which the Company fully borrowed at closing, and a five-year $800.0 million revolving loan facility, which was undrawn at closing. The revolving facility includes a $75.0 million letter of credit sub-facility and a $25.0 million swingline loan sub-facility. Upon the satisfaction of certain conditions, the Company will have the option to increase the total amount available under the New Credit Facility by up to an additional $400.0 million, in the form of incremental term loans or additional borrowings under the revolving facility.
     The New Credit Facility replaces the Company’s prior senior secured credit facilities, which were dated as of December 20, 2000. On November 10, 2005, proceeds of the new term loan were used to repay all $362.2 million principal amount of loans outstanding under the prior senior credit facilities and all commitments under the replaced senior credit facilities were terminated. The remaining proceeds of the new term loan and any future borrowings under the revolving loan facility may be utilized by the Company for general corporate and working capital purposes, including the redemption of the Company’s 10.75% senior subordinated notes due 2009, as described below.
     Also on November 10, 2005, each of the Company’s subsidiaries (the “Guarantors”) entered into a guaranty (the “Guaranty”) pursuant to which the Guarantors guaranteed the Company’s obligations under the New Credit Facility. The obligations of the Company under the New Credit Facility, and of the Guarantors under the Guaranty, are secured by substantially all of the assets of the Company and the Guarantors.
     The borrowing under the new term loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 150 basis points or the base rate plus 50 basis points, at the Company’s option. Borrowings under the revolving loan facility will bear interest initially at LIBOR plus 100 basis points or the base rate plus 0 basis points. The LIBOR margin is subject to adjustment between 75 and 175 basis points and the base rate margin is subject to adjustment between 0 and 75 basis points, in each case depending on the Company’s leverage ratio. The commitment fee on the revolving loan facility will range from 25 to 50 basis points, depending on the leverage ratio. In the case of LIBOR-based loans, the Company has the option of selecting a one-, two-, three- or six-month interest period. The Company also has the option to select a nine- or 12-month interest period if agreed to by all New Credit Facility lenders. Interest is payable at the earlier of three months from the borrowing date or upon expiration of the interest period selected.
     At December 31, 2005, the senior credit facilities consisted of an $800.0 million revolving loan facility with no outstanding balance and the new term loan with $400.0 million outstanding. As of December 31, 2005, the amount of the revolving loan facility available for borrowing was $794.6 million, after giving effect to $5.4 million of outstanding letters of credit. All mandatory principal repayments have been made through December 31, 2005. Prior to the November 2005 refinancing of the senior credit facilities, the Company made prepayments on the replaced senior credit facilities in excess of the required quarterly principal repayments totaling $26.0 million and $65.0 million in 2005 and 2004, respectively.
     The agreement governing the New Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of December 31, 2005, the Company was required to maintain a senior debt ratio, defined as senior debt divided by EBITDA, of no more than 4.00:1, and a total debt ratio, defined as consolidated debt divided by EBITDA, of no more than 5.50:1. As of December 31, 2005 and 2004, the Company’s senior debt ratio was 1.57:1 and 1.64:1, respectively. The total debt ratio as of December 31, 2005 and 2004 was 3.07:1 and 3.29:1, respectively. As of December 31, 2005, the Company was required to maintain a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.25:1. As of December 31, 2005 and 2004, the Company’s fixed charge coverage ratio was 4.01:1 and 4.02:1, respectively.
     The Company is permitted to make up to $40.0 million in annual dividend payments under the terms of the New Credit Facility. For the years ended December 31, 2005 and 2004, the Company paid dividends of $17.4 million and $13.6 million, respectively.
     The New Credit Facility also limits the Company’s aggregate capital expenditures to $1.0 billion during the period from November 10, 2005 to November 10, 2012. As of December 31, 2005, capital expenditures made during the term of the New Credit Facility totaled $24.8 million.
     Certain changes in control, as defined, could result in the acceleration of the obligations under the New Credit Facility.
Senior subordinated notes
     On February 2, 2001, the Company issued $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. The notes were issued at a discount, resulting in an effective yield of 11.0%. The notes are unsecured and rank junior to all of the Company’s existing and future senior debt, including borrowings under the senior credit facilities.
     On February 15, 2006, the Company redeemed all $380.0 million outstanding principal amount of the senior subordinated notes at a redemption price of 105.375% of the principal amount, plus $20.4 million in accrued and unpaid interest to the redemption date. The retirement of the notes resulted in a one-time charge for loss on early retirement of debt in the first quarter of 2006 of approximately $26.2 million on a pre-tax basis.
Other debt
     In connection with the Mountain High acquisition, the Company assumed debt relating to proceeds from a municipal bond issue by the Black Hawk Business Improvement District. The bonds are in the form of a $975,000 issue bearing 6.0% interest that matured on December 1, 2005 and a $2,025,000 issue bearing 6.75% interest, which are due on December 1, 2011. These bonds are the obligations of the Black Hawk Business Improvement District and are payable from property tax assessments levied on Mountain High. The Black Hawk Business Improvement District has notified Mountain High that it will assess 20 semi-annual payments of $211,083, which was calculated by amortizing the $3,000,000 principal amount at 7% over 20 equal semi-annual payments. The difference in the interest rate used for the assessment and the interest rate on the bonds relates to estimated administrative costs of the Black Hawk Business Improvement District for the bond issue. The Company has accounted for the liability from this bond offering in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities,” and has recorded an obligation for the total tax assessment. The Company has capitalized the cost of the improvements involved. At December 31, 2005, the outstanding principal balance relating to the municipal bonds was $2.0 million.
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

     In April 2001, the Company entered into an interest rate swap agreement to fix the interest rate on $100.0 million of LIBOR-based borrowings under the senior credit facilities at 5.07% plus the applicable margin. The interest rate swap agreement was highly effective as a cash flow hedging instrument and, therefore, the value of the swap agreement (net of tax) was recorded as accumulated other comprehensive loss as part of stockholders’ equity. On March 31, 2004, the swap agreement terminated, resulting in a reduction of both the swap liability and accumulated other comprehensive loss to $0. The Company paid $1.0 million of additional interest expense in 2004 as a result of the interest rate swap agreement.
Fair value of long-term debt
     The estimated fair value of the Company’s long-term debt at December 31, 2005 was approximately $803.7 million, compared to its book value of $780.4 million, based on the quoted market price of the senior subordinated notes. Primarily all other long-term debt carries variable interest rates. At December 31, 2004, the estimated fair value of the Company’s long-term debt was approximately $812.0 million, compared to its book value of $766.3 million.
Note 6 — Leases
Operating leases
     The Company maintains operating leases for certain office facilities, vehicles, office equipment, signage and land. Rent expense under operating leases totaled $3.5 million, $2.5 million and $2.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Future minimum lease payments required under operating leases for each of the five years subsequent to December 31, 2005 and thereafter are as follows (amounts in thousands):

Year	Payments
2006	$3,753
2007	3,533
2008	1,043
2009	582
2010	448
Thereafter	1,010

$10,369

Note 7 — Benefit plans
401(k) plan
     The Company maintains a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements. Plan participants can elect to defer before-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 50% of eligible participants’ deferrals that do not exceed 4% of their pay (subject to limitations imposed by the Internal Revenue Code). The Company’s matching contributions were $1.9 million, $1.6 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Neither the 401(k) plan nor any other Company benefit plan holds or invests in shares of the Company’s common stock or derivative securities based on the Company’s common stock.

Health benefit plan
     The Company maintains a qualified employee health benefit plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain amount, requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $29.9 million, $21.4 million and $19.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, estimated liabilities for unpaid and incurred but not reported claims totaled $5.4 million and $4.5 million, respectively.
Deferred compensation plan
     On April 1, 2001, the Company adopted a deferred compensation plan for certain highly compensated employees. The Company matches, on a dollar-for-dollar basis, up to the first 5% of participants’ annual salary and bonus deferrals in each participant’s account. Matching contributions by the Company for the years ended December 31, 2005, 2004 and 2003 were $0.8 million, $0.7 million and $0.5 million, respectively. The Company’s obligation under the plan represents an unsecured promise to pay benefits in the future and in the event of bankruptcy of the Company, assets of the plan would be available to satisfy the claims of general creditors. To increase the security of the participants’ deferred compensation plan benefits, the Company has established and funded a grantor trust (known as a “rabbi trust”). The rabbi trust is specifically designed so that assets are available to pay plan benefits to participants in the event that the Company is unwilling or unable to pay the plan benefits for any reason other than insolvency. As a result, the Company is prevented from withdrawing or accessing assets for corporate needs. Plan participants can choose to receive a return on their account balances equal to the return on various investment options. The Company currently invests plan assets in an equity-based life insurance product of which the rabbi trust is the owner and beneficiary.
     As of December 31, 2005 and 2004, plan assets were $15.9 million and $11.6 million, respectively, and are reflected in other assets in the accompanying consolidated balance sheets. The liabilities due the participants were $16.0 million and $11.1 million as of December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004 and 2003, net deferred compensation expense was $1.1 million, $0.3 million and $0.9 million, respectively.
Stock incentive plans
     The Company has various stock incentive plans for directors, officers, employees, consultants and advisers of the Company. The plans permit the grant of options to purchase common stock intended to qualify as incentive stock options or non-qualified stock options and also provide for the award of restricted stock. The maximum number of shares available for issuance under the plans is 14.0 million (net of options which terminate or are canceled without being exercised), subject to certain limitations. To date, the Company has not granted any awards of restricted stock. The Compensation Committee of the Board of Directors administers the plans and has broad discretion to establish the terms of stock option awards, including without limitation the power to set the term (up to 10 years), vesting schedule and exercise price of stock option awards.

     Summary information for stock option grants under the Company’s plans is as follows:

			Years ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	5,676,048	$12.05	$5,659,704	$7.13	5,615,760	$5.86
Granted	1,560,470	23.20	1,948,000	19.87	1,200,680	10.21
Exercised	(1,075,648)	6.55	(1,539,672)	4.48	(728,972)	2.49
Canceled	(378,720)	13.87	(391,984)	9.48	(427,764)	6.62

Outstanding at end of Year	5,782,150	$15.96	5,676,048	$12.05	5,659,704	$7.13

Options exercisable at End of year	1,913,114	$13.18	1,298,338	$7.33	1,590,774	$5.04

Options available for grant at end of year	2,939,158		1,120,908		2,658,804
     Following is a summary of the status of stock options outstanding at December 31, 2005:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise		Remaining	Exercise		Exercise
Price Range	Number	Life	Price	Number	Price
$ 1.50-$ 2.63	292,788	4.7	$2.26	251,926	$2.25
$ 2.75-$ 5.46	106,012	5.9	4.17	25,212	3.10
$ 6.28-$ 7.84	836,068	6.8	6.94	353,372	6.93
$ 8.55-$10.56	218,420	7.0	9.82	88,280	9.65
$11.03-$13.58	1,051,020	7.0	12.45	451,908	12.63
$13.72-$15.77	335,940	8.4	15.14	95,780	15.47
$16.99-$17.03	104,776	8.2	17.00	5,080	17.01
$20.63-$21.51	1,342,996	6.2	21.29	429,556	21.31
$22.65-$22.87	1,366,730	7.0	22.87	212,000	22.87
$26.11-$27.42	127,400	6.4	27.06	—	—

	5,782,150	6.7	$15.96	1,913,114	$13.18

Note 8 — Acquisition of Mountain High Casino
     On May 28, 2004, the Company signed an Asset Purchase Agreement (“Agreement”) with Windsor Woodmont Black Hawk Resort Corp., a Colorado corporation (“Windsor Woodmont”), which was amended on August 3, 2004. On December 21, 2004, pursuant to the amended Agreement, the Company acquired Mountain High Casino in Black Hawk, Colorado and related assets from Windsor Woodmont for approximately $117.0 million in cash and $2.5 million of Company common stock (valued based on the average of the closing sale prices of the common stock for each of the 10 consecutive trading days ended December 20, 2004), plus the assumption of approximately $2.3 million of outstanding debt, in a reorganization under Section 368(a)(1)(G) of the Internal Revenue Code. Additionally, the Company incurred $0.8 million in acquisition costs that were included in the purchase price of Mountain High.
     The Mountain High acquisition was treated as a purchase transaction. Accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The final allocation of the purchase price was completed within one year from the date of acquisition and resulted in the following valuation of the assets acquired and liabilities assumed:

December 21, 2004
(Amounts in Thousands)
Current assets, including $3,670 of cash acquired	$3,967
Property and equipment	110,756
Net deferred tax assets	9,683
Other assets	92

Total assets acquired	124,498

Current liabilities	2,073
Long-term debt	2,040

Total liabilities assumed	4,113

Net assets acquired	$120,385

     The purchase price was less than the fair values of the assets acquired and liabilities assumed by $12.6 million, which was allocated pro rata to reduce the carrying value of non-current assets. Additionally, the Company acquired $13.2 million of deferred tax assets, which were principally the result of net operating loss carryforwards recognized by Windsor Woodmont prior to December 21, 2004.
     The pro forma consolidated results of operations, as if the acquisition of Mountain High Casino had occurred on January 1, 2003, are as follows:

	Years ended December 31,
	2004	2003
	(Amounts in Thousands,
	Except Per Share Data)
Pro Forma
Net revenues	$911,020	$833,498
Net income	$61,396	$42,548
Basic net income per common share	$1.13	$0.81
Diluted net income per common share	$1.10	$0.78
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
Note 9 — Excess of purchase price over fair market value of net assets acquired
     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The primary impact on the Company is that the excess of purchase price over fair market value of the net assets acquired in connection with the acquisition of the Missouri properties in December 2000 is no longer being amortized as of January 1, 2002. Instead, goodwill must be reviewed for impairment at least annually and more frequently if events or circumstances indicate a possible impairment. The Company completed a review of goodwill as of October 1, 2005, 2004 and 2003 and determined that no impairment existed as of those dates. The Company will continue to perform an annual review of goodwill impairment as of October 1 of each year and will review goodwill sooner if events or circumstances indicate a possible impairment. As of December 31, 2005 and 2004, the balance of goodwill was $78.2 million and $79.6 million, respectively. Goodwill will continue to be reduced through 2016 by annual tax benefits of $1.2 million resulting from differences in the values assigned to certain purchased assets for financial reporting and tax purposes.
Note 10 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2005 and 2004, the estimated liabilities for unpaid and incurred but not reported claims totaled $10.1 million and $7.9 million, respectively. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.
     Guarantees. In December 2000, the Company assumed several agreements with the Missouri 210 Highway Transportation Development District (“Development District”) that had been entered into in order to assist the Development District in the financing of a highway improvement project in the area around the Ameristar Kansas City property prior to the Company’s purchase of that property. In order to pay for the highway improvement project, the Development District issued revenue bonds totaling $9.0 million with scheduled maturities from 2006 through 2011.
     The Company has provided an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $4.4 million as of December 31, 2005 and may be subsequently reduced as principal and interest mature under the revenue bonds. Additionally, the Company is obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds, as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through December 31, 2005, the Company had paid $0.9 million in shortfalls and other costs. As required by the agreements, the Company anticipates that it will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and has recorded a corresponding receivable as of December 31, 2005.
Note 11 — Related party transactions
     The Company engages Neilsen & Company, L.L.C., a company owned and controlled by Craig H. Neilsen, the Company’s Chairman of the Board, President and Chief Executive Officer, to provide certain professional services, office space and other equipment and facilities. The Company also leases from Neilsen & Company two condominium units in Sun Valley, Idaho, which it makes available for use by management personnel and certain business associates with the objective of strengthening management morale and maintaining goodwill with important business contacts. For each of the three years ended December 31, 2005, the Company reimbursed Neilsen & Company for administrative and clerical support expenses reasonably incurred by Mr. Neilsen on Company business matters, including nursing care expense and additional costs incurred as a result of the use of his home for business purpose. Total payments to Neilsen & Company were $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.