Form 10-Q
period 2006-03-31
AMERISTAR CASINOS INC
filed 2006-05-10
CIK 912145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☐    Accelerated filer ☑    Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of May 1, 2006, 56,200,695 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$107,863	$106,145
Restricted cash	6,425	6,474
Accounts receivable, net	6,167	5,242
Inventories	7,202	6,926
Prepaid expenses	10,299	9,184
Deferred income taxes	5,665	5,672

Total current assets	143,621	139,643

Property and Equipment, at cost:
Buildings and improvements	1,050,749	1,015,443
Furniture, fixtures and equipment	373,952	358,192

	1,424,701	1,373,635
Less: accumulated depreciation and amortization	(410,876)	(391,014)

	1,013,825	982,621

Land	75,580	75,524
Construction in progress	77,375	75,151

Total property and equipment, net	1,166,780	1,133,296

Excess of purchase price over fair market value of net assets acquired	77,891	78,192
Deposits and other assets	31,252	32,855

TOTAL ASSETS	$1,419,544	$1,383,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,856	$12,627
Construction contracts payable	13,334	9,500
Income taxes payable	842	3,373
Accrued liabilities	70,595	83,889
Current maturities of long-term debt	4,225	4,374

Total current liabilities	100,852	113,763

Long-term debt, net of current maturities	821,981	776,029
Deferred income taxes	92,568	94,445
Deferred compensation and other long-term liabilities	18,196	16,039

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized – 30,000,000 shares; Issued – None	—	—
Common stock, $.01 par value: Authorized – 120,000,000 shares; Issued and outstanding – 56,195,083 shares at March 31, 2006 and 55,958,358 shares at December 31, 2005	562	560
Additional paid-in capital	184,872	179,989
Retained earnings	200,513	203,161

Total stockholders’ equity	385,947	383,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,419,544	$1,383,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Casino	$262,212	$242,368
Food and beverage	34,224	30,287
Rooms	6,635	5,733
Other	6,941	5,590

	310,012	283,978
Less: Promotional allowances	53,918	43,869

Net revenues	256,094	240,109

Operating Expenses:
Casino	115,099	105,523
Food and beverage	17,068	15,757
Rooms	1,753	1,499
Other	4,558	3,792
Selling, general and administrative	51,294	46,244
Depreciation and amortization	22,572	20,818
Impairment loss on assets held for sale	93	193

Total operating expenses	212,437	193,826

Income from operations	43,657	46,283

Other Income (Expense):
Interest income	620	119
Interest expense, net	(13,540)	(15,261)
Loss on early retirement of debt	(26,264)	—
Net gain (loss) on disposition of assets	116	(687)

Income Before Income Tax Provision	4,589	30,454
Income tax provision	1,971	11,224

Net Income	$2,618	$19,230

Earnings Per Share:
Basic	$0.05	$0.35

Diluted	$0.05	$0.34

Cash Dividends Declared Per Share	$0.09	$0.08

Weighted Average Shares Outstanding:
Basic	56,063	55,234

Diluted	57,125	56,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$2,618	$19,230

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,572	20,818
Amortization of debt issuance costs and debt discounts	245	1,035
Stock option compensation expense	2,094	—
Loss on early retirement of debt	26,264	—
Net change in deferred compensation liability	200	528
Impairment loss on assets held for sale	93	193
Net (gain) loss on disposition of assets	(116)	687
Net change in deferred income taxes	(1,569)	3,998
Excess tax benefit from stock option exercises	(1,334)	4,000
Decrease in restricted cash	49	—
(Increase) decrease in accounts receivable, net	(925)	2,149
(Increase) decrease in inventories	(276)	65
Increase in prepaid expenses	(1,115)	(460)
(Decrease) increase in accounts payable	(771)	640
(Decrease) increase in income taxes payable	(1,197)	1,672
Decrease in accrued liabilities	(13,294)	(4,633)

Total adjustments	30,920	30,692

Net cash provided by operating activities	33,538	49,922

Cash Flows from Investing Activities:
Capital expenditures	(56,358)	(33,698)
Increase in construction contracts payable	3,834	645
Proceeds from sale of assets	325	42
Increase in deposits and other non-current assets	(698)	(555)

Net cash used in investing activities	(52,897)	(33,566)

Cash Flows from Financing Activities:
Cash dividends paid	(5,266)	(4,334)
Proceeds from revolving loan facility	425,000	—
Principal payments of long-term debt	(381,152)	(2,152)
Premium on early redemption of senior subordinated notes	(20,425)	—
Proceeds from stock option exercises	1,457	4,542
Excess tax benefit from stock option exercises	1,334	—
Debt issuance costs	129	—

Net cash provided by (used in) financing activities	21,077	(1,944)

Net Increase in Cash and Cash Equivalents	1,718	14,412

Cash and Cash Equivalents – Beginning of Period	106,145	86,523

Cash and Cash Equivalents – End of Period	$107,863	$100,935

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$28,533	$24,599

Cash paid for federal and state income taxes	$4,850	$1,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of consolidation and basis of presentation
     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates seven casino properties in six markets. The Company’s portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Cactus Petes and the Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest); and Ameristar Black Hawk (formerly known as Mountain High; serving the Denver, Colorado metropolitan area). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
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
     Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies, significant accounting policies and basis of presentation are discussed where appropriate in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. In addition, critical accounting policies and estimates are also discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005.
     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Note 2 — Recently issued accounting pronouncements
SFAS No. 123(R)
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” Among other items, SFAS No. 123(R) requires the recognition of compensation expense in an amount equal to the fair value of share-based payments, including employee stock options and restricted stock, granted to employees.

     The Company adopted SFAS No. 123(R) on January 1, 2006 using the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The impact of adopting SFAS No. 123(R) is discussed in Note 4 “Accounting for stock-based compensation.”
     SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows for the three months ended March 31, 2006.
SFAS No. 154
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively, with all prior period financial statements presented on the basis of the new accounting principle unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate effected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 was effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 may impact the Company’s future results of operations, financial position or cash flows in an amount the Company cannot currently determine.
Note 3 — Earnings per share
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

     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Three Months
	Ended March 31,
	2006	2005
	(Amounts in thousands)
Weighted average number of shares outstanding — basic earnings per share	56,063	55,234

Dilutive effect of stock options	1,062	1,670

Weighted average number of shares outstanding — diluted earnings per share	57,125	56,904

     For the three months ended March 31, 2006, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 0.1 million. There were no anti-dilutive stock options for the three months ended March 31, 2005.
Note 4 — Accounting for stock-based compensation
     The Company has various stock incentive plans for directors, officers, employees, consultants and advisers of the Company. The plans permit the grant of options to purchase common stock intended to qualify as incentive stock options or non-qualified stock options and also provide for the award of restricted stock. The maximum number of shares available for issuance under the plans is 14.0 million (net of options which terminate or are canceled without being exercised), subject to certain limitations. To date, the Company has not granted any awards of restricted stock. The Compensation Committee of the Board of Directors administers the plans and has broad discretion to establish the terms of stock option awards, including without limitation the power to set the term (up to 10 years), vesting schedule and exercise price of stock option awards.
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company adopted SFAS No. 123(R) using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Quarterly Report have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.
     There was $2.1 million of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) for the three months ended March 31, 2006. The associated future income tax benefit recognized was $1.3 million during the three months ended March 31, 2006. Basic and diluted earnings per common share for the three months ended March 31, 2006 would have been $0.07 if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per common share of $0.05. As of March 31, 2006, there was approximately $22.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.9 years.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility is based on historical volatility trends as well as implied future volatility observations as determined by independent third parties. In determining the expected life of the option grants, the

Company used historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of SFAS No. 123(R).

Three Months
Ended March
31, 2006
Weighted-average assumptions:
Expected stock price volatility	41.3%
Risk-free interest rate	4.4%
Expected option life (years)	4.2
Expected annual dividend yield	1.5%
     Under APB No. 25 there was no compensation cost recognized for the Company’s non-qualified stock options awarded in the three months ended March 31, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

Three Months Ended
March 31, 2005
(Amounts in thousands,
except per share data)
Net income:
As reported	$19,230
Deduct: compensation expense under fair value- based method (net of tax)	(222)

Pro forma	$19,008

Basic earnings per share:
As reported	$0.35
Pro forma (net of tax)	$0.34

Diluted earnings per share:
As reported	$0.34
Pro forma (net of tax)	$0.33

     The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

Three Months
Ended March 31,
2005
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option pricing model)	$12.03

Weighted-average assumptions:
Expected stock price volatility	47.7%
Risk-free interest rate	4.3%
Expected option life (years)	5.3
Expected annual dividend yield	1.1%
     The following table summarizes information about stock option activity for the three months ended March 31, 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	(Amounts in	Exercise	Term	Value (Amounts in
	Thousands)	Price	(Years)	Thousands)
Outstanding at December 31, 2005	5,782	$15.96
Granted	54	24.54
Exercised	(237)	6.09
Forfeited or expired	(45)	18.87

Outstanding at March 31, 2006	5,554	$16.44	6.4	$50,582

Options exercisable at March 31, 2006	1,738	$14.11	6.2	$19,831
          The weighted average fair value of options granted during the three months ended March 31, 2006 was $10.13. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2006 was $3.9 million. During the three months ended March 31, 2006, the amount of cash received from the exercise of stock options was $1.5 million.
Note 5 – Long-term debt
     On November 10, 2005, the Company obtained a $1.2 billion senior secured credit facility that provides for a seven-year $400.0 million term loan facility and a five-year $800.0 million revolving loan facility.
     On February 15, 2006, the Company redeemed all $380.0 million outstanding principal amount of its 10.75% senior subordinated notes due 2009 at a redemption price of 105.375% of the principal amount, plus $20.4 million in accrued and unpaid interest to the redemption date. The redemption of the notes was funded through borrowings under the revolving loan facility. The retirement of the notes resulted in a one-time charge for loss on early retirement of debt in the first quarter of 2006 of approximately $26.3 million on a pre-tax basis.

     At March 31, 2006, the Company’s principal debt outstanding consisted of $425.0 million under the revolving loan facility and $399.0 million under the term loan facility. As of March 31, 2006, the amount of the revolving loan facility available for borrowing was $369.6 million, after giving effect to $5.4 million of outstanding letters of credit. All mandatory principal repayments have been made through March 31, 2006.
     The borrowing under the term loan facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 150 basis points or the base rate plus 50 basis points, at the Company’s option. Borrowings under the revolving loan facility currently bear interest at LIBOR plus 100 basis points or the base rate plus 0 basis points. The LIBOR margin is subject to adjustment between 75 and 175 basis points and the base rate margin is subject to adjustment between 0 and 75 basis points, in each case depending on the Company’s leverage ratio.
     In connection with obtaining the senior credit facilities on November 10, 2005, each of the Company’s subsidiaries (the “Guarantors”) entered into a guaranty (the “Guaranty”) pursuant to which the Guarantors guaranteed the Company’s obligations under the senior credit facilities. The obligations of the Company under the senior credit facilities, and of the Guarantors under the Guaranty, are secured by substantially all of the assets of the Company and the Guarantors.
     The agreement governing the senior credit facilities requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of March 31, 2006 and December 31, 2005, the Company was in compliance with all applicable covenants.
Note 6 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At March 31, 2006 and December 31, 2005, the estimated liabilities for unpaid and incurred but not reported claims totaled $10.0 million and $10.1 million, respectively. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.
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

     The Company has provided an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $4.4 million as of March 31, 2006. However, effective April 3, 2006, the amount outstanding under this letter of credit was reduced to $2.6 million and may be further reduced as principal and interest mature under the revenue bonds. Additionally, the Company is obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds, as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through March 31, 2006, the Company had paid $1.0 million in shortfalls and other costs. As required by the agreements, the Company anticipates that it will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and has recorded a corresponding receivable as of March 31, 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with seven properties in operation in Missouri, Iowa, Mississippi, Colorado and Nevada. Our portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Cactus Petes and the Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest); and Ameristar Black Hawk (formerly known as Mountain High; serving the Denver, Colorado metropolitan area).
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
     The following significant factors and trends should be considered in analyzing our operating performance:
•	Promotional spending and marketing. For the quarter ended March 31, 2006, promotional allowances at our properties increased $10.0 million (22.9%) over the prior-year quarter while net revenues increased only 6.7%. The increase in our rate of promotional spending was partially attributable to our ongoing efforts to strengthen the Ameristar brand through targeted marketing, as evidenced by a 10.6% increase in rated play for the quarter ended March 31, 2006 compared to the same period in 2005. In addition to improving rated play, our promotional spending also increased as a result of our efforts to maintain market share leadership in the increasingly competitive Missouri and Iowa markets. The St. Louis market has developed into a more competitive environment, in response to which we were required to increase marketing and promotional spending at Ameristar St. Charles to maintain our competitive position in the market. The increasingly competitive market and our efforts to attract rated players contributed to a 1.1 percentage point decrease in operating income margin from the prior-year first quarter at our St. Charles property. Our Kansas City property was also impacted by increased competition in the first quarter of 2006 that partially contributed to a $2.9 million rise in promotional allowances and a 3.5 percentage point decline in operating income margin compared to the first quarter of 2005. The competition in the Council Bluffs market intensified when our land-based competitor completed a major expansion and rebranding during the first quarter of 2006 that contributed to declines in our property’s operating income margin and market share from the prior-year first quarter.
•	Ameristar Black Hawk. On April 1, 2006, we rebranded our newly renovated and expanded casino in Black Hawk, Colorado. Ameristar Black Hawk, formerly known as Mountain High Casino, now features an expanded parking garage with 1,550 parking spaces, refurbished and rebranded dining venues, additional gaming space, 1,600 slot machines and an upscale Star Club for our top players. The construction of a 33-story, 536-room Four Diamond-quality hotel is planned to begin in the second quarter of 2006 and is expected to be completed in mid-year 2008. Although this property’s financial performance was adversely impacted by construction disruption during the first quarter of 2006, we believe the quality and scope of the property will ultimately enable us to become the market share leader in the greater Denver market. We expect the total cost of our planned capital improvements at Ameristar Black Hawk to be approximately $260 million, which will bring our total investment in the property to approximately $380 million. Capital expenditures relating to the remodeling and expansion projects totaled $17.8 million during the first quarter of 2006.

•	Post-hurricane improvement at Ameristar Vicksburg. In the first quarter of 2006, Ameristar Vicksburg increased operating income by $3.2 million, or 34.9%, over the prior-year first quarter. The improved financial performance of this property continues to be primarily attributable to the increase in business volume following the closure of the Mississippi Gulf Coast casinos as a result of Hurricane Katrina. However, this increase in the property’s business volume diminished significantly from the fourth quarter of 2005 following the reopening of three Mississippi Gulf Coast casinos in December 2005, and we expect it to decline further as more Gulf Coast casinos reopen later in 2006. We anticipate the property’s quarterly financial performance to be better than in 2005 through the third quarter of 2006 and to decline in the fourth quarter of 2006 compared to the fourth quarter of 2005.

•	External development costs. Development activities contributed to our corporate expense as we continue to pursue growth through development and acquisition opportunities. Development-related costs totaled $0.9 million in the first quarter of 2006 compared to $1.9 million in the corresponding 2005 period. The decrease in costs is mostly attributable to reduced efforts in the United Kingdom and the termination in November 2005 of our pursuit of a casino license application in Pennsylvania. On April 3, 2006, we submitted a proposal to acquire a publicly traded U.S.-based gaming operator. The gaming operator received several competing proposals and we ultimately determined not to further pursue the acquisition. In connection with this proposed acquisition, professional fees and internal costs totaled approximately $1.0 million, of which $0.3 million was recognized during the first quarter of 2006 and the balance will be recognized in the second quarter of 2006.

•	Renovations and enhancements at Ameristar St. Charles. At Ameristar St. Charles, we have commenced the construction of a 400-room, all-suite hotel, an indoor/outdoor swimming pool, a 7,000 square-foot full-service spa, 55,000 square feet of new meeting and conference facilities and an additional 2,350-space parking garage. The total cost of these projects is expected to be approximately $240.0 million, with the completion dates projected to be the third quarter of 2006 for the conference facilities, the first quarter of 2007 for the initial 1,400 spaces of the parking garage and the fourth quarter of 2007 for the hotel and the remainder of the garage. We believe these planned improvements will allow us to further enhance our competitive position in the St. Louis market, which should position us to extend our market share leadership. We expect minimal construction disruption to existing operations as these capital improvement projects are being completed.
•	Expansion project at Ameristar Vicksburg. At Ameristar Vicksburg, we have commenced the first phase of our master expansion plan with the construction of a new 1,100-space parking garage, which is expected to be completed in the second quarter of 2007. In June 2006, we intend to commence an expansion of the casino vessel that will directly connect to the new parking garage. The expanded casino will allow for the addition of up to 800 slot machines. The expansion project will also include the addition of two new restaurants, a new Star Club for our VIP guests, a poker room, a retail shop and other amenities. This project is slated for a mid-year 2007 completion. The expected cost of our planned capital improvements at Ameristar Vicksburg is approximately $90 million. These improvements will help alleviate long-standing capacity constraints, and we believe will allow us to increase our market dominance in Vicksburg.

•	Debt management. On February 15, 2006, we redeemed all $380.0 million outstanding principal amount of our 10.75% senior subordinated notes due 2009 at a redemption price of 105.375% of the principal amount, plus $20.4 million in accrued and unpaid interest to the redemption date. The retirement of the notes resulted in a one-time charge for loss on early retirement of debt in the first quarter of 2006 of approximately $26.3 million on a pre-tax basis. The redemption of the senior subordinated notes was funded through borrowings under our $800.0 million revolving loan facility, which bears interest at variable rates that currently are substantially lower than the 10.75% fixed rate on the notes, and we expect that the redemption will result in significant savings in future interest expense. The redemption of the senior subordinated notes resulted in $2.0 million in pre-tax savings on interest expense during the first quarter of 2006.

•	Stock option compensation expense. On January 1, 2006, we adopted SFAS No. 123(R), which requires the recognition of compensation expense in an amount equal to the fair value of share-based payments (e.g., stock options) granted to employees. The adoption of SFAS No. 123(R) resulted in a non-cash operating expense of $2.1 million in the first quarter of 2006 and an estimated $9.1 million for the full year 2006.

Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
Consolidated Cash Flow Information:
Net cash provided by operating activities	$33,538	$49,922

Net cash used in investing activities	$(52,897)	$(33,566)

Net cash provided by/(used in) financing activities	$21,077	$(1,944)

Net Revenues:
Ameristar St. Charles	$75,233	$72,644
Ameristar Kansas City	65,709	62,523
Ameristar Council Bluffs	48,160	46,363
Ameristar Vicksburg	36,759	29,797
Jackpot Properties	15,821	14,533
Ameristar Black Hawk	14,412	14,249

Consolidated net revenues	$256,094	$240,109

Operating Income (Loss):
Ameristar St. Charles	$17,417	$17,592
Ameristar Kansas City	12,868	14,414
Ameristar Council Bluffs	12,815	13,366
Ameristar Vicksburg	12,512	9,278
Jackpot Properties	2,569	2,332
Ameristar Black Hawk	(218)	2,274
Corporate and other	(14,306)	(12,973)

Consolidated operating income	$43,657	$46,283

Operating Income Margins (1):
Ameristar St. Charles	23.2%	24.2%
Ameristar Kansas City	19.6%	23.1%
Ameristar Council Bluffs	26.6%	28.8%
Ameristar Vicksburg	34.0%	31.1%
Jackpot Properties	16.2%	16.0%
Ameristar Black Hawk	(1.5%)	16.0%
Consolidated operating income margin	17.0%	19.3%

(1)	Operating income margin is operating income (loss) as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months Ended March 31,
	2006	2005
	(Amounts in Thousands)
	(Unaudited)
Casino Revenues:
Slots	$232,838	$212,690
Table games	26,365	26,374
Other	3,009	3,304

Casino revenues	262,212	242,368

Non-Casino Revenues:
Food and beverage	34,224	30,287
Rooms	6,635	5,733
Other	6,941	5,590

Non-casino revenues	47,800	41,610

	310,012	283,978
Less: Promotional Allowances	(53,918)	(43,869)

Total Net Revenues	$256,094	$240,109

     Net Revenues
     Consolidated net revenues for the quarter ended March 31, 2006 increased $16.0 million, or 6.7%, over the first quarter of 2005. All of our properties improved in net revenues compared to the first quarter of 2005, with increases of 23.4% at Ameristar Vicksburg, 8.9% at the Jackpot Properties, 5.1% at Ameristar Kansas City, 3.9% at Ameristar Council Bluffs, 3.6% at Ameristar St. Charles and 1.1% at Ameristar Black Hawk. Our Vicksburg property’s improved financial performance and the 22.1% growth in the overall Vicksburg market are mostly attributable to the third quarter closure of the Mississippi Gulf Coast casinos following Hurricane Katrina.
     For the quarter, Ameristar Kansas City and Ameristar St. Charles increased market share by 0.9 and 0.1 percentage point to 36.7% and 31.7%, respectively, over the prior-year first quarter. Ameristar Council Bluffs and Ameristar Vicksburg continued their long-time market leadership positions, despite decreases of 0.5 and 0.2 percentage point to 42.1% and 45.6%, respectively, from the first quarter of 2005. Our Council Bluffs property’s market share was adversely impacted by the completion in March 2006 of a major expansion and rebranding by a competing land-based casino. We anticipate the increased competition from the land-based casino will have an ongoing negative impact on our market share in Council Bluffs.
     Consolidated casino revenues for the first quarter of 2006 increased $19.8 million over the 2005 first quarter, due to a $20.1 million (9.5%) increase in slot revenues. We believe the growth in slot revenues at all our properties has been driven by our continued slot product enhancements and our successful slot mix strategy. We further believe casino revenues increased in part as a result of the continued successful implementation of our targeted marketing programs, as evidenced by the 10.6% increase in rated play at our properties over the first quarter of 2005. For the quarter ended March 31, 2006, promotional allowances increased $10.0 million, or 22.9%, over the prior-year first quarter due in part to the rise in rated play and the increasingly competitive environment in our Missouri and Iowa markets.
     Operating Income
     In the first quarter of 2006, consolidated operating income decreased $2.6 million, or 5.7%, from the first quarter of 2005. Consolidated operating income margin decreased 2.2 percentage points from the prior-year first quarter. The decline in operating income and the related margin from the prior-year first quarter was mostly attributable to the increased competitive pressures experienced by our Missouri and Iowa properties and greater than expected construction disruption at Ameristar Black Hawk. The financial performance of these properties was somewhat offset by Ameristar Vicksburg’s strong first quarter 2006 results, namely a 34.9% increase in operating income over the first quarter of 2005.
     Consolidated operating income was also affected by the stock option compensation expense we were required to recognize in the first quarter of 2006 as described above. Additionally, depreciation and amortization expense increased $1.8 million (8.4%) over the first quarter of 2005, primarily due to $0.8 million in depreciation expense from capital improvements placed in service over the last six months at Ameristar Black Hawk. The rate of growth in health benefit costs moderated significantly in the first quarter of 2006, as compared to the trend of the last several quarters.
     During the first quarter of 2006, Ameristar Vicksburg increased operating income $3.2 million over the first quarter of 2005. As previously mentioned, we expect the property’s quarterly financial performance to be better than in 2005 through the third quarter, but we anticipate the increase in the property’s business volume to diminish further as the Gulf Coast casinos continue to reopen.
     At Ameristar St. Charles, increased revenues and a reduction in workers’ compensation expense were mostly offset by increased costs associated with marketing and promotional activities. As a result, operating income was relatively flat compared to the prior-year first quarter. Ameristar St. Charles’ 2006 first quarter operating income margin decreased by 1.1 percentage points from the first quarter of 2005.
     Ameristar Kansas City’s 2006 first quarter operating income decreased $1.5 million, or 10.7%, compared to the corresponding prior-year period. The related operating income margin declined 3.5 percentage points from the first quarter of 2005, due in part to increased marketing, advertising and entertainment costs.
     First quarter operating income at Ameristar Council Bluffs declined by $0.6 million, or 4.1%, compared to the prior-year first quarter. The property also experienced a decrease in its operating income margin of 2.2 percentage points. As previously noted, this property’s first quarter financial performance was adversely impacted by the completion of the competing land-based casino’s rebranding and expansion.
     For the quarter ended March 31, 2006, our Black Hawk property’s operating income decreased $2.5 million, or 109.6%, compared to the prior-year first quarter. Significant construction disruption due to the recently completed casino expansion project materially affected this property’s operating results during the first quarter. During the quarter ended March 31, 2006, our Black Hawk property also incurred $0.4 million in costs related to its rebranding as Ameristar Black Hawk that occurred on April 1, 2006. The rebranding costs are non-recurring in nature and are expected to total approximately $1.7 million over the first and second quarters of 2006.
     During the first quarter of 2006, corporate expense increased $1.3 million, or 10.6%, compared to the first three months of 2005. The increase resulted primarily from the recognition in the 2006 period of $1.4 million of stock option compensation expense at the corporate level related to the adoption of SFAS No. 123(R) (the remaining $0.7 million of this expense was recognized at our various properties), which was partially offset by a reduction in development-related costs.
     Interest Expense
     Consolidated interest expense, net of amounts capitalized, for the quarter ended March 31, 2006 decreased $1.7 million, or 11.3%, from the 2005 first quarter. The decrease is due primarily to a reduced average interest rate resulting from the November 2005 refinancing of our senior secured credit facility and the February 2006 redemption of our senior subordinated notes with borrowings under the new credit facility at a substantially lower interest rate.
     Income Taxes
     Our effective income tax rate increased from 36.9% for the quarter ended March 31, 2005 to 43.0% for the quarter ended March 31, 2006, due primarily to a change in our recorded tax reserves. The federal income tax statutory rate was 35% in both periods.
     Net Income
     Net income decreased 86.4%, from $19.2 million in the first quarter of 2005 to $2.6 million for the first three months of 2006. Diluted earnings per share were $0.05 in the quarter ended March 31, 2006, compared to $0.34 in the corresponding prior-year quarter. The one-time charge relating to the loss on redemption of our senior subordinated notes adversely impacted diluted earnings per share by $0.30. Additionally, diluted earnings per share for the first quarter of 2006 were negatively impacted by $0.02 by the adoption of SFAS No. 123(R).
Liquidity and Capital Resources
     Our business is primarily conducted on a cash basis. Accordingly, operating cash flows tend to follow trends in our operating income. For the three months ended March 31, 2006 and 2005, net cash provided by operating activities was $33.5 million and $49.9 million, respectively. This decrease is primarily due to negative changes in several of our working capital assets and liabilities.
     For the three months ended March 31, 2006 and 2005, net cash used in investing activities was $52.9 million and $33.6 million, respectively. During the first three months of 2006, we incurred $56.4 million in capital expenditures. These expenditures were mostly funded with cash from operations and, to a lesser extent, with the proceeds of the senior term loan under our new credit facilities that was drawn in the fourth quarter of 2005. Capital expenditures during the first quarter included $17.8 million for capital improvement projects at Ameristar Black Hawk, $13.6 million for the acquisition of slot machines, $12.1 million related to our expansion activities at Ameristar St. Charles described below and $8.9 million for the construction of a new parking garage at Ameristar Vicksburg. Capitalized interest for the quarter ended March 31, 2006 totaled $1.6 million.
     In the first quarter of 2006, we completed the initial phase of our expansion activity at our Black Hawk property. We nearly doubled the parking garage’s capacity to 1,550 parking spaces, the first and second floor gaming areas and non-gaming venues have been remodeled, we have added a second floor casino area that now features 650 slot machines and we have provided an upscale Star Club for our top players. On April 1, 2006, we rebranded the property as Ameristar Black Hawk. In the second quarter, we plan to begin construction on a 33-story, 536-room Four Diamond-quality hotel. The hotel and related amenities are expected to be completed in mid-2008. We expect the cost of our planned capital improvements at Ameristar Black Hawk will be approximately $260 million, which will bring our total investment in the property to approximately $380 million.
     At Ameristar St. Charles, we have commenced the construction of a 400-room, all-suite hotel, an indoor/outdoor swimming pool, a 7,000 square-foot full-service spa, 55,000 square feet of new meeting and conference facilities and an additional 2,350-space parking garage. The total cost of these projects is expected to be approximately $240 million, with the completion dates projected to be the third quarter of 2006 for the conference facilities, the first quarter of 2007 for the initial 1,400 spaces of the parking garage and the fourth quarter of 2007 for the hotel and the remainder of the garage. We believe these planned improvements will allow us to further enhance our competitive advantage in the St. Louis market, which should position us to extend our market share leadership. We expect minimal construction disruption to existing operations as these capital improvement projects are being completed.

     At Ameristar Vicksburg, we have commenced the first phase of our master expansion plan with the construction of a new 1,100-space parking garage, which is expected to be completed in second quarter of 2007. In June 2006, we intend to commence an expansion of the casino vessel that will directly connect to the new parking garage. The expanded casino will allow for the addition of up to 800 slot machines. The expansion project will also include the addition of two new restaurants, a new Star Club for our VIP guests, a poker room, a retail shop and other amenities. This project is slated for a mid-year 2007 completion. The expected cost of our planned capital improvements at Ameristar Vicksburg is approximately $90 million. These improvements will help alleviate long-standing capacity constraints, which we believe will allow us to increase our market dominance in Vicksburg.
     For the quarter ended March 31, 2006, net cash provided by financing activities was $21.1 million. Net cash used in financing activities during the first three months of 2005 was $1.9 million. During the first quarter of 2006, we borrowed $425.0 million under the revolving loan facility to fund the redemption of the senior subordinated notes. Our $800.0 million revolving loan facility bears interest at variable rates that currently are substantially lower than the 10.75% fixed rate on the senior subordinated notes. We expect that the redemption will result in significant savings in future interest expense. The redemption of the senior subordinated notes resulted in $2.0 million in pre-tax savings on interest expense during the first quarter of 2006.
     We received $1.5 million and $4.5 million in proceeds from employee stock option exercises during the first three months of 2006 and 2005, respectively.
     During 2006 and 2005, our Board of Directors declared quarterly cash dividends in the amount of $0.09375 per share and $0.078125 per share, respectively. The cash dividends paid for the three months ended March 31, 2006 and 2005 totaled $5.3 million and $4.3 million, respectively.
     At March 31, 2006, our principal debt outstanding consisted of $425.0 million under the revolving loan facility and $399.0 million under the term loan facility. As of March 31, 2006, the amount of the revolving loan facility available for borrowing was $369.6 million, after giving effect to $5.4 million of outstanding letters of credit. All mandatory principal repayments have been made through March 31, 2006.
     The agreement governing the senior credit facilities requires us to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of March 31, 2006 and December 31, 2005, we were in compliance with all applicable covenants.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will be able to support our operations and liquidity requirements, including all of our currently planned capital expenditures and dividend payments on our Common Stock. However, if our existing sources of cash are insufficient to meet such needs, we will be required to seek additional financing or scale back our capital plans. Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants. Our ability to borrow funds under our senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of our senior credit facilities, for the preceding four fiscal quarters. As of March 31, 2006, in addition to the $369.6 million available for borrowing under the senior credit facilities, we had $107.9 million of cash and cash equivalents, approximately $48.0 million of which were required for daily operations.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation
S-K.
Critical Accounting Policies and Estimates
     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of the factors, risks and uncertainties that could affect our future results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of March 31, 2006, we had $824.0 million outstanding under our senior credit facilities, bearing interest at variable rates. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable add-on. At March 31, 2006, the average interest rate applicable to the senior credit facilities was 6.0%. An increase of one percentage point in the average interest rate applicable to the senior credit facilities outstanding at March 31, 2006 would increase our annual interest cost by approximately $8.2 million.
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
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter of 2006.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing

10.1	Performance Criteria for 2006, adopted on March 30, 2006 for purposes of the Ameristar Casinos, Inc. Performance-Based Bonus Plan for Craig H. Neilsen.	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on April 4, 2006 (the “April 2006 Form 8-K”).

10.2	2006 Annual Bonus Program for Corporate Senior Management, adopted on March 30, 2006.	Incorporated by reference to Exhibit 10.2 to the April 2006 Form 8-K.

31.1	Certification of Craig H. Neilsen, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant
Date: May 10, 2006	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer