Form 10-Q
period 2006-06-30
AMERISTAR CASINOS INC
filed 2006-08-09
CIK 912145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Las Vegas, Nevada 89169

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
Yes ☐ No ☑
As of August 1, 2006, 56,387,663 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$111,391	$106,145
Restricted cash	6,425	6,474
Accounts receivable, net	6,584	5,242
Inventories	7,265	6,926
Prepaid expenses	9,563	9,184
Deferred income taxes	5,984	5,672

Total current assets	147,212	139,643

Property and Equipment, at cost:
Buildings and improvements	1,059,156	1,015,443
Furniture, fixtures and equipment	384,106	358,192

	1,443,262	1,373,635
Less: accumulated depreciation and amortization	(434,619)	(391,014)

	1,008,643	982,621

Land	75,710	75,524
Construction in progress	111,666	75,151

Total property and equipment, net	1,196,019	1,133,296

Excess of purchase price over fair market value of net assets acquired	77,590	78,192
Deposits and other assets	35,457	32,855

TOTAL ASSETS	$1,456,278	$1,383,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,624	$12,627
Construction contracts payable	14,636	9,500
Income taxes payable	646	3,373
Accrued liabilities	78,543	83,889
Current maturities of long-term debt	4,367	4,374

Total current liabilities	108,816	113,763

Long-term debt, net of current maturities	835,829	776,029
Deferred income taxes	90,985	94,445
Deferred compensation and other long-term liabilities	18,654	16,039

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized – 30,000,000 shares; Issued – None	—	—
Common stock, $.01 par value: Authorized – 120,000,000 shares; Issued and outstanding –
56,281,107 shares at June 30, 2006 and 55,958,358 shares at December 31, 2005	563	560
Additional paid-in capital	188,166	179,989
Retained earnings	213,265	203,161

Total stockholders’ equity	401,994	383,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,456,278	$1,383,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
REVENUES:
Casino	$248,987	$241,692	$511,199	$484,059
Food and beverage	32,325	30,509	66,549	60,796
Rooms	7,208	6,225	13,843	11,958
Other	7,321	6,348	14,262	11,938

	295,841	284,774	605,853	568,751
Less: Promotional allowances	49,258	45,906	103,176	89,774

Net revenues	246,583	238,868	502,677	478,977

OPERATING EXPENSES:
Casino	108,619	108,031	223,718	213,554
Food and beverage	17,111	16,324	34,179	32,111
Rooms	1,621	1,762	3,374	3,261
Other	5,048	3,987	9,606	7,787
Selling, general and administrative	50,445	45,312	101,739	91,518
Depreciation and amortization	23,957	20,875	46,529	41,693
Impairment loss on assets held for sale	198	347	291	540

Total operating expenses	206,999	196,638	419,436	390,464

Income from operations	39,584	42,230	83,241	88,513

OTHER INCOME (EXPENSE):
Interest income	756	229	1,376	348
Interest expense, net	(12,228)	(15,210)	(25,768)	(30,471)
Loss on early retirement of debt	—	(184)	(26,264)	(184)
Net gain (loss) on disposition of assets	6	(451)	122	(1,138)

INCOME BEFORE INCOME TAX PROVISION	28,118	26,614	32,707	57,068
Income tax provision	10,090	9,960	12,061	21,184

NET INCOME	$18,028	$16,654	$20,646	$35,884

EARNINGS PER SHARE:
Basic	$0.32	$0.30	$0.37	$0.65

Diluted	$0.32	$0.29	$0.36	$0.63

CASH DIVIDENDS DECLARED PER SHARE	$0.09	$0.08	$0.19	$0.16

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	56,238	55,682	56,151	55,459

Diluted	57,184	57,265	57,166	57,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$20,646	$35,884

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,529	41,693
Amortization of debt issuance costs and debt discounts	616	2,078
Stock option compensation expense	4,203	—
Loss on early retirement of debt	26,264	184
Net change in deferred compensation liability	165	236
Impairment loss on assets held for sale	291	540
Net (gain) loss on disposition of assets	(122)	1,138
Net change in deferred income taxes	(3,170)	13,564
Excess tax benefit from stock option exercises	(1,751)	5,509
Decrease in restricted cash	49	2
(Increase) decrease in accounts receivable, net	(1,342)	2,892
Increase in income tax refund receivable	—	(257)
Increase in inventories	(339)	(93)
(Increase) decrease in prepaid expenses	(379)	1,099
Decrease in accounts payable	(2,003)	(2,058)
Decrease in income taxes payable	(976)	(1,567)
(Decrease) increase in accrued liabilities	(5,346)	11,567

Total adjustments	62,689	76,527

Net cash provided by operating activities	83,335	112,411

Cash Flows from Investing Activities:
Capital expenditures	(109,714)	(82,236)
Increase in construction contracts payable	5,136	5,526
Proceeds from sale of assets	308	825
Increase in deposits and other non-current assets	(4,514)	(3,984)

Net cash used in investing activities	(108,784)	(79,869)

Cash Flows from Financing Activities:
Cash dividends paid	(10,542)	(8,691)
Proceeds from revolving loan facility	440,000	—
Principal payments of long-term debt	(382,162)	(33,096)
Premium on early redemption of senior subordinated notes	(20,425)	—
Proceeds from stock option exercises	2,226	5,795
Excess tax benefit from stock option exercises	1,751	—
Debt issuance costs	(153)	—

Net cash provided by (used in) financing activities	30,695	(35,992)

Net Increase (Decrease) in Cash and Cash Equivalents	5,246	(3,450)

Cash and Cash Equivalents — Beginning of Period	106,145	86,523

Cash and Cash Equivalents — End of Period	$111,391	$83,073

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$37,696	$28,554

Cash paid for federal and state income taxes	$16,052	$5,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of consolidation and basis of presentation
     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates seven casino properties in six markets. The Company’s portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Cactus Petes and the Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest); and Ameristar Black Hawk (formerly known as Mountain High Casino; serving the Denver, Colorado metropolitan area). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
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
Note 2 — Recently issued accounting pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that a company recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Note 3 — Earnings per share
     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities such as stock options. For the periods presented, all outstanding options with an exercise price lower than the market price have been included in the calculation of diluted earnings per share.
     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(Amounts in Thousands)
Weighted average number of shares outstanding — basic earnings per share	56,238	55,682	56,151	55,459

Dilutive effect of stock options	946	1,583	1,015	1,630

Weighted average number of shares outstanding — diluted earnings per share	57,184	57,265	57,166	57,089

     For the three months and six months ended June 30, 2006, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 1.5 million. There were no anti-dilutive stock options for the three months and six months ended June 30, 2005.
Note 4 — Accounting for stock-based compensation
     The Company has various stock incentive plans for directors, officers, employees, consultants and advisers of the Company. The plans permit the grant of options to purchase common stock intended to qualify as incentive stock options or non-qualified stock options and also provide for the award of restricted stock. The maximum number of shares available for issuance under the plans is 14.0 million (net of options which terminate or are canceled without being exercised), subject to certain limitations. The Compensation Committee of the Board of Directors administers the plans and has broad discretion to establish the terms of stock awards, including, without limitation, the power to set the term (up to 10 years), vesting schedule and exercise price of stock options.
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company adopted SFAS No. 123(R) using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Quarterly Report have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.
     For the three months and six months ended June 30, 2006, there was $2.1 million and $4.2 million, respectively, of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses). The associated income tax benefit recognized was $0.4 million and $1.7 million during the three months and six months ended June 30, 2006, respectively. The adoption of SFAS No. 123(R) reduced the Company’s basic and diluted earnings per common share by $0.02 for the three months ended June 30, 2006. The adoption of SFAS No. 123(R) reduced the Company’s basic and diluted earnings per share by $0.05 for the six months ended June 30, 2006. As of June 30, 2006, there was approximately $20.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.5 years.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility is based on historical volatility trends as well as implied future volatility observations as determined by independent third parties. In determining the expected life of the option grants, the Company used historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant. The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of SFAS No. 123(R) for 2006 and SFAS No. 123 for 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option pricing model)	$6.94	$11.59	$7.36	$10.82

Weighted-average assumptions:
Expected stock price volatility	40.7%	48.1%	40.9%	48.1%
Risk-free interest rate	5.1%	3.8%	4.9%	3.8%
Expected option life (years)	4.2	5.3	4.2	5.3
Expected annual dividend yield	1.9%	1.2%	1.8%	1.2%

     Under APB No. 25, there was no compensation cost recognized for the Company’s non-qualified stock options awarded in the three months and six months ended June 30, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(Amounts in thousands, except per share data)
Net income:
As reported	$16,654	$35,884
Deduct: compensation expense under fair value- based method (net of tax)	(1,258)	(1,481)

Pro forma	$15,396	$34,403

Basic earnings per share:
As reported	$0.30	$0.65
Pro forma (net of tax)	$0.28	$0.62

Diluted earnings per share:
As reported	$0.29	$0.63
Pro forma (net of tax)	$0.27	$0.60
     The following table summarizes information about stock option activity for the six months ended June 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	(Amounts in	Exercise	Term	Value (Amounts
	Thousands)	Price	(Years)	in Thousands)
Outstanding at December 31, 2005	5,781	$15.96
Granted	126	22.15
Exercised	(323)	6.81
Forfeited or expired	(144)	18.10

Outstanding at June 30, 2006	5,440	$16.59	6.2	$23,480

Options exercisable at June 30, 2006	1,927	$14.56	5.8	$11,394
     The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months and six months ended June 30, 2006 was $1.2 million and $5.0 million, respectively. During the three months and six months ended June 30, 2006, the amount of cash received from the exercise of stock options was $0.8 million and $2.2 million, respectively.
     On July 28, 2006, the Company granted non-qualified stock options exercisable for 420,000 shares of the Company’s Common Stock and granted 95,876 restricted shares of Common Stock as part of a compensation agreement with the Company’s new President.

Note 5 — Long-term debt
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
     At June 30, 2006, the Company’s principal debt outstanding consisted of $440.0 million under the revolving loan facility and $398.0 million under the term loan facility. As of June 30, 2006, the amount of the revolving loan facility available for borrowing was $356.0 million, after giving effect to $4.0 million of outstanding letters of credit. All mandatory principal repayments have been made through June 30, 2006.
     The borrowing under the term loan facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 150 basis points or the base rate plus 50 basis points, at the Company’s option. Borrowings under the revolving loan facility currently bear interest at LIBOR plus 100 basis points or the base rate plus 0 basis points. The LIBOR margin is subject to adjustment between 75 and 175 basis points and the base rate margin is subject to adjustment between 0 and 75 basis points, in each case depending on the Company’s leverage ratio, as defined.
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
     The agreement governing the senior credit facilities requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of June 30, 2006 and December 31, 2005, the Company was in compliance with all applicable covenants.
Note 6 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At June 30, 2006 and December 31, 2005, the estimated liabilities for unpaid and incurred but not reported claims totaled $10.2 million and $10.1 million, respectively. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.

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
     The Company has provided an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $2.6 million as of June 30, 2006. The Company is obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds, as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through June 30, 2006, the Company had paid $1.0 million in shortfalls and other costs. As required by the agreements, the Company anticipates that it will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and has recorded a corresponding receivable as of June 30, 2006.
Note 7 — Subsequent Event
     On July 24, 2006, the Company’s Board of Directors approved the repurchase of up to 2.8 million shares of the Company’s Common Stock, representing approximately 5% of its issued and outstanding Common Stock, in a stock repurchase program. The shares may be repurchased from time to time during the three-year period ending July 24, 2009 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with seven properties in operation in Missouri, Iowa, Mississippi, Colorado and Nevada. Our portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Cactus Petes and the Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest); and Ameristar Black Hawk (formerly known as Mountain High Casino; serving the Denver, Colorado metropolitan area).
     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those patrons spend per visit. Management uses various metrics to evaluate these factors. Key metrics include: “market share,” representing our share of gross gaming revenues in each of our markets other than Jackpot and our share of gaming devices in the Jackpot market (Nevada does not publish separate gaming revenue statistics for this market); “fair share percentage” of gross gaming revenues, which is based on the number of our gaming positions relative to the total gaming positions in the market; “admissions,” representing the number of patrons admitted to our casinos in jurisdictions that record admissions; and “win per admission,” representing the amount of gaming revenues we generate per admission.
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
     The following significant factors and trends should be considered in analyzing our operating performance:
•	Increased competitive pressures in our Iowa and Missouri markets. We continue to face increased competitive pressure from a newly renovated and expanded land-based casino in Iowa and from the aggressive promotional spending activities in our Missouri markets. As a result of the heightened competition, our Council Bluffs, Kansas City and St. Charles properties experienced decreases in operating income of $4.5 million (16.2%), $2.3 million (8.7%), and $0.5 million (1.3%), respectively, during the six months ended June 30, 2006, compared to the first half of 2005. Additionally, during the first six months of 2006, operating margins declined by 4.1 percentage points at Ameristar Council Bluffs, 2.4 percentage points at Ameristar Kansas City and 0.5 percentage point at Ameristar St. Charles, from the same period in 2005. We believe we have addressed these competitive challenges with the implementation of cost-containment initiatives that have effectively modified our cost structure, creating operating efficiencies with the goal of optimizing profitability.

•	Promotional spending and marketing. For the six months ended June 30, 2006, promotional allowances at our properties increased $13.4 million (14.9%) over the first six months of 2005. The increase in our rate of promotional spending was partially attributable to our ongoing efforts to strengthen the Ameristar brand through targeted marketing, as evidenced by an overall 7.7% increase in rated play for the first half of 2006 compared to the same period in 2005. In addition to improving rated play, our marketing and promotional spending in 2006 also increased, particularly in the first quarter of 2006, as a result of the competitive pressures in the Missouri and Iowa markets. However, as a result of the implemented cost-containment initiatives mentioned above, the second quarter 2006 promotional spending declined from the first quarter of 2006 by $4.7 million (8.6%).

•	Ameristar Black Hawk. On April 1, 2006, we rebranded our newly renovated and expanded casino in Black Hawk, Colorado. Ameristar Black Hawk, formerly known as Mountain High Casino, now features an expanded parking garage with 1,550 parking spaces, refurbished and rebranded dining venues, additional gaming space, 1,600 slot machines and an upscale Star Club for our top players. Additionally, we recently commenced the construction of a 33-story, 536-room Four Diamond-quality hotel. This property’s financial performance was adversely impacted by construction disruption during the first quarter of 2006. However, during the second quarter of 2006, the property began to benefit from the completion of the casino expansion and the rebranding, as evidenced by increases in net revenues and operating income of 53.4% and 141.9%, respectively, over the prior-year second quarter. We continue to believe the quality and scope of the property will ultimately enable us to become the market share leader in the greater Denver market. We expect the total cost of our planned capital improvements at Ameristar Black Hawk to be approximately $260 million, which will bring our total investment in the property to approximately $380 million. Capital expenditures relating to the remodeling and expansion projects totaled $24.9 million during the first six months of 2006.

•	Post-hurricane improvement at Ameristar Vicksburg. In the first half of 2006, Ameristar Vicksburg increased operating income by $6.0 million, or 35.6%, over the same period in 2005. The improved financial performance of this property continues to be primarily attributable to the increase in business volume following the closure of the Mississippi Gulf Coast casinos as a result of Hurricane Katrina. However, this increase in the property’s business volume diminished significantly from the fourth quarter of 2005 following the reopening of three Mississippi Gulf Coast casinos in December 2005, and we expect it to decline further as more Gulf Coast casinos reopen later in 2006. We expect the property’s financial performance to be better than that of 2005 through the third quarter of 2006. However, we anticipate the increase in the property’s business volume observed following Hurricane Katrina to diminish further, particularly in the fourth quarter of 2006, as the Gulf Coast casinos continue to reopen.

•	External development costs. Development activities contributed to our corporate expense as we continue to pursue growth through development and acquisition opportunities. Development-related costs totaled $2.3 million in the first half of 2006 compared to $3.5 million in the corresponding 2005 period. The decrease in costs is mostly attributable to reduced efforts in the United Kingdom and the termination in November 2005 of our pursuit of a casino license application in Pennsylvania. On April 3, 2006, we submitted a proposal to acquire a publicly traded U.S.-based gaming operator. The gaming operator received several competing proposals and we ultimately determined not to further pursue the acquisition. In connection with this proposed acquisition, professional fees and internal costs totaled approximately $0.9 million.

•	Renovations and enhancements at Ameristar St. Charles. At Ameristar St. Charles, we continue to make progress on the construction of a 400-room, all-suite hotel, an indoor/outdoor swimming pool, a 7,000 square-foot full-service spa, 55,000 square feet of new meeting and conference facilities and an additional 2,350-space parking garage. The total cost of these projects is expected to be approximately $240.0 million, with the completion dates projected to be the third quarter of 2006 for the conference facilities, the first quarter of 2007 for the initial 1,400 spaces of the parking garage and the fourth quarter of 2007 for the hotel and the remainder of the garage. We believe these planned improvements will allow us to further enhance our competitive position in the St. Louis market.

•	Expansion project at Ameristar Vicksburg. At Ameristar Vicksburg, we continue to proceed with the first phase of our master expansion plan with the construction of a new 1,100-space parking garage, which is expected to be completed in the second quarter of 2007. During the second quarter of 2006, we commenced an expansion of the casino vessel that will directly connect to the new parking garage. The expanded casino will allow for the addition of up to 800 slot machines. The expansion project will also include the addition of two new restaurants, a new Star Club for our VIP guests, a poker room, a retail shop and other amenities. This project is slated for a mid-year 2007 completion. The expected cost of our planned capital improvements at Ameristar Vicksburg is approximately $90 million. These improvements will help alleviate long-standing capacity constraints and, we believe, will allow us to increase our market dominance in Vicksburg.

•	Debt management. On February 15, 2006, we redeemed all $380.0 million outstanding principal amount of our 10.75% senior subordinated notes due 2009 at a redemption price of 105.375% of the principal amount, plus $20.4 million in accrued and unpaid interest to the redemption date. The retirement of the notes resulted in a one-time charge for loss on early retirement of debt in the first quarter of 2006 of approximately $26.3 million on a pre-tax basis. The redemption of the senior subordinated notes was funded through borrowings under our $800.0 million revolving loan facility, which bears interest at variable rates that currently are substantially lower than the 10.75% fixed rate on the notes, and we expect that the redemption will result in significant savings in future interest expense. The redemption of the senior subordinated notes resulted in $5.9 million in pre-tax savings on interest expense through June 30, 2006.

•	Stock option compensation expense. On January 1, 2006, we adopted SFAS No. 123(R), which requires the recognition of compensation expense in an amount equal to the fair value of share-based payments (e.g., stock options) granted to employees. The adoption of SFAS No. 123(R) resulted in a non-cash operating expense of $4.2 million for the six months ended June 30, 2006.

Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Consolidated Cash Flow Information:
Net cash provided by operating activities	$49,797	$62,489	$83,335	$112,411

Net cash used in investing activities	$(55,887)	$(46,303)	$(108,784)	$(79,869)

Net cash provided by (used in) financing activities	$9,618	$(34,048)	$30,695	$(35,992)

Net Revenues:
Ameristar St. Charles	$69,919	$71,517	$145,151	$144,161
Ameristar Kansas City	61,488	61,051	127,198	123,574
Ameristar Council Bluffs	42,785	47,262	90,945	93,625
Ameristar Vicksburg	33,598	28,846	70,357	58,643
Jackpot Properties	17,530	16,335	33,351	30,868
Ameristar Black Hawk	21,263	13,857	35,675	28,106

Consolidated net revenues	$246,583	$238,868	$502,677	$478,977

Operating Income (Loss):
Ameristar St. Charles	$16,167	$16,449	$33,585	$34,041
Ameristar Kansas City	11,063	11,794	23,931	26,208
Ameristar Council Bluffs	10,549	14,529	23,363	27,895
Ameristar Vicksburg	10,386	7,606	22,898	16,884
Jackpot Properties	3,618	2,598	6,187	4,930
Ameristar Black Hawk	1,778	735	1,560	3,009
Corporate and other	(13,977)	(11,481)	(28,283)	(24,454)

Consolidated operating income	$39,584	$42,230	$83,241	$88,513

Operating Income Margins (1):
Ameristar St. Charles	23.1%	23.0%	23.1%	23.6%
Ameristar Kansas City	18.0%	19.3%	18.8%	21.2%
Ameristar Council Bluffs	24.7%	30.7%	25.7%	29.8%
Ameristar Vicksburg	30.9%	26.4%	32.5%	28.8%
Jackpot Properties	20.6%	15.9%	18.6%	16.0%
Ameristar Black Hawk	8.4%	5.3%	4.4%	10.7%
Consolidated operating income margin	16.1%	17.7%	16.6%	18.5%

(1)	Operating income margin is operating income (loss) as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Amounts in Thousands)
	(Unaudited)
Casino Revenues:
Slots	$222,565	$214,843	$455,402	$427,533
Table games	23,699	23,948	50,064	50,322
Other	2,723	2,901	5,733	6,204

Casino revenues	248,987	241,692	511,199	484,059

Non-Casino Revenues:
Food and beverage	32,325	30,509	66,549	60,796
Rooms	7,208	6,225	13,843	11,958
Other	7,321	6,348	14,262	11,938

Non-casino revenues	46,854	43,082	94,654	84,692

Less: Promotional Allowances	(49,258)	(45,906)	(103,176)	(89,774)

Total Net Revenues	$246,583	$238,868	$502,677	$478,977

     Net Revenues
     Consolidated net revenues for the quarter ended June 30, 2006 increased $7.7 million, or 3.2%, over the second quarter of 2005. Net revenues for the second quarter of 2006 increased over the prior-year period by 53.4% at Ameristar Black Hawk, 16.5% at Ameristar Vicksburg, 7.3% at the Jackpot Properties and 0.7% at Ameristar Kansas City. The Black Hawk property benefited from the rebranding and reduced construction disruption following the completion of the initial phase of our expansion activities in the first quarter of 2006. Our Vicksburg property’s improved financial performance and the 14.9% growth in the overall Vicksburg market are mostly attributable to the third quarter closure of the Mississippi Gulf Coast casinos following Hurricane Katrina. Our Council Bluffs and St. Charles properties faced heightened competition, which resulted in decreases in net revenues of 9.5% and 2.2%, respectively, compared to the prior-year second quarter.
     For the quarter, Ameristar Black Hawk increased market share by 4.7 percentage points over the prior-year second quarter, to 15.4%, while Ameristar Vicksburg’s leadership position remained unchanged with a share of 46.5% of its market. Ameristar Kansas City continued as the market share leader, despite a decrease of 0.3 percentage point in market share to 36.6% compared to the second quarter of 2005. The market share for Ameristar Council Bluffs declined 6.1 percentage points to 37.3% and Ameristar St. Charles experienced a decrease in market share of 1.4 percentage points to 30.5%. Our Council Bluffs property’s market share was adversely impacted by the completion of a major expansion and rebranding by a competing land-based casino in March 2006. Despite the increased competition, we maintained a “fair share percentage” of gross gaming revenues (based on the number of our gaming positions relative to the total gaming positions in the market) of 106.3% during the second quarter of 2006 and currently anticipate maintaining a market share in the three-property Council Bluffs market of approximately 37%.
     Consolidated casino revenues for the second quarter of 2006 increased $7.3 million over the 2005 second quarter, principally due to a $7.4 million (55.6%) increase in slot revenues at Ameristar Black Hawk, which now features an increased number of slot machines on its expanded casino floor. We further believe casino revenues increased in part as a result of the continued successful implementation of our targeted marketing programs, as evidenced by an overall 4.9% increase in rated play at our properties from the second quarter of 2005. Ameristar Black Hawk contributed to the improvement in the consolidated rated play during the 2006 second quarter with an increase of 57.4% over the prior-year second quarter. For the quarter ended June 30, 2006, promotional allowances increased $3.4 million, or 7.3%, over the prior-year second quarter, due in part to the rise in rated play and the increasingly competitive environment in our Missouri and Iowa markets.
     For the six months ended June 30, 2006, consolidated net revenues grew by $23.7 million, or 4.9%, from the corresponding 2005 period. All of our properties, with the exception of Ameristar Council Bluffs, increased net revenues during the first six months of 2006 when compared to 2005, including improvements of 26.9% at Ameristar Black Hawk, 20.0% at Ameristar Vicksburg, 8.0% at the Jackpot Properties, 2.9% at Ameristar Kansas City and 0.7% at Ameristar St. Charles. During the first half of 2006, our Council Bluffs property experienced a decline of 2.9% in net revenues from the same period in 2005.
     For the six months ended June 30, 2006, casino revenues increased $27.1 million, or 5.6%, compared to the first six months of 2005. We believe the $27.9 million (6.5%) increase in slot revenues over the prior-year six-month period is the result of the aforementioned factors, including the increase in business volume at Ameristar Vicksburg following Hurricane Katrina and the completion of the expansion and rebranding at Ameristar Black Hawk.
     Operating Income
     In the second quarter of 2006, consolidated operating income decreased $2.6 million, or 6.3%, from the 2005 second quarter. Consolidated operating income margin decreased 1.6 percentage points from the prior-year second quarter. The declines in the consolidated operating income and the related margin were attributable in part to the increased competition in our Council Bluffs market, where we experienced a 27.4% decrease in operating income and a 6.0 percentage point drop in operating income margin from the prior-year second quarter. The financial performance of the Iowa and Missouri properties was partially offset by strong second quarter 2006 results at our Black Hawk, Vicksburg and Jackpot properties.
     Consolidated operating income was also negatively affected by $2.1 million as a result of the stock option compensation expense we were required to recognize in the second quarter of 2006 as described above, which expense was not recognized during the comparable period of 2005. Additionally, depreciation and amortization expense increased $3.1 million (14.8%) over the second quarter of 2005, primarily due to $1.9 million in depreciation expense from the capital improvements placed in service as part of the Ameristar Black Hawk expansion. Finally, health benefit costs moderated significantly over the first two quarters of 2006 compared to the prior years’ trend.
     For the quarter ended June 30, 2006, our Black Hawk property’s operating income increased $1.0 million, or 141.9%, and its operating income margin increased 3.1 percentage points compared to the prior-year second quarter. The recently completed casino expansion project favorably affected this property’s operating results during the second quarter. During the quarter ended June 30, 2006, our Black Hawk property also incurred $1.3 million in non-recurring costs related to its rebranding as Ameristar Black Hawk that occurred on April 1, 2006.
     During the second quarter of 2006, Ameristar Vicksburg increased operating income by $2.8 million over the prior-year second quarter. Additionally, our Vicksburg property’s operating income margin increased over the 2005 second quarter by 4.5 percentage points. As previously mentioned, we expect the property’s quarterly financial performance to be better than that of 2005 through the third quarter of 2006.
     At Ameristar St. Charles, decreased revenues were mostly offset by reduced health benefit costs and the effective implementation of cost-containment initiatives relating to marketing and promotional activities. As a result, operating income and the related margin were relatively flat compared to the prior-year second quarter.

     Ameristar Kansas City’s 2006 second quarter operating income decreased $0.7 million (6.2%) and operating income margin declined 1.3 percentage points from the second quarter of 2005, due in part to increased depreciation expense of $0.8 million.
     During the second quarter of 2006, operating income at our Jackpot Properties increased over the 2005 second quarter by $1.0 million. During the quarter ended June 30, 2006, operating income margin increased 4.7 percentage points over the same period in 2005. Improvement in the second quarter operating income and operating income margin is mostly attributable to increased gaming revenues and a reduction in health benefit costs compared to the prior-year second quarter.
     During the second quarter of 2006, corporate expense increased $2.5 million, or 21.7%, compared to the 2005 second quarter. The increase resulted primarily from the recognition in the 2006 period of $1.4 million of stock option compensation expense at the corporate level related to the adoption of FAS 123(R) (the remaining $0.7 million of this expense was recognized at our various properties). During the second quarter of 2006, we also incurred $0.7 million in professional fees and internal costs in connection with the major acquisition opportunity described above.
     Consolidated operating income for the six months ended June 30, 2006 decreased $5.3 million (6.0%) from the first six months of 2005. During the first half of 2006, operating income declined by $4.5 million at Ameristar Council Bluffs, $2.3 million at Ameristar Kansas City, $1.4 million at Ameristar Black Hawk and $0.5 million at Ameristar St. Charles, from the corresponding period in 2005. The Iowa and Missouri properties were adversely affected by the heightened competition in their markets, and the Black Hawk property was negatively impacted by construction disruption in the first quarter of 2006. Year-to-date operating income improved $6.0 million at Ameristar Vicksburg and $1.3 million at the Jackpot Properties. The increase in operating income at our Vicksburg property was mostly attributable to the post-Katrina business volumes while the Jackpot Properties benefited from reduced health benefit costs.
     Year to date, corporate expense increased $3.8 million, or 15.7%, compared to the first six months of 2005. The increase resulted primarily from the recognition in the 2006 period of $2.9 million of stock option compensation expense at the corporate level related to the adoption of FAS 123(R).
     Interest Expense
     Consolidated interest expense, net of amounts capitalized, for the three months and six months ended June 30, 2006 decreased $3.0 million (19.6%) and $4.7 million (15.4%), respectively, from the corresponding 2005 periods. The decreases are due primarily to a reduced average interest rate resulting from the November 2005 refinancing of our senior secured credit facility and the February 2006 redemption of our senior subordinated notes with borrowings under the new credit facility at substantially lower interest rates.
     Income Taxes
     Our effective income tax rate was 35.9% for the quarter ended June 30, 2006, compared to 37.4% for the same period in 2005. For the six months ended June 30, 2006 and 2005, the effective income tax rate was 36.9% and 37.1%, respectively. The federal income tax statutory rate was 35% in all periods presented. Our effective income tax rate for the quarter ended March 31, 2006 was 42.9%. The difference in our effective tax rates between the first and second quarters of 2006 was mostly attributable to changes in our recorded tax reserves and the increase in pre-tax earnings in the second quarter of 2006.

     Net Income
     For the three months ended June 30, 2006, consolidated net income increased $1.4 million, or 8.3%, over the first six months of 2006. Diluted earnings per share were $0.32 in the quarter ended June 30, 2006, compared to $0.29 in the corresponding prior-year quarter. Consolidated net income for the six months ended June 30, 2006 decreased $15.2 million, or 42.5%, from the six-month period ended June 30, 2005. We incurred a one-time charge relating to the loss on redemption of our senior subordinated notes of approximately $26.3 million that adversely impacted diluted earnings per share by $0.30. Additionally, diluted earnings per share for the first six months of 2006 were negatively impacted by $0.05 by the adoption of SFAS No. 123(R).
Liquidity and Capital Resources
     Our business is primarily conducted on a cash basis. Accordingly, operating cash flows tend to follow trends in our operating income. For the six months ended June 30, 2006 and 2005, net cash provided by operating activities was $83.3 million and $112.4 million, respectively. Factors contributing to the change in operating cash flows include a decline in operating income, a reduction in accrued interest following the February 2006 redemption of the senior subordinated notes and increased income tax cash payments.
     For the six months ended June 30, 2006 and 2005, net cash used in investing activities was $108.8 million and $79.9 million, respectively. During the first six months of 2006, we incurred $109.7 million in capital expenditures. These expenditures were mostly funded with cash from operations and, to a lesser extent, with the borrowings under our senior credit facility. Capital expenditures during the first half of 2006 included $34.5 million related to our expansion activities at Ameristar St. Charles described below, $24.9 million for capital improvement projects at Ameristar Black Hawk, $20.2 million for the acquisition of slot machines at all our properties and $13.0 million for the construction of a new parking garage at Ameristar Vicksburg. Capitalized interest for the six months ended June 30, 2006 totaled $3.1 million.
     In July 2006, we commenced construction on a 33-story, 536-room four diamond-quality hotel at Ameristar Black Hawk. The hotel and related amenities are expected to be completed in the fourth quarter of 2008. We expect the cost of our planned capital improvements at Ameristar Black Hawk will be approximately $260 million, which will bring our total investment in the property to approximately $380 million.
     At Ameristar St. Charles, we continue to make progress on the construction of a 400-room, all-suite hotel, an indoor/outdoor swimming pool, a 7,000 square-foot full-service spa, 55,000 square feet of new meeting and conference facilities and an additional 2,350-space parking garage. The total cost of these projects is expected to be approximately $240 million, with the completion dates projected to be the third quarter of 2006 for the conference facilities, the first quarter of 2007 for the initial 1,400 spaces of the parking garage and the fourth quarter of 2007 for the hotel and the remainder of the garage. We believe these planned improvements will allow us to further enhance our competitive position in the St. Louis market.
     At Ameristar Vicksburg, we continue to proceed with the first phase of our master expansion plan with the construction of a new 1,100-space parking garage, which is expected to be completed in second quarter of 2007. During the second quarter of 2006, we commenced an expansion of the casino vessel that will directly connect to the new parking garage. The expanded casino will allow for the addition of up to 800 slot machines. The expansion project will also include the addition of two new restaurants, a new Star Club for our VIP guests, a poker room, a retail shop and other amenities. This project is slated for a mid-year 2007 completion. The expected cost of our planned capital improvements at Ameristar Vicksburg is approximately $90 million. These improvements will help alleviate long-standing capacity constraints, which we believe will allow us to increase our market dominance in Vicksburg.
     Our properties that are undergoing construction and expansion projects may experience construction disruption to existing operations during the remainder of 2006.

     For the six months ended June 30, 2006, net cash provided by financing activities was $30.7 million. Net cash used in financing activities during the first six months of 2005 was $36.0 million. During the first half of 2006, we borrowed $440.0 million under the revolving loan facility primarily to fund the redemption of the senior subordinated notes. Our $800.0 million revolving loan facility bears interest at variable rates that currently are substantially lower than the 10.75% fixed rate on the senior subordinated notes. We expect that the redemption will continue to result in significant savings in future interest expense. The redemption of the senior subordinated notes resulted in $5.9 million in pre-tax savings on interest expense through June 30, 2006.
     We received $2.2 million and $5.8 million in proceeds from employee stock option exercises during the first six months of 2006 and 2005, respectively.
     During 2006 and 2005, our Board of Directors declared quarterly cash dividends in the amount of $0.09375 per share and $0.078125 per share, respectively. The cash dividends paid for the six months ended June 30, 2006 and 2005 totaled $10.5 million and $8.7 million, respectively.
     On July 24, 2006, our Board of Directors approved the repurchase of up to 2.8 million shares of our Common Stock, representing approximately 5% of our issued and outstanding Common Stock, in a stock repurchase program. The shares may be repurchased from time to time during the three-year period ending July 24, 2009 in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors.
     At June 30, 2006, our principal debt outstanding consisted of $440.0 million under the revolving loan facility and $398.0 million under the term loan facility. As of June 30, 2006, the amount of the revolving loan facility available for borrowing was $356.0 million, after giving effect to $4.0 million of outstanding letters of credit. All mandatory principal repayments have been made through June 30, 2006.
     The agreement governing the senior credit facilities requires us to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of June 30, 2006, we were in compliance with all applicable covenants.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will be able to support our operations and liquidity requirements, including all of our currently planned capital expenditures and dividend payments on our Common Stock. However, if our existing sources of cash are insufficient to meet such needs, we will be required to seek additional financing or scale back our capital plans. Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants. Our ability to borrow funds under our senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of our senior credit facilities, for the preceding four fiscal quarters. As of June 30, 2006, in addition to the $356.0 million available for borrowing under the senior credit facilities, we had $111.4 million of cash and cash equivalents, approximately $48.0 million of which were required for daily operations.

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
     Stock-Based Compensation
     We account for stock–based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R). We use the Black–Scholes-Merton option–pricing model, which requires the input of subjective assumptions. These assumptions include estimating (1) the length of time employees will retain their vested stock options before exercising them (“expected term”), (2) the volatility of our common stock price over the expected term and (3) the number of options that will ultimately not fully vest (“forfeitures”). We retained a third-party consultant that utilized our historical data to validate our assumptions for our stock option grants. Changes in the subjective assumptions can materially affect the estimate of fair value of stock–based compensation and, consequently, the related expense recognized on the consolidated statements of operations.
Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws and restrictions on smoking at our facilities) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”

in our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of the factors, risks and uncertainties that could affect our future results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of June 30, 2006, we had $838.0 million outstanding under our senior credit facilities, bearing interest at variable rates. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At June 30, 2006, the average interest rate applicable to the senior credit facilities was 6.4%. An increase of one percentage point in the average interest rate applicable to the senior credit facilities outstanding at June 30, 2006 would increase our annual interest cost by approximately $8.4 million.
     Substantially all of our long-term debt is subject to variable interest rates. We continue to monitor interest rate markets and, in order to control interest rate risk, may enter into interest rate collar or swap agreements or other derivative instruments as market conditions warrant.
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
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second fiscal quarter of 2006.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our 2006 Annual Meeting of Stockholders was held on June 9, 2006.

(b)and (c)	The following table shows the tabulation of votes for all matters put to vote at our 2006 Annual Meeting of Stockholders.

Matters Put to Vote	For	Against/Withheld
Election of Leslie Nathanson Juris as a Class B Director	50,166,280	1,116,206
Election of Thomas M. Steinbauer as a Class B Director	44,569,684	6,712,802
Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing
10.1	Executive Employment Agreement, dated as of July 28, 2006, between the Registrant and John M. Boushy.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 2, 2006 (the “Form 8-K”).

10.2	Restricted Stock Agreement, dated July 28, 2006, between the Registrant and John M. Boushy.	Incorporated by reference to Exhibit 10.2 to the Form 8-K.

31.1	Certification of Craig H. Neilsen, Chairman, President and Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant
Date: August 9, 2006	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer