Form 10-Q
period 2006-09-30
AMERISTAR CASINOS INC
filed 2006-11-09
CIK 912145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑      Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2006, 56,106,662 shares of Common Stock of the registrant were outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$114,748	$106,145
Restricted cash	6,425	6,474
Accounts receivable, net	5,200	5,242
Inventories	7,185	6,926
Prepaid expenses	13,802	9,184
Deferred income taxes	5,960	5,672

Total current assets	153,320	139,643

Property and Equipment, at cost:
Buildings and improvements	1,077,134	1,015,443
Furniture, fixtures and equipment	394,405	358,192

	1,471,539	1,373,635
Less: accumulated depreciation and amortization	(457,019)	(391,014)

	1,014,520	982,621

Land	76,702	75,524
Construction in progress	144,429	75,151

Total property and equipment, net	1,235,651	1,133,296

Excess of purchase price over fair market value of net assets acquired	77,289	78,192
Deposits and other assets	36,867	32,855

TOTAL ASSETS	$1,503,127	$1,383,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,534	$12,627
Construction contracts payable	21,094	9,500
Income taxes payable	1,121	3,373
Accrued liabilities	87,395	83,889
Current maturities of long-term debt	4,136	4,374

Total current liabilities	125,280	113,763

Long-term debt, net of current maturities	854,826	776,029
Deferred income taxes	90,720	94,445
Deferred compensation and other long-term liabilities	19,628	16,039

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized – 30,000,000 shares; Issued – None	—	—
Common stock, $.01 par value: Authorized – 120,000,000 shares; Issued – 56,417,324 and 55,958,358 shares; Outstanding – 56,006,488 and 55,958,358 shares	564	560
Additional paid-in capital	191,013	179,989
Treasury stock, at cost (410,836 shares)	(8,014)	—
Retained earnings	229,110	203,161

Total stockholders’ equity	412,673	383,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,503,127	$1,383,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
REVENUES:
Casino	$254,724	$241,287	$765,923	$725,346
Food and beverage	33,478	32,023	100,027	92,818
Rooms	7,521	6,804	21,364	18,762
Other	7,803	6,720	22,065	18,657

	303,526	286,834	909,379	855,583
Less: Promotional allowances	49,948	48,243	153,123	138,018

Net revenues	253,578	238,591	756,256	717,565

OPERATING EXPENSES:
Casino	109,858	106,885	333,575	320,439
Food and beverage	17,219	16,554	51,398	48,665
Rooms	1,630	1,653	5,004	4,913
Other	5,162	4,405	14,768	12,192
Selling, general and administrative	50,068	47,153	151,807	138,671
Depreciation and amortization	23,329	21,319	69,859	63,011
Impairment loss on assets held for sale	59	143	350	683

Total operating expenses	207,325	198,112	626,761	588,574

Income from operations	46,253	40,479	129,495	128,991

OTHER INCOME (EXPENSE):
Interest income	739	184	2,115	532
Interest expense, net	(12,373)	(14,850)	(38,140)	(45,321)
Loss on early retirement of debt	—	—	(26,264)	(184)
Net (loss) gain on disposition of assets	(8)	(407)	113	(1,545)

INCOME BEFORE INCOME TAX PROVISION	34,611	25,406	67,319	82,473
Income tax provision	13,526	9,306	25,586	30,491

NET INCOME	$21,085	$16,100	$41,733	$51,982

EARNINGS PER SHARE:
Basic	$0.38	$0.29	$0.74	$0.94

Diluted	$0.37	$0.28	$0.73	$0.91

CASH DIVIDENDS DECLARED PER SHARE	$0.09	$0.08	$0.28	$0.23

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	56,090	55,825	56,131	55,582

Diluted	57,184	57,232	57,177	57,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$41,733	$51,982

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,859	63,011
Amortization of debt issuance costs and debt discounts	803	3,115
Stock option compensation expense	6,662	—
Loss on early retirement of debt	26,264	184
Net change in deferred compensation liability	217	370
Impairment loss on assets held for sale	350	683
Net (gain) loss on disposition of assets	(113)	1,545
Net change in deferred income taxes	(2,742)	15,803
Excess tax benefit from stock option exercises	(1,751)	5,788
Decrease (increase) in restricted cash	49	(1,988)
Decrease in accounts receivable, net	42	2,357
Increase in inventories	(259)	(205)
Increase in prepaid expenses	(4,618)	(3,193)
(Decrease) increase in accounts payable	(1,093)	1,873
(Decrease) increase in income taxes payable	(501)	4,953
Increase in accrued liabilities	3,506	6,471

Total adjustments	96,675	100,767

Net cash provided by operating activities	138,408	152,749

Cash Flows from Investing Activities:
Capital expenditures	(173,117)	(132,178)
Increase in construction contracts payable	11,594	8,920
Proceeds from sale of assets	321	1,064
Increase in deposits and other non-current assets	(5,185)	(3,125)

Net cash used in investing activities	(166,387)	(125,319)

Cash Flows from Financing Activities:
Cash dividends paid	(15,784)	(13,053)
Proceeds from revolving loan facility	460,000	10,000
Principal payments of long-term debt	(383,396)	(34,025)
Premium on early redemption of senior subordinated notes	(20,425)	—
Proceeds from stock option exercises	2,603	6,245
Purchases of treasury stock	(8,014)	—
Excess tax benefit from stock option exercises	1,751	—
Debt issuance costs	(153)	(344)

Net cash provided by (used in) financing activities	36,582	(31,177)

Net Increase (Decrease) in Cash and Cash Equivalents	8,603	(3,747)

Cash and Cash Equivalents – Beginning of Period	106,145	86,523

Cash and Cash Equivalents – End of Period	$114,748	$82,776

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$49,332	$52,441

Cash paid for federal and state income taxes	$29,748	$5,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of consolidation and basis of presentation
     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates seven casino properties in six markets. The Company’s portfolio of casinos consists of: Ameristar St. Charles, serving greater St. Louis, Missouri; Ameristar Kansas City, serving the Kansas City, Missouri metropolitan area; Ameristar Council Bluffs, serving Omaha, Nebraska and southwestern Iowa; Ameristar Vicksburg, serving Jackson, Mississippi and Monroe, Louisiana; Cactus Petes and the Horseshu in Jackpot, Nevada, serving Idaho and the Pacific Northwest; and Ameristar Black Hawk (formerly known as Mountain High Casino), serving the Denver, Colorado metropolitan area. The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
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
Note 2 — Recently issued accounting pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that a company may recognize the impact of a tax position in its financial statements only if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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
     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Amounts in Thousands)
Weighted average number of shares outstanding - basic earnings per share	56,090	55,825	56,131	55,582

Dilutive effect of stock options	1,094	1,407	1,046	1,557

Weighted average number of shares outstanding - diluted earnings per share	57,184	57,232	57,177	57,139

     The potentially dilutive securities excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 2.8 million and 0.1 million for the three months ended September 30, 2006 and 2005, respectively, and 1.5 million and 0.1 million for the nine months ended September 30, 2006 and 2005, respectively.
Note 4 — Accounting for stock-based compensation
     The Company has various stock incentive plans for directors, officers, employees, consultants and advisers of the Company. The plans permit the grant of options to purchase common stock intended to qualify as incentive stock options or non-qualified stock options and also provide for the award of restricted stock. The maximum number of shares available for issuance under the plans is 14.0 million (net of options that terminate or are canceled without being exercised), subject to certain limitations. The Compensation Committee of the Board of Directors administers the plans and has broad discretion to establish the terms of stock awards, including, without limitation, the power to set the term (up to 10 years), vesting schedule and exercise price of stock options.
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

     For the three months and nine months ended September 30, 2006, there was $2.5 million and $6.7 million, respectively, of compensation cost related to non-qualified stock options and restricted stock recognized in operating results (included in selling, general and administrative expenses). The adoption of SFAS No. 123(R) reduced the Company’s basic and diluted earnings per common share by $0.03 for the three months ended September 30, 2006 and reduced the Company’s basic and diluted earnings per share by $0.08 and $0.07, respectively, for the nine months ended September 30, 2006. As of September 30, 2006, there was approximately $23.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.3 years.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility is based on historical volatility trends as well as implied future volatility observations as determined by independent third parties. In determining the expected life of the option grants, the Company used historical data to estimate option exercise and employee termination behavior. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant. The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of SFAS No. 123(R) for 2006 and SFAS No. 123 for 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option pricing model)	$6.88	$8.61	$6.95	$10.68

Weighted-average assumptions:
Expected stock price volatility	39.0%	47.8%	39.2%	47.8%
Risk-free interest rate	4.8%	4.2%	4.8%	4.2%
Expected option life (years)	4.2	5.1	4.1	5.1
Expected annual dividend yield	1.8%	1.5%	1.8%	1.5%

     Under APB No. 25, there was no compensation cost recognized for the Company’s non-qualified stock options awarded in the three months and nine months ended September 30, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(Amounts in Thousands, Except Per Share Data)
Net income:
As reported	$16,100	$51,982
Deduct: compensation expense under fair value- based method (net of tax)	(287)	(1,768)

Pro forma	$15,813	$50,214

Basic earnings per share:
As reported	$0.29	$0.94
Pro forma (net of tax)	$0.28	$0.90

Diluted earnings per share:
As reported	$0.28	$0.91
Pro forma (net of tax)	$0.28	$0.88
     The following table summarizes information about stock option activity for the nine months ended September 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	(Amounts in	Exercise	Term	Value (Amounts
	Thousands)	Price	(Years)	in Thousands)
Outstanding at December 31, 2005	5,781	$15.96
Granted	626	19.74
Exercised	(363)	7.09
Forfeited or expired	(301)	17.10

Outstanding at September 30, 2006	5,743	$16.60	6.0	$96,910

Options exercisable at September 30, 2006	1,957	$14.56	5.4	$28,492

     The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months and nine months ended September 30, 2006 was $0.4 million and $5.5 million, respectively. During the three months and nine months ended September 30, 2006, the amount of cash received from the exercise of stock options was $0.4 million and $2.6 million, respectively.
     On July 28, 2006, the Company granted non-qualified stock options exercisable for 420,000 shares of the Company’s Common Stock and granted 95,876 restricted shares of Common Stock as part of a compensation agreement with the Company’s new President. For the three months ended September 30, 2006, the Company recognized $0.3 million in stock-based compensation expense related to the new President’s compensation agreement. As of September 30, 2006, there was approximately $1.8 million of unrecognized compensation expense related to the restricted shares of Common Stock issued under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of two years.
Note 5 – Stock Repurchases
     On July 24, 2006, the Company’s Board of Directors approved the repurchase of up to 2.8 million shares of the Company’s Common Stock, representing approximately 5% of its issued and outstanding Common Stock, in a stock repurchase program. The shares may be repurchased from time to time during the three-year period ending July 24, 2009 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. As of September 30, 2006, 0.4 million shares have been repurchased at a cost of $8.0 million, an average of $19.49 per share.
Note 6 – Long-term debt
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
     At September 30, 2006, the Company’s principal debt outstanding consisted of $460.0 million under the revolving loan facility and $397.0 million under the term loan facility. As of September 30, 2006, the amount of the revolving loan facility available for borrowing was $334.6 million, after giving effect to $5.4 million of outstanding letters of credit. All mandatory principal repayments have been made through September 30, 2006.
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
     The agreement governing the senior credit facilities requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of September 30, 2006 and December 31, 2005, the Company was in compliance with all applicable covenants.
Note 7 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At September 30, 2006 and December 31, 2005, the estimated liabilities for unpaid and incurred but not reported claims totaled $10.1 million. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.
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
     The Company has provided an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $2.6 million as of September 30, 2006. The Company is obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds, as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through September 30, 2006, the Company had paid $1.2 million in shortfalls and other costs. As required by the agreements, the Company anticipates that it will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and has recorded a corresponding receivable as of September 30, 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with seven properties in operation in Missouri, Iowa, Mississippi, Colorado and Nevada. Our portfolio of casinos consists of: Ameristar St. Charles, serving greater St. Louis, Missouri; Ameristar Kansas City, serving the Kansas City, Missouri metropolitan area; Ameristar Council Bluffs, serving Omaha, Nebraska and southwestern Iowa; Ameristar Vicksburg, serving Jackson, Mississippi and Monroe, Louisiana; Cactus Petes and the Horseshu in Jackpot, Nevada, serving Idaho and the Pacific Northwest; and Ameristar Black Hawk (formerly known as Mountain High Casino), serving the Denver, Colorado metropolitan area.
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
     The following significant factors and trends should be considered in analyzing our operating performance:
•	Ameristar Black Hawk. On April 1, 2006, we rebranded our newly renovated and expanded casino in Black Hawk, Colorado. Ameristar Black Hawk, formerly known as Mountain High Casino, now features an expanded parking garage with 1,550 parking spaces, refurbished and rebranded dining venues, additional gaming space, 1,600 slot machines and an upscale Star Club for our top players. Additionally, we recently commenced the construction of a 33-story, 536-room four diamond-quality hotel. This property’s financial performance was adversely impacted by construction disruption throughout 2005 and during the first quarter of 2006. However, in the second and third quarters of 2006, the property began to benefit from the casino expansion and rebranding, as evidenced by year-to-date increases in net revenues and operating income of 48.1% and 246.2%, respectively, over the first three quarters of 2005. Additionally, Ameristar Black Hawk was adversely affected during most of the third quarter of 2005 by the temporary closure of a principal highway connecting Black Hawk and Denver. We anticipate continued market share growth in the Denver gaming market as the property gains further momentum from the recently completed capital improvements and from the hotel, which we expect to be completed in December 2008.

•	Post-hurricane improvement at Ameristar Vicksburg. In the first nine months of 2006, Ameristar Vicksburg increased operating income by $7.9 million, or 31.7%, over the same period in 2005. We continue to benefit from reduced Mississippi Gulf Coast gaming capacity caused by Hurricane Katrina. However, we anticipate the increase in the property’s business volume to diminish in the fourth quarter of 2006 now that a year has elapsed and several Gulf Coast casinos have reopened.

•	Increased competition for Ameristar Council Bluffs. Ameristar Council Bluffs faces enhanced competition following the March 2006 completion of a major expansion and rebranding of a nearby land-based casino. For the nine months ended September 30, 2006, our Council Bluffs’ property experienced a $5.5 million (12.7%) decrease in operating income and a 3.2 percentage point decline in operating income margin as compared to the same period in 2005. During the first nine months of 2006, net revenues at our Council Bluffs’ property also decreased $3.2 million (2.3%) from the corresponding prior-year period. However, recent trends indicate a partial recovery of our market share despite our competitor’s increased promotional spending, as evidenced by third quarter increases in net revenues, operating income and operating income margin of $3.6 million, $3.7 million and 5.9 percentage points, respectively, over the second quarter of 2006.

•	Cost-containment initiatives. We have successfully modified our cost structure to optimize operating income and operating income margin through the implementation of cost-containment initiatives. During the third quarter of 2006, we began to see the positive impact from our efforts to utilize promotional allowances more efficiently. Our promotional allowances as a percentage of gaming revenues decreased 0.4 percentage point compared to the prior-year third quarter, and we expect this trend to continue in the fourth quarter. In addition to more effective promotional spending, we are continuing to achieve further efficiencies through improved labor management practices. The successful application of these strategies was most evident at our St. Charles property, where revenues declined from the prior-year third quarter while operating income margin improved.

•	Increased competitive pressures in Missouri markets. During 2006, our Missouri properties have faced increased competition, which has resulted in aggressive promotional spending activities. In particular, Ameristar Kansas City has been adversely impacted by these increased competitive pressures. Through the first nine months of 2006, our Kansas City property experienced a $3.0 million (7.7%) decrease in operating income and a 2.0 percentage point decline in operating income margin compared to the nine months ended September 30, 2005. As indicated above, we believe we have begun to address these competitive challenges with the effective implementation of cost-containment initiatives.

•	Promotional spending and marketing. For the nine months ended September 30, 2006, promotional allowances at our properties increased $15.1 million (10.9%) over the first nine months of 2005. The increase in our rate of promotional spending was partially attributable to our ongoing efforts to strengthen the Ameristar brand through targeted marketing, as evidenced by an overall 7.5% increase in rated play for the first nine months of 2006 compared to the same period in 2005. In addition to improving rated play, our marketing and promotional spending in 2006 also increased, particularly in the first quarter of 2006, as a result of the competitive pressures in the Missouri and Iowa markets.

•	Renovations and enhancements at Ameristar St. Charles. At Ameristar St. Charles, we continue to make progress on the construction of a 400-room, all-suite hotel with an indoor/outdoor swimming pool and a 7,000 square-foot full-service spa, and an additional 2,000-space parking garage. The 20,000 square feet of new meeting and conference facilities were completed and opened in the third quarter. The completion dates for the ongoing projects are projected to be the first quarter of 2007 for the initial 1,400 spaces of the parking garage and the fourth quarter of 2007 for the hotel and the remainder of the garage. We believe these planned improvements will allow us to further enhance our competitive position in the St. Louis market.

•	Expansion project at Ameristar Vicksburg. In Vicksburg, we have completed 65 percent of our new parking garage and ordered steel for the casino expansion, and we plan to start casino foundation work in November 2006. Construction on the casino expansion, which will add 800 gaming positions, two new restaurants, a VIP club, retail and a parking garage to the property, is scheduled for completion in the fourth quarter of 2007. These improvements will help to alleviate long-standing capacity constraints and improve convenience of access, which we believe will allow us to increase our market dominance in Vicksburg.

•	Debt management. On February 15, 2006, we redeemed all $380.0 million outstanding principal amount of our 10.75% senior subordinated notes due 2009 at a redemption price of 105.375% of the principal amount, plus $20.4 million in accrued and unpaid interest to the redemption date. The retirement of the notes resulted in a one-time charge for loss on early retirement of debt in the first quarter of 2006 of approximately $26.3 million on a pre-tax basis. The redemption of the senior subordinated notes was funded through borrowings under our $800.0 million revolving loan facility, which bears interest at variable rates that currently are substantially lower than the 10.75% fixed rate on the notes, and we expect that the redemption will result in significant savings in future interest expense. The redemption of the senior subordinated notes resulted in $9.2 million in pre-tax savings on interest expense through September 30, 2006.

•	External development costs. Development activities contributed to our corporate expense as we continue to pursue growth through acquisition and other development opportunities. Development-related costs totaled $2.6 million in the first nine months of 2006 compared to $5.7 million in the corresponding 2005 period. The decrease in costs is mostly attributable to reduced efforts in the United Kingdom and the termination in November 2005 of our pursuit of a casino license application in Pennsylvania. In April 2006, we submitted a proposal to acquire a publicly traded U.S.-based gaming operator. The gaming operator received several competing proposals and we ultimately determined not to further pursue the acquisition. In connection with this proposed acquisition, professional fees and internal costs totaled approximately $0.9 million.

•	Stock-based compensation expense. On January 1, 2006, we adopted SFAS No. 123(R), which requires the recognition of compensation expense in an amount equal to the fair value of share-based payments (e.g., stock options) granted to employees. The adoption of SFAS No. 123(R) resulted in a non-cash operating expense of $6.5 million for the nine months ended September 30, 2006.

Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Consolidated Cash Flow Information:
Net cash provided by operating activities	$55,073	$40,338	$138,408	$152,749

Net cash used in investing activities	$(57,603)	$(45,450)	$(166,387)	$(125,319)

Net cash provided by (used in) financing activities	$5,887	$4,815	$36,582	$(31,177)

Net Revenues:
Ameristar St. Charles	$70,974	$71,367	$216,125	$215,527
Ameristar Kansas City	62,350	62,127	189,549	185,701
Ameristar Council Bluffs	46,420	46,956	137,365	140,580
Ameristar Vicksburg	32,825	29,516	103,182	88,160
Jackpot Properties	18,667	17,553	52,018	48,421
Ameristar Black Hawk	22,342	11,072	58,017	39,176

Consolidated net revenues	$253,578	$238,591	$756,256	$717,565

Operating Income (Loss):
Ameristar St. Charles	$16,253	$15,157	$49,838	$49,197
Ameristar Kansas City	11,745	12,439	35,676	38,648
Ameristar Council Bluffs	14,222	15,151	37,586	43,045
Ameristar Vicksburg	9,923	8,040	32,821	24,924
Jackpot Properties	3,963	3,909	10,150	8,839
Ameristar Black Hawk	3,825	(1,454)	5,384	1,555
Corporate and other	(13,678)	(12,763)	(41,960)	(37,217)

Consolidated operating income	$46,253	$40,479	$129,495	$128,991

Operating Income Margins (1):
Ameristar St. Charles	22.9%	21.2%	23.1%	22.8%
Ameristar Kansas City	18.8%	20.0%	18.8%	20.8%
Ameristar Council Bluffs	30.6%	32.3%	27.4%	30.6%
Ameristar Vicksburg	30.2%	27.2%	31.8%	28.3%
Jackpot Properties	21.2%	22.3%	19.5%	18.3%
Ameristar Black Hawk	17.1%	(13.1%)	9.3%	4.0%
Consolidated operating income margin	18.2%	17.0%	17.1%	18.0%

(1)	Operating income margin is operating income (loss) as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Amounts in Thousands)
	(Unaudited)
Casino Revenues:
Slots	$227,580	$213,791	$682,983	$641,324
Table games	24,268	24,486	74,332	74,808
Other	2,876	3,010	8,608	9,214

Casino revenues	254,724	241,287	765,923	725,346

Non-Casino Revenues:
Food and beverage	33,478	32,023	100,027	92,818
Rooms	7,521	6,804	21,364	18,762
Other	7,803	6,720	22,065	18,657

Non-casino revenues	48,802	45,547	143,456	130,237

Less: Promotional Allowances	(49,948)	(48,243)	(153,123)	(138,018)

Total Net Revenues	$253,578	$238,591	$756,256	$717,565

     Net Revenues
     Consolidated net revenues for the quarter ended September 30, 2006 increased $15.0 million, or 6.3%, over the third quarter of 2005. The increase in consolidated net revenues for the third quarter of 2006 was primarily attributable to increases over the prior-year third quarter of 101.8% at Ameristar Black Hawk and 11.2% at Ameristar Vicksburg. The Black Hawk property benefited from the rebranding and reduced construction disruption following the completion of the initial phase of our expansion activities in the first quarter of 2006. Our Vicksburg property’s improved financial performance and the 11.5% growth in the overall Vicksburg market are mostly attributable to the third quarter 2005 closure of the Mississippi Gulf Coast casinos following Hurricane Katrina.
     Consolidated casino revenues for the third quarter of 2006 increased $13.4 million over the 2005 third quarter, principally due to an $11.1 million (102.8%) increase in slot revenues at Ameristar Black Hawk, which now features an additional 600 slot machines on its expanded casino floor. We further believe consolidated casino revenues increased in part as a result of the continued successful implementation of our targeted marketing programs, as evidenced by an overall 7.0% increase in rated play at our properties from the third quarter of 2005. For the quarter ended September 30, 2006, casino revenues increased 5.6% while promotional allowances increased 3.5% over the corresponding prior-year period. We believe the growth in casino revenues relative to promotional allowances is indicative of our efforts to improve the efficiency and effectiveness of our promotional spending.
     For the nine months ended September 30, 2006, consolidated net revenues grew by $38.7 million, or 5.4%, from the corresponding 2005 period. All of our properties, with the exception of Ameristar Council Bluffs, increased net revenues during the first nine months of 2006 when compared to 2005, including improvements of 48.1% at Ameristar Black Hawk, 17.0% at Ameristar Vicksburg, 7.4% at the Jackpot Properties, 2.1% at Ameristar Kansas City and 0.3% at Ameristar St. Charles. During the first three quarters of 2006, our Council Bluffs property experienced a decline of 2.3% in net revenues from the same period in 2005 as a result of the increased competition noted above.

     For the nine months ended September 30, 2006, casino revenues increased $40.6 million, or 5.6%, compared to the first nine months of 2005. The $41.7 million (6.5%) increase in slot revenues over the prior-year nine-month period is mostly attributable to the improvement at our Vicksburg and Black Hawk properties.
     Operating Income
     In the third quarter of 2006, consolidated operating income increased $5.8 million, or 14.3%, over the 2005 third quarter. Consolidated operating income margin increased 1.2 percentage points over the prior-year third quarter. The improvements in the consolidated operating income and the related margin were attributable in part to the strong third quarter 2006 results at our Black Hawk, Vicksburg and St. Charles properties. The financial performance of these three properties was partially offset by our Council Bluffs and Kansas City properties, which experienced declines in operating income and the related margin from the prior-year third quarter.
     Consolidated operating income was adversely affected by the $2.5 million in stock-based compensation expense we were required to recognize in the third quarter of 2006. Consolidated operating income was also impacted by a $2.0 million (9.4%) increase in depreciation and amortization expense over the third quarter of 2005, primarily due to $1.5 million in depreciation expense from the capital improvements placed in service as part of the Ameristar Black Hawk expansion. Finally, health benefit costs moderated significantly over the first three quarters of 2006 compared to the prior years’ trend. It is not possible to predict with accuracy future health benefit costs, as they are dependent on a number of factors beyond our control, including the frequency and severity of large claims.
     Consolidated operating income for the nine months ended September 30, 2006 was relatively unchanged from the first nine months of 2005. Year to date, operating income improved by $7.9 million at Ameristar Vicksburg, $3.8 million at Ameristar Black Hawk, $1.3 million at the Jackpot Properties and $0.6 million at Ameristar St. Charles over the corresponding period in 2005. For the nine months ended September 30, 2006, operating income at our Council Bluffs and Kansas City properties decreased $5.5 million and $3.0 million, respectively, from the same period in 2005. Year-to-date consolidated operating income reflects $1.7 million in non-recurring costs related to the rebranding of Ameristar Black Hawk that occurred on April 1, 2006.
     During the third quarter of 2006, corporate expense increased $0.9 million, or 7.2%, compared to the 2005 third quarter. The increase is mostly attributable to the recognition in the 2006 period of $1.8 million of stock-based compensation expense at the corporate level (the remaining $0.7 million of this expense was recognized at our various properties). The prior-year third quarter’s financial results reflect a $1.0 million charge in connection with the discontinued pursuit of a casino license in Philadelphia, Pennsylvania. Year to date, corporate expense increased $4.7 million, or 12.7%, compared to the first nine months of 2005. The increase resulted primarily from the recognition in the 2006 period of stock-based compensation expense, which was partially offset by lower development-related costs in 2006.
     Interest Expense
     Consolidated interest expense, net of amounts capitalized, for the three months and nine months ended September 30, 2006 decreased $2.5 million (16.7%) and $7.2 million (15.8%), respectively, from the corresponding 2005 periods. The decreases are due primarily to a reduced average interest rate resulting from the November 2005 refinancing of our senior secured credit facility and the February 2006 redemption of our senior subordinated notes with borrowings under the new credit facility at substantially lower interest rates.

     Income Taxes
     Our effective income tax rate was 39.1% for the quarter ended September 30, 2006, compared to 36.6% for the same period in 2005. For the nine months ended September 30, 2006 and 2005, the effective income tax rate was 38.0% and 37.0%, respectively. The federal income tax statutory rate was 35% in all periods presented. The rise in our effective tax rates is mostly attributable to increased pre-tax income generated by our properties located in states with higher income tax rates.
     Net Income
     For the three months ended September 30, 2006, consolidated net income increased $5.0 million, or 31.0%, over the same three-month period in 2005. Diluted earnings per share were $0.37 in the quarter ended September 30, 2006, compared to $0.28 in the corresponding prior-year quarter. Consolidated net income for the nine months ended September 30, 2006 decreased $10.2 million, or 19.7%, from the nine-month period ended September 30, 2005. We incurred a charge in the first quarter of 2006 relating to the loss on redemption of our senior subordinated notes of approximately $26.3 million that adversely impacted diluted earnings per share by $0.30. Additionally, diluted earnings per share for the first nine months of 2006 were negatively impacted by $0.07 by the adoption of SFAS No. 123(R).
Liquidity and Capital Resources
     Our business is primarily conducted on a cash basis. Accordingly, operating cash flows tend to follow trends in our operating income. For the nine months ended September 30, 2006 and 2005, net cash provided by operating activities was $138.4 million and $152.7 million, respectively. The decline in operating cash flows was attributable in part to an increase in income tax cash payments and the decrease in net income as discussed above.
     For the nine months ended September 30, 2006 and 2005, net cash used in investing activities was $166.4 million and $125.3 million, respectively. During the first nine months of 2006, we incurred $173.1 million in capital expenditures. These expenditures were mostly funded with cash from operations and, to a lesser extent, with the borrowings under our senior credit facility. Capital expenditures during the first three quarters of 2006 included $60.5 million related to our expansion activities at Ameristar St. Charles described below, $36.9 million for capital improvement projects at Ameristar Black Hawk, $25.6 million for the acquisition of slot machines at all our properties and $15.4 million for the construction of a new parking garage at Ameristar Vicksburg. Capitalized interest for the three months and nine months ended September 30, 2006 totaled $2.2 million and $5.3 million, respectively.
     Construction continues to progress on schedule at Ameristar St. Charles on our 400-room, all-suite hotel with an indoor/outdoor swimming pool and a 7,000 square-foot full-service spa, and an additional 2,000-space parking garage. The 20,000 square feet of new meeting and conference facilities were completed and opened in the third quarter. The total cost of these projects is expected to be approximately $240 million, with the completion dates for the ongoing projects anticipated to be the first quarter of 2007 for the initial 1,400 spaces of the parking garage and the fourth quarter of 2007 for the hotel and the remainder of the garage. We believe these planned improvements will allow us to further enhance our competitive position in the St. Louis market.
     The construction of the hotel at Ameristar Black Hawk also remains on track. The 33-story tower’s 536 well-appointed, oversized rooms will feature upscale furnishings and amenities. The tower will include a meeting center that will feature a main ballroom, a junior ballroom, break-out rooms, pre-function space, a business center and a boardroom. The tower will also have Black Hawk’s only swimming pool and indoor and outdoor spas. The hotel and the related amenities are expected to be completed in December 2008. We expect the cost of our planned capital improvements at Ameristar Black Hawk will be approximately $260 million, which will bring our total investment in the property to approximately $380 million.

     In Vicksburg, we have completed 65 percent of the garage and ordered steel for the casino expansion, and we plan to start casino foundation work in November 2006. Construction on the casino expansion, which will add 800 gaming positions, two new restaurants, a VIP club, retail and a parking garage to the property, is scheduled for completion in the fourth quarter of 2007. The expected cost of these planned capital improvements is approximately $90 million. The improvements will help to alleviate long-standing capacity constraints.
     We expect that our properties that are undergoing construction and expansion projects will experience some construction disruption to existing operations while the projects are underway.
     Our construction and expansion projects are subject to inherent uncertainties, such as the impact of weather and other natural causes, the availability of labor and materials, evolving design processes, scope modifications, change orders or price fluctuations. We regularly review our budgets and schedules for these projects and adjust them as and when appropriate. As a result, the actual cost and completion dates of any of our construction and expansion projects could vary from current expectations.
     For the nine months ended September 30, 2006, net cash provided by financing activities was $36.6 million. Net cash used in financing activities during the first nine months of 2005 was $31.2 million. During the first nine months of 2006, we borrowed $460.0 million under the revolving loan facility primarily to fund the redemption of the senior subordinated notes and, to a lesser extent, capital improvement projects. Our $800.0 million revolving loan facility bears interest at variable rates that currently are substantially lower than the 10.75% fixed rate on the senior subordinated notes. We expect that the redemption will continue to result in significant savings in future interest expense. The redemption of the senior subordinated notes resulted in $9.2 million in pre-tax savings on interest expense through September 30, 2006.
     We received $2.6 million and $6.2 million in proceeds from employee stock option exercises during the first nine months of 2006 and 2005, respectively.
     During 2006 and 2005, our Board of Directors declared quarterly cash dividends in the amount of $0.09375 per share and $0.078125 per share, respectively. The cash dividends paid for the nine months ended September 30, 2006 and 2005 totaled $15.8 million and $13.1 million, respectively.
     On July 24, 2006, our Board of Directors approved the repurchase of up to 2.8 million shares of our Common Stock, representing approximately 5% of our issued and outstanding Common Stock, in a stock repurchase program. The shares may be repurchased from time to time during the three-year period ending July 24, 2009 in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. In 2006, 0.4 million shares have been repurchased at a cost of $8.0 million, an average of $19.49 per share.
     At September 30, 2006, our principal debt outstanding consisted of $460.0 million under the revolving loan facility and $397.0 million under the term loan facility. As of September 30, 2006, the amount of the revolving loan facility available for borrowing was $334.6 million, after giving effect to $5.4 million of outstanding letters of credit. All mandatory principal repayments have been made through September 30, 2006.
     The agreement governing the senior credit facilities requires us to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of September 30, 2006, we were in compliance with all applicable covenants.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will be able to support our operations and liquidity requirements, including all of our currently planned capital expenditures and dividend payments on our Common Stock. However, if our existing sources of cash are insufficient to meet such needs, we will be required to seek additional financing or scale back our capital plans. Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants. Our ability to borrow funds under our senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of our senior credit facilities, for the preceding four fiscal quarters. As of September 30, 2006, in addition to the $334.6 million available for borrowing under the senior credit facilities, we had $114.7 million of cash and cash equivalents, approximately $48.0 million of which were required for daily operations.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.
Critical Accounting Policies and Estimates
     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Stock-Based Compensation” below and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Stock-Based Compensation
     We account for stock–based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R). We use the Black–Scholes-Merton option–pricing model, which requires the input of subjective assumptions. These assumptions include estimating (1) the length of time employees will retain their vested stock options before exercising them, (2) the volatility of our common stock price over the expected term and (3) the number of options that will ultimately not fully vest. We retained a third-party consultant that utilized our historical data to validate our assumptions for our stock option grants. Changes in the subjective assumptions can materially affect the estimate of fair value of stock–based compensation and, consequently, the related expense recognized in the consolidated statements of operations.
Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, the degree of construction disruption to ongoing operations, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws and restrictions on smoking at our facilities) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of the factors, risks and uncertainties that could affect our future results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of September 30, 2006, we had $857.0 million outstanding under our senior credit facilities, bearing interest at variable rates. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin. At September 30, 2006, the average interest rate applicable to the senior credit facilities was 6.6%. An increase of one percentage point in the average interest rate applicable to the senior credit facilities outstanding at September 30, 2006 would increase our annual interest cost by approximately $8.6 million.
     Substantially all of our long-term debt is subject to variable interest rates. We continue to monitor interest rate markets and, in order to control interest rate risk, may enter into interest rate collar or swap agreements or other derivative instruments as market conditions warrant.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this Quarterly Report.
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the third fiscal quarter of 2006.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended September 30, 2006, the Company and our Chairman and Chief Executive Officer, who is deemed to be an “affiliated purchaser” of the Company as defined in Rule 10b-18 under the Exchange Act, collectively purchased the following shares of our outstanding Common Stock.

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	That May Yet be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased	Paid per Share	Plans or Programs (1)	Programs
July 1, 2006 – July 31, 2006	0	N/A	0	2,800,000

August 1, 2006 – August 31, 2006	560,836 (2)	$19.41	410,836	2,389,164

September 1, 2006 – September 30, 2006	0	N/A	0	2,389,164

Total	560,836		410,836

(1)	On July 24, our Board of Directors approved a program for the Company to repurchase up to an aggregate of 2,800,000 shares of our outstanding Common Stock. The program was publicly announced on July 26, 2006. The shares may be repurchased from time to time during the three-year period ending July 24, 2009 in open market transactions or privately negotiated transactions, at our discretion. We did not previously have a stock repurchase program in effect. All shares repurchased by the Company during the quarter ended September 30, 2006 were repurchased pursuant to the program in open market transactions.

(2)	Includes 150,000 shares purchased by our Chairman and Chief Executive Officer in open market transactions, which were not purchased pursuant to our stock repurchase program.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing

4.1	First Amendment to Credit Agreement, dated as of August 21, 2006, among the Registrant, the various lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2006.

10.1	Executive Employment Agreement, dated as of July 28, 2006, between the Registrant and John M. Boushy.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 28, 2006 (the “July 2006 Form 8-K”).

10.2	Restricted Stock Agreement, dated July 28, 2006, between the Registrant and John M. Boushy.	Incorporated by reference to Exhibit 10.2 to the July 2006 Form 8-K.

31.1	Certification of Craig H. Neilsen, Chairman and Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant
Date: November 9, 2006	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer