Form 10-K
period 2006-12-31
AMERISTAR CASINOS INC
filed 2007-03-16
CIK 912145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Stock, $.01 par value
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates (all persons other than executive officers and directors) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently-completed second fiscal quarter: approximately $489,457,441, based on the last reported sale price of the registrant’s Common Stock on the Nasdaq National Market on June 30, 2006.
As of March 1, 2007, 56,805,847 shares of Common Stock of the registrant were outstanding.
Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

     Unless the context indicates otherwise, all references in this Report to “Ameristar” or “ACI” refer to Ameristar Casinos, Inc. and all references to the “Company,” “we,” “our,” “ours” or “us” refer to Ameristar and its consolidated subsidiaries, collectively. This Report contains certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, including management’s plans and objectives for our business, operations and financial performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future plans, objectives, strategies, financial results, financial position, operational expectations or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control. Accordingly, actual results could differ materially from those contemplated by any forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of some of the factors, risks and uncertainties that could materially affect the outcome of future results contemplated by forward-looking statements.
     You should also be aware that while we communicate from time to time with securities analysts, we do not disclose to them any material non-public information, internal forecasts or other confidential business information. Therefore, you should not assume that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility. Furthermore, we do not undertake any duty to update any earnings guidance or other forward-looking statements that we may publicly issue, and you should not assume that information set forth in any publicly issued forward-looking statements remains accurate.
PART I
     Item 1. Business
     Introduction
     We were deeply saddened by the loss of our founder and former Chairman and Chief Executive Officer, Craig H. Neilsen, on November 19, 2006. Craig served as our principal officer from the Company’s inception until his death. Under Craig’s guidance, the Company grew from two casinos in Jackpot, Nevada to seven leading properties across the country. Craig was an incredible man: a highly successful business leader; an enthusiastic entrepreneur; a generous philanthropist; and a beloved family member. He not only founded and built Ameristar into the company it is today, he also established the culture, values and principles that have made the Company so successful. Going forward, we are focused on building upon the legacy Craig left us by continuing our strategies, refining them as necessary and growing the Company.

     Ameristar is a leading developer, owner and operator of casino entertainment facilities in local and regional markets. Our seven properties in six markets exemplify the highest quality in design and construction and offer outstanding dining, lodging and entertainment options along with state-of-the-art gaming technology. We seek to maximize profitability in each of our markets through key operating strategies, which include:
1.	Developing the highest quality facilities in our markets with a wide range of amenities;

2.	Leading our markets in the gaming experience;

3.	Building the Ameristar brand; and

4.	Employing a collaborative, hands-on management approach.
     Our casinos feature spacious gaming floors and typically have the greatest number of games in our markets. Our properties emphasize slot play and offer state-of-the-art slot machines, virtually all of which incorporate convenient ticket-in, ticket-out technology, and the newest multi-coin nickel and penny denomination games. We also offer a wide range of popular table games, including blackjack, craps and roulette, and live poker in the majority of our markets. We generally emphasize competitive minimum and maximum betting limits based on each market. Our gaming revenues are derived, and we expect them to continue to be derived, from a broad base of customers, and we do not depend upon high-stakes players.
     We offer a greater variety of dining choices than the other casinos in our markets. Our signature restaurant concepts include warm and intimate steakhouses, elaborate buffets and 24-hour casual dining restaurants, along with sports bars featuring the most advanced audio-visual technology in their markets. Whether in our upscale steakhouses or quick service delis, our emphasis is on quality in all aspects of the dining experience – food, service, ambiance, facilities – at every price point. The private Star Clubs offer our Star Awards members an exclusive place to relax at all Ameristar-branded properties. Our total entertainment strategy includes a wide range of entertainment, showcasing live local, regional and national talent.

     The following table presents selected statistical and other information concerning our properties as of March 1, 2007.

	Ameristar	Ameristar	Ameristar	Ameristar	Ameristar Black	The Jackpot
	St. Charles	Kansas City	Council Bluffs	Vicksburg	Hawk(1)	Properties (2)
Opening Year	1994	1997	1996	1994	2001	1956
Acquisition Year	2000	2000	—	—	2004	—
Casino Square Footage (approx.)	130,000 (3)	140,000	38,500 (3)	44,500 (3)	55,871	29,000
Slot Machines (approx.)	3,234	3,033	1,651	1,499	1,636	993
Table Games	98 (4)	105 (4)	31	36	26 (4)	35 (4)
Hotel Rooms	—	184	444 (5)	149	—	416
Restaurants/Bars	7/6	11/9 (6)	4/4	3/3	3/3	5/4
Restaurant/Bar Seating Capacity	1,613/166	1,910/507 (6)	1,030/61	870/47	479/112	534/113
Guest Parking Spaces (approx.)	4,000	7,150	3,000	1,200	1,553	1,107
Other Amenities	Conference and Meeting Center featuring two ballrooms, five meeting rooms and an executive board room providing 19,200 square feet of meeting space, which opened September 2006; 300-Seat VIP Players’ Club; Gift Shop; Amusement Arcade	1,400-Seat Entertainment Facility; 18-Screen Movie Theater (7); 85-seat VIP Players’ Club; Gift Shop; Kids Quest Children’s Activity Center (7); Amusement Arcade (7)	Meeting Space; 75-seat VIP Players’ Club; Indoor Swimming Pool; Exercise Facility; Gift Shop; Kids Quest Children’s Activity Center (7); Amusement Arcade	Meeting Space; Swimming Pool; Gift Shop; Service Station; Convenience Store; Subway Restaurant Franchise; RV Park	78-seat VIP Players’ Club; Starbucks Coffee Bar; Gift Shop	3,550-Seat Outdoor Entertainment Facility; 318-Seat Showroom; Meeting Space; Sports Book(7); Swimming Pool; Gift Shop; Service Station; General Store; Amusement Arcade; Styling Salon; RV Park; Tennis Courts

(1)	We acquired Ameristar Black Hawk on December 21, 2004.

(2)	Includes the operations of Cactus Petes Resort Casino and The Horseshu Hotel & Casino.

(3)	The Ameristar St. Charles casino was increased to 130,000 square feet of gaming space on August 6, 2002 upon the opening of a completely new casino-entertainment facility. Expansions of the casinos at Ameristar Council Bluffs and Ameristar Vicksburg opened in November 1999 and December 1999, respectively.

(4)	Includes 19 poker tables at Ameristar St. Charles, 15 poker tables at Ameristar Kansas City, 14 poker tables at Ameristar Black Hawk and 6 poker tables at the Jackpot Properties.

(5)	Includes 284 rooms operated by affiliates of Kinseth Hospitality Corporation and located on land owned by us and leased to affiliates of Kinseth.

(6)	Includes a 52-seat food court and Arthur Bryant’s Barbeque restaurant leased to and operated by third parties.

(7)	Leased to and/or operated by a third party.

     Ameristar St. Charles. The 130,000 square-foot casino floor ranks Ameristar St. Charles among the 15 largest state-licensed casinos in the U.S. The two-level gaming area accommodates 3,234 slot and video poker machines and 98 table games, including a 19-table poker room.
     Seven restaurants offer a range of choices, such as the upscale 47 Port Street Grill steakhouse; the King Cat Club martini bar; the Landmark Buffet with its multiple serving stations; and the Southern front-porch inspired Pearl’s Oyster Bar. The 24-hour Falcon Diner recreates the American diner; it is complemented by a gourmet pastry and coffee bar. The Bottleneck Blues Bar features Southern cuisine as well as live headline entertainment. Amerisports Bar & Grill boasts a 34-foot-long video wall and two high-tech, giant video screens, which complement the state-of-the-art audio-video system.
     In September 2006, we opened a new $20 million conference center, featuring two ballrooms, five meeting rooms and an executive board room, totaling 19,200 square feet of meeting space.
     The property is located immediately north of the Interstate 70 bridge over the Missouri River in the St. Louis metropolitan area, strategically situated to attract patrons from the St. Charles and greater St. Louis area, as well as tourists from outside the region. The property is also in close proximity to the St. Charles convention facility. Interstate 70 is a 10-lane, east-west freeway offering easy accessibility to, and direct visibility of, the Ameristar St. Charles site. A local transportation development district plans to soon commence a road improvement project adjacent to Ameristar St. Charles that we believe will greatly improve access to our property.
     Ameristar Kansas City. Our largest property, Ameristar Kansas City, ranks among the 10 largest state-licensed casino floors in the U.S. The 140,000 square-foot casino floor offers a spacious layout and flow. The casino features 3,033 slot and video poker machines and 105 table games, including a 15-table poker room.
     Dining at Ameristar Kansas City reflects our strategy to offer more choices: guests can select from 11 restaurants and nine bars/lounges. The Great Plains Cattle Co. steakhouse has a unique Kansas City-inspired atmosphere. Bugatti’s Little Italy Café is recognized as a “Don’t Miss Dining Venue” in the Zagat Survey. The 24-hour Falcon Diner mirrors our Ameristar St. Charles diner. At the Horizons Buffet, guests can experience eight culinary stations. The Amerisports Brew Pub features state-of-the-art video and audio technology on 41 screens. The Brew Pub is also home to an exhibition brewery for Ameristar’s award-winning private label beers. We lease space to three national brands in an open-seating food court: Burger King, Sbarro Pizza, and Cold Stone Creamery.
     The property also features a wide scope of entertainment options. The Star Pavilion seats approximately 1,400 and showcases headline entertainers and professional boxing. The Depot #9 Stage and Saloon showcases local and regional bands. Finally, the casino cabaret provides nightly entertainment on the gaming floor.
     A 184-room, four-diamond-quality hotel, as well as a state-of-the-art 18-screen movie theater complex, gift shop, video game arcade and Kids Quest activity center, complete the amenities at Ameristar Kansas City. All are easily accessible via ample surface parking or a 2,650-space parking garage.
     Located seven miles from downtown Kansas City, Missouri, Ameristar Kansas City is specifically designed to attract customers from the greater Kansas City area, as well as regional overnight guests. The property is in close proximity to the Interstate 435 bridge. Interstate 435 is a six-lane, north-south expressway offering easy access to, and direct visibility of, Ameristar Kansas City.

     Ameristar Council Bluffs. Ameristar Council Bluffs features 38,500 square feet of gaming space with 1,651 slot machines and 31 table games.
     The Ameristar Hotel and Main Street Pavilion comprise the property’s landside facilities. The property’s 160 rooms include eight luxury suites and 32 upscale King Whirlpool rooms. Ameristar Council Bluffs has earned the American Automobile Association Four-Diamond designation for the past nine years. On land, guests also find the exclusive Star Club players’ lounge; the upscale Waterfront Grill steakhouse; the Heritage Buffet with its multiple cooking stations; and the Prairie Mill Cafe & Bakery, a 24-hour specialty restaurant and fresh bakery and coffee bar.
     The Amerisports Bar and Cabaret offers dining and live entertainment, as well as 42 television screens. The property also has a casino cabaret featuring nightly entertainment. Other amenities include a Kids Quest activity center, fitness facility, indoor pool, gift shop, an ice cream and sweet shop and convention space.
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
     The three-level dockside casino is significantly wider than other riverboat casinos in our market, providing a spacious feel. The casino features 44,500 square feet of gaming space, with 1,499 slot machines and 36 table games.
     The Bottleneck Blues Bar, which is a Delta-style blues club with live entertainment and gaming, and the Casino Cabaret round out the property’s entertainment offerings. Restaurants include Bourbon’s, overlooking the Mississippi River; the Bottleneck Blues Bar Express Café, with regionally influenced express-service menu selections; and the 400-seat Heritage Buffet, with seven specialty food stations and private meeting facilities.
     The property features a 149-room hotel, which earned a Three-Diamond rating from the American Automobile Association.
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
     Ameristar Black Hawk. We acquired Mountain High Casino in Black Hawk, Colorado on December 21, 2004. In April 2006, the property was rebranded as Ameristar Black Hawk, following a reconfiguration and expansion of the gaming area, introduction of cashless slot technology and other gaming equipment upgrades and renovation and rebranding of the restaurants. In addition, the parking garage was expanded, nearly doubling its capacity to 1,550 spaces. Ameristar Black Hawk is one of the largest casinos in Colorado and offers 55,871 square feet for gaming, with 1,636 slot machines and 26 table games, including 14 poker tables.
     Amenities at the property include The Timberline Grill, an upscale steak and seafood restaurant; the seven-station Centennial Buffet, a casino deli featuring grilled items and stone-fired pizza, a Merk & Tyler Gift Shop and a Starbucks Coffee Bar. Bar 8042, in the heart of the casino, showcases local and regional live entertainment.

     Ameristar Black Hawk is located in the center of the Black Hawk gaming district, approximately 40 miles west of Denver, Colorado, and caters primarily to patrons from the Denver metropolitan area.
     The Jackpot Properties. Cactus Petes Resort Casino and The Horseshu Hotel & Casino are both located in Jackpot, Nevada, just south of the Idaho border. The Jackpot properties have been operating since 1956. Together, the Jackpot properties feature approximately 29,000 square feet of gaming space with 993 slot machines and 35 table games, including 6 poker tables, as well as a sports book.
     The properties’ resort amenities include 416 hotel rooms, with 30 deluxe hot-tub suites; an Olympic-sized pool and heated spa; a styling salon; lighted tennis courts; a recreational vehicle park; and access to a nearby 18-hole golf course. In addition, a general store and a service station serve guests and regional travelers. Dining selections include an extensive buffet, Plateau Steaks and Seafood, a 24-hour casual dining restaurant, a casual Mexican Grill and a Pizza Hut. Cactus Petes’ Gala Showroom features nationally known entertainment.
     Cactus Petes and The Horseshu have long held Four Diamond and Three Diamond ratings, respectively, from the American Automobile Association.
     The properties are located on Nevada State Highway 93, a major regional north-south route, and serve customers primarily from Idaho, and secondarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces.
Construction Projects
     The following table summarizes our current major construction projects.

Property	Estimated Total Project Costs	Expected Completion Date

Ameristar St. Charles	$265 million	December 2007

Ameristar Black Hawk	$220 million	2nd half of 2009

Ameristar Vicksburg	Phase I — $80 million Phase II — $18 million	Phase I — March 2008 Phase II — 2nd half of 2008
     At Ameristar St. Charles, we continue to make progress on the construction of our 400-room all-suite hotel, which we believe is designed to surpass four-diamond-quality standards. With its indoor/outdoor swimming pool and 7,000-square-foot destination full-service spa, we believe it will be the premier hotel in greater St. Louis. Standard guest suites measure at least 628 square feet. The hotel will also have 12 enhanced suites, including 10 spa suites and two presidential suites. This project also includes an additional 2,000-space parking garage. One thousand spaces of the garage were completed in February 2007 and the remaining 1,000 spaces are scheduled to be completed along with the hotel in December 2007. We believe that these improvements will help to increase our competitiveness and market share in St. Louis.
     The construction of the four-diamond-quality hotel is progressing at Ameristar Black Hawk. The 33-story tower’s 536 well-appointed, oversized rooms will feature upscale furnishings and amenities. The tower will include a versatile meeting and ballroom center and will also have Black Hawk’s only full-service spa, an enclosed rooftop swimming pool and indoor/outdoor whirlpool facilities. Once completed, Ameristar Black Hawk will offer destination resort amenities and services that we believe are unprecedented in the Denver gaming market.
     The current casino and parking expansion project at Ameristar Vicksburg consists of two phases. The first phase will require dry-docking of the vessel and will add 800 gaming positions, two new restaurants, a VIP club, retail space and a 1,000-space parking garage. We believe these improvements will help to alleviate long-standing capacity constraints, provide more convenient access and increase our long-time market dominance in Vicksburg. The second phase of the project will feature improvements to the existing casino layout and flow as well as enhancements to existing non-gaming amenities. In addition, we expect to commence a hotel renovation in August 2007.

     For additional information on the St. Charles, Black Hawk and Vicksburg construction projects, see “Item 1A. Risk Factors.”
Our Operating Strategies
     We seek to maximize profitability in each of our markets through key operating strategies, which include: (1) developing the highest quality facilities in our markets with a wide range of amenities; (2) leading our markets in the gaming experience; (3) building the Ameristar brand; and (4) employing a collaborative, hands-on management approach. These strategies are designed to create a complete entertainment experience and provide courteous and efficient service that meets or exceeds our guests’ expectations.
     The core components of our operating strategies are as follows:
     High Quality Facilities; Diverse Range of Amenities
     We believe we have designed and built the highest quality state-of-the-art facilities in each of the markets in which we operate. Inherent in our project development process is the effective collaboration, coordination and cooperation of our operations and design/construction teams. As a result, our facilities are of superior design and quality and include cutting-edge technology, which provides our guests with an exciting and complete entertainment experience.
     We feel that the number and diversity of our amenities is key to attracting customers and developing repeat business. We seek to broaden our appeal by offering more amenities than our competition. We believe that more choices attract a broader range of customers. Our properties offer restaurants ranging from casual to upscale, and customers can choose from entertainment options ranging from cabaret lounges and sports bars to outdoor amphitheaters and multipurpose entertainment pavilions. Some examples of our non-gaming amenities that have proven successful are our high-tech Amerisports Bars (Council Bluffs, St. Charles and Kansas City), our signature steakhouses (Company-wide), the Falcon Diner (St. Charles and Kansas City) and our unique Bottleneck Blues Bars (Vicksburg and St. Charles). In addition, our properties regularly feature nationally known entertainers, including Bryan Adams, Tony Bennett, Boyz II Men, Toni Braxton, Melissa Etheridge, Aretha Franklin, Heart, LL Cool J, Lynyrd Skynyrd, Montgomery Gentry and Kenny Rogers.
     Leading Our Markets in the Gaming Experience
     We are committed to creating the most advanced casino floor and providing a state-of-the-art gaming experience for our guests. This includes the combination of the right games, in the right places, with convenient access to other amenities that creates a more entertaining experience while on the casino floor. Slot machines are the core driver of our casino business and that is why we are constantly reviewing and analyzing new developments in game and system technologies. In the recent past, we led our markets in the introduction of ticket-in, ticket-out (TITO) technology and fully implementing coinless slot machines at our Ameristar-branded properties. We were also the first operator in our markets to identify the value of the new-generation nickel and penny video reel slot machines and responded by rapidly introducing a large supply of these machines to our casino floors. In addition, we provide convenient redemption options, such as directly inserting cash offers into slot machines and redemption of points at kiosks for cash back. We believe that we gained a significant competitive advantage by being the first casino operator in our markets to recognize the popularity of TITO and video reel slot machines with the gaming public. That is why we continue to examine and evaluate new emerging technologies and games such as server-based gaming, which gives customers the ability to download their favorite games, and automatic table tracking systems, which track the table game customers’ play through the use of radio frequency identification (RFID) technology. While looking at new opportunities, we also make sure to continue our focus on our current slot floors to ensure strong slot utilization and slot machine win per unit trends. Guests know that they can depend on Ameristar to provide a mix of the most popular games in a comfortable and exciting environment.

     Building the Ameristar Brand
     The Ameristar brand exceeds our guests’ expectations with more gaming, entertainment and dining experiences than our competitors in our respective markets. Our branding and marketing efforts support this position through traditional media channels (television, print, radio and outdoor advertising) as well as targeted direct mail and email. Our multi-tiered players’ clubs are designed to identify and reward guests based on their level of play. Our best players receive enhanced personalized service and additional benefits through our hosting and ambassador teams.
     Hands-on Management
     We believe we have enhanced our revenues and minimized our costs by centralizing strategic aspects of our Company while simultaneously practicing a hands-on management approach at the property and corporate levels. We have centralized the strategic aspects of operations, marketing, food and beverage, hotel and gaming. In administration, we have centralized many aspects of purchasing, payroll, human resources, information technology and other departments. The consolidation of these strategic functions allows our properties to focus on the operational aspects of our business, including guest service, player development, recruiting, selection, training, development and labor relations and food quality. To fully benefit from this management style, we also build into our processes a high level of collaboration and communication among all our properties and the corporate team. Since our inception, we have developed a number of “best practice” processes and strategies for our operations due to this approach. Working together permits us to continually refine these processes and at the same time more efficiently manage our business.
Growth Strategies
     We anticipate that our growth will come from disciplined expansions at selected properties and through strategic acquisitions and new developments.
     We continuously review the operating performance of each of our existing properties and the feasibility of enhancing their performance through targeted capital expenditure programs. In doing so, we assess the anticipated relative costs and benefits of the projects under consideration, the availability of cash flows and debt financing to fund capital expenditures and competitive and other relevant factors. For example, we believe there are substantial further growth opportunities that will be realized from the expansions currently underway at our properties in St. Charles, Black Hawk and Vicksburg. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our ongoing and planned internal capital improvement projects.
     In addition to internal expansion opportunities, we are currently pursuing external expansion opportunities to broaden our overall distribution and increase scale and diversification. In the near term, we are focusing on the potential acquisition of existing casino-entertainment properties that can be improved through the implementation of our development and operational expertise. We also consider new development opportunities in existing and emerging domestic and select international markets. Longer term, we contemplate large development projects in major national markets. Although our preference is to own and operate each of our gaming properties, we may also consider expansion opportunities involving management contracts or joint ventures.

Markets
     The following table presents a summary of the market characteristics and market performance of our Ameristar-branded properties as of December 31, 2006.

	Ameristar	Ameristar	Ameristar	Ameristar	Ameristar
	St. Charles	Kansas City	Council Bluffs	Vicksburg	Black Hawk (1)
Adult population – within 50 miles	1.9 million	1.5 million	700,000	400,000	2.0 million
Adult population – within 100 miles	2.8 million	2.0 million	1.2 million	1.0 million	2.8 million
No. of market participants	5	4	3	4	26
2006 annual market gaming revenue — $ in millions	$991.0	$714.6	$478.0	$290.3	$629.0
2006 market growth rate	3.3%	3.8%	10.1%	6.3%	4.1%
2006 market share	30.7%	36.3%	38.5%	46.5%	12.6%
2005 market share	31.9%	36.7%	43.1%	46.7%	8.9%
2006 market share rank	#2	#1	#2	#1	Not reported

(1)	The Black Hawk market includes Black Hawk and Central City, Colorado.
     Jackpot, Nevada is just across the border from the State of Idaho. The primary market area for the Jackpot Properties is Twin Falls (located approximately 45 miles north of Jackpot) and Boise (located approximately 150 miles from Jackpot). The primary market area comprises approximately 600,000 adults. The balance of the Jackpot properties’ customers comes primarily from the northwestern United States and southwestern Canada. As of December 31, 2006, the Jackpot properties had 62% of the slot machines and 73% of the table games in the Jackpot market.
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
     Although there were no major capital improvements or expansions in the St. Louis market in 2006, several announced capital projects related to casino entertainment facilities are expected to be completed within the next two years. Development is underway on an approximately $485 million casino entertainment complex at Laclede’s Landing in downtown St. Louis, approximately 22 miles from Ameristar St. Charles. The new facility, which will incorporate a remodeled Embassy Suites hotel, is slated to open in late 2007 and will feature a mix of restaurants, conference space, and a 90,000 square-foot casino. This developer is also currently in the process of completing site work for a development project in Lemay, which is located in the southeastern portion of St. Louis County, approximately 30 miles from our St. Charles property. The Lemay project is expected to include a $375 million hotel and casino entertainment complex and is currently slated for opening in late 2008. The existing President casino in downtown St. Louis was purchased by the Laclede’s Landing developer. This operator has not yet announced its long-term plans for this casino.
     In East St. Louis, Illinois, a gaming operator continues to develop a $150 million casino barge project that is expected to upgrade the current facility in phases prior to the opening of the Laclede’s Landing project. The initial phase is a $50 million expansion project that will replace the existing 25,000 square-foot casino. The new casino will consist of 36,000 square feet of casino space and will be located several hundred feet away, which will likely minimize construction disruption. Phase one is expected to be completed in the summer of

2007. The second and third phases of the project will include additional restaurants and hotel rooms, a new entertainment facility and a parking garage. Estimated completion dates for the second and third phases have not been announced.
     The addition of two gaming licenses in the St. Louis market, as well as any replacement or upgrade to the existing downtown St. Louis or Alton casinos, would result in additional competition for Ameristar St. Charles. The State of Illinois has one dormant gaming license that it has announced it intends to reissue in the greater Chicago area. Accordingly, we do not anticipate any new competition in the Illinois portion of the St. Louis market.
     Kansas City
     Ameristar Kansas City competes with three other gaming operations located in and around Kansas City, Missouri. A competitor in Riverside, Missouri, located approximately 13 miles from Ameristar Kansas City, is currently constructing a 258-room hotel and replacing its parking garage. The project is slated for completion in the second quarter of 2007.
     The Kansas City market is currently insulated from other casino gaming markets, with no competing markets within 50 miles. The diverse amenity base of the Kansas City area casinos should serve to mitigate the impact of outer market table games play on the Kansas City region. However, see “Item 1A. Risk Factors” for information concerning proposed legislation that would legalize various forms of commercial gaming in Kansas, in close proximity to Ameristar Kansas City.
     Council Bluffs
     Ameristar Council Bluffs operates one of three gaming licenses issued for the Council Bluffs gaming market pursuant to an operating agreement with Iowa West Racing Association. The two other competitors are operated by a single company and consist of another riverboat casino and a pari-mutuel racetrack casino. In March 2006, the competing racetrack casino opened an $87 million expansion of its land-based facility, which includes 68,000 square feet of gaming space, a 1,200-space parking garage and several other non-gaming amenities. In 2006, the competitor re-branded the casino and began to offer table games, poker and video poker in addition to slots. The expansion and the additional gaming options offered by the racetrack casino have resulted in increased competition for Ameristar Council Bluffs.
     The Council Bluffs market is currently insulated from other casino gaming markets, with the nearest competing gaming jurisdiction located approximately 90 miles away. In 2006, a referendum on the statewide ballot that would have legalized video keno machines was defeated, and another measure that would have legalized casino gaming was ruled invalid by the Nebraska Supreme Court. In the future, the State of Nebraska may again consider legalization of casino gaming which, if passed, would likely result in increased competition for Ameristar Council Bluffs. See “Item 1A. Risk Factors” for further discussion of these matters.

     Vicksburg
     Ameristar Vicksburg competes with three other gaming operations located in Vicksburg. In July 2006, one of our competitors in Vicksburg was acquired by a privately owned company. The new owner has not yet disclosed its plans for the property. Another competitor is currently undergoing an expansion project that will create additional restaurant space and is slated for completion in mid-2007. Since the third quarter of 2006, the Vicksburg market has returned to relatively normal business volumes following the reopening of several casinos in the Mississippi Gulf Coast region that had closed as a result of Hurricane Katrina in August 2005.
     Several potential gaming sites still exist in or near Vicksburg and from time to time potential competitors have proposed the development of additional casinos. In early 2005, the Mississippi Gaming Commission granted preliminary approval for the fifth and sixth casino licenses in the Vicksburg market. One developer has proposed building a $200 million casino facility, which includes a 250-room hotel, parking garage and other non-gaming amenities. This project was originally planned to commence at the beginning of 2006, but a recent announcement indicated the commencement of construction will be delayed to late 2007. The other proposal calls for the construction of a $40 million casino facility with limited amenities. To proceed, additional approvals are required from the Mississippi Gaming Commission. In early 2006, a third gaming company secured preliminary approval for a seventh license in the market. This developer’s casino project is expected to cost $200 million and will include a golf course as part of the overall project. At this time, the earliest any of these projects might open is late 2008. In addition, proposals have been made from time to time to develop other Native American casinos in Louisiana and Mississippi, some of which could be competitive with the Vicksburg market if completed.
     The Vicksburg market also faces regional competition from two casinos owned by a Native American tribe in Philadelphia, Mississippi, located about 70 miles east of Jackson and 115 miles east of Vicksburg. Vicksburg is also subject to competition from four casinos and one slots-only racetrack in Shreveport and Bossier City, Louisiana, located approximately 175 miles from Vicksburg.
     Black Hawk
     Ameristar Black Hawk competes with approximately 25 other gaming operations located in the Black Hawk-Central City gaming market in Colorado. Of the casinos in the market, only five are considered “large” competitors, with over 20,000 square feet of gaming space. Ameristar has the largest single gaming floor and parking garage of any casino in the Black Hawk market. Ameristar’s primary competitor is one of the first major casinos encountered when entering Black Hawk from Denver via Route 119. This competitor’s primary casino is connected via a skywalk to an adjacent casino the operator also owns, thereby offering increased availability of hotel rooms, parking capacity and gaming positions to consumers.
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
     Jackpot
     The Jackpot properties compete with four other hotels and motels (three of which also have casinos) in Jackpot. There were no major capital improvements or expansions in the Jackpot market in 2006. In 2005, a private development company proposed to construct a 200-room casino in Jackpot. It is unclear at this time whether the developer will obtain the necessary local permit approvals and secure financing for this project. We are not aware of any other expansion plans by existing or potential competitors in Jackpot in the near future. In the State of Idaho, casinos on Native American land operate video lottery terminals (“VLTs”), which are similar to slot machines. One casino near Pocatello has approximately 950 VLTs and is operated by the Shoshone-Bannock Tribes. In 2006, the federal court of appeals ruled that the Shoshone-Bannock Tribes could operate an unlimited number of VLTs at their casino.
     In addition, casino gaming on Native American lands in both western Washington and northeastern Oregon has been in operation for several years and casinos also operate in Alberta, Canada.
     Other
     In addition to the competition that our properties face from other casinos in their geographic markets, we also compete, to a lesser extent, with casinos in other locations, including major tourist destinations such as Las Vegas, with gaming on cruise ships and with other forms of gaming in the United States, including state-sponsored lotteries, racetracks, off-track wagering, Internet and other account wagering and card parlors.
Employees and Labor Relations
     As of March 1, 2007, we employed approximately 7,200 full- and part-time employees. None of our employees is employed pursuant to collective bargaining or other union arrangements. We believe our employee relations are good.
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
     The Missouri Gaming Commission has discretion to approve gaming license applications for permanently moored (“dockside”) casinos, powered (“excursion”) riverboat casinos and barges and to determine the number, location and type of excursion gambling boats allowed each licensee. Due to safety concerns, all gaming vessels on the Missouri River are permitted to be moored in moats within 1,000 feet of the river. Gaming licenses are initially issued for two one-year periods and must be renewed every two years thereafter. The gaming licenses at Ameristar Kansas City and Ameristar St. Charles are next subject to renewal in December 2008. No gaming licensee may pledge or transfer in any way any license, or any interest in a license, issued by the Missouri Gaming Commission. As a result, the gaming licenses of our wholly owned Missouri subsidiaries were not pledged to secure our senior credit facilities.
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
     Under the Missouri Act, all members of our Board of Directors, certain members of our management and certain of our employees associated with our gaming business are required to obtain and maintain occupational licenses. Currently, all such persons required to obtain occupational licenses have obtained or applied for them. The Missouri Gaming Commission may deny an application for a license for any cause that it deems reasonable.
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
     Iowa has a graduated wagering tax equal to 5% of the first $1.0 million of annual adjusted gross receipts, 10% of the next $2.0 million of annual adjusted gross receipts and 22% of annual adjusted gross receipts over $3.0 million for an excursion gambling boat. In addition, the state charges other fees on a per-customer basis. Additionally, ACCBI pays to the City of Council Bluffs a fee equal to $0.50 per passenger. Under the Operator’s Contract, ACCBI also pays the Association a graduated fee equal to 5% of the first $30 million of annual adjusted gross receipts, 4% of the next $30 million of annual adjusted gross receipts, 3% of the next $30 million of annual adjusted gross receipts, 2% of the next $30 million of annual adjusted gross receipts and 0.5% of the next $30 million of annual adjusted gross receipts (up to $150 million of annual adjusted gross receipts).
     All persons participating in any capacity at a gaming facility, with the exception of certified law enforcement officers while they are working for the facility as uniformed officers, are required to obtain occupational licenses from the Iowa Gaming Commission. All such licenses must be renewed every two years. The Iowa Gaming Commission has broad discretion to deny or revoke any occupational license.
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
     Ameristar Casino Black Hawk, Inc. (“ACBHI”) holds operator and retail gaming licenses for Ameristar Casino Black Hawk issued by the Colorado Commission. The Colorado Act requires that applications for renewal of operator and retail gaming licenses be filed annually with the Commission not less than 120 days prior to the expiration of the current licenses. ACBHI’s operator and retail gaming licenses were most recently renewed by the Colorado Commission on December 16, 2006.
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
     The City of Black Hawk also assesses three monthly device fees that are based on the number of slot machines operated. Those consist of a $62.50 fee per device, a business improvement district device fee of $7.42 per device and a transportation device fee of $6.41 per device.
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
     There are various classes of retail liquor licenses which may be issued under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval. The Colorado Department of Revenue’s Liquor Enforcement Division must also approve the application. ACBHI has been approved for a hotel and restaurant liquor license by both the local Black Hawk licensing authority and the State Division of Liquor Enforcement for Ameristar Black Hawk.
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
     Ameristar may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On March 24, 2005, the Nevada Commission granted us approval to make public offerings for a period of two years, subject to specified conditions (the “Shelf Approval”). The Shelf Approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering (“Affiliate”). The Shelf Approval also includes approval for CPI to guarantee any security issued by, and to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by, us or an Affiliate in a public offering. The Shelf Approval also includes approval to place restrictions upon the transfer of, and enter into agreements not to encumber the equity securities of, CPI. The Shelf Approval, however, may be rescinded for good cause, without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the investment merits of the securities offered. Any representation to the contrary is unlawful. Our application to extend the shelf approval for an additional two years will be considered by the Nevada Commission on March 22, 2007.

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
     From time to time, legislation and ballot measures have been unsuccessfully proposed in Kansas, Nebraska and Colorado for the legalization or expansion of gaming. In Nebraska, a referendum on the statewide ballot that would have legalized video keno machines was defeated in November 2006, and another measure that would have legalized casino gaming was ruled invalid by the Nebraska Supreme Court. In Kansas, there are currently bills pending in the legislature that would legalize various forms of commercial gaming. The expanded legalization of gaming in greater Omaha or Kansas City, in close proximity to our existing facilities, and the additional competition resulting from the subsequent development of competing gaming properties could have a material adverse effect on us.
     The Missouri Gaming Commission is investigating gaming license applications for new casino facilities in downtown St. Louis and southeastern St. Louis County, approximately 22 miles and 30 miles, respectively, from Ameristar St. Charles. The casino facility in downtown St. Louis is scheduled to open in late 2007. The southeastern St. Louis County facility, which is being developed by the same operator, is currently scheduled to open in late 2008. St. Louis city officials and members of the Missouri Gaming Commission have also stated that they would like to see a currently operating casino in downtown St. Louis, which is owned by the same operator, improved. The additional two new gaming operations in the St. Louis market, as well as any upgrade to the existing downtown St. Louis casino, will result in significant additional competition for Ameristar St. Charles.
     In January 2007, city officials of Sugar Creek, Missouri, located approximately seven miles from Ameristar Kansas City, requested the Missouri Gaming Commission to consider granting an additional gaming license in the Kansas City market and notified the Commission that the city is negotiating an agreement with a privately held casino operator for the operator to develop a casino-based entertainment resort in Sugar Creek. If the Commission were to grant a casino license for this location, the additional competition could materially adversely affect Ameristar Kansas City’s business.
     In March 2006, our competitor that operates the pari-mutuel racetrack casino in Council Bluffs rebranded the property as part of a major expansion and renovation. The property now features significantly more gaming space, 1,900 slot machines, 62 table games, a poker room and additional non-gaming amenities. Prior to a change in Iowa law in 2004, racetrack casinos were not permitted to offer table games or video poker machines. The operating results of Ameristar Council Bluffs have been adversely affected by this additional competition, and we expect that will continue to be the case.
     Our principal competitors in the St. Louis and Black Hawk markets have also recently completed, or will soon complete, significant expansions of their facilities. In Vicksburg, several potential gaming sites still exist, and three companies have received preliminary Mississippi Gaming Commission approval for the development of new casinos, although it is not certain if or when those properties will be developed.
     Native American gaming facilities in some instances operate under regulatory and financial requirements that are less stringent than those imposed on state-licensed casinos, which could provide them with a competitive advantage and lead to increased competition in our markets. We believe that operating results at our Jackpot properties have been adversely affected by intensified competition from an Idaho Native American facility that is closer to a portion of our market area. From time to time, the legislatures in Kansas and Nebraska consider legislation that would allow various forms of Native American gaming in close proximity to our properties in Kansas City and Council Bluffs. Additionally, two federally recognized tribes have asserted land claims in Colorado and are attempting to have land in metropolitan Denver placed in trust by the federal government to be used for casino gaming.
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
     In 2004, in response to an Iowa Supreme Court ruling that decreased the gaming taxes payable by casinos at pari-mutuel racetracks, the Iowa legislature approved an increase in the maximum tax rate on gaming revenues of all casinos from 20% to 22%, which became effective July 1, 2004. This tax increase has negatively impacted operating income at Ameristar Council Bluffs and will continue to do so.
     Several bills have been introduced in the Missouri legislature in recent years that would increase the gaming tax rate. A bill is pending in the current session that would raise the adjusted gross gaming receipts tax by one percentage point, cap the number of casino licenses and repeal the $500 buy-in limit. It is too early to predict the outcome of this proposed legislation.
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
     Our leverage ratio (as defined in our senior credit facilities) increased from 3.07:1 as of December 31, 2005 to 3.33:1 as of December 31, 2006, while our total indebtedness increased from $780.4 million as of December 31, 2005 to $883.0 million as of December 31, 2006. As we proceed with our planned capital improvement projects and aggressively seek to grow our business over the next three years, we anticipate that our total debt will increase significantly. The degree to which we are leveraged could have important adverse consequences to our business, including:
•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•	Requiring a substantial portion of our cash flows from operations for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, stock repurchases, dividends and general corporate requirements;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	Placing us at a competitive disadvantage to less leveraged competitors.
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
     All of our borrowings under our senior credit facilities bear interest at variable rates. As of February 28, 2007, we had $881.0 million outstanding under our senior credit facilities. If short-term interest rates rise, our interest cost will increase, which will adversely affect our net income and available cash.
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
     Our anticipated costs and construction periods for construction projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects, consultants and contractors. The cost of any construction project undertaken by us may vary significantly from initial expectations, and we may have a limited amount of capital resources to fund cost overruns on any project. The major hurricanes experienced in the Gulf Coast region in 2005 and the resulting reconstruction efforts have exacerbated shortages of certain construction materials and labor and resulted in increased construction costs. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate cash flows from operations or other financing is available. The completion date of any of our construction projects could also differ significantly from initial expectations for construction-related or other reasons. We cannot assure you that any project will be completed on time, if at all, or within established budgets. Significant delays or cost overruns on our construction projects could have a material adverse effect on our business, financial condition and results of operations. In this regard, on February 1, 2007, we reported that there have been significant cost increases of $25.0 million and $40.0 million over our previous budgets on our St. Charles and Black Hawk hotel projects, respectively, and that our Black Hawk and Vicksburg projects will be completed much later then originally announced, due to various factors.
     We employ “fast-track” design and construction methods in most of our construction and development projects. This involves the design of future stages of construction while earlier stages of construction are underway. Although we believe that the use of fast-track design and construction methods can reduce the overall construction time, these methods may not always result in such reductions, often involve greater construction costs than otherwise would be incurred and may increase the risk of disputes with contractors, all of which could have a material adverse effect on our business, financial condition and results of operations.
     Unforeseen Geological Conditions May Continue to Affect Our Black Hawk Construction Project. In 2006, as we blasted a portion of the mountain to prepare the foundation for our new hotel under construction at Ameristar Black Hawk, we discovered a subsurface fracture that resulted in a rockslide. The process of clearing debris from the rockslide and additional engineering required to continue the blasting has delayed the estimated completion date of the project by several months and resulted in additional project costs. In late February 2007, we identified additional fissures. Our preliminary evaluation indicates that the fissures will delay the completion of the project by approximately three to four months, to the second half of 2009, and may result in additional construction costs. Our Black Hawk project may experience additional delays and/or cost increases due to the unforeseeable site conditions.
     Our Expansion Project at Ameristar Vicksburg Presents Unique Engineering and Construction Challenges. We are expanding the casino vessel at Ameristar Vicksburg and connecting it to the new parking garage under construction at the site. In order to do so, we will be required to pour a concrete foundation and rest the vessel on permanent supports (similar in design to a dry-dock) while the vessel remains in the existing cofferdam basin. We plan to do this while the vessel remains in water and without suspending operations at the casino. This project presents significant engineering and construction challenges and we believe that our combination of methods has never before been attempted under comparable conditions. We have not been able to procure on practicable terms contractual protections and insurance coverage sufficient to protect us against all possible losses arising out of the project. If the casino vessel were to sustain significant damage or be required to cease operations for an extended period, our business may be materially adversely affected. Additionally, the project may experience delays and cost increases due to complexities associated with dry-docking the vessel.
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
We have limited opportunities to develop new properties.
     The casino gaming industry has limited new development opportunities. Most jurisdictions in which casino gaming is currently permitted place numerical and/or geographical limitations on the issuance of new gaming licenses. Although a number of jurisdictions in the United States and foreign countries are considering legalizing or expanding casino gaming, in some cases new gaming operations may be restricted to specific locations, such as pari-mutuel racetracks. Moreover, it is not clear whether the tax, land use planning and regulatory structures that may be applicable to any new gaming opportunity would make the development and operation of a casino financially acceptable. We expect that there will be intense competition for any attractive new opportunities that do arise, and many of the companies competing for such opportunities will have greater resources and name recognition than we do. Therefore, we cannot assure you that we will be able to successfully expand our business through new development.
     Our business may be adversely affected by legislation prohibiting tobacco smoking.
     Legislation in various forms to ban indoor tobacco smoking has recently been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. In 2006, statewide smoking bans were enacted by the legislature in Colorado and by voter initiative in Nevada, both of which contain exemptions for casino floors. Recently, a bill was introduced in the Colorado legislature that would repeal the casino floor exemption. If additional restrictions on smoking are enacted in jurisdictions in which we operate, particularly if such restrictions are not applicable to all competitive facilities in that gaming market, our business could be materially adversely affected.
     The Estate of Craig H. Neilsen owns a majority of our common stock and controls our affairs.
     Craig H. Neilsen, our founder and former Chairman of the Board and Chief Executive Officer, died on November 19, 2006. At the time of his death, Mr. Neilsen beneficially owned approximately 56% of our outstanding Common Stock. As a result of his death, these shares passed by operation of law to Mr. Neilsen’s estate (the “Estate”). The co-personal representatives of the Estate are Ray H. Neilsen, our Co-Chairman of the Board and Vice President of Operations and Special Projects, and Gordon R. Kanofsky, our Co-Chairman of the Board and Executive Vice President. Accordingly, Messrs. Neilsen and Kanofsky jointly have the ability to control our operations and affairs, including the election of the entire Board of Directors and, except as otherwise provided by law, other matters that may be submitted to a vote of the stockholders, including a merger, consolidation or sale of our assets. As a result, actions that may be supported by a majority of the other stockholders, including the issuance of additional shares of Common Stock to finance acquisitions or other growth opportunities, could be blocked by Messrs. Neilsen and Kanofsky. In addition, the Estate’s ownership affects the liquidity in the market for our Common Stock.
     Craig H. Neilsen’s estate plan provides that 25,000,000 shares of our Common Stock owned by the Estate (or approximately 44% of our shares currently outstanding) will ultimately pass to The Craig H. Neilsen Foundation, a private foundation primarily focused on funding spinal cord injury research and treatment (the “Foundation”). Messrs. Neilsen and Kanofsky serve as the co-trustees of the Foundation, and they also serve on the Foundation’s five-person board of directors. As officers and/or directors of ACI, personal representatives of the Estate and trustees and directors of the Foundation, Messrs. Neilsen and Kanofsky are subject to certain conflicts of interest.
     A change in control could result in the acceleration of our debt obligations.
     Certain changes in control could result in the acceleration of our senior credit facilities. This acceleration could be triggered in the event the Estate or its beneficiaries, including the Foundation, sell a substantial number of shares of our Common Stock, which they might have to do in order to pay estate tax liabilities or satisfy legal requirements applicable to shareholdings by private foundations. We cannot assure you that we would be able to repay any indebtedness that is accelerated as a result of a change in control, and this would likely materially adversely affect our financial condition.
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
     Our business may be adversely affected by our ability to retain and attract key personnel.
•	We depend on the continued performance of our entire senior executive team, including John M. Boushy, our Chief Executive Officer and President, who joined us in August 2006 and became Chief Executive Officer following Mr. Neilsen’s unexpected death in November 2006. As a result, if we lose the services of any of our key executives or our senior property management personnel and cannot replace such persons in a timely manner, it could have an adverse effect on our business.

•	We have experienced and expect to continue to experience strong competition in hiring and retaining qualified property and corporate management personnel, including competition from numerous Native American gaming facilities that are not subject to the same taxation regimes as we are and therefore may be willing and able to pay higher rates of compensation. We currently have a number of vacancies in key corporate and property management positions. Recruiting and retaining qualified management personnel is particularly difficult at Ameristar Vicksburg, Ameristar Black Hawk and the Jackpot properties due to their geographic locations. If we are unable to successfully recruit and retain qualified management personnel at our properties or at our corporate level, our results of operations could be adversely affected.

•	As we recruit personnel, we expect successful candidates to exhibit a collaborative, communicative and collegial nature. We also employ a high degree of centralization in a highly decentralized industry. We use multi-faceted recruitment, assessment and interviewing approaches that include several levels of interactions and interviews over a period of time. These factors create risk in attracting management personnel in a timely fashion, as well as hiring candidates we expect to be successful within our company.
Adverse weather conditions or natural disasters in the areas in which we operate could have an adverse effect on our results of operations and financial condition.
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
     We have very limited insurance coverage for earthquake damage at our properties. Several of our properties, particularly Ameristar St. Charles, are located near historically active earthquake faults. In the event one of our properties were to sustain significant damage from an earthquake, our business could be materially adversely affected.
Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us.
     Our riverboat and barge facilities could be lost from service due to casualty, mechanical failure, extended or extraordinary maintenance, floods or other severe weather conditions.
     The Ameristar Vicksburg site has experienced ongoing geologic instability that requires periodic maintenance and improvements. Although we have reinforced the cofferdam basin in which the vessel currently floats and where we are dry-docking the vessel on a concrete foundation, further reinforcements may be necessary. We are also monitoring the site to evaluate what further steps, if any, may be necessary to stabilize the site to permit operations to continue. A site failure would require Ameristar Vicksburg to limit or cease operations.
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
     Ameristar Council Bluffs. Ameristar Council Bluffs is located on an approximately 69-acre site along the bank of the Missouri River. We own approximately 46 acres of this site and have rights to use the remaining portion of the site that is owned by the State of Iowa for a term expiring in 2045. We lease approximately one acre of the Ameristar Council Bluffs site to affiliates of Kinseth Hospitality Corporation for the operation of a 188-room limited service Holiday Inn Suites Hotel and a 96-room Hampton Inn Hotel.

     Ameristar Vicksburg. Ameristar Vicksburg is located on two parcels, totaling approximately 50 acres, that we own in Vicksburg, Mississippi on either side of Washington Street near Interstate 20. We own or lease various other properties in the vicinity that are not part of our facility, including a service station and convenience store and a recreational vehicle park that we operate.
     Ameristar Black Hawk. Ameristar Black Hawk is located on a site of approximately 5.7 acres that we own on the north side of Colorado Highway 119 in Black Hawk, Colorado. We own or lease various other properties in the vicinity that are not part of our facility, including approximately 100 acres of largely hillside land across Richman Street from the casino site, a portion of which is currently used for overflow parking.
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
     (a) Market Information
     Our Common Stock is traded on the Nasdaq Global Select Market under the symbol “ASCA.” The price per share of common stock presented below represents the highest and lowest sales prices for our Common Stock on the Nasdaq Global Select Market (formerly the Nasdaq National Market) during each calendar quarter indicated.

	High	Low
2006
First Quarter	$25.79	$21.35
Second Quarter	26.57	17.98
Third Quarter	23.22	16.73
Fourth Quarter	33.41	21.66

2005
First Quarter	$28.99	$20.47
Second Quarter	29.13	23.83
Third Quarter	30.31	20.04
Fourth Quarter	24.97	18.12
     On June 20, 2005, we effected a 2-for-1 stock split. All share and per-share information in this Report has been retroactively adjusted to reflect the stock split.
     (b) Holders
     As of March 1, 2007, there were approximately 149 holders of record of our Common Stock.
     (c) Dividends
     We have paid consecutive quarterly dividends on our Common Stock since 2004. Future dividends will depend upon our earnings, financial condition and other factors.
     In 2005, we paid quarterly cash dividends of $0.078125 per share on our Common Stock, for an annual total of $0.3125 per share. In 2006, we paid quarterly cash dividends of $0.09375 per share, for an annual total of $0.375 per share. On February 15, 2007, our Board of Directors increased the quarterly cash dividend to $0.1025 per share, commencing with the dividend paid in the first quarter of 2007.
     Our senior credit facilities obligate us to comply with certain covenants that place limitations on the payment of dividends. We are limited to paying no more than $40.0 million annually for dividends under the agreement governing the senior credit facilities. For the years ended December 31, 2006 and 2005, we paid dividends totaling $21.1 million and $17.4 million, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Note 5 – Long-term debt” of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data
     The following data have been derived from our audited consolidated financial statements and should be read in conjunction with those statements, certain of which are included in this Report.
AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA

	For the years ended December 31,
Statement of income data (1):	2006	2005	2004	2003	2002
	(Amounts in Thousands, Except Per Share Data)
REVENUES:
Casino	$1,008,311	$974,178	$856,901	$760,376	$678,642
Food and beverage	131,795	125,918	114,010	103,176	80,783
Rooms	27,972	25,355	26,082	25,136	22,824
Other	29,082	26,041	23,166	21,557	19,387

	1,197,160	1,151,492	1,020,159	910,245	801,636
Less: Promotional allowances	196,862	190,134	165,461	128,278	103,673

Net revenues	1,000,298	961,358	854,698	781,967	697,963

OPERATING EXPENSES:
Casino	439,101	431,101	379,909	349,845	297,476
Food and beverage	68,744	66,299	63,758	59,747	53,963
Rooms	6,780	6,454	6,565	6,343	6,826
Other	18,749	16,503	13,687	12,522	13,962
Selling, general and administrative	200,588	186,050	157,907	149,292	150,228
Depreciation and amortization	93,889	85,366	73,236	63,599	48,711
Impairment loss on assets held for sale	931	869	174	687	5,213
Preopening costs	—	—	—	—	6,401

Total operating expenses	828,782	792,642	695,236	642,035	582,780

INCOME FROM OPERATIONS	171,516	168,716	159,462	139,932	115,183

OTHER INCOME (EXPENSE):
Interest income	2,746	830	245	330	174
Interest expense, net	(50,291)	(60,913)	(57,003)	(64,261)	(51,206)
Loss on early retirement of debt	(26,264)	(2,074)	(923)	(701)	—
Net gain (loss) on disposition of assets	683	(1,655)	(904)	288	(272)

Income before income tax provision	98,390	104,904	100,877	75,588	63,879
Income tax provision	38,825	38,619	38,898	27,968	23,345

NET INCOME	$59,565	$66,285	$61,979	$47,620	$40,534

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA
(continued)

	For the years ended December 31,
STATEMENT OF INCOME DATA (CONTINUED):	2006	2005	2004	2003	2002
	(Amounts in Thousands, Except Per Share Data)
EARNINGS PER SHARE:
Basic	$1.06	$1.19	$1.15	$0.90	$0.78
Diluted	$1.04	$1.16	$1.11	$0.88	$0.75
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	56,155	55,664	54,114	52,846	52,214
Diluted	57,327	57,127	55,653	54,240	53,984

	December 31,
	(Amounts in Thousands)
BALANCE SHEET AND OTHER DATA:	2006	2005	2004	2003	2002
Cash and cash equivalents	$101,140	$106,145	$86,523	$78,220	$90,573
Total assets	1,541,475	1,383,986	1,315,469	1,155,250	1,173,492
Total long-term debt, net of current maturities	878,668	776,029	761,799	713,044	760,665
Stockholders’ equity (2)	434,164	383,710	321,300	255,843	202,196
Capital expenditures	249,123	177,789	89,633	69,219	255,530

(1)	We opened the new Ameristar St. Charles facility on August 6, 2002. We acquired Ameristar Black Hawk (formerly Mountain High Casino) on December 21, 2004.

(2)	Dividends of $21.1 million, $17.4 million and $13.6 million were paid in 2006, 2005 and 2004, respectively. The annual dividend per share was $0.375 in 2006, $0.3125 in 2005 and $0.25 in 2004. No dividends were paid in 2002 or 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in this Report. The information in this section and in this Report generally includes forward-looking statements. See “Item 1A. Risk Factors.”
Overview
     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with seven properties in operation in Missouri, Iowa, Mississippi, Colorado and Nevada. Our portfolio of casinos consists of: Ameristar St. Charles, serving greater St. Louis, Missouri; Ameristar Kansas City, serving the Kansas City, Missouri metropolitan area; Ameristar Council Bluffs, serving Omaha, Nebraska and southwestern Iowa; Ameristar Vicksburg, serving Jackson, Mississippi and Monroe, Louisiana; Cactus Petes and The Horseshu in Jackpot, Nevada, serving Idaho and the Pacific Northwest; and Ameristar Black Hawk, serving the Denver, Colorado metropolitan area. We acquired Ameristar Black Hawk on December 21, 2004.
     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those patrons spend per visit. Management uses various metrics to evaluate these factors. Key metrics include:
•	“Slots handle”/“Table games drop” – measurements of gaming volume;

•	“Win”/“Hold” percentages – the percentage of handle or drop that is won by the casino and recorded as casino revenue;

•	“Hotel occupancy rate” – the average percentage of available hotel rooms occupied during a period;

•	“Average daily room rate” – average price of occupied hotel rooms per day;

•	“REVPAR” – revenue per available room is a summary measure of hotel results that combines average daily room rate and hotel occupancy rate;

•	“Market share” – share of gross gaming revenues in each of our markets other than Jackpot and our share of gaming devices in the Jackpot market (Nevada does not publish separate gaming revenue statistics for this market);

•	“Fair share percentage” – a percentage of gross gaming revenues based on the number of gaming positions relative to the total gaming positions in the market;

•	“Admissions” – the number of patrons who enter our casinos in jurisdictions that record admissions; and

•	“Win per admission” – the amount of gaming revenues generated per admission.
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

     The following significant factors and trends should be considered in analyzing our operating performance:
•	Ameristar Black Hawk. On April 1, 2006, we rebranded our renovated and expanded casino in Black Hawk, Colorado. Ameristar Black Hawk, formerly known as Mountain High, now features an expanded parking garage with 1,550 parking spaces, refurbished and rebranded dining venues, additional gaming space, 1,600 slot machines and an upscale Star Club for our top players. For the last three quarters of 2006, the property experienced significant growth in business volume and strong improvement in financial performance following the casino expansion and rebranding, as evidenced by increases in net revenues and operating income of 67.9% and 494.6%, respectively, over the last three quarters of 2005. The property’s financial performance was adversely impacted by construction disruption throughout 2005 and during the first quarter of 2006. Additionally, Ameristar Black Hawk was adversely affected during most of the third quarter of 2005 by the temporary closure of a principal highway connecting Black Hawk and Denver.

•	Post-hurricane improvement at Ameristar Vicksburg. In 2006, Ameristar Vicksburg increased operating income by $4.8 million, or 12.4%, over 2005. The improved financial performance of this property is mostly attributable to reduced Mississippi Gulf Coast gaming capacity caused by Hurricane Katrina in August 2005. In 2006, business volumes and our financial performance continued to surpass results prior to Hurricane Katrina despite the reopening of several Gulf Coast casinos during the year. During the fourth quarter of 2006, we began to experience declines in our Vicksburg property’s financial performance relative to the 2005 fourth quarter. We expect the property’s business volumes and financial performance for each of the first three quarters of 2007 to decline, as compared to the same quarterly periods in 2006, mostly as a result of the restored Gulf Coast gaming capacity.

•	Increased competition for Ameristar Council Bluffs. Ameristar Council Bluffs faced enhanced competition following the March 2006 completion of a major expansion and rebranding of a nearby land-based casino. For the year ended December 31, 2006, our Council Bluffs property experienced a $5.5 million (9.7%) decrease in operating income and a 2.3 percentage point decline in operating income margin as compared to 2005. During 2005, our Council Bluffs property benefited from significant construction disruption and a reduced number of available slot machines at the competing casino.

•	Profit maximization. We continue to see the positive impact from our efforts to utilize promotional allowances and labor more efficiently. During the last two quarters of 2006, we decreased our promotional allowances as a percentage of gaming revenues by 1.6 percentage points compared to the same period in the prior year, and we expect this trend to continue in 2007. In addition to more effective promotional spending, we are continuing to achieve further efficiencies through improved labor management and cost containment practices. The successful application of these strategies was most evident at our St. Charles property, where revenues declined $1.2 million from the prior year while operating income margin improved 0.7 percentage point over 2005.

•	Promotional spending and marketing. For the year ended December 31, 2006, promotional allowances at our properties increased $6.7 million (3.5%) over 2005. The increase in our rate of promotional spending was partially attributable to our ongoing efforts to strengthen the Ameristar brand through targeted marketing, as evidenced by an overall 4.9% increase in rated play from 2005 to 2006. In addition to improving rated play, our marketing and promotional spending in 2006 also increased, particularly in the first quarter of 2006, as a result of competitive pressures in the Missouri and Iowa markets. As indicated above, we believe we addressed these competitive challenges with more efficient promotional spending, resulting in decreased promotional allowances in the second half of 2006 as compared to the last six months of 2005.

•	Renovations and enhancements at Ameristar St. Charles. At Ameristar St. Charles, we continue to make progress on the construction of a 400-room, all-suite hotel with an indoor/outdoor swimming pool and a 7,000 square-foot full-service spa, and an additional 2,000-space parking garage. The hotel is designed to surpass four-diamond-quality standards and we believe it will be the premier hotel in greater St. Louis. We completed and opened 19,200 square feet of new meeting and conference facilities in the third quarter of 2006 and the initial 1,000 spaces of the parking garage in February 2007. The total cost of these ongoing and recently completed projects is expected to be $265.0 million, representing an increase of $25.0 million over the original budget. The revised cost is mostly attributable to upgraded design and finishes intended to enhance the guest experience, greater-than-anticipated site preparation costs and an increase in the cost of materials. The completion date of the hotel and the remainder of the project is expected to be December 2007. We believe these new amenities will allow us to further enhance our competitive position in the St. Louis market.
•	Ameristar Black Hawk hotel project. The construction of our four-diamond quality hotel is progressing at Ameristar Black Hawk. The 33-story tower’s 536 well-appointed, oversized rooms will feature upscale furnishings and amenities. The tower will include a versatile meeting and ballroom center and will also have Black Hawk’s only full-service spa, an enclosed rooftop swimming pool and indoor/outdoor whirlpool facilities. Once completed, Ameristar Black Hawk will offer destination resort amenities and services that we believe are unprecedented in the Denver gaming market. The hotel’s scheduled completion date has been delayed until the second half of 2009, primarily due to unforeseen site conditions and inclement weather. The cost of the hotel is expected to be $220.0 million, representing an increase of $40.0 million over the previous budget. The revised cost estimate is mostly attributable to an increase in materials costs, the unforeseen site conditions and upgraded finishes and amenities designed to enhance the guest experience.

•	Expansion project at Ameristar Vicksburg. We are continuing to progress with a multi-phase casino and parking expansion project at Ameristar Vicksburg. The first phase of the project will require dry-docking the vessel and will add 800 gaming positions, two new restaurants, a VIP club, retail space and a parking garage to the property, and is expected to be completed by March 2008. We believe these improvements will help to alleviate long-standing capacity constraints, provide more convenient access and increase our long-time market dominance in Vicksburg. The second phase of the project will feature improvements to the existing casino layout and flow as well as enhancements to existing non-gaming amenities, and is expected to be completed in the second half of 2008. The total cost for both phases of the project is expected to be $98.0 million. In addition to the Vicksburg projects noted above, we expect to commence a $12 million renovation of the hotel in August 2007.

•	External development costs. Development activities have contributed to our corporate expense as we continue to pursue growth through acquisition and other development opportunities. Development-related costs totaled $3.2 million in 2006 compared to $6.6 million in 2005. The decrease in costs is mostly attributable to reduced efforts in the United Kingdom and the termination in November 2005 of our pursuit of a casino license application in Pennsylvania. In April 2006, we submitted a proposal to acquire a publicly traded U.S.-based gaming operator. The gaming operator received several competing proposals and we ultimately determined not to further pursue the acquisition. In connection with this proposed acquisition, professional fees and internal costs totaled approximately $0.9 million. As part of our continued pursuit of external expansion opportunities, we expect to incur future development costs, the amounts of which we cannot currently determine.

•	Stock-based compensation expense. On January 1, 2006, we adopted SFAS No. 123(R), which requires the recognition of compensation expense in an amount equal to the fair value of share-based payments (e.g., stock options) granted to employees. The adoption of SFAS No. 123(R) resulted in a pre-tax non-cash operating expense of $7.8 million for the year ended December 31, 2006.

Results of Operations
Selected Financial Measures by Property
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:

	Years ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Consolidated Cash Flow Information:
Net cash provided by operating activities	$169,538	$197,459	$176,504

Net cash used in investing activities	$(237,681)	$(175,849)	$(208,658)

Net cash provided by (used in) financing activities	$63,138	$(1,988)	$40,457

Net Revenues:
Ameristar St. Charles	$284,841	$286,028	$278,887
Ameristar Kansas City	252,991	247,586	234,432
Ameristar Council Bluffs	181,840	186,367	171,755
Ameristar Vicksburg	135,236	126,089	107,440
Jackpot Properties	68,698	63,939	60,160
Ameristar Black Hawk (1)	76,692	51,349	2,024

Consolidated net revenues	$1,000,298	$961,358	$854,698

Operating Income (Loss):
Ameristar St. Charles	$64,842	$63,268	$67,125
Ameristar Kansas City	47,625	48,226	44,803
Ameristar Council Bluffs	50,950	56,452	50,656
Ameristar Vicksburg	43,630	38,812	27,592
Jackpot Properties	12,812	10,851	8,962
Ameristar Black Hawk (1)	7,555	304	851
Corporate and other	(55,898)	(49,197)	(40,527)

Consolidated operating income	$171,516	$168,716	$159,462

Operating Income Margins:
Ameristar St. Charles	22.8%	22.1%	24.1%
Ameristar Kansas City	18.8%	19.5%	19.1%
Ameristar Council Bluffs	28.0%	30.3%	29.5%
Ameristar Vicksburg	32.3%	30.8%	25.7%
Jackpot Properties	18.6%	17.0%	14.9%
Ameristar Black Hawk (1)	9.9%	0.6%	42.0%
Consolidated operating income margin	17.1%	17.5%	18.7%

(1)	We acquired Ameristar Black Hawk on December 21, 2004. Accordingly, Ameristar Black Hawk’s operating results are included only since the acquisition date for 2004 and for the full years 2005 and 2006.

     The following table presents detail of our net revenues:

	Years ended December 31,
	2006	2005	2004
	(Amounts in Thousands)
Casino Revenues:
Slots	$897,728	$860,948	$747,247
Table games	110,583	113,230	109,654

Casino revenues	1,008,311	974,178	856,901

Non-Casino Revenues:
Food and beverage	131,795	125,918	114,010
Rooms	27,972	25,355	26,082
Other	29,082	26,041	23,166

Non-casino revenues	188,849	177,314	163,258

	1,197,160	1,151,492	1,020,159
Less: Promotional Allowances	(196,862)	(190,134)	(165,461)

Total Net Revenues	$1,000,298	$961,358	$854,698

     Year Ended December 31, 2006 Versus Year Ended December 31, 2005
     Net Revenues
     Consolidated net revenues for the year ended December 31, 2006 increased 4.1% over 2005. The increase in consolidated net revenues was primarily attributable to increases over the prior year of 49.4% at Ameristar Black Hawk and 7.3% at Ameristar Vicksburg, partially offset by a 2.4% decrease at Ameristar Council Bluffs. The Black Hawk property benefited from the rebranding and reduced construction disruption following the completion of the initial phase of our expansion activities in the first quarter of 2006. Our Vicksburg property’s improved financial performance and the 6.3% growth in the overall Vicksburg market are mostly attributable to the third quarter 2005 closure of the Mississippi Gulf Coast casinos following Hurricane Katrina.
     Consolidated casino revenues for 2006 increased $34.1 million over the prior year, principally due to a $25.5 million (50.9%) increase in slot revenues at Ameristar Black Hawk, which now features an additional 600 slot machines on its expanded casino floor. We further believe consolidated casino revenues increased in part as a result of the continued successful implementation of our targeted marketing programs, as evidenced by an overall increase in rated play at our properties over 2005. For the years ended December 31, 2006 and 2005, promotional allowances as a percentage of casino revenues remained unchanged at 19.5%. Our strategy to maximize profitability through efficient promotional spending during the second half of 2006 offset the increased promotional spending during the first half of 2006 that was primarily caused by competitive pressures at our Council Bluffs and Missouri properties.
     Operating Income
     In 2006, consolidated operating income increased $2.8 million, or 1.7%, over 2005, while consolidated operating income margin decreased by 0.4 percentage point from the prior year. The growth in operating income was substantially attributable to Ameristar Black Hawk’s and Ameristar Vicksburg’s strong financial performances. Ameristar Black Hawk’s 2006 financial results included $1.7 million in non-recurring costs related to the rebranding. The financial performance of our Black Hawk and Vicksburg properties was partially offset by the results of our Council Bluffs property, which experienced declines in operating income and the related margin from the prior year as a result of enhanced competition.
     Consolidated operating income was adversely affected by the $7.8 million in stock-based compensation expense we were required to recognize beginning in 2006. Consolidated operating income was also impacted by an $8.5 million (10.0%) increase in depreciation and amortization expense over 2005, primarily due to $5.3 million in depreciation expense from the capital improvements placed in service as part of the Ameristar Black

Hawk expansion. We anticipate that depreciation expense will continue to rise as a result of our ongoing major capital projects at St. Charles, Black Hawk and Vicksburg. Finally, health benefit costs in 2006 decreased by $2.9 million (9.7%) compared to the prior year. It is not possible to predict with accuracy future health benefit costs, as they are dependent on a number of factors beyond our control, including the frequency and severity of large claims. However, we would expect to experience an increase in health benefit costs in 2007.
     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Years ended December 31,
	2006	2005
	(Dollars in thousands)
Interest cost	$58,411	$65,956
Less: Capitalized interest	(8,120)	(5,043)

Interest expense, net	$50,291	$60,913

Cash paid for interest, net of amounts capitalized	$65,675	$54,015

Weighted average total debt balance outstanding	$838,256	$755,343

Weighted average interest rate	6.8%	8.6%

     For the year ended December 31, 2006, consolidated interest expense, net of amounts capitalized, decreased $10.6 million (17.4%) from 2005. The decrease is due primarily to a reduced average interest rate resulting from a November 2005 refinancing of our senior secured credit facility and a February 2006 redemption of our senior subordinated notes with borrowings under our new credit facility at substantially lower interest rates. The interest savings resulting from the lower interest rates were partially offset by an increase from 2005 of $82.9 million in the weighted average total debt balance outstanding. As we continue to progress on our major construction projects, we expect that our debt will increase further. Additionally, when we place those assets in service over the next three years, we will no longer capitalize the interest on the associated debt, which will cause our net interest expense to rise.
     Income Tax Expense
     Our effective income tax rate was 39.5% in 2006 and 36.8% in 2005. The federal income tax statutory rate was 35.0% in both years. The rise in our effective tax rates is mostly attributable to increased pre-tax income generated by our properties located in states with higher income tax rates.
     Net Income
     For the year ended December 31, 2006, consolidated net income decreased $6.7 million, or 10.1%, from the year ended December 31, 2005. We incurred a pre-tax charge in the first quarter of 2006 relating to the loss on redemption of our senior subordinated notes of approximately $26.3 million that adversely impacted diluted earnings per share by $0.30. Additionally, diluted earnings per share for 2006 were negatively impacted by $0.09 by the adoption of SFAS No. 123(R).

     Year Ended December 31, 2005 Versus Year Ended December 31, 2004
     Net Revenues
     Consolidated net revenues for the year ended December 31, 2005 increased 12.5% over the prior year. All our Ameristar-branded properties improved their net revenues in 2005. At Ameristar Council Bluffs, our net revenues in 2005 increased over the prior year partially as a result of significant construction disruption and a reduced number of available slot machines at the competing racetrack casino. Our Vicksburg property’s improved financial performance over 2004 and the overall growth in the Vicksburg market were mostly due to the closure of the Gulf Coast casinos following Hurricane Katrina. Our Black Hawk property contributed $49.3 million to the increase in consolidated annual net revenues in 2005.
     Casino revenues for the year ended December 31, 2005 increased $117.3 million, or 13.7%, from 2004, including increases in slot and poker revenues of 15.2% and 17.2%, respectively. Our Black Hawk property contributed $52.1 million to the increase in casino revenues over the 11-day period during which we owned the property in 2004. The increased gaming revenues are mostly attributable to the continued improvement in our slot product and the other factors described above. We further believe casino revenues increased in part as a result of our continued successful implementation of our targeted marketing programs, which is evidenced by the 7.8% increase in rated play at our Ameristar-branded properties (excluding our Black Hawk property) when compared to 2004.
     Consolidated promotional allowances increased by $24.7 million, or 14.9%, over the prior year, primarily as a result of increased competition in our Iowa and Missouri markets and our targeted marketing efforts mentioned above. The Black Hawk property also contributed $10.3 million to the increase in consolidated promotional allowances during 2005.
     Operating Income
     In 2005, consolidated operating income increased $9.3 million, or 5.8%, over 2004, while consolidated operating income margin decreased by 1.1 percentage points from the prior year. The growth in operating income was substantially attributable to Ameristar Vicksburg’s strong financial performance following the closure of the Gulf Coast casinos by Hurricane Katrina. The Vicksburg property’s financial results were somewhat offset by greater than expected construction disruption at our Black Hawk property, higher corporate costs and increased competitive pressures experienced by our Missouri and Iowa properties, which negatively impacted consolidated operating income and the related margin.
     Additionally, consolidated operating income and the related margin were adversely impacted by increases in employee compensation and related benefits and depreciation expense at Ameristar St. Charles and by the temporary closure of a principal highway between Black Hawk and Denver in the third quarter of 2005.
     We believe that the improvements in operating income and operating income margin at our Kansas City and Council Bluffs properties were mostly attributable to the effective implementation of cost-containment initiatives. Our Jackpot properties benefited from a reduction in entertainment and marketing costs.
     Corporate expense for the year ended December 31, 2005 increased $8.7 million, or 22.1%, over 2004, primarily as a result of additional employee compensation and benefit costs and increased development activities.
     Interest Expense
     Consolidated interest expense, net of amounts capitalized, was $60.9 million in 2005 compared to $57.0 million in 2004. Total interest cost in 2005 was $66.0 million, an increase of $7.3 million over 2004. The increase is due primarily to a rise in our average LIBOR-based interest rate on our senior credit facilities year-

over-year and, to a lesser extent, an increase in our long-term debt level resulting from the $115.0 million borrowed in December 2004 to acquire our Black Hawk property. The increases in the average interest rate and long-term debt level were partially offset by a $1.0 million decrease in interest expense resulting from the termination of our interest rate swap agreement on March 31, 2004 and an increase in capitalized interest from $1.7 million in 2004 to $5.0 million in 2005. Capitalized interest in 2005 primarily related to the capital improvement projects at our Black Hawk property and the hotel room renovations at our Council Bluffs and Kansas City properties.
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
Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Years ended December 31,
	2006	2005	2004
	(Amounts in Thousands)
Net cash provided by operating activities	$169,538	$197,459	$176,504

Cash flows from investing activities:
Capital expenditures	(249,123)	(177,789)	(89,633)
Net cash paid for acquisition of Mountain High Casino	—	—	(114,171)
Increase (decrease) in construction contracts payable	16,157	4,437	(5,536)
Proceeds from sale of assets	1,368	896	879
Increase in deposits and other non-current assets	(6,083)	(3,393)	(197)

Net cash used in investing activities	(237,681)	(175,849)	(208,658)

Cash flows from financing activities:
Debt borrowings	485,000	410,000	115,000
Principal payments of debt	(384,346)	(396,554)	(68,562)
Premium on early redemption of senior subordinated notes	(20,425)	—	—
Cash dividends paid	(21,068)	(17,425)	(13,561)
Debt issuance costs	(153)	(5,134)	(88)
Excess tax benefit from stock option exercises	4,266	—	—
Purchases of treasury stock	(8,014)	—	—
Proceeds from stock option exercises	7,878	7,125	7,668

Net cash provided by (used in) financing activities	63,138	(1,988)	40,457

Net (decrease) increase in cash and cash equivalents	$(5,005)	$19,622	$8,303

Cash flows from operating activities
     Our business is primarily conducted on a cash basis. Accordingly, operating cash flows tend to follow trends in our operating income. The decline in operating cash flows from 2005 to 2006 was attributable in part to increases in income tax cash payments and debt service payments and the decrease in net income as discussed above. The increase in operating cash flows from 2004 to 2005 was chiefly the result of the improvement in consolidated operating income during 2005, a $16.4 million increase in deferred taxes and positive changes in several of our working capital assets and liabilities.
Cash flows from investing activities
     We incurred $249.1 million, $177.8 million and $89.6 million in capital expenditures (including capitalized interest) in 2006, 2005 and 2004, respectively. See “Capital expenditures” and “Liquidity” for further discussion of capital expenditures. During 2004, we paid $114.2 million, net of $3.6 million of acquired cash, issued $2.5 million of Common Stock and assumed $2.3 million of long-term debt in connection with the acquisition of our Black Hawk property.
Cash flows from financing activities
     Cash flows provided by financing activities were significantly impacted by the following:
•	The February 15, 2006 redemption of our senior subordinated notes with borrowings under our revolving loan facility;

•	The November 10, 2005 borrowing of $400.0 million as a term loan under our new credit facility, of which $362.2 million was used to repay the principal amount of loans outstanding under our prior senior credit facilities, with the balance being held to provide funding for future capital needs;

•	Debt borrowings primarily to fund capital improvement projects;

•	The December 21, 2004 borrowing of $115.0 million under our senior credit facilities in order to fund the acquisition of our Black Hawk property;

•	Principal payments on long-term debt;

•	Prepayments of $26.0 million and $65.0 million on our senior credit facilities in 2005 and 2004, respectively;

•	Dividend payments;

•	Proceeds from employee stock option exercises;

•	The repurchase of 0.4 million shares of Common Stock at a cost of $8.0 million under our stock repurchase program during 2006; and

•	Debt issuance costs relating to the new credit facility.
     As a result of several of the 2006 transactions described above, our total long-term debt outstanding (including current maturities) increased from $780.4 million at December 31, 2005 to $883.0 million at December 31, 2006.
Capital expenditures
     In 2006, we incurred $249.1 million in capital expenditures (of which $8.1 million was capitalized interest). These expenditures were mostly funded with cash from operations and, to a lesser extent, with the borrowings under our senior credit facilities. Capital expenditures for the year ended December 31, 2006 included: $92.3 million related to our expansion activities at Ameristar St. Charles; $48.3 million for capital improvement projects at Ameristar Black Hawk; $33.3 million for the acquisition of slot machines at all our properties; and $22.4 million for the construction of a new parking garage and casino expansion at Ameristar Vicksburg.
     During 2005, capital expenditures totaled $177.8 million (of which $5.0 million was capitalized interest) and included: $57.2 million for capital improvement projects at our Black Hawk property; $52.6 million for long-lived assets relating to various capital maintenance at all our properties; $33.2 million for slot equipment and related technology; $19.7 million related to the Council Bluffs and Kansas City hotel room renovations; and $15.1 million for construction relating to the St. Charles parking garage, hotel and conference center.
     Capital expenditures made in 2004 totaled $89.6 million (of which $1.7 million was capitalized interest) and included: $36.9 million for slot equipment and related technology; $35.2 million for long-lived assets relating to various capital maintenance at all our properties; $10.9 million related to the Council Bluffs and Kansas City hotel room renovations; and $6.6 million for information technology projects.
     Our senior credit facilities limit our aggregate capital expenditures to $1.0 billion during the period from November 10, 2005 to November 10, 2012.
Liquidity
     At December 31, 2006, our principal debt outstanding consisted of $485.0 million under the revolving loan facility and $396.0 million under the term loan facility. As of December 31, 2006, the amount of the revolving loan facility available for borrowing was $309.6 million, after giving effect to $5.4 million of outstanding letters of credit. All mandatory principal repayments have been made through December 31, 2006.
     As discussed above, on November 10, 2005, we obtained a $1.2 billion senior secured credit facility that includes a $400.0 million seven-year term loan facility and a five-year revolving loan facility with capacity for borrowing up to $800.0 million. The proceeds from the term loan were primarily used to repay all $362.2 million principal amount of loans outstanding under the replaced senior secured credit facilities. The new credit facility features lower interest rate add-ons compared to our previous senior secured credit facilities and, together with operating cash flows, will provide the funding for our existing capital improvement projects. We also used proceeds of the new facility to fund the redemption in February 2006 of our 10.75% senior subordinated notes, which we expect will result in a further significant reduction in our borrowing costs, as discussed below.
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
     The agreement governing our senior credit facilities requires us to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. Certain changes in control could result in the acceleration of our senior credit facilities. As of December 31, 2006, we were in compliance with all applicable covenants.
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
     At December 31, 2006, we had available $212.5 million of state net operating loss carryforwards that relate to our Missouri properties and may be applied against future taxable income. At December 31, 2006, we also had available $22.4 million of federal net operating loss carryforwards and $27.3 million of state net operating loss carryforwards, which were acquired as part of the Ameristar Black Hawk acquisition. These acquired net operating loss carryforwards are subject to IRS change of ownership limitations. Accordingly, the future utilization of the carryforwards is subject to an annual base limitation of $5.1 million that can be applied against future taxable income. The remaining unused federal and state net operating loss carryforwards will expire in 2019 through 2025. During the years ended December 31, 2006 and 2005, we made federal and state income tax payments totaling $38.3 million and $15.0 million, respectively.
     As of December 31, 2006, in addition to the $309.6 million available for borrowing under the senior credit facilities, we had $101.1 million of cash and cash equivalents, approximately $48.0 million of which were required for daily operations. Our capital expenditures in 2007 are expected to be approximately $407.0 million. We anticipate spending approximately $50.0 million on maintenance capital expenditures (including the acquisition of slot machines and other long-lived assets) and approximately $357.0 million on internal expansion projects. Actual 2007 capital expenditures will depend on the start date of certain projects and the progress of construction through year-end. As described in more detail above, our current major internal expansion projects include: construction of the 400-room, all-suite hotel with an indoor/outdoor swimming pool and a 7,000 square-foot full-service spa, and an additional 2,000-space parking garage at Ameristar St. Charles; construction of the 536-room, four-diamond-quality hotel with related amenities and services at Ameristar Black Hawk; and the casino and parking expansion project and the planned hotel renovation at Ameristar Vicksburg.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will be able to support our operations and liquidity requirements, including all of our currently planned capital expenditures and dividend payments on our Common Stock. However, if our existing sources of cash are insufficient to meet such needs, we will be required to seek additional financing or scale back our capital plans. We would likely have to obtain additional debt financing if we undertake major acquisitions or new development projects. Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants. Our ability to borrow funds under our senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of our senior credit facilities, for the preceding four fiscal quarters.
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

	Payments Due by Period (in Thousands)
Contractual Obligations:	2007	2008-2009	2010-2011	After 2011	Total

Long-term debt instruments	$4,344	$8,699	$587,034	$282,935	$883,012
Estimated interest payments on long-term debt (1)	63,937	144,357	97,914	21,693	327,901
Operating leases	3,703	1,538	974	851	7,066
Material construction contracts	228,216	47,395	—	—	275,611

Total	$300,200	$201,989	$685,922	$305,479	$1,493,590

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding after giving effect to projected borrowings in 2007 and forecasted LIBOR rates for our senior secured credit facilities.

	Amount of Commitment Expiration Per Period (in Thousands)
Other Commitments:	2007	2008-2009	2010-2011	After 2011	Total

Letters of credit	$5,373	$—	$—	$—	$5,373
     Our cash tax payments for 2007 are expected to be approximately $31.0 million.
     Another significant operating use of cash in 2007 is interest payments. Our cash interest payments, excluding capitalized interest, were $65.7 million, $59.1 million and $54.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash interest payments may increase in 2007 as a result of a possible rise in interest rates and an expected increase in the average outstanding debt balance from anticipated borrowings under the $800.0 million revolving loan facility to fund our capital improvement projects. For more information, see “Note 5 – Long-term debt” of Notes to Consolidated Financial Statements.
     We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.
     In December 2000, we assumed several agreements with the Missouri 210 Highway Transportation Development District (“Development District”) that had been entered into in order to assist the Development District in the financing of a highway improvement project in the area around the Ameristar Kansas City property prior to our purchase of that property. In order to pay for the highway improvement project, the Development District issued revenue bonds totaling $9.0 million in principal amount with scheduled maturities from 2006 through 2011. We have issued an irrevocable standby letter of credit with a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $2.6 million as of December 31, 2006 and may be subsequently reduced as principal and interest mature under the revenue bonds. Additionally, we are obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through December 31, 2006, we had paid $2.0 million in shortfalls and other costs. As required by the agreements, we anticipate that we will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and have recorded a corresponding receivable as of December 31, 2006.
     At December 31, 2006, we had outstanding letters of credit in the amount of $5.4 million, which reduced the amount available to borrow under our revolving loan facility. We do not have any other guarantees, contingent commitments or other material liabilities that are not reflected on our consolidated balance sheets. For more information, see “Note 5 – Long-term debt” of Notes to Consolidated Financial Statements.
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
Property and Equipment
     We have significant capital invested in our property and equipment, which represents approximately 84% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.
Excess of Purchase Price Over Fair Value of Net Assets Acquired
     At December 31, 2006, we had approximately $77.0 million in goodwill and other intangible assets on our consolidated balance sheet resulting from our acquisition of the Missouri properties in December 2000. As required by SFAS No. 142, we completed our annual assessment for impairment and determined that no goodwill impairment existed. The assessment requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates.
Star Awards Program
     Our customer reward program, Star Awards, allows customers to earn certain point-based cash rewards or complimentary goods and services based on the volume of the customers’ gaming activity. Customers can accumulate reward points over time that they may redeem at their discretion under the terms of the program. The reward credit balance is forfeited if a customer does not earn any reward credits over any subsequent 12-month period. As a result of the ability of the customer to bank the reward points, we accrue the expense of reward points, after giving effect to estimated forfeitures, as they are earned. At December 31, 2006 and 2005, $7.7 million and $8.6 million, respectively, were accrued under this program. The value of these point-based cash rewards or complimentary goods and services are netted against revenue as a promotional allowance.

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
Self-Insurance Reserves
     We are self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2006 and 2005, our estimated liabilities for unpaid and incurred but not reported claims totaled $10.4 million and $10.1 million, respectively. We utilize actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. We believe the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.
Accounting for Share-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. These fair values are calculated by using the Black-Scholes-Merton option pricing formula, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. SFAS No. 123(R) revised SFAS No. 123 and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective application transition method. Under this transition method, the future compensation cost related to all equity instruments granted prior to but not yet vested as of adoption is recognized based on the grant-date fair value, which is estimated in accordance with the original provisions of SFAS No. 123. The grant-date fair value of the awards is generally recognized as expense over the service period. Under the provisions of SFAS No. 123(R), we are required to include an estimate of the number of awards that will be forfeited and update that number based on actual forfeitures. Previously, we had recognized the impact of forfeitures as they occurred. With respect to the determination of the pool of windfall tax benefits, we elected to use the transition election of FASB Staff Position No. FAS 123(R)-3 (the “short-cut method”) as of the adoption of SFAS No. 123(R).
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
     At December 31, 2006, we had $33.2 million of deferred tax assets and $121.2 million of deferred tax liabilities. We believe that it is more likely than not that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.
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
Recently Issued Accounting Standards
     FIN 48
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that a company may recognize the impact of a tax position in its financial statements only if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
     SAB 108
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 in 2006 had no impact on our financial position or results of operations.
     SFAS No. 157
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 clarifies how to measure fair value as permitted under other accounting pronouncements, but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. We are required to adopt SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of December 31, 2006, we had $881.0 million outstanding under our senior credit facilities, bearing interest at variable rates. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” At December 31, 2006, the average interest rate applicable to the senior credit facilities was 6.6%. An increase of one percentage point in the average interest rate applicable to the senior credit facilities outstanding at December 31, 2006 would increase our annual interest cost by approximately $8.8 million.
     Substantially all of our long-term debt is subject to variable interest rates. We continue to monitor interest rate markets and, in order to control interest rate risk, may enter into interest rate collar or swap agreements or other derivative instruments as market conditions warrant. We may also choose to refinance a portion of our variable rate debt through the issuance of long-term fixed-rate securities.
Item 8. Financial Statements and Supplementary Data
     The Reports of Independent Registered Public Accounting Firm appear at pages F-2 through F-4 hereof, and our Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages F-5 through F-26 hereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
     (b) Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm
     The information required to be furnished pursuant to this item is set forth under the captions “Management’s Annual Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and is included in this Annual Report at pages F-1 through F-4.
     (c) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and President and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the fourth fiscal quarter of 2006.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item will be set forth under the captions “Proposal No. 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2007 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission in April 2007 and is incorporated herein by this reference.
Item 11. Executive Compensation
     The information required by this Item will be set forth under the caption “Executive Compensation” in our Proxy Statement and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item will be set forth under the captions “Proposal No. 1 - Election of Directors — Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item will be set forth under the captions “Proposal No. 1 - Election of Directors” and “Transactions with Related Persons” in our Proxy Statement and is incorporated herein by this reference.
Item 14. Principal Accounting Fees and Services
     The information required by this Item will be set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by this reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
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

Exhibit
Number	Description of Exhibit	Method of Filing

3(i)(a)	Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by ACI under the Securities Act of 1933, as amended (File No. 33-68936) (the “Form S-1”).

3(i)(b)	Certificate of Amendment to Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3(i)(c)	Certificate of Change Pursuant to NRS 78.209	Incorporated by reference to Exhibit 3(i).1 to ACI’s Current Report on Form 8-K filed on June 8, 2005.

3(ii)	Bylaws of ACI	Incorporated by reference to Exhibit 3.2 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1995.

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 2 to the Form S-1.

4.2	Credit Agreement dated as of November 10, 2005 among ACI, the various Lenders party thereto from time to time, Wells Fargo Bank, N.A., as Joint Lead Arranger and Syndication Agent, Deutsche Bank Securities Inc., as Joint Lead Arranger, the Documentation Agents and Managing Agents party thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent (exhibits and schedules omitted) (the “Credit Agreement”)	Incorporated by reference to Exhibit 4.2 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).

Exhibit
Number	Description of Exhibit	Method of Filing

4.3	First Amendment to Credit Agreement, dated as of August 21, 2006, among ACI, the various Lenders party to the Credit Agreement and Deutsche Bank Trust Company Americas, as Administrative Agent.	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on August 24, 2006.

*10.1(a)	Employment Agreement dated November 15, 1993 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 1994.

*10.1(b)	Amendment No. 1 to Employment Agreement dated as of October 5, 2001 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “September 2001 10-Q”).

*10.1(c)	Amendment No. 2 to Employment Agreement dated as of August 15, 2002 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”).

*10.1(d)	Amended and Restated Executive Employment Agreement dated as of March 11, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.1(c) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).

*10.1(e)	Amendment to Amended and Restated Executive Employment Agreement dated as of August 16, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.3 to the September 2002 10-Q.

*10.1(f)	Executive Employment Agreement dated as of March 13, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.1(d) to the 2001 10-K.

*10.1(g)	Amendment to Executive Employment Agreement dated as of August 16, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the September 2002 10-Q.

*10.1(h)	Executive Employment Agreement dated as of June 5, 2002 between ACI and Angela R. Baker (now known as Angela R. Frost)	Incorporated by reference to Exhibit 10.1(g) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).

*10.1(i)	Executive Employment Agreement, dated as of July 28, 2006, between ACI and John M. Boushy	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on August 2, 2006 (the “August 2006 8-K”).

*10.2	Restricted Stock Agreement, dated July 28, 2006, between ACI and John M. Boushy	Incorporated by reference to Exhibit 10.2 to the August 2006 8-K.

*10.3(a)	Ameristar Casinos, Inc. Management Stock Option Incentive Plan, as amended and restated	Incorporated by reference to Exhibit 10.3 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

Exhibit
Number	Description of Exhibit	Method of Filing

*10.3(b)	Amendment to Ameristar Casinos, Inc. Amended and Restated Management Stock Option Incentive Plan	Incorporated by reference to Exhibit 10.3 to the September 2001 10-Q.

*10.3(c)	Second Amendment to Ameristar Casinos, Inc. Amended and Restated Management Stock Option Incentive Plan	Incorporated by reference to Exhibit 10.3(c) to the 2002 10-K.

*10.4(a)	Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan, effective as of June 17, 2005	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on June 22, 2005.

*10.4(b)	Form of Stock Option Agreement under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Filed electronically herewith.

*10.5	Ameristar Casinos, Inc. 2002 Non-Employee Directors’ Stock Election Plan	Incorporated by reference to Appendix A to the definitive Proxy Statement filed by ACI under cover of Schedule 14A on April 30, 2002 (the “2002 Proxy Statement”).

*10.6	Ameristar Casinos, Inc. Performance-Based Bonus Plan for Craig H. Neilsen	Incorporated by reference to Appendix B to the 2002 Proxy Statement.

*10.7	Form of Indemnification Agreement between ACI and each of its directors and executive officers	Incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Form S-1.

10.8	Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement dated as of November 18, 2004 between Iowa West Racing Association and ACCBI	Incorporated by reference to Exhibit 10.9 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.9	Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc.	Incorporated by reference to Exhibits 10.12 and 99.1 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1996.

*10.10	Ameristar Casinos, Inc. Deferred Compensation Plan	Incorporated by reference to Exhibit 10.14 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.11	Master Trust Agreement for Ameristar Casinos, Inc. Deferred Compensation Plan, dated as of April 1, 2001, between ACI and Wilmington Trust Company	Incorporated by reference to Exhibit 10.15 to the 2002 10-K.

*10.12	Amended and Restated Non-Qualified Stock Option Agreement, dated as of December 16, 2004, between ACI and Craig H. Neilsen	Incorporated by reference to Exhibit 10.12 to the 2005 10-K.

Exhibit
Number	Description of Exhibit	Method of Filing

*10.13	Performance Criteria for 2006, adopted on March 30, 2006 for purposes of the Ameristar Casinos, Inc. Performance-Based Bonus Plan for Craig H. Neilsen	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on April 4, 2006 (the “April 2006 8-K”).

*10.14	2006 Annual Bonus Program for Corporate Senior Management, adopted on March 30, 2006	Incorporated by reference to Exhibit 10.2 to the April 2006 8-K.

14	Ameristar Casinos, Inc. Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed electronically herewith.

21	Subsidiaries of ACI	Filed electronically herewith.

23.1	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP	Filed electronically herewith.

23.2	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	Filed electronically herewith.

31.1	Certification of John M. Boushy, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

99.1	Agreement of ACI, dated as of March 15, 2006, to furnish the Securities and Exchange Commission certain instruments defining the rights of holders of certain long-term debt	Incorporated by reference to Exhibit 99.1 to the 2005 10-K.

99.2	Ameristar Casinos, Inc. Code of Conduct for Directors, Officers and Team Members	Incorporated by reference to ACI’s Current Report on Form 8-K filed on May 3, 2004.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISTAR CASINOS, INC.
(Registrant)

March 16, 2007	By:	/s/ John M. Boushy
John M. Boushy
Chief Executive Officer and President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ John M. Boushy	John M. Boushy, Chief Executive Officer, President and Director (principal executive officer)	March 16, 2007

/s/ Thomas M. Steinbauer	Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer, Treasurer and Director (principal financial officer)	March 16, 2007

/s/ Thomas L. Malone	Thomas L. Malone, Vice President of Finance and Chief Accounting Officer (principal accounting officer)	March 16, 2007

/s/ Ray H. Neilsen	Ray H. Neilsen, Co-Chairman of the Board	March 16, 2007

/s/ Gordon R. Kanofsky	Gordon R. Kanofsky, Co-Chairman of the Board	March 16, 2007

/s/ Larry A. Hodges	Larry A. Hodges, Director	March 16, 2007

/s/ Carl Brooks	Carl Brooks, Director	March 16, 2007

/s/ Leslie Nathanson Juris	Leslie Nathanson Juris, Director	March 16, 2007

/s/ J. William Richardson	J. William Richardson, Director	March 16, 2007

/s/ Luther P. Cochrane	Luther P. Cochrane, Director	March 16, 2007

S-1

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report, appearing on page F-2, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.
Ameristar Casinos, Inc.
Las Vegas, Nevada
March 16, 2007

/s/ John M. Boushy	/s/ Thomas M. Steinbauer
John M. Boushy	Thomas M. Steinbauer
Chief Executive Officer and President	Senior Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ameristar Casinos, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Ameristar Casinos, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years ended December 31, 2006 of the Company and our report dated March 12, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Las Vegas, Nevada
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ameristar Casinos, Inc.:
We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Las Vegas, Nevada
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Ameristar Casinos, Inc.
Las Vegas, Nevada
We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of Ameristar Casinos, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Ameristar Casinos, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 16, 2005

AMERISTAR CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$101,140	$106,145
Restricted cash	6,425	6,474
Accounts receivable, net	7,325	5,242
Income tax refunds receivable	2,164	—
Inventories	7,241	6,926
Prepaid expenses	11,689	9,184
Deferred income taxes	3,508	5,672

Total current assets	139,492	139,643

Property and Equipment, at cost:
Buildings and improvements	1,090,777	1,015,443
Furniture, fixtures and equipment	404,709	358,192

	1,495,486	1,373,635
Less: accumulated depreciation and amortization	(477,780)	(391,014)

	1,017,706	982,621

Land	81,481	75,524
Construction in progress	186,507	75,151

Total property and equipment, net	1,285,694	1,133,296

Excess of purchase price over fair market value of net assets acquired	76,988	78,192
Deposits and other assets	39,301	32,855

TOTAL ASSETS	$1,541,475	$1,383,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,443	$12,627
Construction contracts payable	25,657	9,500
Income taxes payable	—	3,373
Accrued liabilities	71,462	83,889
Current maturities of long-term debt	4,344	4,374

Total current liabilities	115,906	113,763

Long-term debt, net of current maturities	878,668	776,029
Deferred income taxes	91,528	94,445
Deferred compensation and other long-term liabilities	21,209	16,039
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized - 30,000,000 shares; Issued – none	—	—
Common stock, $.01 par value: Authorized - 120,000,000 shares; Issued – 56,935,403 and 55,958,358 shares; Outstanding – 56,524,567 and 55,958,358 shares	569	560
Additional paid-in capital	199,951	179,989
Treasury stock, at cost (410,836 shares)	(8,014)	—
Retained earnings	241,658	203,161

Total stockholders’ equity	434,164	383,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,541,475	$1,383,986

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)

	Years ended December 31,
	2006	2005	2004
Revenues:
Casino	$1,008,311	$974,178	$856,901
Food and beverage	131,795	125,918	114,010
Rooms	27,972	25,355	26,082
Other	29,082	26,041	23,166

	1,197,160	1,151,492	1,020,159
Less: Promotional allowances	196,862	190,134	165,461

Net revenues	1,000,298	961,358	854,698

Operating Expenses:
Casino	439,101	431,101	379,909
Food and beverage	68,744	66,299	63,758
Rooms	6,780	6,454	6,565
Other	18,749	16,503	13,687
Selling, general and administrative	200,588	186,050	157,907
Depreciation and amortization	93,889	85,366	73,236
Impairment loss on assets held for sale	931	869	174

Total operating expenses	828,782	792,642	695,236

Income from operations	171,516	168,716	159,462

Other Income (Expense):
Interest income	2,746	830	245
Interest expense, net	(50,291)	(60,913)	(57,003)
Loss on early retirement of debt	(26,264)	(2,074)	(923)
Net gain (loss) on disposition of assets	683	(1,655)	(904)

Income Before Income Tax Provision	98,390	104,904	100,877
Income tax provision	38,825	38,619	38,898

Net Income	$59,565	$66,285	$61,979

Earnings Per Share:
Basic	$1.06	$1.19	$1.15

Diluted	$1.04	$1.16	$1.11

Cash Dividends Declared Per Share	$0.38	$0.31	$0.25

Weighted Average Shares Outstanding:
Basic	56,155	55,664	54,114

Diluted	57,327	57,127	55,653

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in Thousands)

				Accumulated
	Capital Stock		Additional	Other
	Number		Paid-In	Comprehensive	Treasury	Retained
	of Shares	Amount	Capital	Loss	Stock	Earnings	Total

Balance, December 31, 2003	53,222	$532	$150,116	$(688)	$—	$105,883	$255,843
Net income	—	—	—	—	—	61,979	61,979
Change in fair value of interest rate swap agreement, net of deferred tax of $297	—	—	—	688	—	—	688

Total comprehensive income							62,667

Exercise of stock options	1,542	15	7,653	—	—	—	7,668
Tax benefit of stock option exercises	—	—	6,183	—	—	—	6,183
Dividends	—	—	—	—	—	(13,561)	(13,561)
Common stock issued in connection with the Mountain High Casino acquisition	118	2	2,498	—	—	—	2,500

Balance, December 31, 2004	54,882	549	166,450	—	—	154,301	321,300

Net income	—	—	—	—	—	66,285	66,285

Exercise of stock options	1,076	11	7,114	—	—	—	7,125
Tax benefit of stock option exercises	—	—	6,425	—	—	—	6,425
Dividends	—	—	—	—	—	(17,425)	(17,425)

Balance, December 31, 2005	55,958	560	179,989	—	—	203,161	383,710

Net income	—	—	—	—	—	59,565	59,565

Exercise of stock options and issuance of restricted shares	978	9	7,885	—	—	—	7,894
Tax benefit of stock option exercises	—	—	4,266	—	—	—	4,266
Dividends	—	—	—	—	—	(21,068)	(21,068)
Stock-based compensation expense	—	—	7,811	—	—	—	7,811
Common stock repurchases	(411)	—	—	—	(8,014)	—	(8,014)

Balance, December 31, 2006	56,525	$569	$199,951	$—	$(8,014)	$241,658	$434,164

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$59,565	$66,285	$61,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,889	85,366	73,236
Amortization of debt issuance costs and debt discounts	990	3,891	4,418
Stock-based compensation expense	7,811	—	—
Loss on early retirement of debt	26,264	2,074	923
Net change in deferred compensation liability	71	633	(681)
Impairment loss on assets held for sale	931	869	174
Net (gain) loss on disposition of assets	(683)	1,576	717
Net change in deferred income taxes	1,702	16,424	28,688
Excess tax benefit from stock option exercises	(4,266)	6,425	6,183
Changes in operating assets and liabilities:
Restricted cash	49	(1,988)	(1,809)
Accounts receivable, net	(2,083)	1,212	471
Income tax refunds receivable	(2,164)	—	643
Inventories	(315)	1	(631)
Prepaid expenses	(2,505)	(420)	942
Assets held for sale	—	596	186
Accounts payable	1,816	(277)	(3,286)
Income taxes payable	893	1,806	499
Accrued liabilities	(12,427)	12,986	3,852

Net cash provided by operating activities	169,538	197,459	176,504

Cash Flows from Investing Activities:
Capital expenditures	(249,123)	(177,789)	(89,633)
Net cash paid for acquisition of Mountain High Casino	—	—	(114,171)
Increase (decrease) in construction contracts payable	16,157	4,437	(5,536)
Proceeds from sale of assets	1,368	896	879
Increase in deposits and other non-current assets	(6,083)	(3,393)	(197)

Net cash used in investing activities	(237,681)	(175,849)	(208,658)

Cash Flows from Financing Activities:
Debt borrowings	485,000	410,000	115,000
Principal payments of debt	(384,346)	(396,554)	(68,562)
Premium on early redemption of senior subordinated notes	(20,425)	—	—
Cash dividends paid	(21,068)	(17,425)	(13,561)
Debt issuance costs	(153)	(5,134)	(88)
Excess tax benefit from stock option exercises	4,266	—	—
Purchases of treasury stock	(8,014)	—	—
Proceeds from stock option exercises	7,878	7,125	7,668

Net cash provided by (used in) financing activities	63,138	(1,988)	40,457

Net (Decrease) Increase in Cash and Cash Equivalents	(5,005)	19,622	8,303
Cash and Cash Equivalents – Beginning of Year	106,145	86,523	78,220

Cash and Cash Equivalents – End of Year	$101,140	$106,145	$86,523

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in Thousands)

	Years ended December 31,
	2006	2005	2004
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$65,675	$54,015	$52,640

Cash paid for federal and state income taxes (net of refunds received)	$38,294	$14,993	$3,362

Non-cash Investing and Financing Activities:
Acquisition of Mountain High Casino
Fair value of non-cash assets acquired	$—	$—	$120,784
Less net cash paid	—	—	(114,171)
Less fair value of common stock issued	—	—	(2,500)

Liabilities assumed	$—	$—	$4,113

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of presentation
     The accompanying consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates seven casino properties in six markets. The Company’s portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Black Hawk (serving the Denver metropolitan area); and Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
     The Company acquired Ameristar Black Hawk (formerly known as Mountain High Casino) on December 21, 2004. Accordingly, the consolidated financial statements reflect Ameristar Black Hawk’s operating results for only 11 days in 2004.
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
Restricted cash
     As of December 31, 2006 and 2005, restricted cash totaled $6.4 million and $6.5 million, respectively. On September 2, 2003, the Company entered into a trust participation agreement with an insurance provider. Pursuant to the terms of the trust participation agreement, the Company had deposited $6.4 million as of December 31, 2006 and 2005 into the trust account as collateral for the Company’s obligation to reimburse the insurance provider for the Company’s workers’ compensation claims. The Company is permitted to invest the trust funds in certain investment vehicles with stated maturity dates not to exceed six months. Any interest or other earnings are disbursed to the Company.
Accounts receivable
     At December 31, 2006 and 2005, total accounts receivable were $7.4 million and $5.3 million, respectively. As of December 31, 2006 and 2005, an allowance of $0.1 million has been applied to reduce total accounts receivable to amounts anticipated to be collected. Gaming receivables were $0.4 million and $0.3 million at December 31, 2006 and 2005, respectively, and are included in the Company’s accounts receivable balance.

Inventories
     Inventories primarily consist of food and beverage items, gift shop and general store retail merchandise, engineering and slot supplies, uniforms, linens, china and other general supplies. Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted average basis.
Capitalization and depreciation
     Property and equipment are recorded at cost, including interest charged on funds borrowed to finance construction. Interest of $8.1 million, $5.0 million and $1.7 million was capitalized for the years ended December 31, 2006, 2005 and 2004, respectively. Betterments, renewals and repairs that extend the life of an asset are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. Costs of major renovation projects are capitalized in accordance with existing policies.
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
Debt issuance costs
     Debt issuance costs are capitalized and amortized to interest expense using the effective interest method or a method that approximates the effective interest method over the term of the related debt instrument. The Company expenses debt issuance costs ratably in connection with any early debt retirements. In February 2006, the Company redeemed all $380.0 million outstanding principal amount of its senior subordinated notes. The redemption resulted in the expensing in 2006 of all unamortized debt issuance costs relating to the senior subordinated notes.
     In connection with the $1.2 billion senior secured credit facility obtained on November 10, 2005, the Company capitalized $5.2 million in new debt issuance costs and expensed $1.9 million in debt issuance costs relating to the replaced senior secured credit facilities. For the years ended December 31, 2006 and 2005, the total previously deferred debt issuance costs expensed as a result of the early retirement of debt were $5.8 million and $2.1 million, respectively.
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
Revenue recognition
     In accordance with industry practice, casino revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Additionally, the Company recognizes revenue upon the occupancy of its hotel rooms, upon the delivery of food, beverage and other services, and upon performance for entertainment revenue. The retail value of hotel accommodations, food and beverage items and entertainment provided to customers without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of complimentary food and beverage, rooms, entertainment, progress towards earning points for cash-based loyalty programs and targeted direct mail coin coupons.
     The estimated departmental costs of providing complimentary food and beverage, rooms, entertainment and other are included in casino operating expenses and consisted of the following:

	Years ended December 31,
	2006	2005	2004
	(Amounts in Thousands)
Food and beverage	$53,316	$52,273	$38,855
Rooms	6,427	5,405	3,856
Entertainment	4,871	4,871	4,993
Other	2,468	2,001	1,733

	$67,082	$64,550	$49,437

Star Awards Program
     The Company’s customer reward program, Star Awards, allows customers to earn certain point-based cash rewards or complimentary goods and services based on the volume of the customers’ gaming activity. Customers can accumulate reward points over time that they may redeem at their discretion under the terms of the program. The reward credit balance is forfeited if a customer does not earn any reward credits over any subsequent 12-month period. As a result of the ability of the customer to bank the reward points, the Company accrues the expense of reward points, after giving effect to estimated forfeitures, as they are earned. At December 31, 2006 and 2005, $7.7 million and $8.6 million, respectively, were accrued. The value of these point-based cash rewards or complimentary goods and services are netted against revenue as a promotional allowance.

Cash Coupons
     The Company’s former, current and future gaming customers may be awarded, on a discretionary basis, cash coupons based, in part, on their gaming play volume. The coupons are provided on a discretionary basis to induce future play, are redeemable within a short time period (generally seven days) and are redeemable only on a return visit. There is no ability to renew or extend the offer. The Company recognizes a reduction in revenue as a promotional allowance for these coupons when the coupons are redeemed.
Advertising
     The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $25.5 million, $23.6 million and $20.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Business development expenses
     Business development expenses are general costs incurred in connection with identifying, evaluating and pursuing opportunities to expand into existing or new gaming jurisdictions. Such costs include, among others, professional service fees, travel-related costs, lobbyist fees and fees for applications filed with regulatory agencies, and are expensed as incurred. Any site acquisition and design costs are expensed when the Company determines a business development opportunity is no longer feasible. During the years ended December 31, 2006, 2005 and 2004, the Company recorded $3.2 million, $6.6 million and $4.3 million, respectively, in business development expenses, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income.
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
Stock split
     On April 29, 2005, the Company’s Board of Directors declared a 2-for-1 split of the Company’s $0.01 par value common stock, which was distributed at the close of business on June 20, 2005. As a result of the split, 27.9 million additional shares were issued. Stockholders’ equity was restated to give retroactive recognition to the stock split for all periods presented by reclassifying the par value of the additional shares arising from the split from paid-in capital to common stock. All references in the financial statements and notes to numbers of shares and per share amounts reflect the stock split.
Earnings per share
     The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities such as stock options. For 2006, 2005 and 2004, all outstanding options with an exercise price lower than the market price have been included in the calculation of diluted earnings per share.

     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Years ended December 31,
	2006	2005	2004
	(Amounts in Thousands)
Weighted average number of shares outstanding-basic earnings per share	56,155	55,664	54,114
Dilutive effect of stock options	1,172	1,463	1,539

Weighted average number of shares outstanding-diluted earnings per share	57,327	57,127	55,653

     For the years ended December 31, 2006, 2005 and 2004, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 1.4 million, 0.1 million and 0.2 million, respectively.
Accounting for stock-based compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company adopted SFAS No. 123(R) using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Annual Report have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 clarifies how to measure fair value as permitted under other accounting pronouncements, but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Company is required to adopt SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 in 2006 had no impact on the Company’s financial position or results of operations.
Reclassifications
     Certain reclassifications, having no effect on net income, have been made to the prior periods’ consolidated financial statements to conform to the current period’s presentation.
Note 3 — Accrued liabilities
     Major classes of accrued liabilities consisted of the following as of December 31:

	2006	2005
	(Amounts in Thousands)
Compensation and related benefits	$28,369	$26,402
Interest	2,123	18,496
Taxes other than state and federal income taxes	15,976	15,242
Players’ club rewards	7,730	8,605
Progressive slot machine and related accruals	6,975	6,252
Marketing and other accruals	10,289	8,892

	$71,462	$83,889

Note 4 — Federal and state income taxes
     The components of the income tax provision are as follows:

	Years ended December 31,
	2006	2005	2004
	(Amounts in Thousands)
Current:
Federal	$32,596	$19,993	$1,768
State	4,898	2,411	2,999

Total current	37,494	22,404	4,767

Deferred:
Federal	(1,055)	14,296	33,288
State	1,182	715	(361)

Total deferred	127	15,011	32,927

Federal benefit applied to reduce goodwill	1,204	1,204	1,204

Total	$38,825	$38,619	$38,898

     The Company recorded $4.3 million, $6.4 million and $6.2 million as an increase to contributed capital for certain tax benefits from employee share-based compensation for the years ended December 31, 2006, 2005 and 2004, respectively.

     The reconciliation of income tax at the federal statutory rate to income tax expense is as follows:

	Years ended December 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal benefit	4.4	1.9	1.7
Nondeductible political and lobbying costs	0.3	0.3	1.5
Other	(0.2)	(0.4)	0.4

	39.5%	36.8%	38.6%

     Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability consisted of the following:

	December 31,
	2006	2005
	(Amounts in Thousands)
Deferred income tax assets:
Net operating loss carryforwards	$17,380	$20,546
Deferred compensation	6,732	3,482
Accrued expenses	4,529	—
Share-based compensation	2,395	—
Accrued vacation	2,130	2,232
Project development costs	31	1,737
Other	—	824

Total deferred income tax assets	33,197	28,821

Deferred income tax liabilities:
Property and equipment	(106,614)	(107,382)
Goodwill amortization	(10,472)	(8,735)
Prepaid insurance	(1,785)	(1,477)
Other	(2,346)	—

Total deferred income tax liabilities	(121,217)	(117,594)

Net deferred income tax liability	$(88,020)	$(88,773)

     At December 31, 2006, the Company had available $212.5 million of state net operating loss carryforwards that relate to the Company’s Missouri properties and may be applied against future taxable income. At December 31, 2006, the Company also had available $22.4 million of federal net operating loss carryforwards and $27.3 million of state net operating loss carryforwards, which were acquired as part of the Mountain High Casino acquisition. These acquired federal net operating loss carryforwards are subject to IRS change of ownership limitations. Accordingly, the future utilization of the carryforwards is subject to an annual base limitation of $5.1 million that can be applied against future taxable income. For the years ended December 31, 2006 and 2005, the Company made federal and state income tax payments totaling $38.3 million and $15.0 million, respectively. The remaining unused federal and state net operating loss carryforwards will expire in 2019 through 2025. No valuation allowance has been provided against deferred income tax assets as the Company believes it is more likely than not that deferred income tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.

Note 5 – Long-term debt
     Long-term debt consisted of the following:

	December 31,
	2006	2005
	(Amounts in Thousands)
Senior credit facilities, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following facilities:

Revolving loan facility, at variable interest (6.4% at December 31, 2006); principal due November 10, 2010	$485,000	$—
Term loan facility, at variable interest (6.9% at December 31, 2006 and 5.9% at December 31, 2005); $1.0 million principal payments due quarterly through September 30, 2011; $94.3 million principal payments due quarterly from December 31, 2011 through November 10, 2012	396,000	400,000

Senior subordinated notes, unsecured, 10.75% fixed interest; redeemed on February 15, 2006	—	378,045

Other	2,012	2,358

	883,012	780,403

Less: Current maturities	(4,344)	(4,374)

	$878,668	$776,029

     Maturities of the Company’s borrowings for each of the next five years and thereafter as of December 31, 2006 are as follows (amounts in thousands):

Year	Maturities
2007	$4,344
2008	4,337
2009	4,362
2010	489,386
2011	97,648
Thereafter	282,935

$883,012

Senior credit facilities
     On November 10, 2005, the Company obtained a $1.2 billion senior secured credit facility (the “Credit Facility”). The Credit Facility provides for a seven-year $400.0 million term loan facility and a five-year $800.0 million revolving loan facility. The revolving loan facility includes a $75.0 million letter of credit sub-facility and a $25.0 million swingline loan sub-facility. Upon the satisfaction of certain conditions, the Company will have the option to increase the total amount available under the Credit Facility by up to an additional $400.0 million, in the form of incremental term loans or additional borrowings under the revolving facility.
     On November 10, 2005, proceeds of the Credit Facility’s term loan were used to repay all $362.2 million principal amount of loans outstanding under the prior senior credit facilities and all commitments under the replaced senior credit facilities were terminated. The remaining proceeds of the Credit Facility’s term loan were utilized by the Company for general corporate and working capital purposes.
     The term loan facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 150 basis points or the base rate plus 50 basis points, at the Company’s option. Borrowings under the revolving loan facility currently bear interest at LIBOR plus 100 basis points or the base rate plus 0 basis points. The LIBOR margin is subject to adjustment between 75 and 175 basis points and the base rate margin is subject to adjustment between 0 and 75 basis points, in each case depending on the Company’s leverage ratio, as defined. The commitment fee on the revolving loan facility ranges from 25 to 50 basis points, depending on the leverage ratio. In the case of LIBOR-based loans, the Company has the option of selecting a one-, two-, three- or six-month interest period. The Company also has the option to select a nine- or 12-month interest period if agreed to by all Credit Facility lenders. Interest is payable at the earlier of three months from the borrowing date or upon expiration of the interest period selected.
     At December 31, 2006, the Company’s principal debt outstanding consisted of $485.0 million under the revolving loan facility and $396.0 million under the term loan facility. As of December 31, 2006, the amount of the revolving loan facility available for borrowing was $309.6 million, after giving effect to $5.4 million of outstanding letters of credit. All mandatory principal repayments have been made through December 31, 2006.
     In connection with obtaining the Credit Facility, on November 10, 2005, each of the Company’s subsidiaries (the “Guarantors”) entered into a guaranty (the “Guaranty”) pursuant to which the Guarantors guaranteed the Company’s obligations under the Credit Facility. The obligations of the Company under the Credit Facility, and of the Guarantors under the Guaranty, are secured by substantially all of the assets of the Company and the Guarantors.
     The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of December 31, 2006, the Company was required to maintain a senior debt ratio, defined as senior debt divided by EBITDA, of no more than 4.00:1, and a total debt ratio, defined as consolidated debt divided by EBITDA, of no more than 5.50:1. As of December 31, 2006 and 2005, the Company’s senior debt ratio was 3.32:1 and 1.57:1, respectively. The total debt ratio as of December 31, 2006 and 2005 was 3.33:1 and 3.07:1, respectively. As of December 31, 2006, the Company was required to maintain a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.25:1. As of December 31, 2006 and 2005, the Company’s fixed charge coverage ratio was 1.90:1 and 2.50:1, respectively.
     The Company is permitted to make up to $40.0 million in annual dividend payments under the terms of the Credit Facility. During the year ended December 31, 2006, the Company paid dividends totaling $21.1 million.
     In August 2006, the Credit Facility was amended to allow up to a total of $125.0 million in cash repurchases of the Company’s stock during the period from November 10, 2005 to November 10, 2012. As of December 31, 2006, the Company has paid $8.0 million to repurchase stock during the term of the Credit Facility.
     The Credit Facility also limits the Company’s aggregate capital expenditures to $1.0 billion during the period from November 10, 2005 to November 10, 2012. As of December 31, 2006, capital expenditures made during the term of the Credit Facility totaled $265.9 million.
     Certain changes in control, as defined, could result in the acceleration of the obligations under the Credit Facility.

Senior subordinated notes
     On February 2, 2001, the Company issued $380.0 million in aggregate principal amount of 10.75% senior subordinated notes due 2009. The notes were issued at a discount, resulting in an effective yield of 11.0%. The notes were unsecured and ranked junior to all of the Company’s senior debt, including borrowings under the Credit Facility.
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
Other debt
     In connection with the Mountain High Casino acquisition in December 2004, the Company assumed debt relating to proceeds from a municipal bond issue by the Black Hawk Business Improvement District. The bonds are in the form of a $975,000 issue bearing 6.0% interest that matured on December 1, 2005 and a $2,025,000 issue bearing 6.75% interest, which are due on December 1, 2011. These bonds are the obligations of the Black Hawk Business Improvement District and are payable from property tax assessments levied on Ameristar Black Hawk. The Black Hawk Business Improvement District has notified Ameristar Black Hawk that it will assess 20 semi-annual payments of $211,083, which was calculated by amortizing the $3,000,000 principal amount at 7% over 20 equal semi-annual payments. The difference in the interest rate used for the assessment and the interest rate on the bonds relates to estimated administrative costs of the Black Hawk Business Improvement District for the bond issue. The Company has accounted for the liability from this bond offering in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities,” and has recorded an obligation for the total tax assessment. The Company has capitalized the cost of the improvements involved. At December 31, 2006, the outstanding principal balance relating to the municipal bonds was $1.8 million.
Interest rate protection
     From time to time, the Company seeks to manage interest rate risk associated with variable rate borrowings through the use of derivative instruments designated as cash flow hedges. Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income or comprehensive income (loss).
     In April 2001, the Company entered into an interest rate swap agreement to fix the interest rate on $100.0 million of LIBOR-based borrowings under its previous senior credit facilities at 5.07% plus the applicable margin. The interest rate swap agreement was highly effective as a cash flow hedging instrument and, therefore, the value of the swap agreement (net of tax) was recorded as accumulated other comprehensive loss as part of stockholders’ equity. On March 31, 2004, the swap agreement terminated, resulting in a reduction of both the swap liability and accumulated other comprehensive loss to $0. The Company paid $1.0 million of additional interest expense in 2004 as a result of the interest rate swap agreement.
Fair value of long-term debt
     The estimated fair value of the Company’s long-term debt at December 31, 2006 was consistent with its book value of $883.0 million due to the $881.0 million outstanding under the Credit Facility that carries variable interest rates. At December 31, 2005, the estimated fair value of the Company’s long-term debt was approximately $803.7 million, compared to its book value of $780.4 million, based on the quoted market price of the senior subordinated notes and the variable interest rates on the other long-term debt.

Note 6 — Leases
Operating leases
     The Company maintains operating leases for certain office facilities, vehicles, office equipment, signage and land. Rent expense under operating leases totaled $3.7 million, $3.5 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     Future minimum lease payments required under operating leases for each of the five years subsequent to December 31, 2006 and thereafter are as follows (amounts in thousands):

Year	Payments
2007	$3,703
2008	911
2009	627
2010	555
2011	419
Thereafter	851

$7,066

Note 7 — Benefit plans
401(k) plan
     The Company maintains a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements. Plan participants can elect to defer before-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 50% of eligible participants’ deferrals that do not exceed 4% of their pay (subject to limitations imposed by the Internal Revenue Code). The Company’s matching contributions were $2.1 million, $1.9 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Neither the 401(k) plan nor any other Company benefit plan holds or invests in shares of the Company’s common stock or derivative securities based on the Company’s common stock.
Health benefit plan
     The Company maintains a qualified employee health benefit plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain amount, requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $27.0 million, $29.9 million and $21.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, estimated liabilities for unpaid and incurred but not reported claims totaled $5.4 million.
Deferred compensation plan
     On April 1, 2001, the Company adopted a non-qualified deferred compensation plan for certain highly compensated employees. The Company matches, on a dollar-for-dollar basis, up to the first 5% of participants’ annual salary and bonus deferrals in each participant’s account. Matching contributions by the Company for the years ended December 31, 2006, 2005 and 2004 were $0.9 million, $0.8 million and $0.7 million, respectively. The Company’s obligation under the plan represents an unsecured promise to pay benefits in the future and in the event of bankruptcy of the Company, assets of the plan would be available to satisfy the claims of general creditors. To increase the security of the participants’ deferred compensation plan benefits, the Company has established and funded a grantor trust (known as a “rabbi trust”). The rabbi trust is specifically designed so that assets are available to pay plan benefits to participants in the event that the Company is unwilling or unable to pay the plan benefits for any reason other than insolvency. As a result, the

Company is prevented from withdrawing or accessing assets for corporate needs. Plan participants can choose to receive a return on their account balances equal to the return on various investment options. The Company currently invests plan assets in an equity-based life insurance product of which the rabbi trust is the owner and beneficiary.
     As of December 31, 2006 and 2005, plan assets were $21.0 million and $15.9 million, respectively, and are reflected in other assets in the accompanying consolidated balance sheets. The liabilities due the participants were $21.2 million and $16.0 million as of December 31, 2006 and 2005, respectively. For the years ended December 31, 2006, 2005 and 2004, net deferred compensation expense was $0.1 million, $1.1 million and $0.3 million, respectively.
     Craig H. Neilsen, the Company’s former Chairman of the Board and Chief Executive Officer, died in November 2006. In early 2007, Mr. Neilsen’s designated beneficiary received $9.6 million in deferred compensation benefits as a result of his death. The payment of the benefits, which consisted of Mr. Neilsen’s contributions, the Company’s matching contributions and the related earnings, was funded by the partial liquidation of Plan assets.
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
     Summary information for stock option activity under the Company’s plans is as follows:

	Years ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	5,782,150	$15.96	5,676,048	$12.05	5,659,704	$7.13
Granted	1,909,830	27.69	1,560,470	23.20	1,948,000	19.87
Exercised	(884,197)	8.92	(1,075,648)	6.55	(1,539,672)	4.48
Forfeited or expired	(574,452)	17.17	(378,720)	13.87	(391,984)	9.48

Outstanding at end of year	6,233,331	$20.44	5,782,150	$15.96	5,676,048	$12.05

Options exercisable at end of year	2,169,497	$15.83	1,913,114	$13.18	1,298,338	$7.33
Options available for grant at end of year	1,507,904		2,939,158		1,120,908
     The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $13.4 million, $18.4 million and $17.7 million, respectively. The aggregate intrinsic value of options outstanding was $127.4 million and $92.3 million at December 31, 2006 and 2005, respectively. The aggregate intrinsic value of options exercisable at December 31, 2006 and 2005 was $34.3 million, and $25.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

     Following is a summary of the status of stock options outstanding at December 31, 2006:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price Range	Number	Life	Exercise Price	Number	Exercise Price

$1.50-$2.75	147,222	3.5	$2.21	147,222	$2.21
$3.21-$5.46	13,040	5.8	4.98	2,800	3.21
$6.35-$9.28	550,932	5.6	7.17	340,148	7.20
$10.08-$12.40	495,020	6.6	11.31	261,972	11.30
$13.18-$15.77	545,360	6.0	13.91	350,040	13.76
$16.99-$18.59	501,092	6.7	18.33	7,740	17.01
$19.36-$21.99	1,312,691	4.5	21.28	575,703	21.30
$22.65-$24.59	1,246,744	5.0	22.89	410,392	22.87
$25.52-$27.42	157,100	5.1	26.76	73,480	27.28
$31.68	1,264,130	7.0	31.68	—	—

	6,233,331	5.7	$20.44	2,169,497	$15.83

     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility is based on historical volatility trends as well as implied future volatility observations as determined by independent third parties. In determining the expected life of the option grants, the Company used historical data to estimate option exercise and employee termination behavior. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant. The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of SFAS No. 123(R) for 2006 and SFAS No. 123 for 2005 and 2004.

	Years ended December 31,
	2006	2005	2004
Weighted-average fair value per share of options granted during the year (estimated on grant date using the Black-Scholes-Merton option pricing model)	$9.54	$8.21	$6.92

Weighted-average assumptions:
Expected stock price volatility	39%	47%	48%
Risk-free interest rate	4.6%	4.3%	3.9%
Expected option life (years)	4	5	6
Expected annual dividend yield	1.5%	1.4%	1.5%

     The following table sets forth pro forma information for the years ended December 31, 2005 and 2004 as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

	Year Ended December 31,
	2005	2004
	(Amounts in Thousands, Except Per Share Data)
Net income:
As reported	$66,285	$61,979
Deduct: compensation expense under fair value-based method (net of tax)	(6,945)	(4,850)

Pro forma	$59,340	$57,129

Basic earnings per share:
As reported	$1.19	$1.15
Pro forma (net of tax)	$1.07	$1.06

Diluted earnings per share:
As reported	$1.16	$1.11
Pro forma (net of tax)	$1.04	$1.03
     For the year ended December 31, 2006, there was $7.9 million of compensation cost related to non-qualified stock options and restricted stock recognized in operating results (included in selling, general and administrative expenses). As of December 31, 2006, there was approximately $28.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.7 years.
     On July 28, 2006, the Company granted non-qualified stock options exercisable for 0.4 million shares of common stock and granted 0.1 million restricted shares of common stock as part of a compensation agreement with the Company’s new Chief Executive Officer and President. During 2006, the Company recognized $1.3 million in stock-based compensation expense related to the new Chief Executive Officer and President’s compensation agreement. As of December 31, 2006, there was approximately $1.2 million of unrecognized compensation expense related to the restricted shares of common stock issued under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of two years.
     During the years ended December 31, 2006, 2005 and 2004, the amount of cash received from the exercise of stock options was $7.9 million, $7.1 million and $7.7 million, respectively.
Note 8 — Stock Repurchases
     On July 24, 2006, the Company’s Board of Directors approved the repurchase of up to 2.8 million shares of the Company’s common stock, representing approximately 5% of its issued and outstanding common stock, in a stock repurchase program. The shares may be repurchased from time to time during the three-year period ending July 24, 2009 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. As of December 31, 2006, 0.4 million shares have been repurchased at a cost of $8.0 million, an average of $19.49 per share.
Note 9 — Acquisition of Mountain High Casino
     On May 28, 2004, the Company signed an Asset Purchase Agreement (“Agreement”) with Windsor Woodmont Black Hawk Resort Corp., a Colorado corporation (“Windsor Woodmont”), which was amended on August 3, 2004. On December 21, 2004, pursuant to the amended Agreement, the Company acquired Mountain High Casino (now known as Ameristar Black Hawk) in Black Hawk, Colorado and related assets from Windsor Woodmont for approximately $117.0 million in cash and $2.5 million of Company common stock (valued based on the average of the closing sale prices of the common stock for each of the 10 consecutive trading days ended December 20, 2004), plus the assumption of approximately $2.3 million of outstanding debt, in a reorganization under Section 368(a)(1)(G) of the Internal Revenue Code. Additionally, the Company incurred $0.8 million in acquisition costs that were included in the purchase price of Mountain High.
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
     The pro forma consolidated results of operations, as if the acquisition of Mountain High had occurred on January 1, 2004, are as follows:

Year ended December 31,
2004
(Amounts in Thousands,
Except Per Share Data)
Pro Forma
Net revenues	$911,020
Net income	$61,396
Basic net income per common share	$1.13
Diluted net income per common share	$1.10
     For the year ended December 31, 2004, the pro forma consolidated results of operations exclude reorganization costs of $1.1 million incurred in connection with Windsor Woodmont’s Chapter 11 bankruptcy reorganization. The pro forma consolidated results of operations are not necessarily indicative of what the actual consolidated results of operations of the Company would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s consolidated results of operations for future periods.
Note 10 — Excess of purchase price over fair market value of net assets acquired
     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The primary impact on the Company is that the excess of purchase price over fair market value of the net assets acquired in connection with the acquisition of the Missouri properties in December 2000 is no longer being amortized as of January 1, 2002. Instead, goodwill must be reviewed for impairment at least annually and more frequently if events or circumstances indicate a possible impairment. The Company completed a review of goodwill as of October 1, 2006, 2005 and 2004 and determined that no impairment existed as of those dates. The Company will continue to perform an annual review of goodwill impairment as of October 1 of each year and will review goodwill sooner if events or circumstances indicate a possible impairment. As of December 31, 2006 and 2005, the balance of goodwill was $77.0 million and $78.2 million, respectively. Goodwill will continue to be reduced through 2016 by annual tax benefits of $1.2 million resulting from differences in the values assigned to certain purchased assets for financial reporting and tax purposes.
Note 11 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2006 and 2005, the estimated liabilities for unpaid and incurred but not reported claims totaled $10.4 million and $10.1 million, respectively. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.
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
     The Company has provided an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $2.6 million as of December 31, 2006 and may be subsequently reduced as principal and interest mature under the revenue bonds. Additionally, the Company is obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds, as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through December 31, 2006, the Company had paid $2.0 million in shortfalls and other costs. As required by the agreements, the Company anticipates that it will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and has recorded a corresponding receivable as of December 31, 2006.

Note 12 — Selected Quarterly Financial Results (unaudited)
     The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2006 and 2005.

	For the fiscal quarters ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	Total
	(Amounts in Thousands, Except Per Share Data)
Net revenues	$256,094	$246,583	$253,578	$244,043	$1,000,298
Income from operations (1)	43,657	39,584	46,253	42,021	171,516
Income before income tax provision (1)	4,589	28,118	34,611	31,071	98,390
Net income (1)	2,618	18,028	21,085	17,833	59,565

Basic earnings per share (2)	$0.05	$0.32	$0.38	$0.32	$1.06
Diluted earnings per share (2)	$0.05	$0.32	$0.37	$0.31	$1.04

	For the fiscal quarters ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	Total
	(Amounts in Thousands, Except Per Share Data)
Net revenues (1)	$240,109	$238,868	$238,591	$243,791	$961,358
Income from operations (1)	46,283	42,230	40,479	39,723	168,716
Income before income tax provision (1)	30,454	26,614	25,406	22,429	104,904
Net income (1)	19,230	16,654	16,100	14,300	66,285

Basic earnings per share (2)	$0.35	$0.30	$0.29	$0.26	$1.19
Diluted earnings per share (2)	$0.34	$0.29	$0.28	$0.25	$1.16

(1)	The sum of the amounts for the four quarters does not equal the total for the year due to rounding.

(2)	Because earnings per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per-share amounts for the four quarters may not equal the total earnings per share amounts for the year.