Form 10-Q
period 2007-03-31
AMERISTAR CASINOS INC
filed 2007-05-10
CIK 912145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 3, 2007, 57,325,714 shares of Common Stock of the registrant were outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$94,995	$101,140
Restricted cash	6,425	6,425
Accounts receivable, net	3,970	7,325
Income tax refunds receivable	—	2,164
Inventories	7,027	7,241
Prepaid expenses	11,138	11,689
Deferred income taxes	3,495	3,508

Total current assets	127,050	139,492

Property and Equipment, at cost:
Buildings and improvements	1,094,509	1,090,777
Furniture, fixtures and equipment	409,585	404,709

	1,504,094	1,495,486
Less: accumulated depreciation and amortization	(500,911)	(477,780)

	1,003,183	1,017,706

Land	83,131	81,481
Construction in progress	234,291	186,507

Total property and equipment, net	1,320,605	1,285,694

Excess of purchase price over fair market value of net assets acquired	76,688	76,988
Deposits and other assets	29,776	39,301

TOTAL ASSETS	$1,554,119	$1,541,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,497	$14,443
Construction contracts payable	19,872	25,657
Income taxes payable	4,854	—
Accrued liabilities	72,901	71,462
Current maturities of long-term debt	4,269	4,344

Total current liabilities	112,393	115,906

Long-term debt, net of current maturities	878,512	878,668
Deferred income taxes	73,146	91,528
Deferred compensation and other long-term liabilities	30,552	21,209

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized – 30,000,000 shares; Issued – None	—	—
Common stock, $.01 par value: Authorized – 120,000,000 shares; Issued – 57,312,858 and 56,935,403 shares; Outstanding – 56,902,022 and 56,524,567 shares	573	569
Additional paid-in capital	209,936	199,951
Treasury stock, at cost (410,836 shares)	(8,014)	(8,014)
Retained earnings	257,021	241,658

Total stockholders’ equity	459,516	434,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,554,119	$1,541,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Casino	$258,995	$262,212
Food and beverage	32,871	34,224
Rooms	6,612	6,635
Other	6,669	6,941

	305,147	310,012
Less: Promotional allowances	46,001	53,918

Net revenues	259,146	256,094

Operating Expenses:
Casino	110,149	115,099
Food and beverage	16,462	17,068
Rooms	1,847	1,753
Other	4,521	4,558
Selling, general and administrative	52,309	51,294
Depreciation and amortization	23,875	22,572
Impairment loss on assets held for sale	67	93

Total operating expenses	209,230	212,437

Income from operations	49,916	43,657

Other Income (Expense):
Interest income	385	620
Interest expense, net	(11,342)	(13,540)
Loss on early retirement of debt	—	(26,264)
Net gain on disposition of assets	4	116

Income Before Income Tax Provision	38,963	4,589
Income tax provision	15,012	1,971

Net Income	$23,951	$2,618

Earnings Per Share:
Basic	$0.42	$0.05

Diluted	$0.41	$0.05

Cash Dividends Declared Per Share	$0.10	$0.09

Weighted Average Shares Outstanding:
Basic	56,637	56,063

Diluted	58,089	57,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$23,951	$2,618

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,875	22,572
Amortization of debt issuance costs and debt discounts	182	245
Stock-based compensation expense	2,828	2,094
Loss on early retirement of debt	—	26,264
Net change in deferred compensation liability	(545)	200
Impairment loss on assets held for sale	67	93
Net gain on disposition of assets	(4)	(116)
Net change in deferred income taxes	(1,292)	(1,569)
Excess tax benefit from stock option exercises	(2,019)	(1,334)
Changes in operating assets and liabilities:
Restricted cash	—	49
Accounts receivable, net	3,355	(925)
Income tax refunds receivable	2,164	—
Inventories	214	(276)
Prepaid expenses	551	(1,115)
Accounts payable	(3,946)	(771)
Income taxes payable	6,873	(1,197)
Accrued liabilities	1,439	(13,294)

Net cash provided by operating activities	57,693	33,538

Cash Flows from Investing Activities:
Capital expenditures	(58,842)	(56,358)
(Decrease) increase in construction contracts payable	(5,785)	3,834
Proceeds from sale of assets	—	325
Increase in deposits and other non-current assets	(321)	(698)

Net cash used in investing activities	(64,948)	(52,897)

Cash Flows from Financing Activities:
Cash dividends paid	(5,816)	(5,266)
Proceeds from revolving loan facility	—	425,000
Principal payments of long-term debt	(231)	(381,152)
Premium on early redemption of senior subordinated notes	—	(20,425)
Proceeds from stock option exercises	5,138	1,457
Excess tax benefit from stock option exercises	2,019	1,334
Debt issuance costs	—	129

Net cash provided by financing activities	1,110	21,077

Net (Decrease) Increase in Cash and Cash Equivalents	(6,145)	1,718

Cash and Cash Equivalents — Beginning of Period	101,140	106,145

Cash and Cash Equivalents — End of Period	$94,995	$107,863

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$11,251	$28,533

Cash paid for federal and state income taxes	$7,265	$4,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of consolidation and basis of presentation
     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates seven casino properties in six markets. The Company’s portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Black Hawk (serving the Denver, Colorado metropolitan area); and Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
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
     Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies, significant accounting policies and basis of presentation are discussed where appropriate in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. In addition, critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006.
     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Note 2 — Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 clarifies how to measure fair value as permitted under other accounting pronouncements, but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Company is required to adopt SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS No. 159 will have on its financial statements.
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
     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Three Months
	Ended March 31,
	2007	2006
	(Amounts in Thousands)
Weighted average number of shares outstanding — basic earnings per share	56,637	56,063

Dilutive effect of stock options	1,452	1,062

Weighted average number of shares outstanding — diluted earnings per share	58,089	57,125

     For the three months ended March 31, 2007 and 2006, potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, were zero and 0.1 million, respectively.
Note 4 — Income taxes
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     At the time FIN 48 became effective, the Company had $22.8 million of uncertain tax benefits. Upon the adoption of FIN 48, the Company derecognized uncertain tax benefits of $21.6 and recorded a decrease of $2.7 million to the January 1, 2007 retained earnings balance as a cumulative effect adjustment for income taxes and accrued interest. The remaining uncertain tax benefits that were derecognized upon the adoption of FIN 48 were offset by deferred taxes. The derecognition included an after-tax effect of $2.4 million that will result in a decrease in the Company’s effective tax rate if and when those benefits are ultimately recognized. Additionally, the uncertain tax benefits include $2.9 million related to uncertain tax positions for which it is reasonably possible that the total amount could change significantly during the next 12 months. This amount represents a possible increase in tax benefits related to state income tax audits and expiring statutes of limitations in state jurisdictions.

     Interest and penalties related to income taxes are classified as income tax expense in the Company’s financial statements. As a result of the application of FIN 48, the Company accrued approximately $1.8 million of interest and penalties related to uncertain tax positions.
     In 2005, the IRS completed an examination of the Company’s federal income tax returns for all years prior to 2002. The Company believes tax years prior to 2002 are effectively settled. However, the Company’s federal income tax returns remain open to examination for the tax years 2002 through 2006. The open tax years for Missouri are 2001 through 2006. For Iowa and Mississippi, the open tax years are 2003 through 2006. For Colorado, the open tax years are 2004 through 2006.
Note 5 — Long-term debt
     On November 10, 2005, the Company obtained a $1.2 billion senior secured credit facility that provides for a seven-year $400.0 million term loan facility and a five-year $800.0 million revolving loan facility. The revolving loan facility includes a $75.0 million letter of credit sub-facility and a $25.0 million swingline loan sub-facility. Upon the satisfaction of certain conditions, the Company will have the option to increase the total amount available under the senior credit facility by up to an additional $400.0 million, in the form of incremental term loans or additional borrowings under the revolving facility.
     At March 31, 2007, the Company’s principal debt outstanding primarily consisted of $485.0 million under the revolving loan facility and $396.0 million under the term loan facility. As of March 31, 2007, the amount of the revolving loan facility available for borrowing was $309.7 million, after giving effect to $5.3 million of outstanding letters of credit. All mandatory principal repayments have been made through March 31, 2007.
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
     The agreement governing the senior credit facilities requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of March 31, 2007 and December 31, 2006, the Company was in compliance with all applicable covenants.

Note 6 — Stock-based compensation
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
     Stock-based compensation expense totaled $2.8 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively. The associated future income tax benefit recognized was $2.0 million and $1.3 million during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was approximately $25.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.6 years.
     The weighted average fair value at the grant date of options issued during the first quarter of 2007 and 2006 was $10.24 and $10.13, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for the three months ended March 31, 2007 and 2006:

	March 31,	March 31,
	2007	2006
Weighted average assumptions:
Expected stock price volatility	37.4%	41.3%
Risk-free interest rate	4.5%	4.4%
Expected option life (years)	4.3	4.2
Expected annual dividend yield	1.6%	1.5%
     Stock option activity during the quarter ended March 31, 2007 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(In Thousands)	Price	(Years)	(In Thousands)
Outstanding at December 31, 2006	6,233	$20.44
Granted	66	31.77
Exercised	(373)	13.60
Forfeited or expired	(90)	19.09

Outstanding at March 31, 2007	5,836	$21.03	5.5	$122,717

Options exercisable at March 31, 2007	1,918	$16.48	4.3	$31,609
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on March 31, 2007. The intrinsic value of a stock option is the difference between the Company’s closing stock price on March 30, 2007 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $6.9 million and $3.9 million, respectively.

Note 7 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At March 31, 2007 and December 31, 2006, the estimated liabilities for unpaid and incurred but not reported claims totaled $10.5 million and $10.4 million, respectively. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.
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
     The Company has provided an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $2.6 million as of March 31, 2007 and may be subsequently reduced as principal and interest mature under the revenue bonds. Additionally, the Company is obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds, as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through March 31, 2007, the Company had paid $2.1 million in shortfalls and other costs. As required by the agreements, the Company anticipates that it will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and has recorded a corresponding receivable as of March 31, 2007.
Note 8 — Subsequent events
     On April 3, 2007, the Company entered into a Purchase Agreement with Resorts International Holdings, LLC, a Delaware limited liability company (“Resorts”). Pursuant to the Purchase Agreement, the Company agreed to acquire all of the outstanding membership interests of RIH Acquisitions IN, LLC, a wholly owned subsidiary of Resorts that owns and operates the Resorts East Chicago casino and hotel in East Chicago, Indiana, for $675.0 million in cash, subject to a post-closing working capital adjustment as provided in the Purchase Agreement. The Company made a $25.0 million escrow deposit toward the purchase price.
     Closing of the acquisition is subject to the receipt of approvals from the Indiana Gaming Commission and other regulatory authorities, antitrust pre-clearance and satisfaction of other customary closing conditions. Closing of the acquisition is not subject to a financing condition. Assuming satisfaction of the closing conditions, the Company expects to complete the acquisition in the fourth quarter of 2007.
     In April 2007, the Company borrowed $30.0 million under the revolving loan facility, primarily to fund the $25.0 million deposit noted above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with seven properties in operation in Missouri, Iowa, Mississippi, Colorado and Nevada. Our portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Black Hawk (serving the Denver, Colorado metropolitan area); and Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest).
     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those patrons spend per visit. Management uses various metrics to evaluate these factors. Key metrics include:
•	“Slots handle”/“Table games drop” – measurements of gaming volume;

•	“Win”/“Hold” percentages – the percentage of handle or drop that is won by the casino and recorded as casino revenue;

•	“Hotel occupancy rate” – the average percentage of available hotel rooms occupied during a period; · “Average daily room rate” – average price of occupied hotel rooms per day;

•	“REVPAR” – revenue per available room is a summary measure of hotel results that combines average daily room rate and hotel occupancy rate;

•	“Market share” – share of gross gaming revenues in each of our markets other than Jackpot and our share of gaming devices in the Jackpot market (Nevada does not publish separate gaming revenue statistics for this market);

•	“Fair share percentage” – a percentage of gross gaming revenues based on the number of gaming positions relative to the total gaming positions in the market;

•	“Admissions” – the number of patrons who enter our casinos in jurisdictions that record admissions; and

•	“Win per admission” – the amount of gaming revenues generated per admission.
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
     The following significant factors and trends should be considered in analyzing our operating performance:
•	Ameristar Black Hawk. For the fourth consecutive quarter, Ameristar Black Hawk experienced significant growth in business volume and strong financial results following its rebranding on April 1, 2006. Our

Black Hawk property’s market share has increased 43.9% to 16.2% since the first quarter of 2006. For the three months ended March 31, 2007, net revenues and operating income increased $7.7 million and $4.6 million, respectively, over the prior-year first quarter. The property’s financial results also benefited from the absence of construction disruption, which adversely impacted performance in the first quarter of 2006.
•	Profitability growth strategies. We continue to see the positive impact from our shift in emphasis from market share leadership to profitability. The successful implementation of our growth in profitability strategies is evident by year-over-year increases in operating income margins across all our properties. For the quarter ended March 31, 2007, consolidated operating income margin improved 2.3 percentage points over the 2006 first quarter. The margin increase was mostly attributable to the improved financial performance of our Black Hawk property, effective promotional spending and efficient operations. The application of the profitability growth strategies was most evident at our Missouri properties, where revenues declined from the prior year while operating income margins improved.

•	Promotional spending and marketing. For the quarter ended March 31, 2007, promotional allowances at our properties decreased $7.9 million (14.7%) from the prior-year first quarter while net revenues increased 1.2%. During the first quarter of 2007, we decreased our promotional allowances as a percentage of gaming revenues by 2.8 percentage points compared to the same period in the prior year. The decrease in our rate of promotional spending was partially attributable to our ongoing profitability initiatives mentioned above.

•	Ameristar Vicksburg. At Ameristar Vicksburg, business volumes remained higher relative to pre-Hurricane Katrina periods (2005), and we expect this to continue throughout 2007. For the first quarter of 2007, operating income increased 2.2% year-over-year as a result of our profitability strategies, despite a decline in net revenues from the first quarter of 2006 when several Gulf Coast casinos were closed in the aftermath of Hurricane Katrina.

•	Ameristar Council Bluffs. Our Council Bluffs property continues to compete effectively, based on its share of the gaming positions in the market, despite the March 2006 completion of a major expansion and rebranding of a larger land-based facility offered by the property’s primary competitor. Even with the increased competition, we continue to exceed our fair share in the market, while improving operating margins.

•	Acquisition of Resorts East Chicago. On April 3, 2007, we signed a definitive agreement to purchase Resorts East Chicago, a casino-hotel located in northwest Indiana, serving the Chicagoland market. This acquisition will allow us to enter the third largest commercial gaming market in the United States, and we believe it will create cash flow diversification and enhance our distribution channels. We intend to make a number of major capital improvements to the property in order to capture what we believe to be the untapped demand within the Chicagoland market and maximize the property’s profit opportunity. We are currently developing expansion plans to significantly improve the gaming experience, enhance access to the casino, build additional structured parking and upgrade the non-gaming amenities, all with the objective of creating best-in-class offerings and experiences consistent with the Ameristar brand. The transaction is expected to close in the fourth quarter of 2007.

Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)

	Three Months
	Ended March 31,
	2007	2006
Consolidated Cash Flow Information:
Net cash provided by operating activities	$57,693	$33,538

Net cash used in investing activities	$(64,948)	$(52,897)

Net cash provided by financing activities	$1,110	$21,077

Net Revenues:
Ameristar St. Charles	$73,776	$75,233
Ameristar Kansas City	64,572	65,709
Ameristar Council Bluffs	46,017	48,160
Ameristar Vicksburg	35,322	36,759
Ameristar Black Hawk	22,131	14,412
Jackpot Properties	17,328	15,821

Consolidated net revenues	$259,146	$256,094

Operating Income (Loss):
Ameristar St. Charles	$18,205	$17,417
Ameristar Kansas City	14,346	12,868
Ameristar Council Bluffs	12,588	12,815
Ameristar Vicksburg	12,788	12,512
Ameristar Black Hawk	4,342	(218)
Jackpot Properties	3,326	2,569
Corporate and other	(15,679)	(14,306)

Consolidated operating income	$49,916	$43,657

Operating Income Margins (1):
Ameristar St. Charles	24.7%	23.2%
Ameristar Kansas City	22.2%	19.6%
Ameristar Council Bluffs	27.4%	26.6%
Ameristar Vicksburg	36.2%	34.0%
Ameristar Black Hawk	19.6%	(1.5%)
Jackpot Properties	19.2%	16.2%
Consolidated operating income margin	19.3%	17.0%

(1)	Operating income margin is operating income (loss) as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months Ended March 31,
	2007	2006
	(Amounts in Thousands)
Casino Revenues:
Slots	$231,250	$232,838
Table games	24,604	26,365
Other	3,141	3,009

Casino revenues	258,995	262,212

Non-Casino Revenues:
Food and beverage	32,871	34,224
Rooms	6,612	6,635
Other	6,669	6,941

Non-casino revenues	46,152	47,800

	305,147	310,012
Less: Promotional Allowances	(46,001)	(53,918)

Total Net Revenues	$259,146	$256,094

          Net Revenues
          Consolidated net revenues for the quarter ended March 31, 2007 increased $3.1 million, or 1.2%, over the first quarter of 2006. The increase in consolidated net revenues was primarily attributable to increases over the prior-year first quarter of 53.6% at Ameristar Black Hawk and 9.5% at the Jackpot Properties, partially offset by decreases of 4.4% at Ameristar Council Bluffs and 3.9% at Ameristar Vicksburg. The Black Hawk property continued to benefit from the rebranding and reduced construction disruption following the completion of the initial phase of our expansion activities in the first quarter of 2006. The Jackpot Properties’ revenue growth was favorably impacted by a relatively mild winter in 2007.
          At Ameristar Council Bluffs, net revenues declined mostly as a result of the enhanced competition following the March 2006 completion of a major expansion and rebranding of the nearby land-based casino. Our Vicksburg property’s net revenues were adversely impacted by restored Gulf Coast gaming capacity.
          Operating Income
          In the first quarter of 2007, consolidated operating income increased $6.3 million, or 14.3%, from the first quarter of 2006. Consolidated operating income margin increased 13.5% from the prior-year first quarter. The growth in operating income was substantially attributable to Ameristar Black Hawk’s strong financial performance and the operating efficiencies created from the profitability initiatives implemented at each of our properties.
          Consolidated operating income was adversely affected by a $1.3 million (5.8%) increase in depreciation and amortization expense over the first quarter of 2006, primarily due to capital improvements placed in service as part of the Ameristar Black Hawk expansion. Additionally, consolidated operating income was impacted by a $0.7 million increase in stock-based compensation expense over the 2006 first quarter.

          Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Interest cost	$14,885	$15,156
Less: Capitalized interest	(3,543)	(1,616)

Interest expense, net	$11,342	$13,540

Cash paid for interest, net of amounts capitalized	$11,251	$28,533

Weighted average total debt balance outstanding	$882,897	$803,867

Weighted average interest rate	6.8%	7.4%

     For the quarter ended March 31, 2007, consolidated interest expense, net of amounts capitalized, decreased $2.2 million (16.2%) from the 2006 first quarter. The decrease is due primarily to a reduced average interest rate resulting from the February 2006 redemption of our senior subordinated notes with borrowings under our new credit facility at substantially lower interest rates. The interest savings resulting from the lower interest rates were partially offset by an increase from 2006 of $79.0 million in the weighted average total debt balance outstanding. As we continue to progress on our major construction projects, we expect that our debt will increase further. Additionally, when we place those assets in service over the next three years, we will no longer capitalize the interest on the associated debt, which will cause our net interest expense to rise.
     Income Taxes
     Our effective income tax rate was 38.5% for the quarter ended March 31, 2007. The federal income tax statutory rate was 35%.
     Net Income
     Net income increased to $24.0 million for the first three months of 2007 from $2.6 million in the first quarter of 2006. Diluted earnings per share were $0.41 in the quarter ended March 31, 2007, compared to $0.05 in the corresponding prior-year quarter. During the first quarter of 2006, a one-time charge relating to the loss on redemption of our senior subordinated notes adversely impacted net income and diluted earnings per share by $17.1 million and $0.30, respectively.

Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in Thousands)
Net cash provided by operating activities	$57,693	$33,538

Cash flows from investing activities:
Capital expenditures	(58,842)	(56,358)
(Decrease) increase in construction contracts payable	(5,785)	3,834
Proceeds from sale of assets	—	325
Increase in deposits and other non-current assets	(321)	(698)

Net cash used in investing activities	(64,948)	(52,897)

Cash flows from financing activities:
Cash dividends paid	(5,816)	(5,266)
Proceeds from revolving loan facility	—	425,000
Principal payments of long-term debt	(231)	(381,152)
Premium on early redemption of senior subordinated notes	—	(20,425)
Proceeds from stock option exercises	5,138	1,457
Excess tax benefit from stock option exercises	2,019	1,334
Debt issuance costs	—	129

Net cash provided by financing activities	1,110	21,077

Net (decrease) increase in cash and cash equivalents	$(6,145)	$1,718

     Our business is primarily conducted on a cash basis. Accordingly, operating cash flows tend to follow trends in our operating income. The increase in operating cash flows from 2006 to 2007 was mostly attributable to the improvement in consolidated operating income and a reduction in debt interest payments.
     Capital expenditures during the first quarter of 2007 were primarily related to the expansion at Ameristar St. Charles ($29.5 million), the Ameristar Black Hawk hotel project ($7.8 million) and our expansion at Ameristar Vicksburg ($3.2 million).
     Capital expenditures during the initial quarter of 2006 included $17.8 million for capital improvement projects at Ameristar Black Hawk, $13.6 million for the acquisition of slot machines, $12.1 million related to our expansion activities at Ameristar St. Charles and $8.9 million for the construction of the new parking garage at Ameristar Vicksburg.
     At Ameristar St. Charles, we continue to make progress on the construction of the 400-room, all-suite hotel, which is designed to surpass four-diamond-quality standards. With its indoor/outdoor swimming pool and 7,000-square-foot, full-service spa, we believe it will be the premier hotel in greater St. Louis. Standard guest suites measure at least 628 square feet. The hotel will have 12 enhanced suites, including 10 spa suites and two presidential suites. This project also includes 19,200 square feet of meeting and conference facilities that were completed in the third quarter of 2006 and an additional 2,000-space parking garage, half of which was opened in February 2007. The remaining spaces are scheduled to be completed along with the hotel in December 2007. The total cost of the project is expected to be $265.0 million.

     The $98.0 million casino and parking expansion project at Ameristar Vicksburg continues to progress. The project consists of dry-docking the casino vessel and adding 800 gaming positions, two new restaurants, a VIP club, retail space and a parking garage to the property. We believe these improvements will help to alleviate long-standing capacity constraints, provide more convenient access, increase our long-time market dominance in Vicksburg and elevate our best-in-market experience. The project is expected to be completed in March 2008. Additionally, we expect to commence a $12.0 million renovation of the hotel in August 2007.
     The construction of our four-diamond-quality hotel is proceeding at Ameristar Black Hawk. The 33-story tower’s 536 well-appointed, spacious rooms will feature upscale furnishings and amenities. The tower will include a versatile meeting and ballroom center and will have Black Hawk’s only full-service spa, an enclosed rooftop swimming pool and indoor/outdoor whirlpool facilities. Once completed, Ameristar Black Hawk will offer destination resort amenities and services that we believe are unprecedented in the Denver gaming market. The hotel is expected to be completed in the second half of 2009. The cost of the hotel is expected to be $220.0 million. As previously reported, the project may experience additional delays and/or cost increases due to unknown site conditions.
     For the three months ended March 31, 2007 and 2006, cash flows provided by financing activities were impacted by proceeds from employee stock option exercises, dividend payments, debt borrowings and principal payments on long-term debt. Additionally, financing cash flows during the first quarter of 2006 were impacted by the February 15, 2006 redemption of our senior subordinated notes with borrowings under our revolving loan facility.
     During the three months ended March 31, 2007 and 2006, our Board of Directors declared quarterly cash dividends in the amount of $0.1025 per share and $0.09375 per share, respectively.
     At March 31, 2007, our principal debt outstanding primarily consisted of $485.0 million under the revolving loan facility and $396.0 million under the term loan facility. As of March 31, 2007, the amount of the revolving loan facility available for borrowing was $309.7 million, after giving effect to $5.3 million of outstanding letters of credit. All mandatory principal repayments have been made through March 31, 2007.
     The agreement governing the senior credit facilities requires us to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of March 31, 2007 and December 31, 2006, we were in compliance with all applicable covenants.
     On April 3, 2007, we entered into a Purchase Agreement with Resorts International Holdings, LLC. Pursuant to the Purchase Agreement, we agreed to acquire all of the outstanding membership interests of RIH Acquisitions IN, LLC, a wholly owned subsidiary of Resorts that owns and operates the Resorts East Chicago casino and hotel in East Chicago, Indiana, for $675.0 million in cash, subject to a post-closing working capital adjustment as provided in the Purchase Agreement. We made a $25.0 million escrow deposit toward the purchase price at the time we signed the Purchase Agreement. We plan to finance the purchase from available cash, borrowings under our existing senior credit facilities, new credit facilities, the issuance of long-term debt securities or a combination thereof. Closing of the acquisition is not subject to a financing condition. Assuming satisfaction of various closing conditions, we expect to complete the acquisition in the fourth quarter of 2007.
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

     Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants. Our ability to borrow funds under the senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of the senior credit facilities, for the preceding four fiscal quarters. As of March 31, 2007, in addition to the $309.7 million available for borrowing under the senior credit facilities, we had $95.0 million of cash and cash equivalents, approximately $55.0 million of which were required for daily operations.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.
Critical Accounting Policies and Estimates
     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of the factors, risks and uncertainties that could affect our future results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of March 31, 2007, we had $881.0 million outstanding under our senior credit facilities, bearing interest at variable rates. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” At March 31, 2007, the average interest rate applicable to the senior credit facilities outstanding was 6.5%. An increase of one percentage point in the average interest rate applicable to the senior credit facilities outstanding at March 31, 2007 would increase our annual interest cost by approximately $8.8 million.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including our Chief Executive Officer and President and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and President and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this Quarterly Report.
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and President and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter of 2007.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Since the filing of our Annual Report on Form 10-K on March 16, 2007, there have been certain developments that change or add to the uncertainties and risks that might materially adversely affect our business, financial position, results of operations or cash flows. These new risk factors or material changes to our previously disclosed risk factors are discussed below. You should also carefully consider all of the other risk factors that we discuss in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006.
Our pending acquisition of Resorts East Chicago will present additional risks.
     Our acquisition of Resorts East Chicago, in East Chicago, Indiana, will expose us to additional risks, including the following:
     Debt financing. In order to complete the acquisition of Resorts East Chicago, we will have to obtain financing for the purchase price of approximately $675 million and related acquisition costs, which we expect to do by incurring additional debt under our existing senior credit facilities, obtaining new credit facilities, issuing debt securities or a combination thereof. We have no assurance about the terms on which this financing will be available, and if the financing contains terms less favorable to us than those in our existing credit facilities, our costs may increase and our business may be further restricted. If we proceed with a major expansion of Resorts East Chicago following our acquisition of the property, as we currently intend, we will need to incur substantial additional debt. See the risk factor entitled “Financial leverage may impair our financial condition and restrict our operations” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
     Competition. The Chicagoland market currently consists of eight casino gaming facilities. The property’s principal competitor is located in Hammond, Indiana, which is closer to and has better access for customers who live in Chicago, Illinois and the Chicago suburbs that are the primary feeder markets for Resorts East Chicago. The Hammond facility is undergoing a major expansion that is expected to open in mid-2008. A bill is pending in the Illinois legislature that would authorize up to four additional casinos in that state, including one riverboat or land-based casino in the City of Chicago and three riverboat casinos in specified locations, of which two are in the greater Chicago area. The current version of the bill would also authorize slot machines at existing racetracks, including the five in greater Chicago, and increase the number of authorized gaming positions at each of the existing Illinois casinos from 1,200 to 2,000. If Illinois materially expands gaming, particularly in downtown Chicago or the south Chicago suburbs, the additional competition will materially adversely affect the performance of Resorts East Chicago.
A new Kansas law may increase competition for Ameristar Kansas City.
     In April 2007, the Kansas legislature enacted a law that authorizes up to four state-owned and operated land-based casinos and three racetrack slot machine parlors. One casino and one racetrack location are authorized in the greater Kansas City market, within close proximity to Ameristar Kansas City. If the legislation survives an expected constitutional challenge and the new facilities open, we will face significant additional competition at our Kansas City property that could have a material adverse effect on the results of operations of that property.
Colorado’s extension of its indoor smoking ban to casino floors may reduce our business at Ameristar Black Hawk.
     The Colorado legislature recently passed a bill that removes the exemption for casinos from the state’s 2006 smoking ban, effective January 1, 2008, and the Governor is expected to sign the measure into law in the near future. We expect the extension of the ban to Colorado casinos will have some negative impact on business volumes at our Black Hawk property, the magnitude of which we cannot predict at this time.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing

10.1	Ameristar Casinos, Inc. 2007 Bonus Opportunities and Performance Goal for Performance-Based Annual Bonus Plan, adopted on March 29, 2007.	Filed electronically herewith.

31.1	Certification of John M. Boushy, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant
Date: May 10, 2007	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer