Form 10-Q
period 2007-06-30
AMERISTAR CASINOS INC
filed 2007-08-09
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2007, 57,475,871 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q
INDEX

Page No(s).
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

A. Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	2

B. Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2007 and June 30, 2006	3

C. Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006	4

D. Notes to Condensed Consolidated Financial Statements	5 - 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 6. Exhibits	21 - 22

SIGNATURE	23

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$80,754	$101,140
Restricted cash	6,425	6,425
Accounts receivable, net	3,898	7,325
Income tax refunds receivable	6,799	2,164
Inventories	6,901	7,241
Prepaid expenses	8,937	11,689
Deferred income taxes	3,597	3,508

Total current assets	117,311	139,492

Property and Equipment, at cost:
Buildings and improvements	1,107,769	1,090,777
Furniture, fixtures and equipment	416,364	404,709

	1,524,133	1,495,486
Less: accumulated depreciation and amortization	(524,521)	(477,780)

	999,612	1,017,706

Land	83,140	81,481
Construction in progress	282,296	186,507

Total property and equipment, net	1,365,048	1,285,694

Excess of purchase price over fair market value of net assets acquired	76,386	76,988
Deposits and other assets	64,429	39,301

TOTAL ASSETS	$1,623,174	$1,541,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,600	$14,443
Construction contracts payable	23,973	25,657
Accrued liabilities	76,645	71,462
Current maturities of long-term debt	4,320	4,344

Total current liabilities	115,538	115,906

Long-term debt, net of current maturities	913,510	878,668
Deferred income taxes	69,579	91,528
Deferred compensation and other long-term liabilities	36,539	21,209

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized - 30,000,000 shares; Issued - None	—	—
Common stock, $.01 par value: Authorized - 120,000,000 shares; Issued - 57,858,409 and 56,935,403 shares; Outstanding - 57,447,573 and 56,524,567 shares	579	569
Additional paid-in capital	227,025	199,951
Treasury stock, at cost (410,836 shares)	(8,014)	(8,014)
Retained earnings	268,418	241,658

Total stockholders’ equity	488,008	434,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,623,174	$1,541,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
REVENUES:
Casino	$251,348	$248,987	$510,343	$511,199
Food and beverage	32,010	32,325	64,881	66,549
Rooms	7,260	7,208	13,872	13,843
Other	7,447	7,321	14,116	14,262

	298,065	295,841	603,212	605,853
Less: Promotional allowances	44,836	49,258	90,838	103,176

Net revenues	253,229	246,583	512,374	502,677

OPERATING EXPENSES:
Casino	108,212	108,619	218,360	223,718
Food and beverage	17,021	17,111	33,482	34,179
Rooms	2,084	1,621	3,931	3,374
Other	4,896	5,048	9,417	9,606
Selling, general and administrative	53,984	50,445	106,293	101,739
Depreciation and amortization	23,644	23,957	47,520	46,529
Impairment loss on assets held for sale	49	198	116	291

Total operating expenses	209,890	206,999	419,119	419,436

Income from operations	43,339	39,584	93,255	83,241

OTHER INCOME (EXPENSE):
Interest income	465	756	850	1,376
Interest expense, net	(11,122)	(12,228)	(22,465)	(25,768)
Loss on early retirement of debt	—	—	—	(26,264)
Other	(382)	6	(378)	122

INCOME BEFORE INCOME TAX PROVISION	32,300	28,118	71,262	32,707
Income tax provision	15,030	10,090	30,041	12,061

NET INCOME	$17,270	$18,028	$41,221	$20,646

EARNINGS PER SHARE:
Basic	$0.30	$0.32	$0.72	$0.37

Diluted	$0.30	$0.32	$0.71	$0.36

CASH DIVIDENDS DECLARED PER SHARE	$0.10	$0.09	$0.21	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	57,281	56,238	56,961	56,151

Diluted	58,518	57,184	58,304	57,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$41,221	$20,646

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,520	46,529
Amortization of debt issuance costs and debt discounts	691	616
Stock-based compensation expense	5,734	4,203
Loss on early retirement of debt	—	26,264
Net change in deferred compensation liability	(320)	165
Impairment loss on assets held for sale	116	291
Net loss (gain) on disposition of assets	3	(122)
Net change in deferred income taxes	4,405	(3,170)
Excess tax benefit from stock option exercises	(5,212)	(1,751)
Changes in operating assets and liabilities:
Restricted cash	—	49
Accounts receivable, net	3,427	(1,342)
Income tax refunds receivable	(4,635)	—
Inventories	340	(339)
Prepaid expenses	2,752	(379)
Accounts payable	(3,843)	(2,003)
Income taxes payable	—	(976)
Accrued liabilities	5,183	(5,346)

Total adjustments	56,161	62,689

Net cash provided by operating activities	97,382	83,335

Cash Flows from Investing Activities:
Capital expenditures	(127,010)	(109,714)
(Decrease) increase in construction contracts payable	(1,684)	5,136
Proceeds from sale of assets	32	308
Increase in deposits and other non-current assets	(33,579)	(4,514)

Net cash used in investing activities	(162,241)	(108,784)

Cash Flows from Financing Activities:
Cash dividends paid	(11,691)	(10,542)
Proceeds from revolving loan facility	52,000	440,000
Principal payments of long-term debt	(17,182)	(382,162)
Premium on early redemption of senior subordinated notes	—	(20,425)
Proceeds from stock option exercises	16,134	2,226
Excess tax benefit from stock option exercises	5,212	1,751
Debt issuance costs	—	(153)

Net cash provided by financing activities	44,473	30,695

Net (Decrease) Increase in Cash and Cash Equivalents	(20,386)	5,246

Cash and Cash Equivalents — Beginning of Period	101,140	106,145

Cash and Cash Equivalents — End of Period	$80,754	$111,391

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$22,249	$37,696

Cash paid for federal and state income taxes	$31,406	$16,052

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
Note 2 — Recently issued accounting pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 clarifies how to measure fair value as permitted under other accounting pronouncements, but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Company is required to adopt SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Amounts in Thousands)
Weighted average number of shares outstanding - basic earnings per share	57,281	56,238	56,961	56,151

Dilutive effect of stock options	1,237	946	1,343	1,015

Weighted average number of shares outstanding - diluted earnings per share	58,518	57,184	58,304	57,166

     For the three months ended June 30, 2007 and 2006, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 1.3 million and 1.5 million, respectively. There were no anti-dilutive stock options for the six months ended June 30, 2007. Anti-dilutive stock options for the six months ended June 30, 2006 totaled 1.5 million.
Note 4 — Income taxes
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon the adoption of FIN 48, the Company recorded a reduction of $2.7 million to the January 1, 2007 retained earnings balance as a cumulative effect adjustment.
     The total amount of unrecognized tax benefits as of June 30, 2007 is $26.3 million, of which $4.5 million would affect the effective tax rate if recognized. The gross increase in the amount of unrecognized tax benefits during the six months ended June 30, 2007 is $3.5 million and principally relates to the derecognition of certain state income tax benefits.

     Interest and penalties related to income taxes are classified as income tax expense in the Company’s financial statements. Accrued interest and penalties totaled $3.1 million as of June 30, 2007.
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
Note 5 — Long-term debt
     On November 10, 2005, the Company obtained a $1.2 billion senior secured credit facility that provides for a seven-year, $400.0 million term loan facility and a five-year, $800.0 million revolving loan facility. The revolving loan facility includes a $75.0 million letter of credit sub-facility and a $25.0 million swingline loan sub-facility. Upon the satisfaction of certain conditions, the Company will have the option to increase the total amount available under the senior credit facility by up to an additional $400.0 million (the “Incremental Availability”), in the form of incremental term loans or additional borrowings under the revolving facility.
     The Company is currently seeking an amendment to its senior credit facility to increase the amount of Incremental Availability to $550.0 million and is seeking commitments for a $550.0 million increase in revolver borrowings under the senior credit facility. The Company has no assurance that this amendment or such additional commitments will be obtained or the terms on which the amendment will be approved or such financing will be available. If this financing contains terms less favorable than those in the existing credit facility, the Company’s costs may increase and its business may be further restricted.
     At June 30, 2007, the Company’s principal debt outstanding primarily consisted of $522.0 million under the revolving loan facility and $394.0 million under the term loan facility. As of June 30, 2007, the amount of the revolving loan facility available for borrowing was $272.7 million, after giving effect to $5.3 million of outstanding letters of credit. All mandatory principal repayments have been made through June 30, 2007.
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
     In connection with obtaining the senior credit facilities on November 10, 2005, each of ACI’s subsidiaries (the “Guarantors”) entered into a guaranty (the “Guaranty”) pursuant to which the Guarantors guaranteed ACI’s obligations under the senior credit facilities. The obligations of ACI under the senior credit facilities, and of the Guarantors under the Guaranty, are secured by substantially all of the assets of ACI and the Guarantors.
     The agreement governing the senior credit facilities requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of June 30, 2007 and December 31, 2006, the Company was in compliance with all applicable covenants.

Note 6 — Stock-based compensation
     The Company has various stock incentive plans for directors, officers, employees, consultants and advisers of the Company. The plans permit the grant of options to purchase common stock intended to qualify as incentive stock options or non-qualified stock options and also provide for the award of restricted stock. The maximum number of shares available for issuance under the plans is 16.0 million (net of options that terminate or are canceled without being exercised), subject to certain limitations. The Compensation Committee of the Board of Directors administers the plans and has broad discretion to establish the terms of stock awards, including, without limitation, the power to set the term (up to 10 years), vesting schedule and exercise price of stock options.
     Stock-based compensation expense totaled $2.9 million and $2.1 million for the three months ended June 30, 2007 and 2006, respectively. During the first six months of 2007 and 2006, stock-based compensation expense was $5.8 million and $4.2 million, respectively. As of June 30, 2007, there was approximately $24.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted – average period of 3.4 years.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option pricing model)	$10.33	$6.94	$10.30	$7.36

Weighted-average assumptions:
Expected stock price volatility	35.9%	40.7%	36.3%	40.9%
Risk-free interest rate	4.9%	5.1%	4.8%	4.9%
Expected option life (years)	3.9	4.2	4.0	4.2
Expected annual dividend yield	1.2%	1.9%	1.3%	1.8%
     The following table summarizes information about stock option activity for the six months ended June 30, 2007:

		Weighted-	Weighted-Average	Aggregate
	Options	Average	Remaining	Intrinsic
	(Amounts in	Exercise	Contractual Term	Value (Amounts
	Thousands)	Price	(Years)	in Thousands)
Outstanding at December 31, 2006	6,233	$20.44
Granted	195	32.49
Exercised	(919)	17.48
Forfeited or expired	(139)	21.25

Outstanding at June 30, 2007	5,370	$21.37	5.7	$114,731

Options exercisable at June 30, 2007	1,566	$15.11	5.1	$23,671
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on June 30, 2007. The intrinsic value of a stock option is the difference between the Company’s closing stock price on June 29, 2007 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $14.2 million and $5.0 million, respectively.
Note 7 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At June 30, 2007 and December 31, 2006, the estimated liabilities for unpaid and incurred but not reported claims totaled $10.4 million. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.
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
     The Company has provided an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $2.6 million as of June 30, 2007. The Company is obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds, as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through June 30, 2007, the Company had paid $2.1 million in shortfalls and other costs. As required by the agreements, the Company anticipates that it will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and has recorded a corresponding receivable as of June 30, 2007.
     Commitments. During 2005, a transportation development district (“TDD”) and a community improvement district were organized by the Company in St. Charles, Missouri to acquire land and develop and construct improvements to Riverbluff Drive, which is the roadway providing primary access to Ameristar St. Charles. The approximate estimated cost of the project is $20 million and is being funded by proceeds of $3.9 million from tax-exempt bonds issued by the TDD and advances to the TDD by the Company, which will be repaid through an additional 2 percent sales tax on non-gaming revenues at Ameristar St. Charles over a period of 30 years. The tax period can be extended up to 10 years if necessary to fully reimburse Ameristar for the project costs advanced. The bonds mature annually on April 1 during the period from 2006 to 2025.
     The Company is not a guarantor of the obligations of the TDD as they relate to the bonds. At June 30, 2007, the Company is owed $8.1 million by the TDD for reimbursable project costs. The costs include land purchases, legal and other professional fees, certain construction costs and relocation costs.

Note 8 — Acquisition of Resorts East Chicago
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
     Closing of the acquisition is subject to the receipt of approvals from the Indiana Gaming Commission and other regulatory authorities and satisfaction of other customary closing conditions. Closing of the acquisition is not subject to a financing condition. Assuming satisfaction of the closing conditions, the Company expects to complete the acquisition before the end of 2007 and possibly as early as September. The Company plans to finance the purchase by increasing the borrowing capacity under its senior credit facility as described in Note 5.

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
     In April 2007, we signed a definitive agreement to purchase Resorts East Chicago, a casino-hotel located in northwest Indiana, serving the Chicagoland market. This acquisition is expected to close by the end of 2007 and could occur as early as September.
     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those patrons spend per visit. Management uses various metrics to evaluate these factors. Key metrics include:
•	“Slots handle”/“Table games drop” — measurements of gaming volume;

•	“Win”/“Hold” percentages — the percentage of handle or drop that is won by the casino and recorded as casino revenue;

•	“Hotel occupancy rate” — the average percentage of available hotel rooms occupied during a period;

•	“Average daily room rate” — average price of occupied hotel rooms per day;

•	“REVPAR” — revenue per available room is a summary measure of hotel results that combines average daily room rate and hotel occupancy rate;

•	“Market share” — share of gross gaming revenues in each of our markets other than Jackpot and our share of gaming devices in the Jackpot market (Nevada does not publish separate gaming revenue statistics for this market);

•	“Fair share percentage” — a percentage of gross gaming revenues based on the number of gaming positions relative to the total gaming positions in the market;

•	“Admissions” — the number of patrons who enter our casinos in jurisdictions that record admissions; and

•	“Win per admission” — the amount of gaming revenues generated per admission.
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

     The following significant factors and trends should be considered in analyzing our operating performance:
•	Ameristar Black Hawk. For the fifth consecutive quarter, Ameristar Black Hawk experienced significant growth in business volume and strong financial results following its rebranding on April 1, 2006. Our initial investment to upgrade the property’s casino and restaurants, along with our focus on guest service and high quality food and gaming experiences, are key drivers of our continued success at Black Hawk. The property’s operating income increased $2.7 million and the related margin improved 11.5 percentage points over the prior-year second quarter. Our Black Hawk property’s market share has increased 43.4% to 16.2% since the rebranding. The addition of the planned hotel and spa will further position it as an Ameristar-class property, which we expect to drive greater growth in the future.

•	Ameristar Council Bluffs. Our Council Bluffs property continues to compete effectively, relative to its current share of gaming positions in the market, despite the March 2006 completion of a major expansion and rebranding of a larger land-based facility offered by the property’s primary competitor. Even with the increased competition, we continue to exceed our fair share in the market, while improving operating margins.

•	Ameristar Vicksburg. At Ameristar Vicksburg, business volumes remained higher relative to pre-Hurricane Katrina periods (2005). For the second quarter of 2007, operating income increased 5.0% year-over-year as a result of our profitability growth strategies, despite a decline in net revenues from the second quarter of 2006 when several Gulf Coast casinos were closed in the aftermath of Hurricane Katrina.

•	Acquisition of Resorts East Chicago. On April 3, 2007, we signed a definitive agreement to purchase Resorts East Chicago, a casino-hotel located in northwest Indiana, serving the Chicagoland market. This acquisition will allow us to enter the third largest commercial gaming market in the United States, and we believe it will create cash flow diversification and enhance our distribution channels. The acquisition is expected to close by the end of 2007 and could occur as early as September. Upon closing, we intend to begin implementation of our operating and marketing philosophies and concurrently upgrade certain areas of the facility, and we expect to rebrand the property under the Ameristar name within one year following closing. We believe these actions will improve the current financial performance of the property. Separately, we are also developing preliminary plans for a major expansion of the facility to significantly enlarge and improve the gaming area, enhance access to the casino, provide additional structured parking and upgrade the non-gaming amenities. The timing and scope of such project will depend on various factors, including legislative developments related to the possible expansion of casino gaming in Illinois.

•	Capital Investments in Properties. As discussed under “Liquidity and Capital Resources,” we currently have major capital improvement projects in progress at our St. Charles, Vicksburg and Black Hawk properties. Additionally, we expect to commence a major capital improvement project at our Council Bluffs property. Upon completion, each of these projects is expected to improve the competitiveness, revenues and operating cash flow of these respective properties. During construction, the operating performance of these properties may be subject to varying effects from construction disruption.

•	Market conditions. Our business can be adversely affected by economic downturns and instability, as we are dependent on discretionary spending by our customers. In the second quarter of 2007, all our markets except Black Hawk experienced slightly lower than anticipated revenue growth. In the second quarter, net revenues at each of our properties other than Kansas City outpaced the year-over-year change in its respective market largely as a result of the successful application of the profitability strategies.

•	Profitability growth strategies. We continue to see a positive impact from our shift in emphasis from market share leadership to profitability. The successful implementation of our growth in profitability strategies is evident by year-over-year increases in operating income margins across all our Ameristar-branded properties. For the quarter ended June 30, 2007, consolidated operating income margin improved 1.1 percentage points over the 2006 second quarter. In addition, for the quarter ended June 30, 2007, net revenues increased 2.7% as a result of our continued effective and efficient implementation of our targeted marketing programs.

Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Consolidated Cash Flow Information:
Net cash provided by operating activities	$36,689	$49,797	$97,382	$83,335

Net cash used in investing activities	$(97,293)	$(55,887)	$(162,241)	$(108,784)

Net cash provided by financing activities	$43,363	$9,618	$44,473	$30,695

Net Revenues:
Ameristar St. Charles	$71,737	$69,919	$145,513	$145,151
Ameristar Kansas City	63,019	61,488	127,590	127,198
Ameristar Council Bluffs	44,037	42,785	90,054	90,945
Ameristar Vicksburg	33,302	33,598	68,625	70,357
Ameristar Black Hawk	22,761	21,263	44,892	35,675
Jackpot Properties	18,373	17,530	35,700	33,351

Consolidated net revenues	$253,229	$246,583	$512,374	$502,677

Operating Income (Loss):
Ameristar St. Charles	$16,630	$16,167	$34,835	$33,585
Ameristar Kansas City	12,610	11,063	26,956	23,931
Ameristar Council Bluffs	12,098	10,549	24,686	23,363
Ameristar Vicksburg	10,902	10,386	23,690	22,898
Ameristar Black Hawk	4,515	1,778	8,856	1,560
Jackpot Properties	3,711	3,618	7,037	6,187
Corporate and other	(17,127)	(13,977)	(32,805)	(28,283)
Consolidated operating income	$43,339	$39,584	$93,255	$83,241

Operating Income Margins(1):
Ameristar St. Charles	23.2%	23.1%	23.9%	23.1%
Ameristar Kansas City	20.0%	18.0%	21.1%	18.8%
Ameristar Council Bluffs	27.5%	24.7%	27.4%	25.7%
Ameristar Vicksburg	32.7%	30.9%	34.5%	32.5%
Ameristar Black Hawk	19.8%	8.4%	19.7%	4.4%
Jackpot Properties	20.2%	20.6%	19.7%	18.6%
Consolidated operating income margin	17.1%	16.1%	18.2%	16.6%

(1)	Operating income margin is operating income (loss) as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		(Amounts in Thousands)
		(Unaudited)
Casino Revenues:
Slots	$224,893	$222,565	$456,143	$455,402
Table games	23,585	23,699	48,189	50,064
Other	2,870	2,723	6,011	5,733

Casino revenues	251,348	248,987	510,343	511,199

Non-Casino Revenues:
Food and beverage	32,010	32,325	64,881	66,549
Rooms	7,260	7,208	13,872	13,843
Other	7,447	7,321	14,116	14,262

Non-casino revenues	46,717	46,854	92,869	94,654

Less: Promotional Allowances	(44,836)	(49,258)	(90,838)	(103,176)

Total Net Revenues	$253,229	$246,583	$512,374	$502,677

     Net Revenues
     Consolidated net revenues for the quarter ended June 30, 2007 increased $6.6 million, or 2.7%, over the second quarter of 2006. The increase in consolidated net revenues was primarily attributable to increases over the prior-year second quarter of 7.0% at Ameristar Black Hawk, 2.9% at Ameristar Council Bluffs, 2.6% at Ameristar St. Charles and 2.5% at Ameristar Kansas City. The Black Hawk property continued to benefit from the rebranding while our other Ameristar-branded properties effectively reduced their promotional allowances as compared to the prior-year second quarter. Net revenues, as a percent of gross revenues, reached 85.0%, its highest level since we modified our profitability strategy in the second quarter of 2006.
     For the six months ended June 30, 2007, consolidated net revenues grew by $9.7 million, or 1.9%, from the corresponding 2006 period. A 25.8% increase in net revenues at Ameristar Black Hawk was slightly offset by decreases in net revenues at our Vicksburg (2.5%) and Council Bluffs (1.0%) properties. In addition to the rebranding, the Black Hawk property benefited from reduced construction disruption following the completion of the initial phase of our expansion activities in the first quarter of 2006. Our Vicksburg property’s net revenues were adversely impacted by restored Gulf Coast gaming capacity. At Ameristar Council Bluffs, net revenues declined mostly as a result of the enhanced competition following the March 2006 completion of a major expansion and rebranding of a nearby land-based casino.
     Operating Income
     In the second quarter of 2007, consolidated operating income increased $3.8 million, or 9.5%, from the second quarter of 2006. Consolidated operating income margin increased 6.2% from the prior-year second quarter. During the second quarter of 2007, all of our properties improved their operating income over the corresponding 2006 period with significant increases at our Black Hawk (153.9%), Council Bluffs (14.7%) and Kansas City (14.0%) properties. The growth in operating income was substantially attributable to Ameristar Black Hawk’s strong financial performance and the operating efficiencies created from the profitability initiatives implemented at each of our properties.

     Consolidated operating income was adversely affected by a $3.2 million (22.5%) increase in corporate expense. The increase resulted primarily from higher stock-based compensation expense and costs associated with our deferred compensation plan.
     Consolidated operating income for the six months ended June 30, 2007 increased $10.0 million (12.0%) from the first six months of 2006. During the first half of 2007, all our properties increased operating income over the same 2006 period. The improved operating income was mostly driven by increases of 467.7% at Ameristar Black Hawk and 12.6% at Ameristar Kansas City for the reasons mentioned above.
     Year to date, corporate expense increased $4.5 million, or 16.0%, compared to the first six months of 2006, due mostly to higher stock-based compensation expense, professional fees and costs related to the deferred compensation plan.
     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Interest cost	$15,693	$13,678	$30,579	$28,834
Less: Capitalized interest	(4,571)	(1,450)	(8,114)	(3,066)

Interest expense, net	$11,122	$12,228	$22,465	$25,768

Cash paid for interest, net of amounts capitalized	$10,998	$9,163	$22,249	$37,696

Weighted-average total debt balance outstanding	$906,784	$838,388	$900,421	$810,299

Weighted-average interest rate	6.8%	6.4%	6.8%	6.9%

     For the quarter ended June 30, 2007, consolidated interest expense, net of amounts capitalized, decreased $1.1 million (9.0%) from the 2006 second quarter. The decrease is due primarily to higher capitalized interest associated with our ongoing major construction projects. The increase in capitalized interest was partially offset by an increase in the average interest rate and a higher weighted average total debt outstanding.
     Year to date, consolidated interest expense, net of amounts capitalized, decreased $3.3 million (12.8%) from the first half of 2006. The decrease mostly resulted from higher capitalized interest in 2007 and the February 2006 redemption of our senior subordinated notes with borrowings under our new credit facility at substantially lower interest rates. The interest savings were partially offset by an increase from 2006 of $90.1 million in the weighted average total debt balance outstanding. As we continue to progress on our major construction projects, we expect that our debt will increase further. Additionally, when we place those assets in service over the next two years, we will no longer capitalize the interest on the associated debt, which will cause our net interest expense to rise.

     Income Taxes
     Our effective income tax rate was 46.5% for the quarter ended June 30, 2007, compared to 35.9% for the same period in 2006. For the six months ended June 30, 2007 and 2006, the effective income tax rate was 42.2% and 36.9%, respectively. The federal income tax statutory rate was 35% in all periods presented. The increase in our 2007 effective tax rates is mostly attributable to an adjustment of $2.3 million recorded in the second quarter of 2007 that resulted in the derecognition of certain state income tax benefits in accordance with FIN 48.
     Net Income
     For the three months ended June 30, 2007, consolidated net income decreased $0.8 million, or 4.2%, from the second quarter of 2006. Diluted earnings per share were $0.30 in the quarter ended June 30, 2007, compared to $0.32 in the corresponding prior-year quarter. Year-to-date 2007 net income doubled from the six-month period ended June 30, 2006. Diluted earnings per share were $0.71 for the first half of 2007, compared to $0.36 in the corresponding 2006 period. The $2.3 million adjustment to our state income tax expense adversely impacted diluted earnings per share by $0.04 for the three months and six months ended June 30, 2007. For the six months ended June 30, 2006, we incurred a charge relating to the loss on redemption of our senior subordinated notes of approximately $26.3 million that adversely impacted diluted earnings per share by $0.30.
Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Six Months Ended June 30,
	2007	2006
	(In Thousands)
Net cash provided by operating activities	$97,382	$83,335

Cash flows from investing activities:
Capital expenditures	(127,010)	(109,714)
(Decrease) increase in construction contracts payable	(1,684)	5,136
Proceeds from sale of assets	32	308
Increase in deposits and other non-current assets	(33,579)	(4,514)

Net cash used in investing activities	(162,241)	(108,784)

Cash flows from financing activities:
Cash dividends paid	(11,691)	(10,542)
Proceeds from revolving loan facility	52,000	440,000
Principal payments of long-term debt	(17,182)	(382,162)
Premium on early redemption of senior subordinated notes	—	(20,425)
Proceeds from stock option exercises	16,134	2,226
Excess tax benefit from stock option exercises	5,212	1,751
Debt issuance costs	—	(153)

Net cash provided by financing activities	44,473	30,695

Net (decrease) increase in cash and cash equivalents	$(20,386)	$5,246

     Our business is primarily conducted on a cash basis. Accordingly, operating cash flows tend to follow trends in our operating income. The increase in operating cash flows from 2006 to 2007 was mostly attributable to the improvement in consolidated operating income and a reduction in debt interest payments.
     Capital expenditures during the first half of 2007 were primarily related to the following major construction projects that are described below: our expansion at Ameristar St. Charles ($66.6 million), the Ameristar Black Hawk hotel project ($14.6 million) and our expansion at Ameristar Vicksburg ($8.0 million).
     Capital expenditures during the first half of 2006 included $34.5 million related to our expansion activities at Ameristar St. Charles, $24.9 million for capital improvement projects at Ameristar Black Hawk, $20.2 million for the acquisition of slot machines at all our properties and $13.0 million for the construction of a new parking garage at Ameristar Vicksburg.
     The following table summarizes our current major construction projects.

							Estimated Total	Expected Completion
Property	Gaming Positions		Guest Parking Spaces		Hotel Rooms		Project Costs	Date

	Current	Following Completion	Current	Following Completion	Current	Following Completion

Ameristar St. Charles

* Hotel/Spa/Pool	—	—	—	—	—	400	Included in $265	Dec. 2007
							million budget

* Parking Garage	—	—	4,000	5,000	—	—	Included in $265	1,000 spaces
							million budget	completed Feb.
								2007; 1,000 spaces
								in Dec. 2007

* Entertainment Venue	—	—	—	—	—	—	$15 million	Dec. 2007

Ameristar Vicksburg

* Casino Expansion	1,715	2,155	—	—	—	—	Included in $98	Mar. 2008
							million budget

* Parking Garage	—	—	1,200	2,200	—	—	Included in $98	Mar. 2008
							million budget

Ameristar Black Hawk

* Hotel/Spa/Pool	—	—	—	—	—	536	$220 million	2nd Half 2009

Ameristar Council Bluffs

* Casino Expansion	1,837	2,557	—	—	—	—	$100 million	Mid-2009
     At Ameristar St. Charles, we “topped off” the 25-story, all-suite hotel in June by placing the last beam atop the hotel structure. When completed, the hotel will have an indoor/outdoor swimming pool and a 7,000 square-foot full-service spa. This project also includes 19,200 square feet of meeting and conference facilities that were completed in the third quarter of 2006 and an additional 2,000-space parking garage, half of which was opened in February 2007. The remaining spaces are scheduled to be completed along with the hotel in December 2007.
     Additionally, the improvement of the roadway providing primary access to Ameristar St. Charles has been accelerated from 2008 into the current year, with completion expected to coincide with the opening of the hotel. Through enhanced access and the capacity to accommodate more traffic at peak periods, the road improvements will greatly reduce long-standing access constraints at the property. Lighting, landscaping and other aesthetic improvements will greatly enhance the guest arrival experience and complement our high quality facility. While construction disruption will impact business volumes and operating results at Ameristar St. Charles during the third and fourth quarters of 2007, we believe this project will provide an important advantage for the property after opening the hotel, particularly in light of a competitor opening a new facility in downtown St. Louis in late 2007.
     We organized a transportation development district (“TDD”) and a community improvement district in St. Charles, Missouri to acquire land and develop and construct improvements for the road improvement project. The approximate estimated cost of the project is $20 million and is being funded by proceeds of $3.9 million from tax-exempt bonds issued by the TDD and advances to the TDD by the Company, which will be repaid through an additional 2 percent sales tax on non-gaming revenues at Ameristar St. Charles over a period of 30 years.
     We have also decided to add several enhanced amenities to the St. Charles property. A new entertainment venue will be constructed in time for the hotel’s December 2007 opening. Other enhancements will include a new casino circle bar and improved casino flow and layout. We believe this master plan build out — the hotel, spa, pool, road improvements, new entertainment venue and additional upgrades — will further strengthen Ameristar St. Charles’ competitive position.
     The casino and parking expansion project at Ameristar Vicksburg continues to progress as planned. Dry-docking the casino vessel was completed in June 2007, and construction work on the gaming expansion project as well as the 1,000-space parking garage has started. As a result of this expansion, we are adding 440 gaming positions, which is a reduction from our original estimate of 800. We believe the expansion allows for a more spacious casino layout and it also accommodates a high-limit table games area, while allowing for more gaming positions as demand grows in the future. The expansion will also add two new restaurants, a VIP club and retail space to the Vicksburg property. The project remains on schedule and on budget. When complete, we expect this expansion to further strengthen Vicksburg’s long-standing dominant position in the market, as reflected by its 47 percent market share during the second quarter of 2007.
     We announced an expansion project at our Council Bluffs property on June 1, 2007, which was subsequently approved by the Iowa Racing and Gaming Commission. The expansion will double the current casino floor square footage and add approximately 600 new slot machines and 20 additional table games, including a poker room. By reducing capacity constraints during peak periods and providing an enhanced, more spacious casino experience, we expect this project will increase revenues at the property and grow the market overall.
     Construction is also proceeding on the site for Ameristar Black Hawk’s four-diamond-quality hotel. As previously reported, the project has suffered delays due to difficult site conditions. An unexpected relocation of utilities is now complete, and crews are again removing rock in preparation for the construction of the hotel tower. The project may experience additional delays and/or cost increases due to site conditions.
     For the six months ended June 30, 2007 and 2006, cash flows provided by financing activities were impacted by proceeds from employee stock option exercises, dividend payments, debt borrowings and principal payments on long-term debt. Additionally, financing cash flows during the first half of 2006 were impacted by the February 15, 2006 redemption of our senior subordinated notes with borrowings under our revolving loan facility.
     During each of the initial two quarters of 2007 and 2006, our Board of Directors declared quarterly cash dividends in the amount of $0.1025 per share and $0.09375 per share, respectively.
     At June 30, 2007, our principal debt outstanding primarily consisted of $522.0 million under the revolving loan facility and $394.0 million under the term loan facility. As of June 30, 2007, the amount of the revolving loan facility available for borrowing was $272.7 million, after giving effect to $5.3 million of outstanding letters of credit. All mandatory principal repayments have been made through June 30, 2007.
     The agreement governing the senior credit facilities requires us to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of June 30, 2007 and December 31, 2006, we were in compliance with all applicable covenants.
     On April 3, 2007, we entered into a Purchase Agreement with Resorts International Holdings, LLC. Pursuant to the Purchase Agreement, we agreed to acquire all of the outstanding membership interests of RIH Acquisitions IN, LLC, a wholly owned subsidiary of Resorts that owns and operates the Resorts East Chicago casino and hotel in East Chicago, Indiana, for $675.0 million in cash, subject to a post-closing working capital adjustment as provided in the Purchase Agreement. We made a $25.0 million escrow deposit toward the purchase price at the time we signed the Purchase Agreement. We plan to finance the purchase from available cash and borrowings under our senior credit facility, which is currently being amended as described below. Closing of the acquisition is not subject to a financing condition. Assuming satisfaction of various closing conditions, we expect to complete the acquisition in September 2007 or the fourth quarter of 2007.
     We are currently seeking an amendment to our senior credit facility to increase the amount of incremental availability to $550.0 million and are seeking commitments for a $550.0 million increase in revolver borrowings under the senior credit facility. We have no assurance that this amendment or such additional commitments will be obtained or the terms on which the amendment will be approved or such financing will be available. If this financing contains terms less favorable than those in the existing credit facility, our costs may increase and our business may be further restricted.

     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our amended senior credit facilities will be able to support our operations and liquidity requirements, including all of our currently planned capital expenditures and dividend payments on our Common Stock. However, if our existing sources of cash are insufficient to meet such needs, we will be required to seek additional financing or scale back our capital plans. Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants. Our ability to borrow funds under the senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of the senior credit facilities, for the preceding four fiscal quarters. As of June 30, 2007, in addition to the $272.7 million available for borrowing under the current senior credit facilities, we had $80.8 million of cash and cash equivalents, approximately $55.0 million of which were required for daily operations.
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
Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws and restrictions on smoking at our facilities) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and “Item 1A. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of the factors, risks and uncertainties that could affect our future results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of June 30, 2007, we had $916.0 million outstanding under our senior credit facilities, bearing interest at variable rates. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” At June 30, 2007, the average interest rate applicable to the senior credit facilities outstanding was 6.5%. An increase of one percentage point in the average interest rate applicable to the senior credit facilities outstanding at June 30, 2007 would increase our annual interest cost by approximately $9.2 million.
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
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second fiscal quarter of 2007.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our 2007 Annual Meeting of Stockholders was held on June 8, 2007.

(b)	and (c) The following table shows the tabulation of votes for all matters put to vote at our 2007 Annual Meeting of Stockholders.

Matters Put to Vote	For	Against/Withheld	Abstentions	Broker Non-Votes

Election of Carl Brooks as a Class C Director	54,540,348	1,378,822	0	0
Election of Gordon R. Kanofsky as a Class C Director	46,565,838	9,353,332	0	0
Election of J. William Richardson as a Class C Director	54,036,512	1,882,658	0	0
Proposal to approve an amendment to the Company’s Amended and Restated 1999 Stock Incentive Plan to increase the number of shares available for issuance thereunder to 16,000,000	36,977,489	15,432,047	32,490	3,477,144
Proposal to approve the Company’s Performance-Based Annual Bonus Plan	52,085,494	327,310	29,222	3,477,144
Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing

2.1	Purchase Agreement, dated as of April 3, 2007, by and between Resorts International Holdings, LLC and the Registrant (without Exhibits or Schedules).	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 3, 2007.

10.1	Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan, effective as of June 8, 2007.	Incorporated by reference to Appendix C to the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, filed under cover of Schedule 14A on April 30, 2007 (the “Proxy Statement”).

Exhibit
Number	Description of Exhibit	Method of Filing

10.2	Ameristar Casinos, Inc. Performance-Based Annual Bonus Plan.	Incorporated by reference to Appendix D to the Proxy Statement.

31.1	Certification of John M. Boushy, President and Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant
Date: August 9, 2007	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer