Form 10-Q
period 2007-09-30
AMERISTAR CASINOS INC
filed 2007-11-09
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐   Accelerated filer ☑    Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of November 5, 2007, 57,129,625 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q
INDEX

			Page No(s).

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	A.	Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006	2

	B.	Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2007 and September 30, 2006	3

	C.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and September 30, 2006	4

	D.	Notes to Condensed Consolidated Financial Statements	5 - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		13 - 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		23

Item 4.	Controls and Procedures		23

Part II. OTHER INFORMATION

Item 1A.	Risk Factors		24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		25

Item 6.	Exhibits		26 - 27

SIGNATURE			28
EXHIBIT 2
EXHIBIT 3(ii)
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$113,440	$101,140
Restricted cash	6,425	6,425
Accounts receivable, net	8,023	7,325
Income tax refunds receivable	2,086	2,164
Inventories	7,304	7,241
Prepaid expenses	15,027	11,689
Deferred income taxes	3,201	3,508

Total current assets	155,506	139,492

Property and Equipment, at cost:
Buildings and improvements	1,254,772	1,090,777
Furniture, fixtures and equipment	450,981	404,709

	1,705,753	1,495,486
Less: accumulated depreciation and amortization	(544,893)	(477,780)

	1,160,860	1,017,706

Land	83,138	81,481
Construction in progress	343,460	186,507

Total property and equipment, net	1,587,458	1,285,694

Excess of purchase price over fair market value of net assets acquired	347,032	76,988
Other intangible assets	224,330	—
Deposits and other assets	48,379	39,301

TOTAL ASSETS	$2,362,705	$1,541,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,756	$14,443
Construction contracts payable	34,149	25,657
Accrued liabilities	101,184	71,462
Current maturities of long-term debt	4,211	4,344

Total current liabilities	155,300	115,906

Long-term debt, net of current maturities	1,597,788	878,668
Deferred income taxes	71,740	91,528
Deferred compensation and other long-term liabilities	42,119	21,209

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 57,908,211 and 56,935,403 shares; Outstanding — 57,120,975 and 56,524,567 shares	579	569
Additional paid-in capital	230,309	199,951
Treasury stock, at cost (787,236 shares)	(17,674)	(8,014)
Retained earnings	282,544	241,658

Total stockholders’ equity	495,758	434,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,362,705	$1,541,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
REVENUES:
Casino	$266,045	$254,724	$776,389	$765,923
Food and beverage	33,612	33,478	98,493	100,027
Rooms	8,177	7,521	22,049	21,364
Other	7,903	7,803	22,018	22,065

	315,737	303,526	918,949	909,379
Less: Promotional allowances	50,365	49,948	141,202	153,123

Net revenues	265,372	253,578	777,747	756,256

OPERATING EXPENSES:
Casino	113,992	109,858	332,353	333,575
Food and beverage	17,812	17,219	51,294	51,398
Rooms	1,905	1,630	5,836	5,004
Other	5,115	5,162	14,532	14,768
Selling, general and administrative	58,013	50,068	164,306	151,807
Depreciation and amortization	22,532	23,329	70,051	69,859
Impairment loss on assets held for sale	50	59	166	350

Total operating expenses	219,419	207,325	638,538	626,761

Income from operations	45,953	46,253	139,209	129,495

OTHER INCOME (EXPENSE):
Interest income	867	739	1,717	2,115
Interest expense, net	(12,449)	(12,373)	(34,914)	(38,140)
Loss on early retirement of debt	—	—	—	(26,264)
Net (loss) gain on disposition of assets	(1,301)	(8)	(1,305)	113
Other	386	—	11	—

INCOME BEFORE INCOME TAX PROVISION	33,456	34,611	104,718	67,319
Income tax provision	13,482	13,526	43,523	25,586

NET INCOME	$19,974	$21,085	$61,195	$41,733

EARNINGS PER SHARE:
Basic	$0.35	$0.38	$1.07	$0.74

Diluted	$0.34	$0.37	$1.05	$0.73

CASH DIVIDENDS DECLARED PER SHARE	$0.10	$0.09	$0.31	$0.28

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	57,206	56,090	57,043	56,131

Diluted	58,293	57,184	58,303	57,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$61,195	$41,733

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,051	69,859
Amortization of debt issuance costs and debt discounts	969	803
Stock-based compensation expense	9,010	6,662
Loss on early retirement of debt	—	26,264
Net change in deferred compensation liability	(696)	217
Impairment loss on assets held for sale	166	350
Net loss (gain) on disposition of assets	1,305	(113)
Net change in deferred income taxes	11,482	(2,742)
Excess tax benefit from stock option exercises	(4,432)	(1,751)
Changes in operating assets and liabilities:
Restricted cash	—	49
Accounts receivable, net	3,727	42
Income tax refunds receivable	78	—
Inventories	179	(259)
Prepaid expenses	(2,128)	(4,618)
Accounts payable	380	(1,093)
Income taxes payable	—	(501)
Accrued liabilities	20,578	3,506

Net cash provided by operating activities	171,864	138,408

Cash Flows from Investing Activities:
Net cash paid for Resorts East Chicago acquisition	(671,420)	—
Capital expenditures	(196,218)	(173,117)
Increase in construction contracts payable	8,492	11,594
Proceeds from sale of assets	281	321
Increase in deposits and other non-current assets	(9,844)	(5,185)

Net cash used in investing activities	(868,709)	(166,387)

Cash Flows from Financing Activities:
Proceeds from revolving loan facility	737,000	460,000
Principal payments of long-term debt	(18,337)	(383,396)
Premium on early redemption of senior subordinated notes	—	(20,425)
Cash dividends paid	(17,539)	(15,784)
Proceeds from stock option exercises	16,915	2,603
Purchases of treasury stock	(9,660)	(8,014)
Excess tax benefit from stock option exercises	4,432	1,751
Debt issuance costs	(3,666)	(153)

Net cash provided by financing activities	709,145	36,582

Net Increase in Cash and Cash Equivalents	12,300	8,603

Cash and Cash Equivalents — Beginning of Period	101,140	106,145

Cash and Cash Equivalents — End of Period	$113,440	$114,748

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$30,684	$49,332

Cash paid for federal and state income taxes	$32,101	$29,748

Non-cash Investing and Financing Activities:
Acquisition of Resorts East Chicago
Fair value of non-cash assets acquired	$681,820	$—
Less net cash paid	(671,420)	—

Liabilities assumed	$10,400	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of consolidation and basis of presentation
     The accompanying condensed consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates eight casino properties in seven markets. The Company’s portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Black Hawk (serving the Denver, Colorado metropolitan area); Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest); and Resorts East Chicago (serving the Chicagoland area). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
     The Company acquired Resorts East Chicago on September 18, 2007. Accordingly, the condensed consolidated financial statements reflect Resorts East Chicago’s operating results only from the acquisition date.
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
     The weighted average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(Amounts in Thousands)
Weighted average number of shares outstanding - basic earnings per share	57,206	56,090	57,043	56,131

Dilutive effect of stock options	1,087	1,094	1,260	1,046

Weighted average number of shares outstanding - diluted earnings per share	58,293	57,184	58,303	57,177

     The potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 1.4 million and 2.8 million for the three months ended September 30, 2007 and 2006, respectively, and 1.3 million and 1.5 million for the nine months ended September 30, 2007 and 2006, respectively.
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

     The total amount of unrecognized tax benefits as of September 30, 2007 was $30.8 million, of which $3.8 million would affect the effective tax rate if recognized. The gross increase in the amount of unrecognized tax benefits during the nine months ended September 30, 2007 was $9.1 million, including: $3.3 million relating to the derecognition of certain state income tax benefits in prior periods; $4.9 million associated with the treatment of certain capital expenditures in prior periods that if recognized would not change the effective tax rate; $0.5 million relating to the derecognition of certain state income tax benefits in the current period and $0.4 million associated with the treatment of certain capital expenditures in the current period that if recognized would not change the effective tax rate. The gross decrease in the amount of unrecognized tax benefits during the nine months ended September 30, 2007 was $1.2 million. This decrease was mostly attributable to the recognition of tax benefits from tax positions taken in a prior period due to the completion of examination by taxing authorities.
     Interest and penalties related to income taxes are classified as income tax expense in the Company’s financial statements. Accrued interest and penalties totaled $3.6 million as of September 30, 2007.
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
Note 5 — Long-term debt
     On November 10, 2005, the Company obtained a $1.2 billion senior secured credit facility that provided for a seven-year, $400.0 million term loan facility and a five-year, $800.0 million revolving loan facility. The revolving loan facility includes a $75.0 million letter of credit sub-facility and a $25.0 million swingline loan sub-facility.
     On September 6, 2007, the Company amended its senior credit facility to increase the total amount of permitted incremental loan commitments from $400.0 million to $600.0 million. The amendment also increased the maximum permitted leverage ratio and senior leverage ratio (both as defined in the senior credit facility) for fiscal quarters ending on and after September 30, 2007; raised the interest rate add-on for the Company’s term loan by 50 basis points; and permitted the Company to acquire Resorts East Chicago for an amount (including related transaction costs and expenses) not to exceed $700.0 million, without reducing the amount the Company could spend for other permitted acquisitions. The Company paid one-time cash amendment fees totaling approximately $3.1 million. The incremental loans are subject to the same interest rates and terms of payment as the existing revolving loans. On September 18, 2007, the Company borrowed $660.0 million of revolving loans to fund the acquisition of Resorts East Chicago.
     At September 30, 2007, the Company’s principal debt outstanding primarily consisted of $1.2 billion under the revolving loan facility and $393.0 million under the term loan facility. As of September 30, 2007, the amount of the revolving loan facility available for borrowing was $187.7 million, after giving effect to $5.3 million of outstanding letters of credit. All mandatory principal repayments have been made through September 30, 2007.
     As a result of the amendment described above, the borrowing under the term loan facility now bears interest at the London Interbank Offered Rate (“LIBOR”) plus 200 basis points or the base rate plus 100 basis points, at the Company’s option. Borrowings under the revolving loan facility currently bear interest at LIBOR plus 100 basis points or the base rate plus 0 basis points. The LIBOR margin is subject to adjustment between 75 and 175 basis points and the base rate margin is subject to adjustment between 0 and 75 basis points, in each case depending on the Company’s leverage ratio.
     The agreement governing the senior credit facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of September 30, 2007, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 6.25:1, and maintain a senior leverage ratio, defined as senior debt divided by EBITDA, of no more than 5.25:1. As of September 30, 2007 and December 31, 2006, the Company’s leverage ratio was 4.72:1 and 3.33:1, respectively. The senior leverage ratio as of September 30, 2007 and December 31, 2006 was 4.71:1 and 3.32:1, respectively. As of September 30, 2007 and December 31, 2006, the Company was in compliance with all other applicable covenants.
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
     In connection with obtaining the senior credit facility on November 10, 2005, each of ACI’s subsidiaries (the “Guarantors”) entered into a guaranty (the “Guaranty”) pursuant to which the Guarantors guaranteed ACI’s obligations under the senior credit facility. The obligations of ACI under the senior credit facility, and of the Guarantors under the Guaranty, are secured by substantially all of the assets of ACI and the Guarantors.
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
     Stock-based compensation expense totaled $3.3 million and $2.5 million for the three months ended September 30, 2007 and 2006, respectively. During the first nine months of 2007 and 2006, stock-based compensation expense was $9.0 million and $6.7 million, respectively. As of September 30, 2007, there was approximately $22.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.

     The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost for the Company. There were no stock options granted during the quarter ended September 30, 2007. Accordingly, no fair value per share information is presented for that period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option pricing model)	$—	$6.88	$10.30	$6.95

Weighted-average assumptions:
Expected stock price volatility	—	39.0%	36.3%	39.2%
Risk-free interest rate	—	4.8%	4.8%	4.8%
Expected option life (years)	—	4.2	4.0	4.1
Expected annual dividend yield	—	1.8%	1.3%	1.8%
     The following table summarizes information about stock option activity for the nine months ended September 30, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	(Amounts in	Exercise	Term	Value (Amounts
	Thousands)	Price	(Years)	in Thousands)

Outstanding at December 31, 2006	6,233	$20.44
Granted	195	32.49
Exercised	(969)	17.39
Forfeited or expired	(188)	22.73

Outstanding at September 30, 2007	5,271	$21.37	5.4	$112,627

Options exercisable at September 30, 2007	1,601	$15.24	5.0	$24,394
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on September 30, 2007. The intrinsic value of a stock option is the difference between the Company’s closing stock price on September 28, 2007 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $15.0 million and $5.5 million, respectively.
Note 7 — Stock Repurchases
     On July 24, 2006, the Company’s Board of Directors approved the repurchase of up to 2.8 million shares of the Company’s Common Stock, representing approximately 5% of its issued and outstanding Common Stock, in a stock repurchase program. The shares may be repurchased from time to time during the three-year period ending July 24, 2009 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. During the quarter ended September 30, 2007, the Company repurchased 0.4 million shares at an average price of $25.65 per share. For the three months ended September 30, 2006, the Company repurchased 0.4 million shares at an average price of $19.49 per share. As of September 30, 2007, a total of 0.8 million shares have been repurchased at an aggregate cost of $17.7 million, an average of $22.43 per share.

Note 8 — Acquisition of Resorts East Chicago
     On September 18, 2007, the Company acquired all of the outstanding membership interests of RIH Acquisitions IN, LLC, an Indiana limited liability company (“RIH”), from Resorts International Holdings, LLC. RIH owns and operates the Resorts East Chicago casino and hotel in East Chicago, Indiana. Pursuant to the Purchase Agreement dated as of April 3, 2007, as subsequently amended, the purchase price is subject to a post-closing working capital adjustment as provided in the Purchase Agreement.
     The Company paid $671.4 million, net of cash acquired, for RIH. The Company financed the purchase of RIH by borrowing additional revolving loans under its senior credit facility as further described in Note 5. The Company incurred approximately $4.7 million in acquisition costs that were included in the purchase price and $3.7 million in capitalized debt issuance costs, which will be amortized as interest expense over the remaining term of the revolving credit facility.
     The acquisition was treated as a purchase transaction. Accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The final allocation of the purchase price will be completed within one year from the date of acquisition. The Company obtained a third-party valuation of the assets acquired and liabilities assumed, and preliminarily assigned the following values based upon the Company’s review of the third-party valuation:

September 18, 2007
(Amounts in Thousands)

Current assets, including $8,272 of cash acquired	$17,544
Property and equipment	177,270
Goodwill	270,947
Gaming license and other intangible assets	224,330
Assumed liabilities	(10,400)

Net assets acquired	$679,691

     The amount allocated to intangible assets includes the recognition of a customer list with an estimated value of $0.4 million and an estimated useful life of five years and a trade name with an estimated value of $1.2 million and an estimated useful life of six months. Goodwill and the gaming license, which has an indefinite life, are not amortized.
     The pro forma consolidated results of operations, as if the acquisition of Resorts East Chicago had occurred on January 1, 2006, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in Thousands, Except Per Share Data)
Pro Forma
Net revenues	$329,446	$325,016	$990,303	$979,342
Operating income	$56,486	$58,962	$176,790	$162,975
Net income	$20,205	$20,996	$62,862	$38,399
Basic earnings per common share	$0.35	$0.37	$1.10	$0.68
Diluted earnings per common share	$0.35	$0.37	$1.08	$0.67

Note 9 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At September 30, 2007 and December 31, 2006, the estimated liabilities for unpaid and incurred but not reported claims totaled $11.3 million and $10.4 million, respectively. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.
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
     The Company has provided an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $2.6 million as of September 30, 2007. The Company is obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds, as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through September 30, 2007, the Company had paid $2.3 million in shortfalls and other costs. As required by the agreements, the Company anticipates that it will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and has recorded a corresponding receivable as of September 30, 2007.

     Commitments. During 2005, a transportation development district (“TDD”) and a community improvement district were organized by the Company in St. Charles, Missouri to acquire land and develop and construct improvements to Riverbluff Drive, which is the roadway providing primary access to Ameristar St. Charles. The approximate estimated cost of the project is $17 million and is being funded by proceeds of $3.9 million from tax-exempt bonds issued by the TDD and advances to the TDD by the Company, which will be repaid through an additional 2 percent sales tax on non-gaming revenues at Ameristar St. Charles over a period of 30 years. The tax period can be extended up to 10 additional years if necessary to fully reimburse Ameristar for the project costs advanced. The bonds mature annually on April 1 during the period from 2006 to 2025.
     The Company is not a guarantor of the obligations of the TDD as they relate to the bonds. At September 30, 2007, the Company is owed $9.7 million by the TDD for reimbursable project costs. The costs include land purchases, legal and other professional fees, certain construction costs and relocation costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with eight properties in operation in Missouri, Iowa, Mississippi, Colorado, Nevada and Indiana. Our portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Black Hawk (serving the Denver, Colorado metropolitan area); Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest); and Resorts East Chicago (serving the Chicagoland area).
     We acquired Resorts East Chicago on September 18, 2007, and its operating results are included only from the acquisition date.
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
     The following significant factors and trends should be considered in analyzing our operating performance:

•	Ameristar Black Hawk. For the sixth consecutive quarter, Ameristar Black Hawk experienced significant growth in business volume and strong financial results following its rebranding in April 2006. Our initial investment to upgrade the property’s casino and restaurants, along with our focus on guest service and high quality food and gaming experiences, are key drivers of our continued success at Black Hawk. The property’s operating income increased $1.0 million and the related margin improved 2.9 percentage points over the prior-year third quarter. Our Black Hawk property’s market share has increased by 43.9% since the rebranding, improving from an 11.3% market share to a 16.2% market share. Upon their completion scheduled for the second half of 2009, the hotel and spa currently under construction will further position the property as an Ameristar-class facility that offers resort destination amenities and services that we believe are unprecedented in the Denver gaming market.

•	Ameristar Kansas City. During the third quarter of 2007, a combination of effective marketing and the ability to execute on an efficient operating model contributed to our Kansas City property achieving 14.8% operating income growth on a 1.8% increase in net revenues. For the three months and nine months ended September 30, 2007, Ameristar Kansas City’s operating income margin increased 2.4 percentage points over the same prior-year periods.

•	Ameristar Council Bluffs. During the third quarter of 2007, our Council Bluffs property reported a 3.4% decline in net revenues and a 5.6% decrease in operating income compared to the 2006 third quarter. The current quarter’s financial results were adversely impacted by softening in the Council Bluffs gaming market, which experienced a 3.2% contraction from the prior-year third quarter. The Council Bluffs gaming market shrunk for the second consecutive quarter. The Council Bluffs gaming market shrunk for the second consecutive quarter.

•	Ameristar Vicksburg. At Ameristar Vicksburg, business volumes remained higher relative to pre-Hurricane Katrina periods (2005). However, third quarter 2007 net revenues declined 2.8% and operating income was 5.9% lower than the same period in 2006, mostly as a result of construction-related disruption and, to a lesser extent, the recapture of business by re-opened Gulf Coast casinos.

•	Acquisition of Resorts East Chicago. On September 18, 2007, we completed the acquisition of Resorts East Chicago, a casino-hotel located in northwest Indiana, serving the Chicagoland area. This acquisition has allowed us to enter the third largest commercial gaming market in the United States, and we believe it will create cash flow diversification and enhance our distribution channels. Following the acquisition, we began making initial improvements to the property, including changing the slot machine mix and layout of games and making enhancements to the food and beverage venues. We currently expect that capital expenditures for these upgrades to the property will be in the range of $20 million to $25 million. One-time expenses in connection with the integration, enhancement and rebranding are expected to total between $5 million and $7 million, inclusive of the $0.3 million incurred in the 2007 third quarter. We are beginning to redirect the property’s marketing and promotional activities to maximize Resorts East Chicago’s revenue and profitability, replicating the strategies that have proven successful at Ameristar’s other properties. Upon completion of the property upgrades and the implementation of our operating and marketing programs, we anticipate launching the Ameristar brand in the Chicagoland market no later than the third quarter of 2008. The property’s competitiveness in this market is expected to progressively increase as the implementation of our operational and marketing approaches and the facility upgrades are completed. Separately, we are also developing preliminary plans for a major expansion of the facility to significantly enlarge and improve the gaming area, enhance access to the casino, provide additional structured parking and upgrade the non-gaming amenities. The timing and scope of such project will depend on various factors, including legislative developments related to the possible expansion of casino gaming in Illinois.

•	Capital Investments in Properties. As discussed under “Liquidity and Capital Resources,” we currently have major capital improvement projects in progress at our St. Charles, Vicksburg and Black Hawk properties. Additionally, we expect to commence a major capital improvement project at our Council Bluffs property. Upon completion, each of these projects is expected to improve the competitiveness, revenues and operating cash flow of these respective properties. During construction, the operating performance of these properties may be subject to varying adverse impacts from construction disruption.
Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Consolidated Cash Flow Information:
Net cash provided by operating activities	$74,482	$55,073	$171,864	$138,408

Net cash used in investing activities	$(706,468)	$(57,603)	$(868,709)	$(166,387)

Net cash provided by financing activities	$664,672	$5,887	$709,145	$36,582

Net Revenues:
Ameristar St. Charles	$71,091	$70,974	$216,604	$216,125
Ameristar Kansas City	63,464	62,350	191,054	189,549
Ameristar Council Bluffs	44,855	46,420	134,909	137,365
Ameristar Vicksburg	31,914	32,825	100,539	103,182
Ameristar Black Hawk	24,139	22,342	69,031	58,017
Jackpot Properties	20,733	18,667	56,434	52,018
Resorts East Chicago(1)	9,176	—	9,176	—

Consolidated net revenues	$265,372	$253,578	$777,747	$756,256

Operating Income (Loss):
Ameristar St. Charles	$16,959	$16,253	$51,794	$49,838
Ameristar Kansas City	13,488	11,745	40,443	35,676
Ameristar Council Bluffs	13,431	14,222	38,117	37,586
Ameristar Vicksburg	9,339	9,923	33,029	32,821
Ameristar Black Hawk	4,832	3,825	13,689	5,384
Jackpot Properties	4,567	3,963	11,604	10,150
Resorts East Chicago(1)	(331)	—	(331)	—
Corporate and other	(16,332)	(13,678)	(49,136)	(41,960)

Consolidated operating income	$45,953	$46,253	$139,209	$129,495

Operating Income Margins(2):
Ameristar St. Charles	23.9%	22.9%	23.9%	23.1%
Ameristar Kansas City	21.3%	18.8%	21.2%	18.8%
Ameristar Council Bluffs	29.9%	30.6%	28.3%	27.4%
Ameristar Vicksburg	29.3%	30.2%	32.9%	31.8%
Ameristar Black Hawk	20.0%	17.1%	19.8%	9.3%
Jackpot Properties	22.0%	21.2%	20.6%	19.5%
Resorts East Chicago(1)	(3.6%)	—	(3.6%)	—
Consolidated operating income margin	17.3%	18.2%	17.9%	17.1%

(1)	We acquired Resorts East Chicago on September 18, 2007, and operating results for that property are included only for the three and nine months ended September 30, 2007.

(2)	Operating income margin is operating income (loss) as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(Amounts in Thousands)
	(Unaudited)

Casino Revenues:
Slots	$238,648	$227,580	$694,791	$682,983
Table games	24,409	24,268	72,599	74,332
Other	2,988	2,876	8,999	8,608

Casino revenues	266,045	254,724	776,389	765,923

Non-Casino Revenues:
Food and beverage	33,612	33,478	98,493	100,027
Rooms	8,177	7,521	22,049	21,364
Other	7,903	7,803	22,018	22,065

Non-casino revenues	49,692	48,802	142,560	143,456

Less: Promotional Allowances	(50,365)	(49,948)	(141,202)	(153,123)

Total Net Revenues	$265,372	$253,578	$777,747	$756,256

     Net Revenues
     Consolidated net revenues for the quarter ended September 30, 2007 increased $11.8 million, or 4.7%, over the third quarter of 2006. The increase in consolidated net revenues was primarily attributable to Resorts East Chicago, which contributed $9.2 million following its acquisition on September 18, 2007. Additionally, consolidated net revenues benefited from third quarter increases over the prior-year third quarter of 11.1% at the Jackpot properties, 8.0% at Ameristar Black Hawk and 1.8% at Ameristar Kansas City. Third quarter 2007 slot revenues increased $1.9 million at the Jackpot properties and our Black Hawk property continued to benefit from its rebranding. During the third quarter of 2007, net revenues at the Council Bluffs and Vicksburg properties declined 3.4% and 2.8%, respectively, from the same period in 2006. Our Vicksburg property’s net revenues were adversely impacted by ongoing construction disruption and, to a lesser extent, by restored Gulf Coast gaming capacity. In Council Bluffs, our net revenues declined mostly as a result of softening gaming market conditions.
     For the nine months ended September 30, 2007, consolidated net revenues grew by $21.5 million, or 2.8%, from the corresponding 2006 period. A 19.0% increase in net revenues at Ameristar Black Hawk was slightly offset by decreases in net revenues at our Vicksburg (2.6%) and Council Bluffs (1.8%) properties. In addition to the rebranding, the Black Hawk property benefited from reduced construction disruption following the completion of the initial phase of our expansion activities in the first quarter of 2006. Our Jackpot properties increased net revenues by 8.5% over the same nine-month period in 2006, mostly due to improved slot performance.
     Operating Income
     In the third quarter of 2007, consolidated operating income was flat compared to the third quarter of 2006. A 0.9 percentage point decrease in consolidated operating income margin from the prior-year third quarter was mostly attributable to the acquisition of Resorts East Chicago. During the third quarter of 2007, operating income increased at our properties in Black Hawk (26.3%), Jackpot (15.2%), Kansas City (14.8%) and St. Charles (4.3%) over the corresponding 2006 period. The growth in operating income at these properties was offset by a 19.4% increase in corporate expense and declines in operating income at our Vicksburg (5.9%) and Council Bluffs (5.6%) properties, as compared to the 2006 third quarter.
     We continue to implement our effective and efficient targeted marketing programs at all our properties. As a result, at our Missouri properties, operating income growth exceeded net revenue growth during the 2007 third quarter. Operating income decreases at our Vicksburg and Council Bluffs properties were mostly attributable to reduced revenues in markets that have experienced recent contraction. For the quarter ended September 30, 2007, the increase in corporate expense over the corresponding prior-year period was mostly attributable to acquisition-related integration costs, higher stock-based compensation expense and an increase in other benefit-related costs.
     Consolidated operating income for the nine months ended September 30, 2007 increased $9.7 million (7.5%) over the first nine months of 2006. Year to date, all properties (excluding the recently acquired East Chicago property) have increased operating income over the same nine-month period in 2006. The improved operating income was mostly driven by increases of 154.3% at Ameristar Black Hawk and 13.4% at Ameristar Kansas City, for the reasons mentioned above.
     Year to date, corporate expense increased $7.2 million, or 17.1%, compared to the first nine months of 2006, due mostly to higher stock-based compensation expense, professional fees, costs related to our deferred compensation plan and East Chicago integration expenses.
     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in Thousands)

Interest cost	$17,819	$14,579	$48,398	$43,413
Less: Capitalized interest	(5,370)	(2,206)	(13,484)	(5,273)

Interest expense, net	$12,449	$12,373	$34,914	$38,140

Cash paid for interest, net of amounts capitalized	$8,435	$11,636	$30,684	$49,332

Weighted-average total debt balance outstanding	$1,016,035	$845,707	$935,239	$829,321

Weighted-average interest rate	6.9%	6.7%	6.8%	6.9%

     For the quarter ended September 30, 2007, consolidated interest expense, net of amounts capitalized, was relatively unchanged from the 2006 third quarter. An increase in capitalized interest was offset by an increase in the average interest rate and a higher weighted-average total debt outstanding.
     Year to date, consolidated interest expense, net of amounts capitalized, decreased $3.2 million (8.5%) from the first nine months of 2006. The decrease mostly resulted from higher capitalized interest in 2007 and the February 2006 redemption of our senior subordinated notes with borrowings under our new credit facility at substantially lower interest rates. The interest savings were partially offset by an increase from 2006 of $105.9 million in the weighted-average total debt outstanding.

     We expect our net interest expense to increase for the foreseeable future due to a higher debt balance and larger interest rate add-ons resulting from our financing of the East Chicago acquisition. Additionally, as we continue to progress on our major construction projects, we expect that our debt will increase further. When we place those assets in service over the next two years, we will no longer capitalize the interest on the associated debt, which will also cause our net interest expense to rise.
     Income Taxes
     Our effective income tax rate was 40.3% for the quarter ended September 30, 2007, compared to 39.1% for the same period in 2006. For the nine months ended September 30, 2007 and 2006, the effective income tax rate was 41.6% and 38.0%, respectively. The federal income tax statutory rate was 35% in all periods presented. The increase in our third quarter effective tax rate is primarily due to the state income tax impact from the acquisition of Resorts East Chicago. Year to date, the increase in the effective tax rate is mostly attributable to an adjustment of $2.3 million recorded in the second quarter of 2007 that resulted in the derecognition of certain state income tax benefits in accordance with FIN 48.
     Net Income
     For the three months ended September 30, 2007, consolidated net income decreased $1.1 million, or 5.3%, from the third quarter of 2006. Diluted earnings per share were $0.34 in the quarter ended September 30, 2007, compared to $0.37 in the corresponding prior-year quarter. Year-to-date 2007 net income increased $19.5 million, or 46.6%, from the nine-month period ended September 30, 2006. Diluted earnings per share were $1.05 for the first nine months of 2007, compared to $0.73 in the corresponding 2006 period. The $2.3 million adjustment to our state income tax expense adversely impacted diluted earnings per share by $0.04 for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, we incurred a charge relating to the loss on redemption of our senior subordinated notes of approximately $26.3 million that adversely impacted diluted earnings per share by $0.30.

Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Nine Months Ended
	September 30,
	2007	2006
	(In Thousands)
Net cash provided by operating activities	$171,864	$138,408

Cash flows from investing activities:
Net cash paid for Resorts East Chicago acquisition	(671,420)	—
Capital expenditures	(196,218)	(173,117)
Increase in construction contracts payable	8,492	11,594
Proceeds from sale of assets	281	321
Increase in deposits and other non-current assets	(9,844)	(5,185)

Net cash used in investing activities	(868,709)	(166,387)

Cash flows from financing activities:
Proceeds from revolving loan facility	737,000	460,000
Principal payments of long-term debt	(18,337)	(383,396)
Premium on early redemption of senior subordinated notes	—	(20,425)
Cash dividends paid	(17,539)	(15,784)
Proceeds from stock option exercises	16,915	2,603
Purchases of treasury stock	(9,660)	(8,014)
Excess tax benefit from stock option exercises	4,432	1,751
Debt issuance costs	(3,666)	(153)

Net cash provided by financing activities	709,145	36,582

Net increase in cash and cash equivalents	$12,300	$8,603

     Our business is primarily conducted on a cash basis. Accordingly, operating cash flows tend to follow trends in our operating income. The increase in operating cash flows from 2006 to 2007 was mostly attributable to the improvement in consolidated operating income and a reduction in debt interest payments.

     Capital expenditures during the first nine months of 2007 and 2006 were primarily related to our expansion at Ameristar St. Charles, Ameristar Black Hawk capital improvement projects, our expansion at Ameristar Vicksburg and the acquisition of slot machines. The following table summarizes our capital spending activity for the nine months ended September 30, 2007 and 2006 and our construction in progress as of September 30, 2007:

	Nine Months	Nine Months	Construction in
	Ended	Ended	Progress at
	September 30,	September 30,	September 30,
Capital Expenditures by Project	2007	2006	2007
	(In Thousands)

St. Charles expansion	$103,048	$60,528	$208,703
Black Hawk expansion	21,233	36,934	50,373
Vicksburg expansion	13,754	19,326	46,307
Other construction projects	17,768	20,564	37,448

Total construction projects	$155,803	$137,352	$342,831

Capitalized interest	13,484	5,273	—
Slot machines	8,076	25,628	—
Other fixed asset purchases	18,855	4,864	630

Total capital expenditures	$196,218	$173,117	$343,461

     Our major development project at Ameristar St. Charles was originally scheduled for a December 2007 completion and opening. However, recent delays have been encountered on the project, which we are addressing through negotiations with our general contractor. Work is continuing on the project, which includes a 25-story, 400-room all-suite hotel with an indoor/outdoor swimming pool and a 7,000 square-foot, full-service spa. Management is focused on resolving the outstanding issues facing the project and is seeking to open the hotel, pool and spa as soon as possible without material impacts on the budget or schedule.
     Additionally, construction work continues on the roadway project to improve the primary access to Ameristar St. Charles. When completed, which is anticipated to be in December 2007, the new boulevard will greatly reduce long-standing access constraints to the property by accommodating more traffic at peak periods, as well as upgrading the aesthetics of the approach to the property, including improved lighting and landscaping. While construction disruption will impact business volumes and operating results at Ameristar St. Charles during the fourth quarter of 2007, we believe this project will provide an important advantage for the property after opening the hotel, particularly in light of a competitor opening a new facility in downtown St. Louis in late 2007.
     We organized a transportation development district (“TDD”) and a community improvement district in St. Charles, Missouri to acquire land and develop and construct improvements for the roadway improvement project. The approximate estimated cost of the project is $17 million and is being funded by proceeds of $3.9 million from tax-exempt bonds issued by the TDD and advances to the TDD by the Company, which will be repaid through an additional 2 percent sales tax on non-gaming revenues at Ameristar St. Charles over a period of 30 years.
     We have also decided to add several enhanced amenities to the St. Charles property. A new nightclub will open in December 2007. Other enhancements will include a new casino circle bar and improved casino flow and layout. We believe this master plan build-out — the hotel, spa, pool, road improvements, nightclub, casino circle bar and additional upgrades — will further strengthen Ameristar St. Charles’ competitive position.

     The casino and parking expansion project at Ameristar Vicksburg is progressing. Both the 1,000-space parking garage and the expanded gaming facility, which will include 440 additional gaming positions, two new restaurants, a VIP club and retail space, are now expected to open in the second quarter of 2008. In addition, a $12 million renovation to the 149-room hotel commenced in August 2007 and is expected to be completed in December 2007. When the expansion and renovation are complete, we expect this property to further strengthen its long-standing dominant position in the market, as reflected by its 46 percent market share during the third quarter of 2007.
     In June 2007, we announced a $100 million expansion plan for our Council Bluffs property. The project will add 60,000 square feet to the existing facility and double the current casino floor square footage. The project, which is in the design stage, is expected to be completed in mid-2009 and is subject to the receipt of all necessary approvals. By reducing capacity constraints during peak periods and providing an enhanced, more spacious casino experience, we expect this project will increase revenues at the property and grow the market overall.
     Despite previously reported delays due to difficult geological site conditions, construction on the Ameristar Black Hawk 536-room, four-diamond-quality hotel is progressing on schedule. Extensive rock excavation and removal, which is making way for work to begin on the main portion of the 33-story hotel tower, is expected to be finished in early November 2007.
     For the nine months ended September 30, 2007 and 2006, cash flows provided by financing activities were impacted by debt borrowings, principal payments on long-term debt, dividend payments, proceeds from employee stock option exercises and purchases of treasury stock. Additionally, financing cash flows during the first nine months of 2006 were impacted by the February 15, 2006 redemption of our senior subordinated notes with borrowings under our revolving loan facility.
     During each of the initial three quarters of 2007 and 2006, our Board of Directors declared quarterly cash dividends in the amount of $0.1025 per share and $0.09375 per share, respectively.
     On September 6, 2007, we amended our senior credit facility to increase the total amount of permitted incremental loan commitments from $400.0 million to $600.0 million. The amendment also increased the maximum permitted leverage ratio and senior leverage ratio (both as defined in the senior credit facility) for fiscal quarters ending on and after September 30, 2007, raised the interest rate add-on for our term loan by 50 basis points and permitted us to acquire Resorts East Chicago for an amount (including related transaction costs and expenses) not to exceed $700.0 million, without reducing the amount we could spend for other permitted acquisitions. We paid one-time cash amendment fees totaling approximately $3.1 million. The incremental loans are subject to the same interest rates and terms of payment as the existing revolving loans.
     At September 30, 2007, our principal debt outstanding primarily consisted of $1.2 billion under the revolving loan facility and $393.0 million under the term loan facility. As of September 30, 2007, the amount of the revolving loan facility available for borrowing was $187.7 million, after giving effect to $5.3 million of outstanding letters of credit. All mandatory principal repayments have been made through September 30, 2007.
     The agreement governing the senior credit facilities requires us to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of September 30, 2007 and December 31, 2006, we were in compliance with all applicable covenants.
     On September 18, 2007, we acquired all of the outstanding membership interests of RIH Acquisitions IN, LLC (“RIH”) from Resorts International Holdings, LLC. RIH owns and operates Resorts East Chicago. Pursuant to the Purchase Agreement dated as of April 3, 2007, as subsequently amended, the purchase price is subject to a post-closing working capital adjustment as provided in the Purchase Agreement. We paid $671.4 million, net of cash acquired, for RIH. We financed the purchase of RIH by borrowing additional revolving loans under our senior credit facility as described above. We incurred approximately $4.7 million in acquisition costs that were included in the purchase price and $3.7 million in capitalized debt issuance costs, which will be amortized to interest expense over the remaining term of the revolving credit facility.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our amended senior credit facilities will be able to support our operations and liquidity requirements, including all of our currently planned capital expenditures and dividend payments on our Common Stock. However, if our existing sources of cash are insufficient to meet such needs, we will be required to seek additional financing or scale back our capital plans. Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants. Our ability to borrow funds under the senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of the senior credit facilities, for the preceding four fiscal quarters. As of September 30, 2007, in addition to the $187.7 million available for borrowing under the current senior credit facilities, we had $113.4 million of cash and cash equivalents, approximately $65.0 million of which were required for daily operations.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation
S-K.
Critical Accounting Policies and Estimates
     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, stock-based compensation expense, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws and restrictions on smoking at our facilities) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Risk Factors” in this Quarterly Report and “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of the factors, risks and uncertainties that could affect our future results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of September 30, 2007, we had $1.6 billion outstanding under our senior credit facilities, bearing interest at variable rates. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” At September 30, 2007, the average interest rate applicable to the senior credit facilities outstanding was 6.7%. An increase of one percentage point in the average interest rate applicable to the senior credit facilities outstanding at September 30, 2007 would increase our annual interest cost by approximately $16.0 million.
     Substantially all of our long-term debt is subject to variable interest rates. We continue to monitor interest rate markets and, in order to control interest rate risk, may enter into interest rate collar or swap agreements or other derivative instruments as market conditions warrant. We may also choose to refinance a portion of our variable rate debt through the issuance of long-term fixed-rate debt.
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
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and President and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the third fiscal quarter of 2007.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, there have been certain developments that change or add to the uncertainties and risks that might materially adversely affect our business, financial position, results of operations or cash flows. These new risk factors or material changes to our previously disclosed risk factors are discussed below. You should also carefully consider all of the other risk factors that we discuss in “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006.
The Estate of Craig H. Neilsen owns a majority of our common stock, controls our affairs and may have interests that differ from those of other holders of our common stock.
     Craig H. Neilsen, our founder and former Chairman of the Board and Chief Executive Officer, died on November 19, 2006. At the time of his death, Mr. Neilsen beneficially owned approximately 56% of our outstanding Common Stock. As a result of his death, these shares passed by operation of law to Mr. Neilsen’s estate (the “Estate”). The co-executors of the Estate are Ray H. Neilsen, our Co-Chairman of the Board and Senior Vice President, and Gordon R. Kanofsky, our Co-Chairman of the Board and Executive Vice President. Craig H. Neilsen’s estate plan provides that 25,000,000 shares of our Common Stock owned by the Estate (or approximately 44% of our shares currently outstanding) will ultimately pass to The Craig H. Neilsen Foundation, a private foundation primarily focused on funding spinal cord injury research and treatment (the “Foundation”). Messrs. Neilsen and Kanofsky serve as the co-trustees of the Foundation, and they also serve on the Foundation’s five-person board of directors. As officers and directors of ACI, executors of the Estate and trustees and directors of the Foundation, Messrs. Neilsen and Kanofsky are subject to certain conflicts of interest.
     Through their roles as directors and officers of ACI and in light of their control over a majority of our Common Stock, Messrs. Neilsen and Kanofsky jointly have the ability to control our operations and affairs, including the election of the entire Board of Directors and, except as otherwise provided by law, other matters that may be submitted to a vote of the stockholders, including a merger, consolidation or sale of our assets. As a result, actions that may be supported by a majority of the other stockholders, including the issuance of additional shares of Common Stock to finance acquisitions or other growth opportunities, could be blocked by Messrs. Neilsen and Kanofsky.
     In addition, the Estate’s ownership affects the liquidity in the market for our Common Stock and sales by the Estate could affect the price of our Common Stock. Messrs. Neilsen and Kanofsky, as co-executors of the Estate, disclosed in a Schedule 13D amendment filed with the Securities and Exchange Commission on October 22, 2007 that, on behalf of the Estate, they will continue to review the Estate’s liquidity needs and other factors impacting the Estate’s investment in our Common Stock and may evaluate strategic alternatives to the Estate’s holdings in the Company, including possible sales of some or all of our Common Stock held by the Estate or one or more transactions that could influence or change control of the Company. Some of the factors influencing the Estate’s investment decisions with respect to our Common Stock may not be relevant to other holders of our Common Stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended September 30, 2007, the Company purchased the following shares of our outstanding Common Stock.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the Plans or
Period	Shares Purchased	Paid per Share	Plans or Programs(1)	Programs

July 1, 2007 — July 31, 2007	0	N/A	0	2,389,164

August 1, 2007 — August 31, 2007	376,400	$25.65	787,236	2,012,764

September 1, 2007 — September 30, 2007	0	N/A	0	2,012,764

Total	376,400		787,236

(1)	On July 24, 2006, our Board of Directors approved a program for the Company to repurchase up to an aggregate of 2,800,000 shares of our outstanding Common Stock. The program was publicly announced on July 26, 2006. The shares may be repurchased from time to time during the three-year period ending July 24, 2009 in open market transactions or privately negotiated transactions, at our discretion. We did not previously have a stock repurchase program in effect. All shares repurchased by the Company during the quarter ended September 30, 2007 were repurchased pursuant to the program in open market transactions.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing

2	Amendment No. 1 to Purchase Agreement, dated as of September 17, 2007, among Resorts International Holdings, LLC, ACI and Ameristar East Chicago Holdings, LLC	Filed electronically herewith.

3(ii)	Bylaws of ACI, as amended to date	Filed electronically herewith.

4.1	Second Amendment to Credit Agreement, dated as of August 31, 2007, among ACI, the various Lenders party thereto and Deutsche Bank Trust Company Americas (“DBTCA”), as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on September 11, 2007.

4.2	Incremental Commitment Agreement, dated September 18, 2007, among ACI, the various Lenders party thereto and DBTCA	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on September 21, 2007.

10.1	Ameristar Casinos, Inc. Change in Control Severance Plan	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on November 1, 2007.

10.2	Ameristar Casinos, Inc. Amended and Restated Deferred Compensation Plan	Filed electronically herewith.

10.3	Redevelopment Project Lease, dated as of October 19, 1995, between the City of East Chicago, Indiana (the “City”) and Showboat Marina Partnership (“SMP”), as subsequently amended and assigned by Lease Assignment and Assumption Agreement, dated as of March 28, 1996, between SMP and Showboat Marina Casino Partnership (“SMCP”); Acknowledgement of Commencement Date of Redevelopment Project Lease and Notice of Election to Take Possession of Leased Premises, dated as of March 28, 1996, between the City and SMCP; First Amendment to Redevelopment Project Lease, dated as of March 28, 1996, between the City and SMCP; Second Amendment to Redevelopment Project Lease, dated as of January 20, 1999, between the City and SMCP; Assignment and Assumption of Lease, dated as of April 26, 2005, between SMCP and RIH Acquisitions IN, LLC (“RIH Acquisitions”); Assignment and Assumption of Lease, dated as of October 25, 2006, between RIH Acquisitions and RIH Propco IN, LLC; and Memorandum of Merger of Leasehold Interests, dated as of September 18, 2007, between RIH Acquisitions and the City	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing

10.4	Documents comprising the local development agreement between the City and RIH Acquisitions, consisting of: letter agreement dated April 8, 1994 between SMP and Robert A. Pastrick, Mayor of the City of East Chicago, Indiana (the “Mayor”); letter dated April 18, 1995 from SMP to the Mayor; Side Agreement: East Chicago Second Century, Inc., dated as of December 22, 1998, among SMP, Waterfront Entertainment and Development, Inc. (“Waterfront”), Thomas S. Cappas (“Cappas”) and Michael A. Pannos (“Pannos”); Confirmation of Agreement and Implementation: East Chicago Second Century, Inc., dated as of February 26, 1999, Among SMP, Waterfront, Cappas and Pannos: and Memorandum of Understanding, dated August 25, 2000, between SMCP and the City	Filed electronically herewith.

31.1	Certification of John M. Boushy, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant
Date: November 9, 2007	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer