Form 10-K
period 2007-12-31
AMERISTAR CASINOS INC
filed 2008-02-29
CIK 912145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-22494
AMERISTAR CASINOS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0304799
State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization
3773 Howard Hughes Parkway
Suite 490 South
Las Vegas, Nevada 89169
(Address of Principal Executive Offices)
Registrant’s Telephone Number, including area code: (702) 567-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as June 29, 2007:	$914,751,898
Number of shares of Common Stock outstanding as of February 15, 2008:	57,189,255
Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

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
PART I
     Item 1. Business
     Introduction
     Ameristar is a top-quality developer, owner and operator of casino entertainment facilities in local and regional markets. Founded in 1954, Ameristar has been a public company since November 1993. We have eight properties in seven markets, which include Resorts East Chicago – a recently acquired property located in East Chicago, Indiana, 25 miles from downtown Chicago.
     Our goal is to utilize our high-quality facilities and products and our strong focus on superior guest service to effectively compete in each of our markets and to drive growth that creates value for our stockholders. We anticipate that our growth will come from disciplined expansions at selected properties and through strategic acquisitions and new developments. Currently, we are expanding and upgrading four properties and in the process of rebranding our newly acquired East Chicago property, which is scheduled to be completed by the third quarter of 2008.
     The Ameristar experience differentiates us from our competitors in the markets in which we operate. That experience is built upon our high-quality facilities and products we provide, such as slots, food, lodging, entertainment and the friendly and efficient service our 9,000 team members offer to our guests. Our casinos feature spacious gaming floors and typically have the greatest number of games in our markets. We focus on providing our guests with games they want to play and design the flow of the casino floor so that the right games are in the right places, with convenient access to other amenities, which creates a more entertaining experience for our guests.
     Most of our revenue comes from slot play, and we also offer a wide range of popular table games, including blackjack, craps, roulette and poker in the majority of our markets. We set competitive minimum and maximum betting limits based on each market. Our gaming revenues are derived from a broad base of customers, and at most properties we do not depend upon high-stakes players. We extend gaming credit at our properties in Indiana, Mississippi and Nevada, and credit represents a significant amount of table games play at Resorts East Chicago.
     We generally offer a greater variety of quality dining choices than the other casinos in our markets. Our signature restaurant concepts include warm and intimate steakhouses, elaborate buffets and 24-hour casual dining restaurants, along with sports bars featuring the most advanced audio-visual technology in their markets. Whether in our upscale steakhouses or quick service delis, our emphasis is on quality in all aspects of the dining experience – food, service, ambiance, facilities – at every price point. The private Star Clubs offer our Star Awards members an exclusive place to relax at all Ameristar-branded properties. Our total entertainment strategy includes a wide range of entertainment, showcasing live local, regional and national talent. Our hotels provide the highest quality lodging experience with two of our hotels holding the prestigious AAA Four Diamond designation.
     The following table presents selected statistical and other information concerning our properties as of February 22, 2008.

	Ameristar	Ameristar		Ameristar	Resorts	Ameristar	Ameristar	The Jackpot
	St. Charles	Kansas City		Council Bluffs	East Chicago(1)	Vicksburg	Black Hawk(1)	Properties(2)
Opening Year	1994	1997		1996	1997	1994	2001	1956
Acquisition Year	2000	2000		—	2007	—	2004	—
Casino Square Footage (approx.)	130,000	140,000		38,500	56,000	44,500	56,000	29,000
Slot Machines (approx.)	3,000	3,015		1,600	1,900	1,390	1,640	950
Table Games	97 (3)	105	(3)	33	76 (3)	36	26 (3)	36 (3)
Hotel Rooms	159 (4)	184		444 (5)	290	149	—	416
Restaurants/Bars	7/12	11/9	(6)	4/4	6/2	3/3	3/3	5/4
Restaurant/Bar Seating Capacity	1,613/166	1,910/507	(6)	1,030/61	734/33	830/54	479/112	534/113
Guest Parking Spaces (approx.)	6,280	7,150		3,000	2,220	1,200	1,550	1,100
Other Amenities	HOME, a 17,500-Square-Foot Nightclub; Lixx Casino Circle Bar; 19,200-Square-Foot Conference and Meeting Center Featuring Two Ballrooms, Five Meeting Rooms and an Executive Board Room; 300-Seat VIP Players’ Club; Gift Shop; Amusement Arcade	1,400-Seat Entertainment Facility; 18-Screen Movie Theater (7); 85-seat VIP Players’ Club; Gift Shop; Kids Quest Children’s Activity Center (7); Amusement Arcade (7)		Meeting Space; 75-Seat VIP Players’ Club; Indoor Swimming Pool; Exercise Facility; Gift Shop; Kids Quest Children’s Activity Center (7); Amusement Arcade	550-Seat Ballroom; 151-Seat Elite Lounge; 31-Seat Ultra Lounge; Gift Shop; Winners Square Promotion Center	Meeting Space; Swimming Pool; Gift Shop; Service Station; Convenience Store; Subway Restaurant Franchise; RV Park	78-Seat VIP Players’ Club; Starbucks Coffee Bar; Gift Shop	3,940-Seat Outdoor Entertainment Facility; 318-Seat Showroom; Meeting Space; Sports Book(7); Swimming Pool; Gift Shop; Service Station; General Store; Amusement Arcade; Styling Salon; RV Park; Tennis Courts

(1)	We acquired Ameristar Black Hawk on December 21, 2004 and Resorts East Chicago on September 18, 2007.

(2)	Includes the operations of Cactus Petes Resort Casino and The Horseshu Hotel & Casino.

(3)	Includes 19 poker tables at Ameristar St. Charles, 15 poker tables at Ameristar Kansas City, 14 poker tables at Ameristar Black Hawk, 7 poker tables at the Jackpot Properties and 16 poker tables at Resorts East Chicago.

(4)	Represents current number of rooms in operation. Hotel will include 400 rooms when construction is completed, expected in May 2008.

(5)	Includes 284 rooms operated by affiliates of Kinseth Hospitality Corporation and located on land owned by us and leased to affiliates of Kinseth.

(6)	Includes a 52-seat food court and Arthur Bryant’s Barbeque restaurant leased to and operated by third parties at Ameristar Kansas City.

(7)	Leased to and/or operated by a third party.
     Ameristar St. Charles. Ameristar St. Charles features a 130,000-square-foot casino that accommodates 3,000 slot and video poker machines and 97 table games, including a 19-table poker room.
     Seven dining venues offer a range of choices for all tastes at Ameristar St. Charles. The upscale 47 Port Street Grill is known for its signature steaks with the neighboring King Cat Club providing the perfect spot for a before or after dinner cocktail. The Landmark Buffet provides a myriad of choices with its multiple serving stations. Amerisports Bar & Grill puts guests in the action with a 34-foot-long video wall. The Southern front porch-inspired Pearl’s Oyster Bar provides seafood with a Cajun twist. The Falcon Diner offers heartland specialties and is complemented by The Bakery, a gourmet pastry and coffee bar.
     Ameristar St. Charles provides guests with a range of nightlife options. In December 2007, HOME nightclub made its debut. The 17,500-square-foot club features two distinct rooms: a high-energy club and an inviting lounge. The main nightclub has two 30-foot bars, 10 red-leathered recessed banquettes and a 30-by-60-foot dance floor framed by 20 bottle-service tables. Lixx, a new circle bar located on the casino floor, also opened in late 2007 and features high-energy music provided by a state-of-the-art audio system. The property’s delta-style Bottleneck Blues Bar offers the best in local, regional and national entertainment.
     In January 2008, the first 100 suites of our luxury, all-suite hotel opened. As of February 22, 2008, the hotel had 159 suites in operation. Over each of the next several months, 80 to 100 suites are expected to be added until completion in May 2008. We believe the hotel’s well-appointed, oversized suites offer the area’s most upscale accommodations. The property’s 7,000-square-foot, full-service spa and a new indoor/outdoor pool surrounded by landscaped grounds, cabanas and fire pits are also expected to be fully operational by May 2008.
     The property’s conference and meeting center opened in September 2006 with 19,200 square feet of meeting space. An additional 3,900-square-foot junior ballroom was added in December 2007. The conference center features two ballrooms, five meeting rooms and an executive board room. A state-of-the-art business center and fully-equipped banquet kitchen complement the facility.
     Ameristar’s amenities are accessible through two parking garages offering 6,280 spaces. A valet service is also available at the main entrance to the facility under the porte cochere.
     The property is located immediately north of the Interstate 70 bridge over the Missouri River in the St. Louis metropolitan area, strategically situated to attract patrons from the St. Charles and greater St. Louis area, as well as tourists from outside the region. The property is in close proximity to the St. Charles convention facility. Interstate 70 is a 10-lane, east-west freeway offering easy accessibility to, and direct visibility of, the Ameristar St. Charles site. The reconstruction of Ameristar Boulevard, the five-lane road leading to the property, was completed in December 2007 and provides a greatly improved approach to Ameristar St. Charles. New lighting and landscaping, which will further enhance the entrance and arrival experience, is expected to be completed in March 2008.
     Ameristar Kansas City. Our biggest property, Ameristar Kansas City, ranks among the largest state-licensed casino floors in the United States. The 140,000 square-foot casino floor offers a spacious layout and flow. The casino features 3,015 slot and video poker machines and 105 table games, including a 15-table poker room.
     Dining at Ameristar Kansas City reflects our strategy to offer more choices: guests can select from 11 restaurants and nine bars/lounges. The Great Plains Cattle Co. steakhouse has a unique Kansas City-inspired atmosphere. The Falcon Diner, featuring a 24-hour walk-up bakery, mirrors our Ameristar St. Charles diner. At the Horizons Buffet, guests can experience eight culinary stations. The Amerisports Brew Pub features state-of-the-art video and audio technology on 41 screens. The Brew Pub is also home to an exhibition brewery for Ameristar’s award-winning private label beers. We lease space to three national brands in an open-seating food court: Burger King, Sbarro Pizza and Cold Stone Creamery.
     The property also features a wide scope of entertainment options. The 1,400-seat Star Pavilion showcases headline entertainers and professional boxing. The Depot #9 Stage and Saloon showcases local and regional bands. In addition, the Casino Cabaret provides entertainment on the gaming floor.
     Our 184-room, four-diamond-quality hotel greets guests with a contemporary lobby and offers a mixture of suites and standard rooms that feature plasma screen televisions and custom finishes designed for comfort.

     The property’s amenities also feature a state-of-the-art 18-screen movie theater complex, gift shop, video game arcade and Kids Quest activity center. All are easily accessible via ample surface parking or a 2,650-space parking garage.
     Located seven miles from downtown Kansas City, Missouri, Ameristar Kansas City attracts customers from the greater Kansas City area, as well as regional overnight guests. The property is in close proximity to the Interstate 435 bridge. Interstate 435 is a six-lane, north-south expressway offering easy access to, and direct visibility of, Ameristar Kansas City.
     Ameristar Council Bluffs. Ameristar Council Bluffs features 38,500 square feet of gaming space with 1,600 slot machines and 33 table games.
     The Ameristar Hotel and Main Street Pavilion comprise the property’s landside facilities. The property’s 160 rooms include eight luxury suites and 32 upscale king whirlpool rooms. Ameristar Council Bluffs has earned the American Automobile Association Four Diamond designation for the past nine years.  On land, guests also find the exclusive Star Club players’ lounge; the upscale Waterfront Grill steakhouse; the Heritage Buffet with its multiple cooking stations; and the Prairie Mill Cafe & Bakery, a 24-hour specialty restaurant and fresh bakery and coffee bar.
     The Amerisports Bar and Cabaret offers dining and live entertainment, as well as 42 television screens.  The property also has a casino cabaret. Other amenities include a Kids Quest activity center, fitness facility, indoor pool, gift shop, an ice cream and sweet shop and convention space.
     We are evaluating design alternatives for an expansion project at Council Bluffs. The current plan includes doubling the casino floor by adding approximately 60,000 square feet to the facility among other improvements.
     Located across the Missouri River from Omaha, the property is adjacent to the Nebraska Avenue exit on Interstate 29, immediately north of the junction of Interstate 29 and Interstate 80.
     Resorts East Chicago. With 56,000 square feet of casino space on four levels of gaming, Resorts East Chicago contains a variety of gaming options for our guests. The casino features 1,900 slot and video poker machines and 76 table games, including a dedicated baccarat room and a 16-table live poker room.
     East Chicago’s dining choices include six restaurants and two bars. TJ’s Steakhouse is known for its fine dining appeal patterned after Chicago steakhouses. All Sports Café, which serves appetizers, burgers, snacks and other fare, allows guests to enjoy exciting sporting action on numerous TVs located throughout the venue. The Buffet features fresh cuisines from around the world for breakfast, lunch and dinner. Double Down Diner is East Chicago’s 50’s-style diner with classic favorites. East Chicago also offers a spacious 5,370-square-foot ballroom, which can seat up to 550 guests for concerts, shows or dinners.
     A 290-room luxury hotel and a state-of-the-art promotions center known as Winners Square are additional amenities that guests can enjoy when visiting East Chicago. These amenities are accessible through a 1,974-space parking garage and a 246-space surface parking area.
     We purchased Resorts East Chicago in September 2007 and are currently upgrading the casino and making enhancements to the dining experiences to prepare for the property’s re-branding to Ameristar East Chicago by the third quarter of 2008. We are also fine-tuning our marketing and promotional activities in order to most effectively reach our target customers.
     Located 25 miles from downtown Chicago, Illinois and conveniently located minutes away from major Interstates 90 and 80/94 at the Cline Avenue exit, Resorts East Chicago primarily attracts guests within Chicagoland from both Northeast Illinois and Northwest Indiana. Guests may also easily travel by way of the Chicago Skyway and Indiana Toll Road highway systems.

     Ameristar Vicksburg. Ameristar Vicksburg has been the market leader for 13 consecutive years, attributable to its superior location, premier product quality and outstanding dining and entertainment options.
     The three-level dockside casino is significantly wider than other riverboat casinos in our market, providing a spacious feel. The casino features 44,500 square feet of gaming space, with 1,390 slot machines and 36 table games.
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
     The property features a newly renovated 149-room hotel, which holds a Three Diamond rating from the American Automobile Association. The property is currently undergoing a major expansion. An expanded gaming facility, featuring approximately 400 additional gaming positions, and a new 1,000-space parking garage connected to the casino are expected to open in June 2008. Two new restaurants, a VIP club and retail space are expected to be completed in the third quarter of 2008.
     Ameristar Vicksburg is located one-quarter mile north of Interstate 20 in Vicksburg, Mississippi. The property is visible from the highway exit ramp and is the closest casino to I-20, a major east-west thoroughfare that connects Atlanta and Dallas. Ameristar Vicksburg caters primarily to guests from the Vicksburg and Jackson, Mississippi and Monroe, Louisiana areas, along with some tourists visiting the area. The nearby Vicksburg National Military Park attracts more than one million visitors annually.
     Ameristar Black Hawk. We acquired Mountain High Casino in Black Hawk, Colorado on December 21, 2004. In April 2006, the property was rebranded as Ameristar Black Hawk, following a reconfiguration and expansion of the gaming area, introduction of cashless slot technology and other gaming equipment upgrades and renovation and rebranding of the restaurants. In addition, the parking garage was expanded, nearly doubling its capacity to 1,550 spaces. Ameristar Black Hawk is one of the largest casinos in Colorado and offers approximately 56,000 square feet for gaming, with 1,640 slot machines and 26 table games, including 14 poker tables.
     Amenities at the property include the Timberline Grill, an upscale steak and seafood restaurant; the seven-station Centennial Buffet; a casino deli featuring grilled items and stone-fired pizza; a Merk & Tyler Gift Shop; and a Starbucks Coffee Bar. Bar 8042, in the heart of the casino, showcases local and regional live entertainment.
     The construction of a four-diamond-quality hotel is progressing toward a completion date in the second half of 2009. The 33-story tower’s 536 well-appointed, oversized rooms will feature upscale furnishings and amenities. The tower will include a versatile meeting and ballroom center and will also have Black Hawk’s only full-service spa, an enclosed rooftop swimming pool and indoor/outdoor whirlpool facilities. Once completed, Ameristar Black Hawk will offer destination resort amenities and services that we believe are unprecedented in the Denver gaming market.
     Ameristar Black Hawk is located in the center of the Black Hawk gaming district, approximately 40 miles west of Denver, Colorado, and caters primarily to patrons from the Denver metropolitan area.
     The Jackpot Properties. Cactus Petes Resort Casino and The Horseshu Hotel & Casino are both located in Jackpot, Nevada, just south of the Idaho border. The Jackpot properties have been operating since 1956. Together, the Jackpot properties feature approximately 29,000 square feet of gaming space with 950 slot machines and 36 table games, including seven poker tables, as well as a sports book.
     The properties’ resort amenities include 416 hotel rooms, with 23 deluxe hot-tub suites; an Olympic-sized pool and heated spa; a styling salon; lighted tennis courts; a recreational vehicle park; and access to a nearby 18-hole golf course. In addition, a general store and a service station serve guests and regional travelers. Dining selections include an extensive buffet; Plateau Steaks and Seafood; a 24-hour casual dining restaurant;

a casual Mexican Grill; and a Pizza Hut. Cactus Petes’ Gala Showroom features nationally known entertainment.
     Cactus Petes and The Horseshu have long held Four Diamond and Three Diamond ratings, respectively, from the American Automobile Association. The hotel at Cactus Petes is currently undergoing renovation. The project is expected to be completed by Memorial Day 2008.
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
     We continuously review the operating performance of each of our existing properties and the feasibility of enhancing their performance through targeted capital expenditure programs. In doing so, we assess the anticipated relative costs and benefits of the projects under consideration, the availability of cash flows and debt financing to fund capital expenditures and competitive and other relevant factors. For example, we believe there are substantial further growth opportunities that will be realized from the expansions currently underway at our properties in St. Charles, Black Hawk and Vicksburg and contemplated at Council Bluffs and East Chicago. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our ongoing and planned internal capital improvement projects.
     In addition to internal expansion opportunities, we selectively evaluate external expansion opportunities to broaden our overall distribution and increase scale and diversification. We focus on the potential acquisition of existing casino-entertainment properties that can be improved through the implementation of our development and operational expertise. We also consider new development opportunities in existing and emerging domestic and select international markets. Longer term, we may consider large development projects in major national markets. Although our preference is to own and operate each of our gaming properties, we may also evaluate expansion opportunities involving management contracts or joint ventures.

Markets
     The following table presents a summary of the market characteristics and market performance of our Ameristar-branded properties as of December 31, 2007.

	Ameristar	Ameristar	Ameristar	Ameristar	Ameristar
	St. Charles	Kansas City	Council Bluffs	Vicksburg	Black Hawk(1)
Adult population – within 50 miles	1.9 million	1.5 million	700,000	400,000	2.0 million
Adult population – within 100 miles	2.8 million	2.0 million	1.2 million	1.0 million	2.8 million
No. of market participants	6	4	3	4	20
2007 annual market gaming revenue — $ in millions	$1,000.4	$720.8	$470.9	$277.9	$581.4
2007 market growth rate	0.9%	0.9%	-1.5%	-4.3%	4.9%
2007 market share	30.0%	35.1%	37.6%	46.0%	16.6%
2006 market share	30.7%	36.3%	38.5%	46.5%	14.5%
2007 market share rank	#2	#1	#2	#1	Not reported

(1)	The Colorado Limited Gaming Control Commission reports the Black Hawk and Central City, Colorado markets separately. The Black Hawk information in this table excludes six casinos in Central City, adjacent to Black Hawk, which generated $79.8 million in total gaming revenue in 2007.
     We own three casinos that are not currently branded “Ameristar,” including Cactus Petes and The Horseshu in Jackpot, Nevada and the recently acquired Resorts East Chicago, located in East Chicago, Indiana.
     Jackpot, Nevada is just across the border from the State of Idaho. The primary market area for the Jackpot properties is Twin Falls (located approximately 45 miles north of Jackpot) and Boise (located approximately 150 miles from Jackpot). The primary market area comprises approximately 600,000 adults. The balance of the Jackpot properties’ customers comes primarily from the northwestern United States and southwestern Canada. As of December 31, 2007, our Jackpot properties had 63% of the slot machines and 70% of the table games in the Jackpot market.
     East Chicago, Indiana is located in the northwestern part of the state, five miles from the Illinois border. The primary market area is Chicago and its surrounding suburbs, as well as Northwest Indiana. The market is comprised of approximately 6.4 million adults within 50 miles and 9.1 million adults within 100 miles. In the Chicagoland market, there are a total of eight state-licensed casinos operating in the states of Illinois and Indiana. During 2007, the Chicagoland casinos generated $2.3 billion in annual gaming revenues, of which $1.0 billion was generated by the three operators in Northwest Indiana (located in East Chicago, Hammond and Gary, Indiana).
Competition
     St. Charles
     Ameristar St. Charles competes with five other gaming operations located in the metropolitan St. Louis area. Two of these competitors are located in the State of Illinois. Unlike the State of Missouri, Illinois does not impose a $500 per person, per two-hour session buy-in limit, does not require a casino-issued identification card to enter a casino and allows credit play. However, Illinois casinos are limited in the number of gaming positions allowed and are subject to a higher rate of gaming taxes than Missouri casinos.
     There were several major capital improvements or expansions in the St. Louis market in 2007. In December 2007, a competitor opened an approximately $500 million casino entertainment complex at Laclede’s Landing in downtown St. Louis, approximately 22 miles from Ameristar St. Charles. The complex features a mix of restaurants, conference space and a 90,000 square-foot casino. The facility includes a new 200-room hotel and a remodeled and rebranded 300-room hotel, both of which opened in February 2008. The existing casino in downtown St. Louis was purchased by the same company and continues to operate. Long-term plans for this casino have not yet been announced.

     The downtown St. Louis gaming operator is also currently in the process of completing site work for a casino development project in Lemay, which is located in the southeastern portion of St. Louis County, approximately 30 miles from our St. Charles property. The Lemay project is expected to include a $375 million hotel and casino entertainment complex and is currently slated for opening in mid-2009.
     In East St. Louis, Illinois, located across the Mississippi River from downtown St. Louis, Missouri, a gaming operator is progressing on a $150 million, multi-phased casino barge project that is a substantial upgrade to the previous facility. The initial phase was a $50 million expansion project that consisted of 36,000 square feet of gaming space that replaced a previously existing 25,000-square-foot casino. The new casino opened to the public in August 2007. Subsequent phases that have been announced include additional restaurants and hotel rooms, a new entertainment facility and a parking garage. Estimated completion dates for these phases have not been announced.
     The addition of the gaming licenses in downtown St. Louis and in Lemay, as well as the upgrade to the East St. Louis facility in Illinois, has resulted in increased competition for Ameristar St. Charles. The State of Illinois has one dormant gaming license that it has announced it intends to reissue in the greater Chicago area. While we do not anticipate any new competition in the Illinois portion of the St. Louis market, if Illinois law is changed in the future to allow the operation of slot machines at the existing pari-mutuel racetrack near East St. Louis, this would result in additional competition for Ameristar St. Charles.
     Kansas City
     Ameristar Kansas City competes with three other gaming operations located in and around Kansas City, Missouri. A competitor in Riverside, Missouri, located approximately 13 miles from Ameristar Kansas City, completed a $66 million hotel with 258 rooms in April 2007.
     The Kansas City market is currently insulated from other casino gaming markets, with no competing markets within 50 miles. The diverse amenity base of the Kansas City area casinos should serve to mitigate the impact of outer market table games play on the Kansas City region.
     The State of Kansas has passed legislation that permits the development of two casinos in the Kansas City, Kansas area. Of the four Kansas City, Missouri casino operators, Ameristar is located the farthest away from the proposed new casino development locations in Kansas. In February 2008, the constitutionality of the state’s gaming law was upheld by the Shawnee County, Kansas District Court. This decision is being appealed to the Kansas Supreme Court, with a ruling expected in mid-2008. If the constitutionality of the Kansas gaming law is upheld, the development of new casino gaming operations in Kansas City, Kansas will result in significant increased competition for Ameristar Kansas City.
     In January 2008, a Native American casino with 400 bingo-based Class II slot machines opened in Kansas City, Kansas. The casino is located approximately 12 miles from Ameristar Kansas City. The extent of any adverse impact on Ameristar Kansas City is currently unknown.
     In January 2008, the Missouri Gaming Commission adopted a resolution to permit the submission of gaming license applications for a potential new riverboat casino in Sugar Creek, Missouri, approximately seven miles from Ameristar Kansas City. If the Commission were to grant a gaming license for this location, the additional competition would materially adversely affect Ameristar Kansas City’s business.
     Council Bluffs
     Ameristar Council Bluffs operates one of three gaming licenses issued for the Council Bluffs gaming market pursuant to an operating agreement with Iowa West Racing Association. The two other competitors are operated by a single company and consist of another riverboat casino and a pari-mutuel racetrack casino. In March 2006, the competing racetrack casino opened an $87 million expansion of its land-based facility, which includes 68,000 square feet of gaming space, a 1,200-space parking garage and several other non-gaming amenities. In 2006, the competitor re-branded the casino and began to offer table games, poker and video poker in addition to slot machines. The expansion and the additional gaming options offered by the racetrack casino have resulted in increased competition for Ameristar Council Bluffs.
     The Council Bluffs market is currently insulated from other casino gaming markets, with the nearest competing gaming jurisdiction located approximately 90 miles away. In 2006, a referendum on the statewide ballot that would have legalized video keno machines in Nebraska was defeated, and another measure that would have legalized casino gaming in that state was ruled invalid by the Nebraska Supreme Court. In the future, the State of Nebraska may again consider legalization of casino gaming which, if passed, would likely result in increased competition for Ameristar Council Bluffs.
     In December 2007, the National Indian Gaming Commission (the “NIGC”) approved the request of the Ponca Tribe of Nebraska to have a five-acre parcel owned by the Tribe in Carter Lake, Iowa, located five miles from Ameristar Council Bluffs, approved for the operation of gaming. The Nebraska Attorney General has filed an action in federal court challenging the NIGC’s decision, and the Iowa Attorney General is reportedly contemplating a similar action. If the Tribe is allowed to conduct gaming at this location, the additional competition would adversely affect our Council Bluffs business.
     Resorts East Chicago
     Resorts East Chicago currently competes with seven other gaming operations in what is called the Chicagoland gaming market, which includes Northwest Indiana. These competitors are located within 60 miles of Resorts East Chicago.
     Illinois casinos are subject to higher gaming taxes and gaming position limitations in comparison to Indiana casinos. Located 25 miles from downtown Chicago, Illinois, Resorts East Chicago currently draws approximately 70% of its customer base from Illinois, with the remaining 30% coming from Northwest Indiana and surrounding areas.
     The operator in Hammond, Indiana is nearing completion of its $485 million new vessel project, which is expected to open in September 2008. Additionally, the operator in Michigan City, Indiana, located approximately 40 miles from East Chicago, has announced a $135 million hotel complex expansion, which is expected to be completed in 2008.
     Legislation regarding the possible significant expansion of gaming in Illinois is currently being considered by Illinois lawmakers. If enacted, this legislation could lead to a significant level of additional competition in the Chicagoland market.
     Vicksburg
     Ameristar Vicksburg competes with three other gaming operations located in Vicksburg. In July 2006, one of our competitors was acquired by a privately owned company. The new owner has made limited exterior renovations and some minor interior changes. Another competitor opened a new buffet in June 2007.
     Several potential gaming sites still exist in or near Vicksburg and from time to time potential competitors have proposed the development of additional casinos. In early 2005, the Mississippi Gaming Commission granted preliminary approval for the fifth and sixth casino licenses in the Vicksburg market. One developer has proposed building a $200 million casino facility that would include a 250-room hotel, parking garage and other non-gaming amenities. As originally announced, construction of this project was to begin in early 2006. The announced commencement date was subsequently changed to late 2007, but development has not yet begun, and no new date has been announced.
     The second project, a $40 million casino facility with limited amenities, is currently under construction and is expected to be completed by the fourth quarter of 2008.
     In addition, proposals have been made from time to time to develop other Native American casinos in Louisiana and Mississippi, some of which could be competitive with the Vicksburg market if completed.

     The Vicksburg market also faces regional competition from two casinos owned by a Native American tribe in Philadelphia, Mississippi, located about 70 miles east of Jackson and 115 miles east of Vicksburg. Vicksburg is also subject to competition from four casinos and one slots-only racetrack in Shreveport and Bossier City, Louisiana, located approximately 175 miles from Vicksburg, as well as casinos located along the Mississippi Gulf Coast.
     Black Hawk
     Ameristar Black Hawk competes with approximately 25 other gaming operations located in the Black Hawk-Central City gaming market in Colorado. Ameristar has the largest single gaming floor and parking garage of any casino in the Black Hawk market. Of the other casinos in the market, only four are considered “large” competitors, with over 20,000 square feet of gaming space. Ameristar’s primary competitor is one of the first major casinos encountered when entering Black Hawk from Denver via Route 119. This competitor’s primary casino is connected via a skywalk to an adjacent casino the operator also owns, thereby offering increased availability of hotel rooms, parking capacity and gaming positions to customers.
     The Black Hawk-Central City gaming market is currently insulated from other casino gaming markets, with no competing markets within 50 miles. However, there have been several proposals for the development of a Native American casino located in the Denver metropolitan area. In addition, a ballot initiative to authorize two racetrack casino operations in the Denver area is being considered by the owners of the tracks. It is unclear at this time whether this proposal will be placed on the November 2008 ballot. Both Native American and racetrack gaming have been defeated in past ballot initiatives.
     Should additional gaming developments occur in the Denver metropolitan area, the Black Hawk-Central City market would face increased competition.
     Jackpot
     The Jackpot properties compete with four other hotels and motels (three of which also have casinos) in Jackpot. There were no major capital improvements or expansions in the Jackpot market in 2007. In 2005, a private development company proposed to construct a 200-room casino in Jackpot. It is unclear at this time whether the developer will obtain the necessary local permit approvals and secure financing for this project. We are not aware of any other expansion plans by existing or potential competitors in Jackpot in the near future. In the State of Idaho, casinos on Native American land operate video lottery terminals (“VLTs”), which are similar to slot machines. One casino near Pocatello has approximately 950 VLTs and is operated by the Shoshone-Bannock Tribes. In 2006, the federal court of appeals ruled that the Shoshone-Bannock Tribes could operate an unlimited number of VLTs at their casino.
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
Employees and Labor Relations
     As of February 1, 2008, we employed approximately 9,000 full- and part-time employees. Approximately 263 employees at our East Chicago property are employed pursuant to collective bargaining agreements. We believe our employee relations are good.

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
     The Missouri Act imposes operational requirements on riverboat operators, including a charge of $2 per gaming customer per two-hour “cruise” that licensees must pay to the Missouri Gaming Commission, certain minimum payout requirements, a 20% tax on adjusted gross receipts, prohibitions against providing credit to gaming customers (except, subject to certain conditions, for the use of credit and debit cards and the cashing of checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee’s riverboat. Licensees must also submit audited quarterly and annual financial reports to the Missouri Gaming Commission and pay the associated auditing fees. Other areas of operation that are subject to regulation under Missouri rules are the size, denomination and handling of chips and tokens, the surveillance methods and computer monitoring of electronic games, accounting and audit methods and procedures and approval of an extensive internal control system. The Missouri rules also require that all of an operator’s chips, tokens, dice, playing cards and electronic gaming devices must be acquired from suppliers licensed by the Missouri Gaming Commission or another person or entity approved by the Missouri Gaming Commission.
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

     The Missouri Gaming Commission regulates the issuance of excursion liquor licenses, which authorize the licensee to serve, offer for sale, or sell intoxicating liquor aboard any excursion gambling boat, or facility immediately adjacent to and contiguous with the excursion gambling boat, which is owned and operated by the licensee. An excursion liquor license is granted for a one-year term by the Missouri Gaming Commission and is renewable annually. The Missouri Gaming Commission can discipline an excursion liquor licensee for any violation of Missouri law or the Missouri Gaming Commission’s rules. Licensees are responsible for the conduct of their business and for any act or conduct of any employee on the premises that is in violation of the Missouri Act or the rules of the Missouri Gaming Commission. Missouri Gaming Commission liquor control regulations also include prohibitions on certain intoxicating liquor promotions and a ban on fees accepted for advertising products. Only Class A licensees can obtain a liquor license from the Missouri Gaming Commission. Class A licenses are licenses granted by the Missouri Gaming Commission to allow the holder to conduct gambling games on an excursion gambling boat and to operate an excursion gambling boat. The sale of alcoholic beverages produced at the Brew Pub at Ameristar Kansas City is subject to licensing, control and regulation by the City of Kansas City, Missouri, Clay County, the State of Missouri and the Division of Alcohol, Tobacco and Firearms of the U.S. Treasury Department.
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
     Iowa has a graduated wagering tax equal to 5% of the first $1.0 million of annual adjusted gross receipts, 10% of the next $2.0 million of annual adjusted gross receipts and 22% of annual adjusted gross receipts over $3.0 million for an excursion gambling boat. In addition, the state charges other fees on a per-customer basis. Additionally, ACCBI pays the City of Council Bluffs a fee equal to $0.50 per passenger. Under the Operator’s Contract, ACCBI also pays the Association a graduated fee equal to 5% of the first $30 million of annual adjusted gross receipts, 4% of the next $30 million of annual adjusted gross receipts, 3% of the next $30 million of annual adjusted gross receipts, 2% of the next $30 million of annual adjusted gross receipts and 0.5% of the next $30 million of annual adjusted gross receipts (up to $150 million of annual adjusted gross receipts).
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
     Indiana
     Ameristar conducts its Indiana gaming operations through its indirect wholly owned subsidiary, RIH Acquisitions IN, LLC, which owns and operates Resorts East Chicago in East Chicago, Indiana. The ownership and operation of casino facilities in Indiana are subject to extensive state and local regulation, including primarily the licensing and regulatory control of the Indiana Gaming Commission (the “Commission”). The Commission is given extensive powers and duties for administering, regulating and enforcing riverboat gaming in Indiana.
     Pursuant to the Indiana Riverboat Gaming Act, as amended (the “Indiana Act”), the Commission is authorized to award up to 11 gaming licenses to operate riverboat casinos in the State of Indiana, including five to counties contiguous to Lake Michigan in northern Indiana, five to counties contiguous to the Ohio River in southern Indiana and one to a county contiguous to Patoka Lake in southern Indiana, which was subsequently relocated to French Lick, Indiana. Referenda required by the Indiana Act to authorize the five licenses to be issued for counties contiguous to Lake Michigan have been conducted and gaming has been authorized for the cities of Hammond, East Chicago, and Gary in Lake County, Indiana, and for Michigan City in LaPorte County, Indiana, to the east of Lake County.
     The Indiana Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of Indiana, including comprehensive law enforcement provisions. The Indiana Act vests the Commission with the power and duties of administering, regulating and enforcing the system of riverboat gaming in Indiana. The Commission’s jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in Indiana.
     The Indiana Act requires the owner of a riverboat gaming operation to hold an owner’s license issued by the Commission. To obtain an owner’s license, the Indiana Act requires extensive disclosure of records and other information concerning an applicant. Applicants for licensure must submit a comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license. The applicant must also disclose the identity of every person holding an ownership interest in the applicant. Any person holding an interest of 5% or more in the applicant must undergo a background investigation and be licensed. The Commission has the authority to request specific information on or license anyone holding an ownership interest.
     Each license entitles the licensee to own and operate one riverboat and gaming equipment as part of a gaming operation. In May 2003, the Indiana Act was amended to allow a person to hold up to 100% of up to two individual licenses.
     Each initial owner’s license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Commission that the licensee continues to be eligible for an owner’s license pursuant to the Indiana Act and the rules and regulations adopted thereunder. The Indiana Act requires that a licensed owner undergo a complete investigation every three years. If for any reason the license is terminated, the assets of the riverboat gaming operation cannot be disposed of without the approval of the Commission. Furthermore, the Indiana Act requires that officers, directors and employees of a gaming operation be licensed.
     A holder of a gaming license is required to post a bond with the Commission in an amount that the Commission determines will adequately reflect the amount that a local community will expend for infrastructure and other facilities associated with a riverboat operation. A licensee must hold insurance of the type and amount deemed necessary by the Commission.

     The Commission has also promulgated a rule mandating that licensees maintain a cash reserve to protect patrons against defaults in gaming debts. The cash reserve is to be equal to a licensee’s average payout for a three-day period based on the riverboat’s performance during the prior calendar quarter. The cash reserve can consist of cash on hand, cash maintained in Indiana bank accounts and cash equivalents not otherwise committed or obligated.
     The Indiana Act does not limit the maximum bet or per patron loss. Each licensee sets minimum and maximum wagers on its own games. Wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager, and wagers may only be taken from persons present on a licensed riverboat.
     The Commission places special emphasis on the participation of minority business enterprises (“MBEs”) and women business enterprises (“WBEs”) in the riverboat industry. Each licensee is required to submit annually to the Commission a report that includes the total dollar value of contracts awarded for goods and services and the percentage awarded to MBEs and WBEs, respectively. The Commission has previously required licensees to establish goals of expending 10% of the total dollars spent on the majority of goods and services with MBEs and 5% with WBEs. In 2007, the Commission conducted a disparity study entitled “A Disparity Study for the Commission, May 2007” (the “Disparity Study”) to determine whether there existed a gap between the capacity of MBEs and WBEs and the utilization thereof by riverboat casinos in Indiana. The Disparity Study concluded that, with the exception of WBE purchases in the construction area, there was no “disparity.” As a result, the Commission issued Resolution 2007-58 to mandate that annual goals for expenditures to WBEs for the purchase of construction goods and services shall be set at 10.9%. For expenditures in all other areas, the Commission has taken the position that the capacity percentages set forth in the Disparity Study for MBEs and WBEs, respectively, are goals and targets in which best faith efforts of each licensee are expected. Failure to meet these goals will be scrutinized heavily by the Commission.
     A licensee may not lease, hypothecate, borrow money against or lend money against an owner’s riverboat gaming license. An ownership interest in an owner’s riverboat gaming license may only be transferred in accordance with the regulations promulgated under the Indiana Act.
     Indiana state law stipulates a graduated wagering tax with a starting tax rate of 15% and a top rate of 35% for adjusted gross receipts in excess of $150,000,000. In addition to the wagering tax, an admissions tax of $3 per turnstile count is assessed. The Indiana Act provides for the suspension or revocation of a license if the wagering and admissions taxes are not timely submitted.
     A licensee may enter into debt transactions that total $1,000,000 or more only with the prior approval of the Commission. Such approval is subject to compliance with requisite procedures and a showing that each person with whom the licensee enters into a debt transaction would be suitable for licensure under the Indiana Act.
     The Commission may subject a licensee to fines, suspension or revocation of its license for any act that is in violation of the Indiana Act or the regulations of the Commission or for any other fraudulent act. In addition, the Commission may revoke an owner’s license if the Commission determines that the revocation of the license is in the best interests of the State of Indiana.
     The Indiana Act provides that the sale of alcoholic beverages at riverboat casinos is subject to licensing, control and regulation pursuant to Title 7.1 of the Indiana Code and the rules adopted by the Indiana Alcohol and Tobacco Commission.
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
     ACI and any subsidiary of ACI that operates a casino in Mississippi (a “Mississippi Gaming Subsidiary”) are subject to the licensing and regulatory control of the Mississippi Commission. As the sole stockholder of Ameristar Casino Vicksburg, Inc. (“ACVI”), ACI is registered under the Mississippi Act as a publicly traded corporation (a “Registered Corporation”). As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information that the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and any Mississippi Gaming Subsidiary cannot own or operate gaming facilities in Mississippi. No person may become a stockholder of or receive any percentage of profits from a Mississippi Gaming Subsidiary without first obtaining licenses and approvals from the Mississippi Commission. We have obtained such approvals in connection with our ownership of ACVI.
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
     If the Mississippi Commission determines that a person is unsuitable to own a debt security, then the Registered Corporation may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission it (1) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (2) recognizes any voting right by the unsuitable person in connection with those securities; (3) pays the unsuitable person remuneration in any form; or (4) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.
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
     Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any act or conduct by a person by which he or she obtains control may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Mississippi Commission also may require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.
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
     Ameristar Casino Black Hawk, Inc. (“ACBHI”) holds operator, retail gaming and manufacturer/distributor licenses for Ameristar Casino Black Hawk issued by the Colorado Commission. The Colorado Act requires that applications for renewal of operator, retail gaming and manufacturer/distributor licenses be filed annually with the Commission not less than 120 days prior to the expiration of the current licenses. ACBHI’s operator and retail gaming licenses were most recently renewed, and its manufacturer/distributor license was issued, by the Colorado Commission on December 16, 2007.
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
     Limited stakes gaming is confined to the commercial districts of these cities as defined by Central City on October 7, 1981, by Black Hawk on May 4, 1978, and by Cripple Creek on December 3, 1973. In addition, the Colorado Amendment restricts limited stakes gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I and that conform to the requirements of applicable city ordinances regardless of the age of the structures. Under the Colorado Amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited stakes gaming. Persons under the age of 21 cannot participate in limited stakes gaming. The Colorado Amendment also prohibits limited stakes gaming between the hours of 2:00 a.m. and 8:00 a.m. and allows limited stakes gaming to occur in establishments licensed to sell alcoholic beverages.
     The Colorado Amendment requires an annual tax of up to 40% on the total amount wagered less all payouts to players. With respect to games of poker, the tax is calculated based on the sums wagered that are retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission. Annually the Colorado Commission, as mandated by the Colorado Regulations, conducts rule-making hearings concerning the gaming tax rate and device fee rate for the subsequent gaming year. However, rigid compliance with the Colorado Regulations is not mandatory and shall in no way be construed to limit the time periods or subject matters that the Colorado Commission may consider in determining the various tax rates. Generally, the Colorado Commission receives testimony during its April, May and June meetings prior to making a determination regarding the tax rate for the subsequent year. The current gaming tax rate structure, which has been in effect since 1999, is:
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
     Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of (a) 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of incorporation the Rule 4.5 charter language provisions; or (b) 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, referred to as “qualifying persons,” shall notify the Division of Gaming within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.
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
     Any beneficial holder of Ameristar’s voting or non-voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability as a beneficial holder of Ameristar’s voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policy of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.
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
     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any equity security holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the equity securities of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Ameristar is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a security holder or to have any other relationship with Ameristar or CPI, Ameristar (1) pays that person any dividend or interest upon voting securities of Ameristar, (2) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by the person, (3) pays remuneration in any form to that person for services rendered or otherwise, or (4) fails to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of such securities by Ameristar for cash at fair market value. Additionally, the Liquor Board of Elko County has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license within its jurisdiction.
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
     Ameristar may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On March 22, 2007, the Nevada Commission granted us approval to make public offerings for a period of two years, subject to specified conditions (the “Shelf Approval”). The Shelf Approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering (“Affiliate”). The Shelf Approval also includes approval for CPI to guarantee any security issued by, and to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by, us or an Affiliate in a public offering. The Shelf Approval also includes approval to place restrictions upon the transfer of, and enter into agreements not to encumber the equity securities of, CPI. The Shelf Approval, however, may be rescinded for good cause, without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the investment merits of the securities offered. Any representation to the contrary is unlawful.
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

     Other Regulations
     Our business is subject to various federal, state and local laws and regulations in addition to those discussed above. These laws and regulations include but are not limited to those concerning employees, taxation, zoning and building codes, environmental protection, marketing and advertising, currency transaction reporting and the extension and collection of credit. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations or material differences in interpretations by courts or governmental authorities could adversely affect our business.
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
     In April 2007, the Kansas legislature enacted a law that authorizes up to four state-owned and operated land-based casinos and three racetrack slot machine parlors. One casino and one racetrack location are authorized in the greater Kansas City market, within close proximity to Ameristar Kansas City, and several companies have submitted applications to develop and manage the land-based casino. The constitutionality of the Kansas legislation was recently upheld by a Kansas district court, and that ruling is being appealed to the Kansas Supreme Court. If the legislation is found to be constitutional and the new facilities open, we will face significant additional competition at our Kansas City property that would have a material adverse effect on the results of operations of that property.
     Our Resorts East Chicago property currently competes with seven other casino gaming facilities in the Chicagoland market. The property’s principal competitor is located in Hammond, Indiana, which is closer to and has better access for customers who live in Chicago, Illinois and the Chicago suburbs that are the primary feeder markets for Resorts East Chicago. The Hammond facility is undergoing a major expansion that is expected to open in September 2008. The Illinois legislature continues to consider legislation that would authorize a land-based casino in the City of Chicago and new riverboat casinos in upstate Illinois. Proposed bills have also included the authorization of slot machines at the existing racetracks, including the five in greater Chicago, and an increase in the number of authorized gaming positions at each of the existing Illinois casinos from 1,200 to 2,000. If Illinois materially expands gaming, particularly in downtown Chicago or the south Chicago suburbs, the additional competition will materially adversely affect the financial performance of Resorts East Chicago.
     In December 2007, a competitor opened a new casino in downtown St. Louis, approximately 22 miles from Ameristar St. Charles. The Missouri Gaming Commission is currently investigating a gaming license application for another new casino facility being developed by the same competitor in southeastern St. Louis County, approximately 30 miles from Ameristar St. Charles. The southeastern St. Louis County facility is currently expected to open in mid-2009. St. Louis city officials and members of the Missouri Gaming Commission have also stated that they would like to see a currently operating casino in downtown St. Louis, which is owned by the same operator, improved. The additional two new gaming operations in the St. Louis market, as well as any upgrade to the existing downtown St. Louis casino, will result in significant additional competition for Ameristar St. Charles. In addition, if legislation is enacted in Illinois to permit the operation of slot machines at racetracks, Ameristar St. Charles would face additional competition from the racetrack near East St. Louis, Illinois.
     In February 2008, the Missouri Gaming Commission adopted a resolution to permit the submission of gaming license applications for a potential new riverboat casino in Sugar Creek, Missouri, approximately seven miles from Ameristar Kansas City. If the Commission were to grant a gaming license for this location, the additional competition would materially adversely affect Ameristar Kansas City’s business.
     In Vicksburg, a $40 million casino facility with limited amenities is currently under construction and is expected to be completed by the fourth quarter of 2008.
     Additionally, a $200 million casino development project in Vicksburg has received preliminary approval from the Mississippi Gaming Commission, but it is not currently known if or when this development will occur.
     There have been discussions in Colorado regarding a possible November 2008 statewide ballot initiative that would allow slot machines at some of the state’s racetracks. Two of the racetracks are located in close proximity to Denver, which is the largest market for Ameristar Black Hawk. The legalization of slot machines at these locations would have a material adverse impact on Ameristar Black Hawk’s business.
     Native American gaming facilities in some instances operate under regulatory and financial requirements that are less stringent than those imposed on state-licensed casinos, which could provide them with a competitive advantage and lead to increased competition in our markets. In December 2007, the NIGC approved the request of the Ponca Tribe of Nebraska to have a five-acre parcel owned by the Tribe in Carter Lake, Iowa, located five miles from Ameristar Council Bluffs, approved for the operation of gaming. The State of Iowa is reportedly contemplating challenging the NIGC’s decision in federal court. If the Tribe is allowed to conduct gaming at this location, the additional competition would adversely affect our Council Bluffs business.
     From time to time, state legislatures consider legislation that would allow various forms of Native American gaming in close proximity to our properties. Additionally, two federally recognized tribes have asserted land claims in Colorado and are attempting to have land in metropolitan Denver placed in trust by the federal government to be used for casino gaming.
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
     State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Periods of economic downturn and budget deficits, such as are currently being experienced in many states, may intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.
     In Colorado, the Colorado Limited Gaming Control Commission has the authority to establish the gaming tax rate on an annual basis, up to a maximum rate of 40% of gross receipts, without further legislative action. The current rate of 20% on gross receipts over $15 million has been in effect since 1996.
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
     The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The States of Missouri, Iowa, Indiana, Mississippi, Colorado and Nevada and the applicable local authorities require various licenses, findings of suitability, registrations, permits and approvals to be held by us and our subsidiaries. The Missouri Gaming Commission, the Iowa Racing and Gaming Commission, the Indiana Gaming Commission, the Mississippi Gaming Commission, the Colorado Limited Gaming Control Commission and the Nevada Gaming Commission may, among other things, limit, condition, suspend, revoke or not renew a license or approval to own the stock of any of our Missouri, Iowa, Indiana, Mississippi, Colorado or Nevada subsidiaries, respectively, for any cause deemed reasonable by such licensing authority. Our gaming licenses in Missouri need to be renewed every two years, our gaming licenses in Iowa, Indiana and Colorado must be renewed or continued every year, and our gaming license in Mississippi must be renewed every three years. If we violate gaming laws or regulations, substantial fines could be levied against us, our subsidiaries and the persons involved, and we could be forced to forfeit portions of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets could have a material adverse effect on our business, financial condition and results of operations.
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
     As of December 31, 2007, we were required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 6.25:1, and a senior leverage ratio, defined as senior debt divided by EBITDA, of no more than 5.25:1. As of December 31, 2007 and 2006, our leverage ratio was 5.07:1 and 3.33:1, respectively. The senior leverage ratio as of December 31, 2007 and 2006 was 5.07:1 and 3.32:1, respectively. Our total indebtedness increased from $883.0 million as of December 31, 2006 to $1.6 billion as of December 31, 2007, primarily due to additional borrowings to fund the acquisition of Resorts East Chicago in September 2007. As we proceed with our ongoing and planned capital improvement projects, we expect our total debt to increase further. Without any change to our senior credit facilities or obtaining subordinated debt, we may exceed the maximum permitted senior leverage ratio in 2008. We anticipate that any amendment to the senior credit facilities would result in an increase in additional costs and/or fees.
     The degree to which we are leveraged could have important adverse consequences to our business, including:
•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited as is now the case;

•	Requiring a substantial portion of our cash flows from operations for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, stock repurchases, dividends and general corporate requirements;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	Placing us at a competitive disadvantage to less leveraged competitors.
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
     All of our borrowings under our senior credit facilities bear interest at variable rates. As of December 31, 2007, we had $1.6 billion outstanding under our senior credit facilities. If short-term interest rates rise, our interest cost will increase, which will adversely affect our net income and available cash.
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
     Our anticipated costs and construction periods for construction projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects, consultants and contractors. The cost of any construction project undertaken by us may vary significantly from initial expectations, and we may have a limited amount of capital resources to fund cost overruns on any project. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate cash flows from operations or other financing is available. The completion date of any of our construction projects could also differ significantly from initial expectations for construction-related or other reasons. We cannot assure you that any project will be completed on time, if at all, or within established budgets. Significant delays or cost overruns on our construction projects could have a material adverse effect on our business, financial condition and results of operations. In this regard, on February 20, 2008, we reported that the cost of our Black Hawk hotel project has increased by approximately $15 million to $20 million over our previous budget and the opening has been delayed until the second half of 2009 and that our St. Charles hotel project is now expected to be completed in May 2008, later than originally announced.
     From time to time, we may employ “fast-track” design and construction methods in our construction and development projects. This involves the design of future stages of construction while earlier stages of construction are underway. Although we believe the use of fast-track design and construction methods may reduce the overall construction time, these methods may not always result in such reductions, often involve greater construction costs than otherwise would be incurred and may increase the risk of disputes with contractors, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
     We believe our business has been and may continue to be adversely affected by the economic slowdown and high energy prices currently being experienced in the United States, as we are dependent on discretionary spending by our customers. Any worsening of current economic conditions or further significant increases in energy prices could cause fewer people to spend money at our properties and could continue to adversely affect our revenues. Other geopolitical events, such as terrorism or the threat of terrorism, may deter customers from visiting our properties.
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
     Legislation in various forms to ban indoor tobacco smoking has recently been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. On January 1, 2008, a statewide smoking ban that includes casino floors went into effect in Colorado. We expect this ban will have some negative impact on business volume at our Black Hawk property, the magnitude of which we cannot yet predict. In January 2008, the City Council of Kansas City, Missouri enacted an ordinance prohibiting smoking in most indoor public places within the City. The ordinance, which goes into effect on March 24, 2008, contains an exemption for casino floors. There will also be a separate proposal on the April 8, 2008 ballot in the City of Kansas City to prohibit smoking in most indoor public places, including restaurants, which also contains an exemption for casino floors. Legislation continues to be considered in Iowa that would ban smoking. In January 2008, a bill was introduced in the Indiana legislature to ban smoking in most indoor public places, excluding casinos and bars. If additional restrictions on smoking are enacted in jurisdictions in which we operate, particularly if such restrictions are not applicable to all competitive facilities in that gaming market, our business could be materially adversely affected.
The Estate of Craig H. Neilsen owns a majority of our common stock and may have interests that differ from those of other holders of our common stock.
     Craig H. Neilsen, our founder and former Chairman of the Board and Chief Executive Officer, died in November 2006. At the time of his death, Mr. Neilsen beneficially owned approximately 56% of our outstanding Common Stock. As a result of his death, these shares passed by operation of law to Mr. Neilsen’s estate (the “Estate”). The co-executors of the Estate are Ray H. Neilsen, our Co-Chairman of the Board and Senior Vice President, and Gordon R. Kanofsky, our Co-Chairman of the Board and Executive Vice President. Craig H. Neilsen’s estate plan provides that 25,000,000 shares of our Common Stock owned by the Estate (or approximately 44% of our shares currently outstanding) will ultimately pass to The Craig H. Neilsen Foundation, a private foundation primarily focused on funding spinal cord injury research and treatment (the “Foundation”). Messrs. Neilsen and Kanofsky serve as the co-trustees of the Foundation, and they also serve on the Foundation’s five-person board of directors. As officers and directors of ACI, executors of the Estate and trustees and directors of the Foundation, Messrs. Neilsen and Kanofsky may be subject to certain conflicts of interest.
     In light of their control over a majority of our Common Stock, Messrs. Neilsen and Kanofsky jointly have the ability to elect the entire Board of Directors over time and, except as otherwise provided by law or our Articles of Incorporation, to approve or disapprove other matters that may be submitted to a vote of the stockholders. As a result, actions requiring stockholder approval that may be supported by a majority of the other stockholders, including a merger or sale of our assets or the issuance of a significant number of additional shares of Common Stock to finance acquisitions or other growth opportunities, could be blocked by Messrs. Neilsen and Kanofsky.
     In addition, the Estate’s ownership affects the liquidity in the market for our Common Stock and sales by the Estate could affect the price of our Common Stock. Messrs. Neilsen and Kanofsky, as co-executors of the Estate, disclosed in a Schedule 13D amendment filed with the Securities and Exchange Commission in October 2007 that, on behalf of the Estate, they will continue to review the Estate’s liquidity needs and other factors impacting the Estate’s investment in our Common Stock and may evaluate strategic alternatives to the Estate’s holdings in the Company, including possible sales of some or all of our Common Stock held by the Estate or one or more transactions that could influence or change control of the Company. Some of the factors influencing the Estate’s investment decisions with respect to our Common Stock may not be relevant to other holders of our Common Stock.
     A change in control could result in the acceleration of our debt obligations.
     Certain changes in control could result in the acceleration of our senior credit facilities. This acceleration could be triggered in the event the Estate or its beneficiaries, including the Foundation, sells a substantial number of shares of our Common Stock, which they might have to do in order to pay estate tax liabilities or satisfy legal requirements applicable to shareholdings by private foundations. We cannot assure you that we would be able to repay any indebtedness that is accelerated as a result of a change in control, and this would likely materially adversely affect our financial condition.
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
     Our business may be adversely affected by our ability to retain and attract key personnel.
•	We depend on the continued performance of our entire senior executive team. If we lose the services of any of our key executives or our senior property management personnel and cannot replace such persons in a timely manner, it could have an adverse effect on our business.

•	We have experienced and expect to continue to experience strong competition in hiring and retaining qualified property and corporate management personnel, including competition from numerous Native American gaming facilities that are not subject to the same taxation regimes as we are and therefore may be willing and able to pay higher rates of compensation. We currently have a number of

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
     The Ameristar Vicksburg site has experienced ongoing geologic instability that requires periodic maintenance and improvements. Although we have reinforced the cofferdam basin in which the vessel is dry-docked on a concrete foundation, further reinforcements may be necessary. We are also monitoring the site to evaluate what further steps may be necessary to stabilize the site to permit operations to continue. A site failure would require Ameristar Vicksburg to limit or cease operations.
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
     Resorts East Chicago. Resorts East Chicago is located on a 28-acre site in East Chicago, Indiana, approximately 25 miles from downtown Chicago, Illinois. We lease the site from the City of East Chicago under a ground lease that expires (after giving effect to our renewal options) in 2086. We own the casino vessel, hotel and other improvements on the site.
     Ameristar Vicksburg. Ameristar Vicksburg is located on two parcels, totaling approximately 50 acres, that we own in Vicksburg, Mississippi on either side of Washington Street near Interstate 20. We own or lease various other properties in the vicinity that are not part of our facility, including a service station and convenience store and a recreational vehicle park that we operate.
     Ameristar Black Hawk. Ameristar Black Hawk is located on a site of approximately 5.7 acres that we own on the north side of Colorado Highway 119 in Black Hawk, Colorado. We own or lease various other properties in the vicinity that are not part of our facility, including approximately 100 acres of largely hillside land across Richman Street from the casino site, portions of which are currently used for overflow parking and will be used for administrative offices.
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
     Substantially all of our owned and leased real property collateralizes our obligations under our senior credit facilities.
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

	High	Low
2007
First Quarter	$34.73	$28.45
Second Quarter	36.03	28.82
Third Quarter	38.00	24.25
Fourth Quarter	32.87	24.46

2006
First Quarter	$25.79	$21.35
Second Quarter	26.57	17.98
Third Quarter	23.22	16.73
Fourth Quarter	33.41	21.66
     (b) Holders
     As of February 15, 2008, there were approximately 146 holders of record of our Common Stock.
     (c) Dividends
     We have paid consecutive quarterly dividends on our Common Stock since 2004. Future dividends will depend upon our earnings, financial condition and other factors.
     In 2006, we paid quarterly cash dividends of $0.09375 per share on our Common Stock, for an annual total of $0.375 per share. In 2007, we paid quarterly cash dividends of $0.1025 per share, for an annual total of $0.41 per share. On February 15, 2008, our Board of Directors increased the quarterly cash dividend to $0.105 per share, commencing with the dividend to be paid on March 14, 2008.
     Our senior credit facilities obligate us to comply with certain covenants that place limitations on the payment of dividends. We are limited to paying no more than $40.0 million annually for dividends under the agreement governing the senior credit facilities. For the years ended December 31, 2007 and 2006, we paid dividends totaling $23.4 million and $21.1 million, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Note 5 – Long-term debt” of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data
     The following data have been derived from our audited consolidated financial statements and should be read in conjunction with those statements, certain of which are included in this Report.
AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA

	For the years ended December 31,
Statement of income data (1):	2007	2006	2005	2004	2003
	(Amounts in Thousands, Except Per Share Data)
REVENUES:
Casino	$1,083,380	$1,008,311	$974,178	$856,901	$760,376
Food and beverage	136,471	131,795	125,918	114,010	103,176
Rooms	30,844	27,972	25,355	26,082	25,136
Other	30,387	29,082	26,041	23,166	21,557

	1,281,082	1,197,160	1,151,492	1,020,159	910,245
Less: Promotional allowances	(200,559)	(196,862)	(190,134)	(165,461)	(128,278)

Net revenues	1,080,523	1,000,298	961,358	854,698	781,967

OPERATING EXPENSES:
Casino	478,504	439,101	431,101	379,909	349,845
Food and beverage	70,439	68,744	66,299	63,758	59,747
Rooms	9,341	6,780	6,454	6,565	6,343
Other	19,157	18,749	16,503	13,687	12,522
Selling, general and administrative (2)	229,801	200,588	186,050	157,907	149,292
Depreciation and amortization	94,810	93,889	85,366	73,236	63,599
Impairment loss on assets	4,758	931	869	174	687

Total operating expenses	906,810	828,782	792,642	695,236	642,035

INCOME FROM OPERATIONS	173,713	171,516	168,716	159,462	139,932

OTHER INCOME (EXPENSE):
Interest income	2,113	2,746	830	245	330
Interest expense, net	(57,742)	(50,291)	(60,913)	(57,003)	(64,261)
Loss on early retirement of debt	—	(26,264)	(2,074)	(923)	(701)
Net (loss) gain on disposition of assets	(1,408)	683	(1,576)	(904)	288
Other	(178)	—	(79)	—	—

Income before income tax provision	116,498	98,390	104,904	100,877	75,588
Income tax provision	47,065	38,825	38,619	38,898	27,968

NET INCOME	$69,433	$59,565	$66,285	$61,979	$47,620

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA
(continued)

		For the years ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in Thousands, Except Per Share Data)
STATEMENT OF INCOME DATA (CONTINUED):
EARNINGS PER SHARE:
Basic	$1.22	$1.06	$1.19	$1.15	$0.90

Diluted	$1.19	$1.04	$1.16	$1.11	$0.88

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	57,052	56,155	55,664	54,114	52,846

Diluted	58,322	57,327	57,127	55,653	54,240

	December 31,
	2007	2006	2005	2004	2003
	(Amounts in Thousands)
BALANCE SHEET AND OTHER DATA:
Cash and cash equivalents	$98,498	$101,140	$106,145	$86,523	$78,220
Total assets	2,412,096	1,541,475	1,383,986	1,315,469	1,155,250
Total long-term debt, net of current maturities	1,641,615	878,668	776,029	761,799	713,044
Stockholders’ equity (3)	503,126	434,164	383,710	321,300	255,843
Capital expenditures	277,312	249,123	177,789	89,633	69,219

(1)	We acquired Resorts East Chicago on September 18, 2007 and Ameristar Black Hawk on December 21, 2004, and these operating results are included only from the respective acquisition dates.

(2)	Effective January 1, 2006, we adopted SFAS No. 123(R), requiring that compensation cost relating to stock-based payment transactions be recognized in the financial statements. For the years ended December 31, 2007 and 2006, stock-based compensation expense totaled $12.0 million and $7.8 million, respectively, and was reflected in selling, general and administrative expenses in the consolidated statements of income.

(3)	Dividends of $23.4 million, $21.1 million, $17.4 million and $13.6 million were paid in 2007, 2006, 2005 and 2004, respectively. The annual dividend per share was $0.41 in 2007, $0.375 in 2006, $0.3125 in 2005 and $0.25 in 2004. No dividends were paid in 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in this Report. The information in this section and in this Report generally includes forward-looking statements. See “Item 1A. Risk Factors.”
Overview
     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with eight properties in operation in Missouri, Iowa, Mississippi, Colorado, Nevada and Indiana. Our portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Resorts East Chicago (serving the Chicagoland area); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Black Hawk (serving the Denver, Colorado metropolitan area); and Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest). We acquired Resorts East Chicago on September 18, 2007, and its operating results are included only from the acquisition date.
     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those patrons spend per visit. Management uses various metrics to evaluate these factors. Key metrics include:
•	“Slots handle”/“Table games drop” – measurements of gaming volume;

•	“Win”/“Hold” percentages – the percentage of handle or drop that is won by the casino and recorded as casino revenue;

•	“Hotel occupancy rate” – the average percentage of available hotel rooms occupied during a period;

•	“Average daily room rate” – average price of occupied hotel rooms per day, including those occupied on a complimentary basis;

•	“REVPAR” – revenue per available room is a summary measure of hotel results that combines average daily room rate and hotel occupancy rate;

•	“Market share” – share of gross gaming revenues in each of our markets other than Jackpot and our share of gaming devices in the Jackpot market (Nevada does not publish separate gaming revenue statistics for this market);

•	“Fair share percentage” – a percentage of gross gaming revenues based on the number of gaming positions relative to the total gaming positions in the market;

•	“Admissions” – the number of patrons who enter our casinos in jurisdictions that record admissions; and

•	“Win per admission” – the amount of gaming revenues generated per admission.
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

     The following significant factors and trends should be considered in analyzing our operating performance:
•	Ameristar Black Hawk. For seven consecutive quarters, Ameristar Black Hawk has experienced significant growth in business volume and strong financial results following its rebranding in April 2006. Our initial investment to upgrade the property’s casino and restaurants, along with our focus on guest service and high quality food and gaming experiences, are key drivers of our continued success at Black Hawk. The property’s operating income increased $9.5 million and the related operating income margin improved 8.8 percentage points over the prior year. Our Black Hawk property’s market share has increased by 49.1% since the rebranding, improving from an 11.4% market share to a 17.0% market share for the quarter ended December 31, 2007. Upon their completion scheduled for the second half of 2009, the hotel and spa currently under construction will further position the property as an Ameristar-class facility that offers resort destination amenities and services that we believe are unprecedented in the Denver gaming market. On January 1, 2008, a statewide smoking ban extended to casino floors in Colorado. We expect this ban will have some negative impact on business volume at our Black Hawk property, the magnitude of which we cannot yet predict.

•	General Economic Conditions. We believe the current softness in the United States economy began to adversely impact several of our markets in mid-2007. Our Vicksburg and Council Bluffs markets contracted 4.3% and 1.5%, respectively, when compared to 2006, and our St. Louis, Kansas City and Chicagoland markets experienced nominal growth over the prior year. The year ended December 31, 2007 represented the first time the Council Bluffs market contracted since our entry into that market in 1996. The Vicksburg market declined in total gaming revenues year-over-year for the first time since 2003. In addition to the general downturn in the economy, the Vicksburg market was negatively affected by the recapture of business by Gulf Coast casinos that have reopened following Hurricane Katrina in 2005.

•	Acquisition of Resorts East Chicago. On September 18, 2007, we completed the acquisition of Resorts East Chicago, a casino-hotel located in northwest Indiana, serving the Chicagoland area. This acquisition has allowed us to enter the third largest commercial gaming market in the United States, and we believe it will create cash flow diversification and enhance our distribution channels. Following the acquisition, we began making initial improvements to the property, including changing the slot machine mix and layout of games and making enhancements to the food and beverage venues. We currently expect that capital expenditures for these upgrades to the property will be in the range of $20 million to $25 million. One-time expenses in connection with the integration, enhancement and rebranding are expected to total between $5 million and $7 million, inclusive of the $2.1 million incurred in 2007. We are beginning to redirect the property’s marketing and promotional activities to maximize Resorts East Chicago’s revenue and profitability, replicating the strategies that have proven successful at Ameristar’s other properties. Upon completion of the property upgrades and the implementation of our operating and marketing programs, we anticipate launching the Ameristar brand in the Chicagoland market no later than the third quarter of 2008. The property’s competitiveness in this market is expected to progressively increase as the implementation of our operational and marketing approaches and the facility upgrades are completed. Separately, we are also developing preliminary plans for a major expansion of the facility to significantly enlarge and improve the gaming area, enhance access to the casino, provide additional structured parking and upgrade the non-gaming amenities. The timing and scope of such project will depend on various factors, including legislative developments related to the possible expansion of casino gaming in Illinois.

•	Capital Investments in Properties. As discussed under “Liquidity and Capital Resources,” we currently have major capital improvement projects in progress at our St. Charles, Vicksburg and Black Hawk properties. Additionally, we currently expect to commence a major capital improvement project at our Council Bluffs property in 2008, although the timing of this project is dependent on various factors. Upon completion, each of these projects is expected to improve the competitiveness, revenues and operating cash flow of these respective properties. During construction, the operating performance of these properties may be subject to varying adverse impacts from construction disruption.

•	Ameristar Kansas City. The ability to execute on an efficient operating model contributed to our Kansas City property achieving 5.2% operating income growth while experiencing a 1.3% decrease in net revenues from the prior year. Ameristar Kansas City’s operating income margin increased 1.3 percentage points over the same prior-year period despite softer market conditions, an increase in adverse weather during the fourth quarter and a major expansion of a competitor’s property.

•	Debt and Interest Expense. During 2007, our net borrowings under our senior credit facility totaled $763.0 million, of which $685.0 million was utilized to fund the acquisition of Resorts East Chicago. At December 31, 2007 and 2006, our principal debt outstanding totaled $1.6 billion and $0.9 billion, respectively. Our total debt leverage ratio increased from 3.33:1 as of December 31, 2006 to 5.07:1 at December 31, 2007. We expect our net interest expense to increase for the foreseeable future due to the higher debt balance and larger interest rate add-ons primarily resulting from our financing of the East Chicago acquisition. Additionally, as we continue to progress on our major construction projects, we expect that our debt will increase further. When we place those assets in service over the next two years, we will no longer capitalize the interest on the associated debt, which will also cause our net interest expense to rise.

Results of Operations
Selected Financial Measures by Property
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:

	Years ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Consolidated Cash Flow Information:
Net cash provided by operating activities	$202,746	$169,538	$197,459

Net cash used in investing activities	$(954,287)	$(237,681)	$(175,849)

Net cash provided by (used in) financing activities	$748,899	$63,138	$(1,988)

Net Revenues:
Ameristar St. Charles	$284,106	$284,841	$286,028
Ameristar Kansas City	249,716	252,991	247,586
Ameristar Council Bluffs	178,349	181,840	186,367
Ameristar Vicksburg	130,498	135,236	126,089
Ameristar Black Hawk	91,050	76,692	51,349
Jackpot Properties	73,199	68,698	63,939
Resorts East Chicago (1)	73,605	—	—

Consolidated net revenues	$1,080,523	$1,000,298	$961,358

Operating Income (Loss):
Ameristar St. Charles	$64,743	$64,842	$63,268
Ameristar Kansas City	50,092	47,625	48,226
Ameristar Council Bluffs	49,692	50,950	56,452
Ameristar Vicksburg	40,586	43,630	38,812
Ameristar Black Hawk	17,019	7,555	304
Jackpot Properties	13,926	12,812	10,851
Resorts East Chicago (1)	5,360	—	—
Corporate and other	(67,705)	(55,898)	(49,197)

Consolidated operating income	$173,713	$171,516	$168,716

Operating Income Margins:
Ameristar St. Charles	22.8%	22.8%	22.1%
Ameristar Kansas City	20.1%	18.8%	19.5%
Ameristar Council Bluffs	27.9%	28.0%	30.3%
Ameristar Vicksburg	31.1%	32.3%	30.8%
Ameristar Black Hawk	18.7%	9.9%	0.6%
Jackpot Properties	19.0%	18.6%	17.0%
Resorts East Chicago (1)	7.3%	—	—
Consolidated operating income margin	16.1%	17.1%	17.5%

(1)	We acquired Resorts East Chicago on September 18, 2007, and its operating results are included only from the acquisition date.

     The following table presents detail of our net revenues:

	Years ended December 31,
	2007	2006	2005
	(Amounts in Thousands)
Casino Revenues:
Slots	$963,137	$897,728	$860,948
Table games	120,243	110,583	113,230

Casino revenues	1,083,380	1,008,311	974,178

Non-Casino Revenues:
Food and beverage	136,471	131,795	125,918
Rooms	30,844	27,972	25,355
Other	30,387	29,082	26,041

Non-casino revenues	197,702	188,849	177,314

	1,281,082	1,197,160	1,151,492
Less: Promotional Allowances	(200,559)	(196,862)	(190,134)

Total Net Revenues	$1,080,523	$1,000,298	$961,358

     Year Ended December 31, 2007 Versus Year Ended December 31, 2006
     Net Revenues
     Consolidated net revenues for the year ended December 31, 2007 increased $80.2 million (8.0%) over 2006. The increase was primarily attributable to East Chicago’s contribution of $73.6 million in net revenues following its September 18, 2007 acquisition. Additionally, our Black Hawk and Jackpot properties increased net revenues by 18.7% and 6.6%, respectively, over the prior year. In 2007, slot revenues increased $4.8 million at the Jackpot properties and our Black Hawk property benefited from a full year of operating results following its April 2006 rebranding. In addition, the Black Hawk property benefited from reduced construction disruption following the completion of the initial phase of our expansion activities in the first quarter of 2006. The increases were partially offset by decreases from 2006 net revenues at our Vicksburg, Council Bluffs and Kansas City properties. Ameristar Vicksburg’s 3.5% decline in net revenues was mostly attributable to the business recapture by the Gulf Coast casinos that continued throughout 2007, significant construction-related disruption at the property and general economic weakness in the region. In Council Bluffs, net revenues decreased 1.9% from 2006 primarily due to the opening of a competitor’s property in the first quarter of 2006 and the softer market conditions.
     Consolidated casino revenues for 2007 increased $75.1 million over the prior year. Excluding East Chicago’s contribution of $79.7 million, consolidated casino revenues decreased $4.7 million from 2006. Our Black Hawk and Jackpot properties increased casino revenues while the remaining properties posted declines compared to 2006 primarily as a result of the factors indicated above and improved efficiencies in targeting our promotional activities. For the years ended December 31, 2007 and 2006, promotional allowances as a percentage of casino revenues were 18.5% and 19.5%, respectively.
     Operating Income
     In 2007, consolidated operating income increased $2.2 million (1.3%) over 2006, while consolidated operating income margin decreased by 1.0 percentage point from the prior year. The growth in operating income was substantially attributable to Ameristar Black Hawk’s strong financial performance and East Chicago’s contribution of $5.4 million. For the year ended December 31, 2007, consolidated operating income and the related margin were negatively impacted by a $3.9 million increase in impairment losses relating to discontinued expansion projects, $2.8 million in St. Charles hotel pre-opening expenses and $2.1 million in costs associated with the acquisition, integration and rebranding of the East Chicago property. Consolidated operating income was also adversely affected by stock-based compensation expense, which increased from $7.8 million in 2006 to $12.0 million in 2007. Additionally, 2007 consolidated operating income was negatively impacted by $1.5 million in additional property tax expense in the fourth quarter of 2007 for the East Chicago property, which was the result of a significant increase in the assessed valuation of the real property issued by the county assessor in July 2007. While we have appealed the new tax assessment, we expect to continue to recognize significantly higher than anticipated property tax expense at East Chicago in 2008 and future years.
     The 2006 financial results included $1.7 million in costs related to the Ameristar Black Hawk rebranding.

     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Years ended December 31,
	2007	2006
	(Dollars in Thousands)
Interest cost	$77,621	$58,411
Less: Capitalized interest	(19,879)	(8,120)

Interest expense, net	$57,742	$50,291

Cash paid for interest, net of amounts capitalized	$52,313	$65,675

Weighted-average total debt balance outstanding	$1,107,234	$838,256

Weighted-average interest rate	6.9%	6.8%

     For the year ended December 31, 2007, consolidated interest expense, net of amounts capitalized, increased $7.5 million (14.8%) from 2006. The increase is due primarily to higher weighted-average total debt outstanding and a higher average interest rate following our September 2007 acquisition of Resorts East Chicago.
     Income Tax Expense
     Our effective income tax rate was 40.4% in 2007 and 39.5% in 2006. The federal income tax statutory rate was 35.0% in both years. The rise in our effective tax rate is mostly attributable to the state income tax impact from the acquisition of Resorts East Chicago.
     Net Income
     For the year ended December 31, 2007, consolidated net income increased $9.9 million, or 16.6%, over the year ended December 31, 2006. Diluted earnings per share for 2007 and 2006 were $1.19 and $1.04, respectively. We incurred a pre-tax charge in the first quarter of 2006 relating to the loss on redemption of our senior subordinated notes of approximately $26.3 million that adversely impacted diluted earnings per share by $0.30.

     Year Ended December 31, 2006 Versus Year Ended December 31, 2005
     Net Revenues
     Consolidated net revenues for the year ended December 31, 2006 increased 4.1% over 2005. The growth was primarily attributable to increases over the prior year of 49.4% at Ameristar Black Hawk and 7.3% at Ameristar Vicksburg, partially offset by a 2.4% decrease at Ameristar Council Bluffs. The Black Hawk property benefited from the rebranding and reduced construction disruption following the completion of the initial phase of our expansion activities in the first quarter of 2006. Our Vicksburg property’s improved financial performance and the 6.3% growth in the overall Vicksburg market are mostly attributable to the third quarter 2005 closure of the Mississippi Gulf Coast casinos following Hurricane Katrina.
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
     Operating Income
     In 2006, consolidated operating income increased $2.8 million, or 1.7%, over 2005, while consolidated operating income margin decreased by 0.4 percentage point from the prior year. The growth in operating income was substantially attributable to Ameristar Black Hawk’s and Ameristar Vicksburg’s strong financial performance. Ameristar Black Hawk’s 2006 financial results included $1.7 million in rebranding costs. The financial performance of our Black Hawk and Vicksburg properties was partially offset by the results of our Council Bluffs property, which experienced declines in operating income and the related margin from the prior year as a result of enhanced competition.
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

     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Years ended December 31,
	2006	2005
	(Dollars in Thousands)
Interest cost	$58,411	$65,956
Less: Capitalized interest	(8,120)	(5,043)

Interest expense, net	$50,291	$60,913

Cash paid for interest, net of amounts capitalized	$65,675	$54,015

Weighted-average total debt balance outstanding	$838,256	$755,343

Weighted-average interest rate	6.8%	8.6%

     For the year ended December 31, 2006, consolidated interest expense, net of amounts capitalized, decreased $10.6 million (17.4%) from 2005. The decrease is due primarily to a reduced average interest rate resulting from a November 2005 refinancing of our senior secured credit facility and a February 2006 redemption of our senior subordinated notes with borrowings under our new credit facility at substantially lower interest rates. The interest savings resulting from the lower interest rates were partially offset by an increase from 2005 of $82.9 million in the weighted-average total debt balance outstanding.
     Income Tax Expense
     Our effective income tax rate was 39.5% in 2006 and 36.8% in 2005. The federal income tax statutory rate was 35.0% in both years. The rise in our effective tax rate is mostly attributable to increased pre-tax income generated by our properties located in states with higher income tax rates.
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

Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Years ended December 31,
	2007	2006	2005
	(Amounts in Thousands)
Net cash provided by operating activities	$202,746	$169,538	$197,459

Cash flows from investing activities:
Net cash paid for Resorts East Chicago acquisition	(671,420)	—	—
Capital expenditures	(277,312)	(249,123)	(177,789)
Increase in construction contracts payable	5,582	16,157	4,437
Proceeds from sale of assets	338	1,368	896
Increase in deposits and other non-current assets	(11,475)	(6,083)	(3,393)

Net cash used in investing activities	(954,287)	(237,681)	(175,849)

Cash flows from financing activities:
Debt borrowings	782,000	485,000	410,000
Principal payments of debt	(19,384)	(384,346)	(396,554)
Premium on early redemption of senior subordinated notes	—	(20,425)	—
Cash dividends paid	(23,389)	(21,068)	(17,425)
Proceeds from stock option exercises	17,448	7,878	7,125
Purchases of treasury stock	(9,660)	(8,014)	—
Excess tax benefit from stock option exercises	5,587	4,266	—
Debt issuance costs	(3,703)	(153)	(5,134)

Net cash provided by (used in) financing activities	748,899	63,138	(1,988)

Net (decrease) increase in cash and cash equivalents	$(2,642)	$(5,005)	$19,622

     Our business is primarily conducted on a cash basis. Accordingly, operating cash flows tend to follow trends in our operating income. The increase in operating cash flows from 2006 to 2007 was mostly attributable to contributions to consolidated operating income by our East Chicago and Black Hawk properties and positive changes in several of our working capital assets and liabilities. The decline in operating cash flows from 2005 to 2006 was attributable in part to increases in income tax cash payments and debt service payments and the decrease in net income as discussed above.
     Capital expenditures during 2007 and 2006 were primarily related to our expansion at Ameristar St. Charles, Ameristar Black Hawk capital improvement projects, our expansion at Ameristar Vicksburg and the acquisition of slot machines. During 2005, capital expenditures mostly related to the Ameristar Black Hawk capital improvement projects, long-lived assets relating to various capital maintenance projects at all our properties, slot purchases, the hotel room renovations at our Council Bluffs and Kansas City properties and the Ameristar St. Charles expansion.

     The following table summarizes our capital spending activity for the years ended December 31, 2007, 2006 and 2005 and our construction in progress as of December 31, 2007:

				Construction in
	Year Ended	Year Ended	Year Ended	Progress at
	December 31,	December 31,	December 31,	December 31,
Capital Expenditures by Project	2007	2006	2005	2007
		(In Thousands)
St. Charles expansion	$138,413	$94,283	$14,577	$228,033
Black Hawk expansion	29,061	21,434	3,910	60,099
Vicksburg expansion	20,727	21,454	4,417	42,692
Council Bluffs and Kansas City hotel renovations	—	135	19,346	—
Other construction projects	29,705	55,870	72,120	19,694

Total construction projects	217,906	193,176	114,370	350,518

Slot machines	14,692	33,294	33,204	—
Other fixed asset purchases	44,714	22,653	30,215	10,157

Total capital expenditures	$277,312	$249,123	$177,789	$360,675

     At Ameristar St. Charles, we are nearing completion on the construction of a 400-room, all-suite hotel with an indoor/outdoor pool and a 7,000 square-foot, full-service spa and have recently completed the 2,000-space parking garage. We opened the first 100 guest suites of the hotel during January 2008 and had a total of 159 suites in operation as of February 22, 2008. Over each of the next several months, 80 to 100 suites are expected to be added until completion in May 2008. The hotel’s well-appointed, oversized suites offer what we believe are the area’s most upscale accommodations. The total cost of these ongoing and completed projects is expected to be approximately $265.0 million.
     Additionally, construction work on the roadway project to improve the primary access to Ameristar St. Charles was substantially completed in December 2007. The new boulevard reduces long-standing access constraints to the property by accommodating more traffic at peak periods, as well as upgrading the aesthetics of the approach to the property, including improved lighting and landscaping. Construction disruption impacted business volumes and operating results at Ameristar St. Charles during the fourth quarter of 2007, but we believe this project will provide an important advantage for the property after opening the hotel, particularly in light of a competitor opening a new facility in downtown St. Louis in December 2007.
     We organized a transportation development district (“TDD”) and a community improvement district in St. Charles, Missouri to acquire land and develop and construct improvements for the roadway improvement project. The approximate estimated cost of the project is $17 million and is being funded by proceeds of $3.9 million from tax-exempt bonds issued by the TDD and advances to the TDD by the Company, which will be repaid through an additional two percent sales tax on non-gaming revenues at Ameristar St. Charles over a period of 30 years.
     We have also added several enhanced amenities to the St. Charles property. HOME, the new 17,500-square-foot nightclub, and Lixx, our new casino circle bar, opened in December 2007. Other enhancements include an improved casino flow and layout. We believe this master plan build-out - the hotel, spa, pool, road improvements, nightclub, casino circle bar and additional upgrades - will further strengthen Ameristar St. Charles’ competitive position.

     The $100 million expansion project at Ameristar Vicksburg is progressing. Both the expanded gaming facility and the new 1,000-space parking garage are expected to open in June 2008. Two new restaurants, a VIP club and retail space are expected to be completed in the third quarter of 2008. A $12 million renovation to the 149-room hotel was completed in December 2007. We expect the expansion and the recently completed renovation to further strengthen the property’s long-standing dominant position in the market.
     We continue to evaluate design alternatives for the Council Bluffs expansion project. The current plan includes doubling the casino floor by adding approximately 60,000 square feet to the facility, with a budget of approximately $100 million and a scheduled completion date in the second half of 2009. By reducing capacity constraints during peak periods and providing an enhanced, more spacious casino experience, we expect this project will increase revenues at the property and grow the market overall. However, the timing of this project is dependent on various factors, including market conditions, our borrowing capacity and possible additional competition in the Council Bluffs market.
     The construction of our four-diamond-quality hotel is progressing at Ameristar Black Hawk. Excavation and rock removal was completed in the fourth quarter of 2007. The 33-story tower’s 536 well-appointed, oversized rooms will feature upscale furnishings and amenities. The tower will include a versatile meeting and ballroom center and will also have Black Hawk’s only full-service spa, an enclosed rooftop swimming pool and indoor/outdoor whirlpool facilities. Once completed, Ameristar Black Hawk will offer destination resort amenities and services that we believe are unprecedented in the Denver gaming market. The hotel’s completion date is expected to be the second half of 2009, and the cost of the hotel is now expected to be between $235 million $240 million, representing an increase of $15 million to $20 million over the previous budget. The revised cost estimate is mostly attributable to increases in materials costs and unforeseen site conditions that necessitated the relocation of incoming utilities.
     The hotel at Cactus Petes is currently undergoing renovation. The project is expected to be completed by Memorial Day 2008 at a cost of approximately $16 million.
     For the years ended December 31, 2007, 2006 and 2005, cash flows provided by, or used in, financing activities were impacted by debt borrowings, principal payments on long-term debt, dividend payments, proceeds from employee stock option exercises and purchases of treasury stock.
     Financing cash flows during 2006 were impacted by the February 15, 2006 redemption of our senior subordinated notes with borrowings under our revolving loan facility. Additionally, in November 2005, we borrowed $400.0 million as a term loan under our new credit facility, of which $362.2 million was used to repay the principal amount of loans outstanding under our prior senior credit facilities, with the balance being held to provide funding for future capital needs.
     During the years ended December 31, 2007, 2006 and 2005, our Board of Directors declared four quarterly cash dividends in the amount of $0.1025 per share, $0.09375 per share and $0.078125 per share, respectively.
     During the year ended December 31, 2007, we repurchased 0.4 million shares at a cost of $9.7 million. For the year ended December 31, 2006, we repurchased 0.4 million shares at a cost of $8.0 million.
Liquidity
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

Pursuant to the Purchase Agreement dated as of April 3, 2007, as subsequently amended, the purchase price is subject to a post-closing working capital adjustment as provided in the Purchase Agreement. We paid $671.4 million, net of cash acquired, for RIH. We financed the purchase of RIH by additional borrowings under our revolving loan facility. We incurred approximately $4.8 million in acquisition costs that were included in the purchase price and $3.7 million in capitalized debt issuance costs, which will be amortized to interest expense over the remaining term of the revolving credit facility.
     At December 31, 2007, our principal debt outstanding primarily consisted of $1.3 billion under the revolving loan facility and $392.0 million under the term loan facility. As of December 31, 2007, the amount of the revolving loan facility available for borrowing was $142.6 million, after giving effect to $5.4 million of outstanding letters of credit. All mandatory principal repayments have been made through December 31, 2007.
     The agreement governing the senior credit facilities requires us to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of December 31, 2007 and 2006, we were in compliance with all applicable covenants.
     As of December 31, 2007, in addition to the $142.6 million available for borrowing under the senior credit facilities, we had $98.5 million of cash and cash equivalents, approximately $65.0 million of which were required for daily operations. Our capital expenditures in 2008 are expected to be approximately $300.0 million. We anticipate spending approximately $40.0 million on maintenance capital expenditures (including the acquisition of slot machines and other long-lived assets), approximately $20.0 million in capital expenditures related to the East Chicago property rebranding and approximately $240.0 million on internal expansion projects. Actual 2008 capital expenditures will depend on the start date of certain projects and the progress of construction through year-end. As described in more detail above, our current major internal expansion projects include: completion of the construction of the 400-room, all-suite hotel with an indoor/outdoor swimming pool and a 7,000 square-foot full-service spa at Ameristar St. Charles; construction of the 536-room, four-diamond-quality hotel with related amenities at Ameristar Black Hawk; the casino expansion project at Ameristar Vicksburg; the planned Council Bluffs casino expansion; and the Cactus Petes hotel renovation project.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will be able to support our operations and liquidity requirements, including all of our currently planned capital expenditures and dividend payments on our Common Stock. However, if our existing sources of cash are insufficient to meet such needs, or if we fail to remain in compliance with the covenants applicable to our senior credit facilities, we will be required to seek additional financing, scale back our capital plans and/or seek an amendment to the senior credit facilities. Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants. Our ability to borrow funds under the senior credit facilities at any time is primarily dependent upon the amount of our EBITDA, as defined for purposes of the senior credit facilities, for the preceding four fiscal quarters.

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

	Payments Due by Period (in Thousands)
Contractual Obligations:	2008	2009-2010	2011-2012	After 2012	Total

Long-term debt instruments	$4,337	$1,261,027	$380,416	$172	$1,645,952
Estimated interest payments on long-term debt (1)	78,382	188,184	40,326	—	306,892
Operating leases	5,548	7,211	5,896	603	19,258
Material construction contracts	107,780	71,769	—	—	179,549

Total	$196,047	$1,528,191	$426,638	$775	$2,151,651

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding after giving effect to projected borrowings in 2008 and forecasted LIBOR rates for our senior credit facilities.

	Amount of Commitment Expiration Per Period (in Thousands)
Other Commitments:	2008	2009-2010	2011-2012	After 2012	Total

Letters of credit	$5,364	$—	$—	$—	$5,364
     Our cash tax payments for 2008 are expected to be approximately $50.0 million. As further discussed in “Note 4 – Federal and state income taxes” of Notes to Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), on January 1, 2007. We had $28.9 million of unrecognized tax benefits as of December 31, 2007. Due to the inherent uncertainty of the underlying tax positions, it is not possible to assign the liability as of December 31, 2007 to any particular years in the table.
     As noted above, a significant operating use of cash in 2008 is interest payments. Our cash interest payments, excluding capitalized interest, were $72.2 million, $73.8 million and $59.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash interest payments may increase in 2008 as a result of a possible rise in interest rates and an expected increase in the average outstanding debt balance from anticipated borrowings under the $1.4 billion revolving loan facility to fund our capital improvement projects. For more information, see “Note 5 – Long-term debt” of Notes to Consolidated Financial Statements.
     We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.
     In December 2000, we assumed several agreements with the Missouri 210 Highway Transportation Development District (“Development District”) that had been entered into in order to assist the Development District in the financing of a highway improvement project in the area around the Ameristar Kansas City property prior to our purchase of that property. In order to pay for the highway improvement project, the Development District issued revenue bonds totaling $9.0 million in principal amount with scheduled maturities from 2006 through 2011. We have issued an irrevocable standby letter of credit with a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $2.6 million as of December 31, 2007 and may be subsequently reduced as principal and interest mature under the revenue bonds. Additionally, we are obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through December 31, 2007, we had paid $2.1 million in shortfalls and other costs. As required by the agreements, we anticipate that we will be reimbursed by the Development District for these shortfall payments from future available cash flow, as defined, and have recorded a corresponding receivable as of December 31, 2007.
     At December 31, 2007, we had outstanding letters of credit in the amount of $5.4 million, which reduced the amount available to borrow under our revolving loan facility. We do not have any other guarantees, contingent commitments or other material liabilities that are not reflected on our consolidated balance sheets. For more information, see “Note 5 – Long-term debt” of Notes to Consolidated Financial Statements.
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
Goodwill and Other Intangible Assets
     At December 31, 2007, we had approximately $338.0 million in goodwill and $232.6 million in other intangible assets on our consolidated balance sheet resulting from our acquisition of Resorts East Chicago in September 2007 and the Missouri properties in December 2000. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, we completed our 2007 annual assessment for impairment and determined that no goodwill impairment existed. The assessment requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates.
Customer Rewards Programs
     Our customer rewards programs allow customers to earn certain point-based cash rewards or complimentary goods and services based on the volume of the customers’ gaming activity. Customers can accumulate reward points over time that they may redeem at their discretion under the terms of the programs. The reward credit balance is forfeited if a customer does not earn any reward credits over any subsequent

12-month period. As a result of the ability of the customer to bank the reward points, we accrue the expense of reward points, after giving effect to estimated forfeitures, as they are earned. At December 31, 2007 and 2006, $7.4 million and $7.7 million, respectively, were accrued under the programs. The value of these point-based cash rewards or complimentary goods and services are netted against revenue as a promotional allowance.
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
Self-Insurance Reserves
     We are self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2007 and 2006, our estimated liabilities for unpaid and incurred but not reported claims totaled $12.1 million and $10.4 million, respectively. We utilize actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. We believe the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.
Accounting for Share-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. These fair values are calculated by using the Black-Scholes-Merton option pricing formula, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. SFAS No. 123(R) revised SFAS No. 123 and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective application transition method. Under this transition method, the future compensation cost related to all equity instruments granted prior to but not yet vested as of adoption is recognized based on the grant-date fair value, which is estimated in accordance with the original provisions of SFAS No. 123. The grant-date fair value of the awards is generally recognized as expense over the service period. Under the provisions of SFAS No. 123(R), we are required to include an estimate of the number of awards that will be forfeited and update that number based on actual forfeitures. Previously, we had recognized the impact of forfeitures as they occurred. With respect to the determination of the pool of windfall tax benefits, we elected to use the transition election of FASB Staff Position No. FAS 123(R)-3 (the “short-cut method”) as of the adoption of SFAS No. 123(R).
      For the years ended December 31, 2007 and 2006, we recorded stock-based compensation expense of $12.0 million and $7.9 million, respectively, as a component of selling, general and administrative expenses in the consolidated statements of income. No such expense was recorded in 2005. As of December 31, 2007, there was approximately $30.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.4 years.
Income Taxes
      Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where we operate. We assess potentially unfavorable outcomes of such examinations based on the criteria of FIN 48, which we adopted on January 1, 2007. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result, our income tax recognition policy related to uncertain income tax positions is no longer covered by SFAS No. 5. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step I) occurs when we conclude that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. FIN 48’s use of the term “more likely than not” is consistent with how that term is used in SFAS No. 109 (i.e., the likelihood of occurrence is greater than 50%).
      The tax positions failing to qualify for initial recognition are to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.

Recently Issued Accounting Standards
     SFAS No. 157
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 clarifies how to measure fair value as permitted under other accounting pronouncements, but does not require any new fair value measurements. We adopted SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.
     SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.
     SFAS No. 141(R)
      In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items, including: (1) expensing acquisition-related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions, if any, that are made in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of December 31, 2007, we had $1.6 billion outstanding under our senior credit facilities, bearing interest at variable rates. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” At December 31, 2007, the average interest rate applicable to the senior credit facilities was 7.2%. An increase of one percentage point in the average interest rate applicable to the senior credit facilities outstanding at December 31, 2007 would increase our annual interest cost by approximately $16.4 million.
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
     The Reports of Independent Registered Public Accounting Firm appear at pages F-2 through F-4 hereof, and our Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages F-5 through F-27 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
     (b) Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm
     The information required to be furnished pursuant to this item is set forth under the captions “Management’s Annual Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and is included in this Annual Report at pages F-1 through F-3.
     (c) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and President and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the fourth fiscal quarter of 2007.

Item 9B.	Other Information
     Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
     The information required by this Item will be set forth under the captions “Proposal No. 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission in April 2008 and is incorporated herein by this reference.

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
     The following are filed as part of this Report:
     (a) 1. Financial Statements
Management’s Annual Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

Exhibit
Number	Description of Exhibit	Method of Filing

2.1	Purchase Agreement, dated as of April 3, 2007, by and between Resorts International Holdings, LLC (“RIH”) and ACI (exhibits and schedules omitted)	Incorporated by reference to Exhibit 2.1 to ACI’s Current Report on Form 8-K filed on April 9, 2007.

2.2	Amendment No. 1 to Purchase Agreement, dated as of September 17, 2007, by and among RIH, ACI and Ameristar East Chicago Holdings, LLC	Filed electronically herewith.

3(i)(a)	Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by ACI under the Securities Act of 1933, as amended (File No. 33-68936) (the “Form S-1”).

3(i)(b)	Certificate of Amendment to Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3(i)(c)	Certificate of Change Pursuant to NRS 78.209	Incorporated by reference to Exhibit 3(i).1 to ACI’s Current Report on Form 8-K filed on June 8, 2005.

3(ii)	Bylaws of ACI, as amended to date	Incorporated by reference to Exhibit 3(ii) to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “September 2007 10-Q”).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4 to Amendment No. 2 to the Form S-1.

Exhibit
Number	Description of Exhibit	Method of Filing

4.2	Credit Agreement dated as of November 10, 2005 among ACI, the various Lenders party thereto from time to time, Wells Fargo Bank, N.A., as Joint Lead Arranger and Syndication Agent, Deutsche Bank Securities Inc., as Joint Lead Arranger, the Documentation Agents and Managing Agents party thereto, and Deutsche Bank Trust Company Americas (“DBTCA”), as Administrative Agent (exhibits and schedules omitted) (the “Credit Agreement”)	Incorporated by reference to Exhibit 4.2 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).

4.3	First Amendment to Credit Agreement, dated as of August 21, 2006, among ACI, the various Lenders party to the Credit Agreement and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on August 24, 2006.

4.4	Second Amendment to Credit Agreement, dated as of August 31, 2007, among ACI, the various Lenders party thereto and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on September 11, 2007.

4.5	Incremental Commitment Agreement, dated September 18, 2007, among ACI, the various Lenders party thereto and DBTCA	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on September 21, 2007.

*10.1(a)	Employment Agreement dated November 15, 1993 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 1994.

*10.1(b)	Amendment No. 1 to Employment Agreement dated as of October 5, 2001 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “September 2001 10-Q”).

*10.1(c)	Amendment No. 2 to Employment Agreement dated as of August 15, 2002 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”).

*10.1(d)	Amended and Restated Executive Employment Agreement dated as of March 11, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.1(c) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).

*10.1(e)	Amendment to Amended and Restated Executive Employment Agreement dated as of August 16, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.3 to the September 2002 10-Q.

*10.1(f)	Executive Employment Agreement dated as of March 13, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.1(d) to the 2001 10-K.

Exhibit
Number	Description of Exhibit	Method of Filing

*10.1(g)	Amendment to Executive Employment Agreement dated as of August 16, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the September 2002 10-Q.

*10.1(h)	Executive Employment Agreement dated as of July 28, 2006 between ACI and John M. Boushy	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on August 2, 2006 (the “August 2006 8-K”).

*10.2	Restricted Stock Agreement, dated July 28, 2006, between ACI and John M. Boushy	Incorporated by reference to Exhibit 10.2 to the August 2006 8-K.

*10.3	Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan, effective as of December 15, 2007	Filed electronically herewith.

*10.4	Form of Stock Option Agreement under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4(b) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”).

*10.5	Ameristar Casinos, Inc. 2002 Non-Employee Directors’ Stock Election Plan	Incorporated by reference to Appendix A to the definitive Proxy Statement filed by ACI under cover of Schedule 14A on April 30, 2002.

*10.6	Form of Indemnification Agreement between ACI and each of its directors and executive officers	Incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Form S-1.

*10.7	Form of Restricted Stock Unit Agreement under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Filed electronically herewith.

10.8	Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement dated as of November 18, 2004 between Iowa West Racing Association and ACCBI	Incorporated by reference to Exhibit 10.9 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.9	Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc.	Incorporated by reference to Exhibits 10.12 and 99.1 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1996.

*10.10	Ameristar Casinos, Inc. Amended and Restated Deferred Compensation Plan, effective as of January 1, 2008	Incorporated by reference to Exhibit 10.2 to the September 2007 10-Q.

*10.11	Master Trust Agreement for Ameristar Casinos, Inc. Deferred Compensation Plan, dated as of April 1, 2001, between ACI and Wilmington Trust Company	Incorporated by reference to Exhibit 10.15 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit
Number	Description of Exhibit	Method of Filing

*10.12	Ameristar Casinos, Inc. Performance-Based Annual Bonus Plan	Incorporated by reference to Appendix D to ACI’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, filed under cover of Schedule 14A on April 30, 2007.

*10.13	Ameristar Casinos, Inc. 2007 Bonus Opportunities and Performance Goal for Performance-Based Annual Bonus Plan, adopted on March 29, 2007	Incorporated by reference to Exhibit 10.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.14	Redevelopment Project Lease, dated as of October 19, 1995, between the City of East Chicago, Indiana (the “City”) and Showboat Marina Partnership (“SMP”), as subsequently amended and assigned by Lease Assignment and Assumption Agreement, dated as of March 28, 1996, between SMP and Showboat Marina Casino Partnership (“SMCP”); Acknowledgement of Commencement Date of Redevelopment Project Lease and Notice of Election to Take Possession of Leased Premises, dated as of March 28, 1996, between the City and SMCP; First Amendment to Redevelopment Project Lease, dated as of March 28, 1996, between the City and SMCP; Second Amendment to Redevelopment Project Lease, dated as of January 20, 1999, between the City and SMCP; Assignment and Assumption of Lease, dated as of April 26, 2005, between SMCP and RIH; Assignment and Assumption of Lease, dated as of October 25, 2006, between RIH and RIH Propco IN, LLC; and Memorandum of Merger of Leasehold Interests, dated as of September 18, 2007, between RIH and the City	Incorporated by reference to Exhibit 10.3 to the September 2007 10-Q.

Exhibit
Number	Description of Exhibit	Method of Filing

10.15	Documents comprising the local development agreement between the City and RIH, consisting of: letter agreement dated April 8, 1994 between SMP and Robert A. Pastrick, Mayor of the City of East Chicago, Indiana (the “Mayor”); letter dated April 18, 1995 from SMP to the Mayor; Side Agreement: East Chicago Second Century, Inc., dated as of December 22, 1998, among SMP, Waterfront Entertainment and Development, Inc. (“Waterfront”), Thomas S. Cappas (“Cappas”) and Michael A. Pannos (“Pannos”); Confirmation of Agreement and Implementation: East Chicago Second Century, Inc., dated as of February 26, 1999, Among SMP, Waterfront, Cappas and Pannos; and Memorandum of Understanding, dated August 25, 2000, between SMCP and the City	Incorporated by reference to Exhibit 10.4 to the September 2007 10-Q.

*10.16	Form of Performance Share Unit Agreement, dated December 15, 2007, under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Filed electronically herewith.

*10.17	Ameristar Casinos, Inc. Change in Control Severance Plan, effective December 4, 2007	Filed electronically herewith.

*10.18	Ameristar Casinos, Inc. Change in Control Severance Plan for Director-Level Employees, effective December 4, 2007	Filed electronically herewith.

14	Ameristar Casinos, Inc. Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Incorporated by reference to Exhibit 14 to the 2006 10-K.

21	Subsidiaries of ACI	Filed electronically herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed electronically herewith.

31.1	Certification of John M. Boushy, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

99.1	Agreement of ACI, dated as of March 15, 2006, to furnish the Securities and Exchange Commission certain instruments defining the rights of holders of certain long-term debt	Incorporated by reference to Exhibit 99.1 to the 2005 10-K.

99.2	Ameristar Casinos, Inc. Code of Conduct for Directors, Officers and Team Members	Incorporated by reference to ACI’s Current Report on Form 8-K filed on May 3, 2004.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISTAR CASINOS, INC.
(Registrant)

February 29, 2008	By:	/s/ John M. Boushy

John M. Boushy
Chief Executive Officer and President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date
/s/ John M. Boushy	John M. Boushy, Chief Executive Officer, President and Director (principal executive officer)	February 29, 2008

/s/ Thomas M. Steinbauer	Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer, Treasurer and Director (principal financial officer)	February 29, 2008

/s/ Thomas L. Malone	Thomas L. Malone, Vice President of Finance and Chief Accounting Officer (principal accounting officer)	February 29, 2008

/s/ Ray H. Neilsen	Ray H. Neilsen, Co-Chairman of the Board	February 29, 2008

/s/ Gordon R. Kanofsky	Gordon R. Kanofsky, Co-Chairman of the Board	February 29, 2008

/s/ Larry A. Hodges	Larry A. Hodges, Director	February 29, 2008

/s/ Carl Brooks	Carl Brooks, Director	February 29, 2008

/s/ Leslie Nathanson Juris	Leslie Nathanson Juris, Director	February 29, 2008

/s/ J. William Richardson	J. William Richardson, Director	February 29, 2008

/s/ Luther P. Cochrane	Luther P. Cochrane, Director	February 29, 2008

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
In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, the Company has excluded the Resorts East Chicago acquisition completed on September 18, 2007. The acquisition constituted 7% of total assets as of December 31, 2007 and less than 7% of revenues for the year then ended. Refer to Note 10 of Notes to Consolidated Financial Statements for further discussion of the Resorts East Chicago acquisition and its impact on the Company’s consolidated financial statements.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report, appearing on pages F-2 and F-3, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.
Ameristar Casinos, Inc.
Las Vegas, Nevada
February 29, 2008

/s/ John M. Boushy	/s/ Thomas M. Steinbauer

John M. Boushy	Thomas M. Steinbauer
Chief Executive Officer and President	Senior Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ameristar Casinos, Inc.:
We have audited Ameristar Casinos, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RIH Acquisitions IN, LLC, which is included in the December 31, 2007 consolidated financial statements of the Company and constituted $705.0 million and $679.1 million of total and net assets, respectively, as of December 31, 2007 and $90.0 million and $0.6 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of RIH Acquisitions IN, LLC.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ameristar Casinos, Inc.:
We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 28, 2008

AMERISTAR CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$98,498	$101,140
Restricted cash	6,425	6,425
Accounts receivable, net	8,112	7,325
Income tax refunds receivable	13,539	2,164
Inventories	7,429	7,241
Prepaid expenses	12,501	11,689
Deferred income taxes	5,463	3,508

Total current assets	151,967	139,492

Property and Equipment, at cost:
Buildings and improvements	1,296,474	1,090,777
Furniture, fixtures and equipment	466,977	404,709

	1,763,451	1,495,486
Less: accumulated depreciation and amortization	(568,354)	(477,780)

	1,195,097	1,017,706

Land	83,190	81,481
Construction in progress	360,675	186,507

Total property and equipment, net	1,638,962	1,285,694

Goodwill and other intangible assets	570,682	76,988
Deposits and other assets	50,485	39,301

TOTAL ASSETS	$2,412,096	$1,541,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,009	$14,443
Construction contracts payable	31,239	25,657
Accrued liabilities	93,841	71,462
Current maturities of long-term debt	4,337	4,344

Total current liabilities	150,426	115,906

Long-term debt, net of current maturities	1,641,615	878,668
Deferred income taxes	75,172	91,528
Deferred compensation and other long-term liabilities	41,757	21,209
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized - 30,000,000 shares;
Issued — none	—	—
Common stock, $.01 par value: Authorized - 120,000,000 shares;
Issued — 57,946,167 and 56,935,403 shares; Outstanding — 57,158,931 and 56,524,567 shares	579	569
Additional paid-in capital	234,983	199,951
Treasury stock, at cost (787,236 and 410,836 shares)	(17,674)	(8,014)
Retained earnings	285,238	241,658

Total stockholders’ equity	503,126	434,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,412,096	$1,541,475

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)

	Years ended December 31,
	2007	2006	2005
Revenues:
Casino	$1,083,380	$1,008,311	$974,178
Food and beverage	136,471	131,795	125,918
Rooms	30,844	27,972	25,355
Other	30,387	29,082	26,041

	1,281,082	1,197,160	1,151,492
Less: Promotional allowances	(200,559)	(196,862)	(190,134)

Net revenues	1,080,523	1,000,298	961,358

Operating Expenses:
Casino	478,504	439,101	431,101
Food and beverage	70,439	68,744	66,299
Rooms	9,341	6,780	6,454
Other	19,157	18,749	16,503
Selling, general and administrative	229,801	200,588	186,050
Depreciation and amortization	94,810	93,889	85,366
Impairment loss on assets	4,758	931	869

Total operating expenses	906,810	828,782	792,642

Income from operations	173,713	171,516	168,716

Other Income (Expense):
Interest income	2,113	2,746	830
Interest expense, net	(57,742)	(50,291)	(60,913)
Loss on early retirement of debt	—	(26,264)	(2,074)
Net (loss) gain on disposition of assets	(1,408)	683	(1,576)
Other	(178)	—	(79)

Income Before Income Tax Provision	116,498	98,390	104,904
Income tax provision	47,065	38,825	38,619

Net Income	$69,433	$59,565	$66,285

Earnings Per Share:
Basic	$1.22	$1.06	$1.19

Diluted	$1.19	$1.04	$1.16

Cash Dividends Declared Per Share	$0.41	$0.38	$0.31

Weighted Average Shares Outstanding:
Basic	57,052	56,155	55,664

Diluted	58,322	57,327	57,127

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)

	Capital Stock		Additional
	Number		Paid-In	Treasury	Retained
	of Shares	Amount	Capital	Stock	Earnings	Total

Balance, December 31, 2004	54,882	$549	$166,450	$—	$154,301	$321,300
Net income	—	—	—	—	66,285	66,285
Exercise of stock options	1,076	11	7,114	—	—	7,125
Tax benefit of stock option exercises	—	—	6,425	—	—	6,425
Dividends	—	—	—	—	(17,425)	(17,425)

Balance, December 31, 2005	55,958	560	179,989	—	203,161	383,710
Net income	—	—	—	—	59,565	59,565
Exercise of stock options and issuance of restricted shares	978	9	7,885	—	—	7,894
Tax benefit of stock option exercises	—	—	4,266	—	—	4,266
Dividends	—	—	—	—	(21,068)	(21,068)
Stock-based compensation expense	—	—	7,811	—	—	7,811
Common stock repurchases	(411)	—	—	(8,014)	—	(8,014)

Balance, December 31, 2006	56,525	569	199,951	(8,014)	241,658	434,164
Net income	—	—	—	—	69,433	69,433
Exercise of stock options and issuance of restricted shares	1,010	10	17,452	—	—	17,462
Tax benefit of stock option exercises	—	—	5,587	—	—	5,587
Cumulative effect of change in accounting principle — adoption of FIN 48	—	—	—	—	(2,464)	(2,464)
Dividends	—	—	—	—	(23,389)	(23,389)
Stock-based compensation expense	—	—	11,993	—	—	11,993
Common stock repurchases	(376)	—	—	(9,660)	—	(9,660)

Balance, December 31, 2007	57,159	$579	$234,983	$(17,674)	$285,238	$503,126

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$69,433	$59,565	$66,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,810	93,889	85,366
Amortization of debt issuance costs and debt discounts	1,503	990	3,891
Stock-based compensation expense	11,993	7,811	—
Loss on early retirement of debt	—	26,264	2,074
Net change in deferred compensation liability	(773)	71	633
Impairment loss on assets	4,758	931	869
Net loss (gain) on disposition of assets	1,408	(683)	1,576
Net change in deferred income taxes	13,618	1,702	16,424
Excess tax benefit from stock option exercises	(5,587)	(4,266)	6,425
Changes in operating assets and liabilities:
Restricted cash	—	49	(1,988)
Accounts receivable, net	3,638	(2,083)	1,212
Income tax refunds receivable	(11,375)	(2,164)	—
Inventories	54	(315)	1
Prepaid expenses	398	(2,505)	(420)
Assets held for sale	—	—	596
Accounts payable	5,633	1,816	(277)
Income taxes payable	—	893	1,806
Accrued liabilities	13,235	(12,427)	12,986

Net cash provided by operating activities	202,746	169,538	197,459

Cash Flows from Investing Activities:
Net cash paid for Resorts East Chicago acquisition	(671,420)	—	—
Capital expenditures	(277,312)	(249,123)	(177,789)
Increase in construction contracts payable	5,582	16,157	4,437
Proceeds from sale of assets	338	1,368	896
Increase in deposits and other non-current assets	(11,475)	(6,083)	(3,393)

Net cash used in investing activities	(954,287)	(237,681)	(175,849)

Cash Flows from Financing Activities:
Debt borrowings	782,000	485,000	410,000
Principal payments of debt	(19,384)	(384,346)	(396,554)
Premium on early redemption of senior subordinated notes	—	(20,425)	—
Cash dividends paid	(23,389)	(21,068)	(17,425)
Proceeds from stock option exercises	17,448	7,878	7,125
Purchases of treasury stock	(9,660)	(8,014)	—
Excess tax benefit from stock option exercises	5,587	4,266	—
Debt issuance costs	(3,703)	(153)	(5,134)

Net cash provided by (used in) financing activities	748,899	63,138	(1,988)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,642)	(5,005)	19,622
Cash and Cash Equivalents — Beginning of Year	101,140	106,145	86,523

Cash and Cash Equivalents — End of Year	$98,498	$101,140	$106,145

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in Thousands)

	Years ended December 31,
	2007	2006	2005
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$52,313	$65,675	$54,015

Cash paid for federal and state income taxes (net of refunds received)	$45,572	$38,294	$14,993

Non-cash Investing and Financing Activities:
Acquisition of Resorts East Chicago
Fair value of non-cash assets acquired	$681,820	$—	$—
Less net cash paid	(671,420)	—	—

Liabilities assumed	$10,400	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of presentation
     The accompanying consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through ACI’s subsidiaries, the Company owns and operates eight casino properties in seven markets. The Company’s portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Resorts East Chicago (serving the Chicagoland area); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Black Hawk (serving the Denver metropolitan area); and Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
     The Company acquired Resorts East Chicago on September 18, 2007. Accordingly, the consolidated financial statements reflect Resorts East Chicago’s operating results only from the acquisition date.
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
Restricted cash
     As of December 31, 2007 and 2006, restricted cash totaled $6.4 million. On September 2, 2003, the Company entered into a trust participation agreement with an insurance provider. Pursuant to the terms of the trust participation agreement, the Company had $6.4 million as of December 31, 2007 and 2006 deposited into a trust account as collateral for the Company’s obligation to reimburse the insurance provider for the Company’s workers’ compensation claims. The Company is permitted to invest the trust funds in certain investment vehicles with stated maturity dates not to exceed six months. Any interest or other earnings are disbursed to the Company.
Accounts receivable
     At December 31, 2007 and 2006, total accounts receivable were $9.7 million and $7.4 million, respectively. As of December 31, 2007 and 2006, an allowance of $1.6 million and $0.1 million, respectively, has been applied to reduce total accounts receivable to amounts anticipated to be collected.
     The Company extends gaming credit at its properties in Indiana, Mississippi and Nevada, and credit represents a significant amount of table games play at Resorts East Chicago. Gaming receivables were $5.1 million and $0.4 million at December 31, 2007 and 2006, respectively, and are included in the Company’s accounts receivable balance. As of December 31, 2007, Resorts East Chicago’s portion of the Company’s gaming receivables totaled $4.8 million, of which $1.4 million was included in the Company’s allowance for doubtful accounts.

Inventories
     Inventories primarily consist of food and beverage items, gift shop and general store retail merchandise, engineering and slot supplies, uniforms, linens, china and other general supplies. Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted average basis.
Capitalization and depreciation
     Property and equipment are recorded at cost, including interest charged on funds borrowed to finance construction. Interest of $19.9 million, $8.1 million and $5.0 million was capitalized for the years ended December 31, 2007, 2006 and 2005, respectively. Betterments, renewals and repairs that extend the life of an asset are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. Costs of major renovation projects are capitalized in accordance with existing policies.
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
Goodwill and other intangible assets
     Goodwill represents the excess of the purchase price over fair market value of net assets acquired in business combinations. Other intangible assets may include gaming licenses, trade names and player lists. Intangible assets must be reviewed for impairment at least annually and more frequently if events or circumstances indicate a possible impairment. The Company performs an annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. No impairments were identified as a result of the annual impairment reviews for any of the intangible assets in 2007, 2006 and 2005. See also “Note 11 — Goodwill and Other Intangible Assets.”
Debt issuance costs
     Debt issuance costs are capitalized and amortized to interest expense using the effective interest method or a method that approximates the effective interest method over the term of the related debt instrument. In connection with the September 2007 acquisition of Resorts East Chicago, the Company amended its senior credit facility and capitalized $3.7 million in amendment fees and other debt issuance costs. As of December 31, 2007 and 2006, total capitalized debt issuance costs remaining to be amortized were $6.5 million and $4.3 million, respectively.

     The Company expenses debt issuance costs ratably in connection with any early debt retirements. In February 2006, the Company redeemed all $380.0 million outstanding principal amount of its senior subordinated notes. The redemption resulted in the expensing in 2006 of all unamortized debt issuance costs relating to the senior subordinated notes. For the year ended December 31, 2006, the total previously deferred debt issuance costs expensed as a result of the early retirement of debt were $5.8 million.
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
     The estimated departmental costs of providing complimentary food and beverage, rooms, entertainment and other are included in casino operating expenses and consisted of the following:

	Years ended December 31,
	2007	2006	2005
	(Amounts in Thousands)
Food and beverage	$54,875	$53,316	$52,273
Rooms	7,003	6,427	5,405
Entertainment	4,600	4,871	4,871
Other	2,257	2,468	2,001

	$68,735	$67,082	$64,550

Customer Rewards Programs
     The Company’s customer rewards programs allow customers to earn certain point-based cash rewards or complimentary goods and services based on the volume of the customers’ gaming activity. Customers can accumulate reward points over time that they may redeem at their discretion under the terms of the programs. The reward credit balance is forfeited if a customer does not earn any reward credits over any subsequent 12-month period. As a result of the ability of the customer to bank the reward points, the Company accrues the expense of reward points, after giving effect to estimated forfeitures, as they are earned. At December 31, 2007 and 2006, $7.4 million and $7.7 million, respectively, were accrued. The value of these point-based cash rewards or complimentary goods and services are netted against revenue as a promotional allowance.

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
Advertising
     The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $27.0 million, $25.5 million and $23.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Business development expenses
     Business development expenses are general costs incurred in connection with identifying, evaluating and pursuing opportunities to expand into existing or new gaming jurisdictions. Such costs include, among others, professional service fees, travel-related costs, lobbyist fees and fees for applications filed with regulatory agencies, and are expensed as incurred. Any site acquisition and design costs are expensed when the Company determines a business development opportunity is no longer feasible. During the years ended December 31, 2007, 2006 and 2005, business development expenses totaled $2.6 million, $3.2 million and $6.6 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The 2007 business development costs included $0.9 million related to the acquisition of Resorts East Chicago.
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
Earnings per share
     The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing reported earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities such as stock options. For 2007, 2006 and 2005, all outstanding options with an exercise price lower than the market price have been included in the calculation of diluted earnings per share.

     The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Years ended December 31,
	2007	2006	2005
	(Amounts in Thousands)
Weighted-average number of shares outstanding-basic earnings per share	57,052	56,155	55,664
Dilutive effect of stock options	1,270	1,172	1,463

Weighted-average number of shares outstanding-diluted earnings per share	58,322	57,327	57,127

     For the years ended December 31, 2007, 2006 and 2005, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 1.3 million, 1.4 million and 0.1 million, respectively.
Accounting for stock-based compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company adopted SFAS No. 123(R) using the modified prospective method and, accordingly, the financial statement amounts presented in this Annual Report for the year ended December 31, 2005 have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.
Recently issued accounting pronouncements
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition-related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS No. 141(R) will have an impact on its accounting for future business combinations once adopted but the effect is dependent upon the acquisitions, if any, that are made in the future.
Recently adopted accounting pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 clarifies how to measure fair value as permitted under other accounting pronouncements, but does not require any new fair value measurements. The Company adopted SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
Note 3 — Accrued liabilities
     Major classes of accrued liabilities consisted of the following as of December 31:

	2007	2006
	(Amounts in Thousands)
Compensation and related benefits	$37,591	$28,369
Taxes other than state and federal income taxes	23,514	15,976
Progressive slot machine and related accruals	8,036	6,975
Players’ club rewards	7,368	7,730
Interest	6,048	2,123
Marketing and other accruals	11,284	10,289

	$93,841	$71,462

Note 4 — Federal and state income taxes
     The components of the income tax provision are as follows:

	Years ended December 31,
	2007	2006	2005
	(Amounts in Thousands)
Current:
Federal	$41,168	$32,596	$19,993
State	6,242	4,898	2,411

Total current	47,410	37,494	22,404

Deferred:
Federal	(2,353)	(1,055)	14,296
State	804	1,182	715

Total deferred	(1,549)	127	15,011

Federal benefit applied to reduce goodwill	1,204	1,204	1,204

Total	$47,065	$38,825	$38,619

     The Company recorded $5.6 million, $4.3 million and $6.4 million as an increase to contributed capital for certain tax benefits from employee share-based compensation for the years ended December 31, 2007, 2006 and 2005, respectively.

     The reconciliation of income tax at the federal statutory rate to income tax expense is as follows:

	Years ended December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal benefit	4.2	4.4	1.9
Nondeductible political and lobbying costs	0.3	0.3	0.3
Other	0.9	(0.2)	(0.4)

	40.4%	39.5%	36.8%

     Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax liability consisted of the following:

	December 31,
	2007	2006
	(Amounts in Thousands)
Deferred income tax assets:
Net operating loss carryforwards	$15,287	$17,380
Deferred compensation	8,152	6,732
Accrued expenses	3,571	4,529
Share-based compensation	5,853	2,395
Accrued vacation	2,306	2,130
Other	117	31

Total deferred income tax assets	35,286	33,197

Deferred income tax liabilities:
Property and equipment	(86,750)	(106,614)
Goodwill amortization	(15,328)	(10,472)
Prepaid insurance	(1,945)	(1,785)
Other	(972)	(2,346)

Total deferred income tax liabilities	(104,995)	(121,217)

Net deferred income tax liability	$(69,709)	$(88,020)

     At December 31, 2007, the Company had available $215.9 million of state net operating loss carryforwards that relate to the Company’s Missouri properties and may be applied against future taxable income. At December 31, 2007, the Company also had available $17.0 million of federal net operating loss carryforwards and $27.3 million of state net operating loss carryforwards, which were acquired as part of the Mountain High Casino acquisition. These acquired federal net operating loss carryforwards are subject to IRS change of ownership limitations. Accordingly, the future utilization of the carryforwards is subject to an annual base limitation of $5.3 million that can be applied against future taxable income. For the years ended December 31, 2007 and 2006, the Company made federal and state income tax payments totaling $45.6 million and $38.3 million, respectively. The remaining unused federal and state net operating loss carryforwards will expire in 2020 through 2027. No valuation allowance has been provided against deferred income tax assets as the Company believes it is more likely than not that deferred income tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon the adoption of FIN 48, the Company recorded a net reduction of $2.5 million to the January 1, 2007 retained earnings balance as a cumulative effect adjustment. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts
in Thousands)
Balance, January 1, 2007	$22,820
Increases for tax positions of the current year	2,743
Increases for tax positions of prior years	8,193
Decreases for tax positions of prior years	(3,736)
Settlements	(780)
Lapses of applicable statute of limitations	(383)

Balance, December 31, 2007	$28,857

     The total amount of unrecognized tax benefits as of December 31, 2007 was $28.9 million, of which $2.1 million would affect the effective tax rate if recognized.
     Interest and penalties related to income taxes are classified as income tax expense in the Company’s financial statements. As of December 31, 2007, accrued interest and penalties totaled $3.5 million, of which $2.5 million would affect the effective tax rate if recognized.
     As of December 31, 2007, our tax filings are generally subject to examination in federal and state tax jurisdictions for years ended on or after December 31, 2002. The Company does not believe it is reasonably possible that a significant change will occur within 12 months to its unrecognized tax benefits.

Note 5 — Long-term debt
     Long-term debt consisted of the following:

	December 31,
	2007	2006
	(Amounts in Thousands)
Senior credit facilities, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following facilities:

Revolving loan facility, at variable interest (7.1% at December 31, 2007 and 6.4% at December 31, 2006); principal due November 10, 2010	$1,252,000	$485,000
Term loan facility, at variable interest (7.4% at December 31, 2007 and 6.9% at December 31, 2006); $1.0 million principal payments due quarterly through September 30, 2011; $94.3 million principal payments due quarterly from December 31, 2011 through November 10, 2012	392,000	396,000

Other	1,952	2,012

	1,645,952	883,012
Less: Current maturities	(4,337)	(4,344)

	$1,641,615	$878,668

     Maturities of the Company’s borrowings for each of the next five years and thereafter as of December 31, 2007 are as follows (amounts in thousands):

Year	Maturities
2008	$4,337
2009	4,641
2010	1,256,386
2011	97,648
2012	282,768
Thereafter	172

$1,645,952

Senior credit facilities
     In November 2005, the Company obtained a $1.2 billion senior secured credit facility (the “Credit Facility”) that provided for a seven-year, $400.0 million term loan facility and a five-year, $800.0 million revolving loan facility. The revolving loan facility includes a $75.0 million letter of credit sub-facility and a $25.0 million swingline loan sub-facility.
     In September 2007, the Company amended the Credit Facility to increase the total amount of permitted incremental loan commitments from $400.0 million to $600.0 million. The amendment also increased the maximum permitted leverage ratio and senior leverage ratio (both as defined in the Credit Facility) for fiscal quarters ending on and after September 30, 2007; raised the interest rate add-on for the term loan by 50 basis points; and permitted the Company to acquire Resorts East Chicago for an amount (including related transaction costs and expenses) not to exceed $700.0 million, without reducing the amount the Company could spend for other permitted acquisitions. The incremental loans are subject to the same interest rates and terms of payment as the existing revolving loans. In September 2007, the Company borrowed $660.0 million of revolving loans to fund the acquisition of Resorts East Chicago.
     As a result of the amendment described above, the borrowing under the term loan facility now bears interest at the London Interbank Offered Rate (“LIBOR”) plus 200 basis points or the base rate plus 100 basis points, at the Company’s option. Borrowings under the revolving loan facility currently bear interest at LIBOR plus 162.5 basis points or the base rate plus 62.5 basis points. The LIBOR margin is subject to adjustment between 75 and 175 basis points and the base rate margin is subject to adjustment between 0 and 75 basis points, in each case depending on the Company’s leverage ratio, as defined. The commitment fee on the revolving loan facility ranges from 25 to 50 basis points, depending on the leverage ratio. In the case of LIBOR-based loans, the Company has the option of selecting a one-, two-, three- or six-month interest period. The Company also has the option to select a nine- or 12-month interest period if agreed to by all Credit Facility lenders. Interest is payable at the earlier of three months from the borrowing date or upon expiration of the interest period selected.
     At December 31, 2007, the Company’s principal debt outstanding primarily consisted of $1.3 billion under the revolving loan facility and $392.0 million under the term loan facility. As of December 31, 2007, the amount of the revolving loan facility available for borrowing was $142.6 million, after giving effect to $5.4 million of outstanding letters of credit. Additionally, the Credit Facility permits the Company, under certain circumstances, to incur subordinated note indebtedness of up to $500 million and secured purchase money indebtedness of up to $25 million, subject to the maintenance of required leverage ratios. All mandatory principal repayments have been made through December 31, 2007.
     The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of December 31, 2007, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 6.25:1, and a senior leverage ratio, defined as senior debt divided by EBITDA, of no more than 5.25:1. As of December 31, 2007 and 2006, the Company’s leverage ratio was 5.07:1 and 3.33:1, respectively. The senior leverage ratio as of December 31, 2007 and 2006 was 5.07:1 and 3.32:1, respectively. As of December 31, 2007, the Company was required to maintain a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.25:1. As of December 31, 2007 and 2006, the Company’s fixed charge coverage ratio was 1.66:1 and 1.90:1, respectively.
     The Company is permitted to make up to $40.0 million in annual dividend payments under the terms of the Credit Facility. During the years ended December 31, 2007 and 2006, the Company paid dividends totaling $23.4 million and $21.1 million, respectively.
     In August 2006, the Credit Facility was amended to allow up to a total of $125.0 million in cash repurchases of the Company’s stock during the period from November 10, 2005 to November 10, 2012, in addition to the amount available under the $40 million annual dividend basket. As of December 31, 2007, the Company had paid $17.7 million to repurchase stock during the term of the Credit Facility.
     The Credit Facility also limits the Company’s aggregate capital expenditures to $1.0 billion during the period from November 10, 2005 to November 10, 2012. As of December 31, 2007, capital expenditures made during the term of the Credit Facility totaled $523.3 million.
     As of December 31, 2007 and December 31, 2006, the Company was in compliance with all other applicable covenants. However, without any change to the Credit Facility or obtaining subordinated debt, the Company may exceed the maximum permitted senior leverage ratio in 2008. The Company anticipates that any amendment to the Credit Facility would result in an increase in additional costs and/or fees.
     Certain changes in control of the Company, as defined, could result in the acceleration of the obligations under the Credit Facility.

     In connection with obtaining the Credit Facility, each of ACI’s subsidiaries (the “Guarantors”) entered into a guaranty (the “Guaranty”) pursuant to which the Guarantors guaranteed ACI’s obligations under the Credit Facility. The obligations of ACI under the Credit Facility, and of the Guarantors under the Guaranty, are secured by substantially all of the assets of ACI and the Guarantors.
Senior subordinated notes
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
Other debt
     In connection with the acquisition of Ameristar Black Hawk in December 2004, the Company assumed debt relating to proceeds from a municipal bond issue by the Black Hawk Business Improvement District. The bonds are in the form of a $975,000 issue bearing 6.0% interest that matured on December 1, 2005 and a $2,025,000 issue bearing 6.75% interest, which are due on December 1, 2011. These bonds are the obligations of the Black Hawk Business Improvement District and are payable from property tax assessments levied on Ameristar Black Hawk. The Black Hawk Business Improvement District has notified Ameristar Black Hawk that it will assess 20 semi-annual payments of $211,083, which was calculated by amortizing the $3,000,000 principal amount at 7% over 20 equal semi-annual payments. The difference in the interest rate used for the assessment and the interest rate on the bonds relates to estimated administrative costs of the Black Hawk Business Improvement District for the bond issue. The Company has accounted for the liability from this bond offering in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities,” and has recorded an obligation for the total tax assessment. The Company has capitalized the cost of the improvements involved. At December 31, 2007, the outstanding principal balance relating to the municipal bonds was $1.5 million.
Fair value of long-term debt
     The fair value of the Company’s long-term debt at December 31, 2007 and 2006 approximated its book value. A significant portion of the Company’s outstanding debt balance consists of borrowings under the Credit Facility, which carry variable interest rates over short-term interest periods.
Note 6 — Leases
Operating leases
     The Company maintains operating leases for certain office facilities, vehicles, office equipment, signage and land. Rent expense under operating leases totaled $3.5 million, $3.7 million and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

     Future minimum lease payments required under operating leases for each of the five years subsequent to December 31, 2007 and thereafter are as follows (amounts in thousands):

Year	Payments
2008	$5,548
2009	3,936
2010	3,275
2011	2,941
2012	2,955
Thereafter	603

$19,258

Note 7 — Benefit plans
401(k) plan
     The Company maintains a defined contribution 401(k) plan, which covers all non-union employees who meet certain age and length of service requirements. Plan participants can elect to defer before-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 50% of eligible participants’ deferrals that do not exceed 4% of their pay (subject to limitations imposed by the Internal Revenue Code). The Company’s matching contributions were $2.2 million, $2.1 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Neither the 401(k) plan nor any other Company benefit plan holds or invests in shares of the Company’s common stock or derivative securities based on the Company’s common stock.
Health benefit plan
     The Company maintains qualified employee health benefit plans that are self-funded by the Company with respect to claims below a certain amount. The plans require contributions from eligible employees and their dependents. The Company’s contribution expense for the plans was approximately $31.8 million, $27.0 million and $29.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, estimated liabilities for unpaid and incurred but not reported claims totaled $5.8 million and $5.4 million, respectively.
Deferred compensation plan
     On April 1, 2001, the Company adopted a non-qualified deferred compensation plan for certain highly compensated employees, which was amended and restated effective January 1, 2008. The Company matches, on a dollar-for-dollar basis, up to the first 5% of participants’ annual salary and bonus deferrals in each participant’s account. Matching contributions by the Company for the years ended December 31, 2007, 2006 and 2005 were $0.9 million, $0.9 million and $0.8 million, respectively. The Company’s obligation under the plan represents an unsecured promise to pay benefits in the future and in the event of bankruptcy of the Company, assets of the plan would be available to satisfy the claims of general creditors. To increase the security of the participants’ deferred compensation plan benefits, the Company has established and funded a grantor trust (known as a “rabbi trust”). The rabbi trust is specifically designed so that assets are available to pay plan benefits to participants in the event that the Company is unwilling or unable to pay the plan benefits for any reason other than insolvency. As a result, the Company is prevented from withdrawing or accessing assets for corporate needs. Plan participants choose to receive a return on their account balances equal to the return on various investment options. The Company currently invests plan assets in an equity-based life insurance product of which the rabbi trust is the owner and beneficiary.
     As of December 31, 2007 and 2006, plan assets were $14.8 million and $21.0 million, respectively, and are reflected in other assets in the accompanying consolidated balance sheets. The liabilities due the participants were $14.2 million and $21.2 million as of December 31, 2007 and 2006, respectively. For the years ended December 31, 2007, 2006 and 2005, net deferred compensation expense was $2.3 million, $0.1 million and $1.1 million, respectively.

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
Note 8 — Stock-Based Compensation
     The Company has various stock incentive plans for directors, officers, employees, consultants and advisers of the Company. The plans permit the grant of non-qualified stock options, incentive (qualified) stock options, restricted stock awards, restricted stock units, performance share units or any combination of the foregoing. The maximum number of shares available for issuance under the plans is 16.0 million (net of awards that terminate or are canceled without being exercised or vesting), subject to certain limitations. The Compensation Committee of the Board of Directors administers the plans and has broad discretion to establish the terms of stock awards, including, without limitation, the power to set the term (up to 10 years), vesting schedule and exercise price of stock options.
     Stock options
     Stock options are valued at the date of award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.
     Summary information for stock option activity under the Company’s plans is as follows:

			Years ended December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
	Options	Average	Options	Average	Options	Average
	(Amounts in	Exercise	(Amounts in	Exercise	(Amounts in	Exercise
	Thousands)	Price	Thousands)	Price	Thousands)	Price
Outstanding at beginning of year	6,233	$20.44	5,782	$15.96	5,676	$12.05
Granted	623	29.50	1,910	27.69	1,561	23.20
Exercised	(1,008)	17.26	(884)	8.92	(1,076)	6.55
Forfeited or expired	(216)	23.08	(575)	17.17	(379)	13.87

Outstanding at end of year	5,632	$21.91	6,233	$20.44	5,782	$15.96

Options exercisable at end of year	2,479	$17.19	2,169	$15.83	1,913	$13.18

Options available for grant at end of year	2,727		1,508		2,939
     The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $15.6 million, $13.4 million and $18.4 million, respectively. The aggregate intrinsic value of options outstanding was $37.6 million and $127.4 million at December 31, 2007 and 2006, respectively. The aggregate intrinsic value of options exercisable at December 31, 2007 and 2006 was $26.5 million and $34.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
     During the years ended December 31, 2007, 2006 and 2005, the amount of cash received by the Company from the exercise of stock options was $17.4 million, $7.9 million and $7.1 million, respectively.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility is based on historical volatility trends as well as implied future volatility observations as determined by independent third parties. In determining the expected life of the option grants, the Company used historical data to estimate option exercise and employee termination behavior. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant. The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of SFAS No. 123(R) for 2007 and 2006 and SFAS No. 123 for 2005.

	Years ended December 31,
	2007	2006	2005
Weighted-average fair value per share of options granted during the year (estimated on grant date using the Black-Scholes-Merton option pricing model)	$9.82	$9.54	$8.21

Weighted-average assumptions:
Expected stock price volatility	40%	39%	47%
Risk-free interest rate	4.0%	4.6%	4.3%
Expected option life (years)	4	4	5
Expected annual dividend yield	1.4%	1.5%	1.4%
     The following table summarizes the Company’s unvested stock option activity for the year ended December 31, 2007:

		Weighted-
	Shares	Average
	(Amounts in	Exercise Price
	Thousands)	(per Share)
Unvested at January 1, 2007	3,994	$22.98
Granted	623	29.50
Vested	(1,249)	19.61
Forfeited	(215)	23.07

Unvested at December 31, 2007	3,153	$25.63
     Restricted stock awards
     In July 2006, the Company granted 0.1 million restricted shares of common stock as part of a compensation agreement with the Company’s Chief Executive Officer and President when he was hired. These are the only restricted shares that have been granted by the Company to date. During 2007 and 2006, the Company recognized $1.6 million and $1.3 million, respectively, in stock-based compensation expense related to the Chief Executive Officer and President’s compensation agreement, which also included the grant of non-qualified stock options to purchase 0.4 million shares of common stock. As of December 31, 2007, there was approximately $0.7 million of unrecognized compensation expense related to the restricted shares of common stock issued under the Company’s stock incentive plans. That cost is expected to be recognized in 2008.
     Restricted stock units
     In December 2007, the Company began granting restricted stock units in addition to stock options. In accordance with SFAS No. 123(R), the cost of services received from employees in exchange for the issuance of restricted stock units is required to be measured based on the grant date fair value of the restricted stock units issued. The value of the restricted stock units at the date of grant is amortized through expense over the requisite service period using the straight-line method. The requisite service period for the restricted stock units that were granted is four years. The Company uses historical data to estimate employee forfeitures, which are compared to actual forfeitures on a quarterly basis and adjusted if necessary.
     Performance share units
     In December 2007, the Company also began granting performance share units to certain employees. These performance share units are intended to focus participants on the Company’s long-range objectives, while at the same time serving as a retention mechanism. The fair value of the performance share units is based on the market price of the Company’s shares on the grant date. These grants are earned over a two-year period based on actual performance against defined objectives. Expense associated with these performance-based grants is recognized in periods after performance targets are established. Based on the extent to which the performance objectives are achieved, earned shares may range from zero percent to 200 percent of the original grant amount. Performance share units represent 28 percent of unvested restricted equity awards outstanding at December 31, 2007.

     The following table summarizes the Company’s unvested restricted stock, restricted stock unit and performance share unit activity for the year ended December 31, 2007:

		Weighted-
	Shares/Units	Average Grant
	(Amounts in	Date Fair Value
	Thousands)	(per Share/Unit)
Unvested at January 1, 2007	64	$20.77
Granted	373	28.09
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2007	437	$27.02
     For the years ended December 31, 2007 and 2006, there was $12.0 million and $7.9 million, respectively, of compensation cost related to non-qualified stock options, restricted stock, restricted stock units and performance share units recognized in operating results (included in selling, general and administrative expenses). As of December 31, 2007, there was approximately $30.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.4 years.
Note 9 — Stock Repurchases
     In July 2006, the Company’s Board of Directors approved the repurchase of up to 2.8 million shares of the Company’s common stock, representing approximately 5% of its issued and outstanding common stock, in a stock repurchase program. The shares may be repurchased from time to time during the three-year period ending July 24, 2009 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. During the year ended December 31, 2007, the Company repurchased 0.4 million shares at an average price of $25.65 per share. For the year ended December 31, 2006, the Company repurchased 0.4 million shares at an average price of $19.49 per share. As of December 31, 2007, a total of 0.8 million shares have been repurchased at an aggregate cost of $17.7 million, an average of $22.43 per share.
Note 10 — Acquisition of Resorts East Chicago
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
     The Company paid $671.4 million, net of cash acquired, for RIH. The Company financed the purchase of RIH by additional borrowings under its revolving loan facility as further described in Note 5. The Company incurred approximately $4.8 million in acquisition costs that were included in the purchase price and $3.7 million in capitalized debt issuance costs, which will be amortized as interest expense over the remaining term of the revolving credit facility.
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

September 18, 2007
(Amounts in Thousands)
Current assets, including $8,272 of cash acquired	$17,545
Property and equipment	177,270
Goodwill	262,247
Gaming license and other intangible assets	233,030
Assumed liabilities	(10,400)

Net assets acquired	$679,692

     The unaudited pro forma consolidated results of operations, as if the acquisition of Resorts East Chicago had occurred on January 1, 2006, are as follows:

	Year Ended December 31,
	2007	2006
	(Amounts in Thousands,
	Except Per Share Data)
Pro Forma
Net revenues	$1,293,598	$1,296,566
Operating income	$188,217	$212,644
Net income	$56,984	$52,897
Basic earnings per common share	$1.00	$0.94
Diluted earnings per common share	$0.98	$0.92
     The pro forma consolidated results of operations are not necessarily indicative of what the actual consolidated results of operations of the Company would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s consolidated results of operations for future periods.

Note 11 — Goodwill and Other Intangible Assets
     Goodwill and other intangible assets (net of amortization) consisted of the following:

	December 31,
	2007	2006
	(Amounts in Thousands)
Goodwill:
Resorts East Chicago acquisition (September 2007)	$262,247	$—
Missouri properties acquisition (December 2000)	75,784	76,988
Other	5	—

	338,036	76,988

Other Intangible Assets:
Resorts East Chicago gaming license	231,400	—
Resorts East Chicago trade name and customer list	1,246	—

	232,646	—

Total Goodwill and Other Intangible Assets	$570,682	$76,988

     Intangible assets recorded as part of the Resorts East Chicago acquisition include a customer list with an estimated value of $0.4 million and an estimated useful life of five years and a trade name with an estimated value of $1.2 million and an estimated useful life of one year. Goodwill and the East Chicago gaming license, which has an indefinite life, are not amortized.
      For the year ended December 31, 2007, goodwill relating to the Missouri properties acquisition decreased $1.2 million. Goodwill will continue to be reduced through 2016 by annual tax benefits of $1.2 million resulting from differences in the values assigned to certain purchased assets for financial reporting and tax purposes.
Note 12 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2007 and 2006, the estimated liabilities for unpaid and incurred but not reported claims totaled $12.1 million and $10.4 million, respectively. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.
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
     The Company has provided an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $2.6 million as of December 31, 2007 and may be subsequently reduced as principal and interest mature under the revenue bonds. Additionally, the Company is obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds, as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through December 31, 2007, the Company had paid $2.1 million in shortfalls and other costs. As required by the agreements, the Company anticipates that it will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and has recorded a corresponding receivable as of December 31, 2007.
Note 13 — Selected Quarterly Financial Results (Unaudited)
     The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2007 and 2006.

	For the fiscal quarters ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	Total
	(Amounts in Thousands, Except Per Share Data)
Net revenues	$259,146	$253,229	$265,372	$302,776	$1,080,523
Income from operations	49,916	43,339	45,953	34,505	173,713
Income before income tax provision (1)	38,963	32,300	33,456	11,780	116,498
Net income	23,951	17,270	19,974	8,238	69,433

Basic earnings per share (2)	$0.42	$0.30	$0.35	$0.14	$1.22
Diluted earnings per share (2)	$0.41	$0.30	$0.34	$0.14	$1.19

	For the fiscal quarters ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	Total
	(Amounts in Thousands, Except Per Share Data)
Net revenues	$256,094	$246,583	$253,578	$244,043	$1,000,298
Income from operations (1)	43,657	39,584	46,253	42,021	171,516
Income before income tax provision (1)	4,589	28,118	34,611	31,071	98,390
Net income (1)	2,618	18,028	21,085	17,833	59,565

Basic earnings per share (2)	$0.05	$0.32	$0.38	$0.32	$1.06
Diluted earnings per share (2)	$0.05	$0.32	$0.37	$0.31	$1.04

(1)	The sum of the amounts for the four quarters does not equal the total for the year due to rounding.

(2)	Because earnings per share amounts are calculated using the weighted-average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per-share amounts for the four quarters may not equal the total earnings per share amounts for the year.