Form 10-Q
period 2008-03-31
AMERISTAR CASINOS INC
filed 2008-05-12
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-22494
AMERISTAR CASINOS, INC.

(Exact name of Registrant as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0304799 (I.R.S. employer identification no.)
3773 Howard Hughes Parkway
Suite 490 South
Las Vegas, Nevada 89169

(Address of principal executive offices)
(702) 567-7000

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2008, 57,214,179 shares of Common Stock of the registrant were outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	March 31,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Current Assets:
Cash and cash equivalents	$78,899	$98,498
Restricted cash	6,425	6,425
Accounts receivable, net	8,752	8,112
Income tax refunds receivable	—	13,539
Inventories	7,567	7,429
Prepaid expenses	16,503	12,501
Deferred income taxes	5,463	5,463

Total current assets	123,609	151,967

Property and Equipment, at cost:
Buildings and improvements	1,300,846	1,296,474
Furniture, fixtures and equipment	480,110	466,977

	1,780,956	1,763,451
Less: accumulated depreciation and amortization	(589,200)	(568,354)

	1,191,756	1,195,097

Land	83,183	83,190
Construction in progress	401,189	360,675

Total property and equipment, net	1,676,128	1,638,962

Goodwill and other intangible assets	441,045	570,682
Deposits and other assets	55,051	50,485

TOTAL ASSETS	$2,295,833	$2,412,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,809	$21,009
Construction contracts payable	39,763	31,239
Income taxes payable	6,239	—
Accrued liabilities	100,654	93,841
Current maturities of long-term debt	4,284	4,337

Total current liabilities	173,749	150,426

Long-term debt, net of current maturities	1,615,472	1,641,615
Deferred income taxes	25,132	75,172
Deferred compensation and other long-term liabilities	41,681	41,757

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 57,992,175 and 57,946,167 shares; Outstanding — 57,204,939 and 57,158,931 shares	580	579
Additional paid-in capital	238,587	234,983
Treasury stock, at cost (787,236 shares)	(17,674)	(17,674)
Retained earnings	218,306	285,238

Total stockholders’ equity	439,799	503,126

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,295,833	$2,412,096

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Casino	$331,757	$258,995
Food and beverage	40,370	32,871
Rooms	10,940	6,612
Other	9,577	6,669

	392,644	305,147
Less: Promotional allowances	(67,876)	(46,001)

Net revenues	324,768	259,146

Operating Expenses:
Casino	155,543	110,149
Food and beverage	18,978	16,462
Rooms	2,530	1,847
Other	6,075	4,521
Selling, general and administrative	64,113	52,309
Depreciation and amortization	25,520	23,875
Impairment loss on assets	129,065	67

Total operating expenses	401,824	209,230

(Loss) income from operations	(77,056)	49,916

Other Income (Expense):
Interest income	227	385
Interest expense, net	(22,053)	(11,342)
Net gain on disposition of assets	75	4
Other	(852)	—

(Loss) Income Before Income Tax Provision	(99,659)	38,963
Income tax (benefit) provision	(38,729)	15,012

Net (Loss) Income	$(60,930)	$23,951

(Loss) Earnings Per Share:
Basic	$(1.07)	$0.42

Diluted	$(1.07)	$0.41

Cash Dividends Declared Per Share	$0.11	$0.10

Weighted-Average Shares Outstanding:
Basic	57,149	56,637

Diluted	57,149	58,089

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(60,930)	$23,951

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,520	23,875
Amortization of debt issuance costs and debt discounts	528	182
Stock-based compensation expense	3,050	2,828
Net change in deferred compensation liability	696	(545)
Impairment loss on assets	129,065	67
Net gain on disposition of assets	(75)	(4)
Net change in deferred income taxes	(49,539)	(1,292)
Excess tax benefit from stock option exercises	(172)	(2,019)
Changes in operating assets and liabilities:
Accounts receivable, net	(640)	3,355
Income tax refunds receivable	13,539	2,164
Inventories	(138)	214
Prepaid expenses	(4,002)	551
Accounts payable	1,800	(3,946)
Income taxes payable	6,411	6,873
Accrued liabilities	6,813	1,439

Net cash provided by operating activities	71,926	57,693

Cash Flows from Investing Activities:
Capital expenditures	(63,100)	(58,842)
Increase (decrease) in construction contracts payable	8,524	(5,785)
Proceeds from sale of assets	760	—
Increase in deposits and other non-current assets	(6,066)	(321)

Net cash used in investing activities	(59,882)	(64,948)

Cash Flows from Financing Activities:
Principal payments of debt	(26,196)	(231)
Cash dividends paid	(6,002)	(5,816)
Proceeds from stock option exercises	383	5,138
Excess tax benefit from stock option exercises	172	2,019

Net cash (used in) provided by financing activities	(31,643)	1,110

Net Decrease in Cash and Cash Equivalents	(19,599)	(6,145)

Cash and Cash Equivalents — Beginning of Period	98,498	101,140

Cash and Cash Equivalents — End of Period	$78,899	$94,995

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$23,557	$11,251

Cash paid for federal and state income taxes, net of refunds received	$(10,000)	$7,265

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
     The Company acquired Resorts East Chicago on September 18, 2007. Accordingly, the consolidated financial statements reflect operating results for this property only for the three months ended March 31, 2008.
     The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles. However, they do contain all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods included therein. The interim results reflected in these financial statements are not necessarily indicative of results to be expected for the full fiscal year.
     Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies, significant accounting policies and basis of presentation are discussed where appropriate in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. In addition, critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007.
     The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Note 2 — Accounting pronouncements
Recently adopted accounting pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” as amended in February 2008 by FASB Staff Position (“FSP”) 157-2, “Effective date of FASB Statement No. 157.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 clarifies how to measure fair value as permitted under other accounting pronouncements, but does not require any new fair value measurements. FSP 157-2 defers the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, the Company partially adopted the provisions of SFAS No. 157 effective January 1, 2008. The Company expects to adopt the remaining provisions of SFAS No. 157 beginning in 2009; however, the Company does not expect this adoption to have a material impact on its financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The Company chose not to elect the fair value option for eligible items that existed at January 1, 2008. Accordingly, the Company’s adoption of SFAS No. 159 did not have a material impact on its financial position, results of operations or cash flows.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The provisions will be effective as of January 1, 2009. This statement requires enhanced disclosures about (i) how and why a company uses derivative instruments, (ii) how it accounts for derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) how derivative instruments and related hedged items affect a company’s financial results. The Company currently does not have any derivative instruments; however, the Company may enter into interest rate collar or swap agreements or other derivative instruments as market conditions warrant. The Company will evaluate the impact of this statement on its financial statements when evaluating any potential derivative agreements.
Note 3 — Earnings (loss) per share
     The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share are computed by dividing reported earnings (loss) by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2008, diluted loss per share excludes the additional dilution from all potentially dilutive securities such as stock options. For the 2007 period presented, all outstanding options with an exercise price lower than the market price have been included in the calculation of diluted earnings per share.

     The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months
	Ended March 31,
	2008	2007
	(Amounts in Thousands)
Weighted-average number of shares outstanding — basic earnings (loss) per share	57,149	56,637

Dilutive effect of stock options	—	1,452

Weighted-average number of shares outstanding — diluted earnings (loss) per share	57,149	58,089

     For the three months ended March 31, 2008 and 2007, potentially dilutive stock options excluded from the earnings (loss) per share computation, as their effect would be anti-dilutive, were 3.7 million and zero, respectively.
Note 4 — Goodwill and other intangible assets
     The changes in goodwill and other intangible assets during the first three months of 2008 were as follows:

	Net carrying			Net carrying
	amount at			amount at
	December 31,			March 31,
	2007	Amortization	Impairments	2008
	(Amounts in Thousands)
Goodwill:
Resorts East Chicago acquisition	$262,247	$—	$(77,000)	$185,247
Missouri properties acquisition	75,784	(301)	—	75,483
Other	5	—	—	5

	338,036	(301)	(77,000)	260,735

Other Intangible Assets:
Resorts East Chicago gaming license	231,400	—	(52,000)	179,400
Resorts East Chicago trade name and customer list	1,246	(336)	—	910

	232,646	(336)	(52,000)	180,310

	$570,682	$(637)	$(129,000)	$441,045

     As required under SFAS No. 142, the Company performs an annual assessment of its goodwill and other intangible assets to determine if the carrying value exceeds the fair value. Additionally, SFAS No. 142 requires an immediate impairment assessment if a change in circumstances can materially negatively affect the fair value of the intangible assets. During the first quarter of 2008, the Company assessed its intangible assets for impairment due to a significant deterioration of the debt and equity capital markets, weakening economic conditions and changes in the forecasted operations of Resorts East Chicago that materially affected the property’s fair value. As a result, the Company recorded a total of $129.0 million in impairment charges relating to the goodwill and gaming license acquired in the purchase of the East Chicago property. The impairment charge reduced goodwill by $77.0 million and the gaming license by $52.0 million.
Note 5 — Long-term debt
     The Company’s debt structure primarily consists of a $1.8 billion senior credit facility that includes a $1.4 billion revolving loan facility maturing in November 2010 and a $400.0 million term loan facility maturing in November 2012.
     As of March 31, 2008, the principal debt outstanding under the senior credit facility consisted of $1.2 billion under the revolving loan facility and $391.0 million under the term loan facility. At March 31, 2008, the amount of the revolving loan facility available for borrowing was $167.6 million (after giving effect to $5.4 million of outstanding letters of credit); however, as of that date the Company’s ability to borrow under the revolving loan facility was limited to approximately $47.0 million by the senior leverage ratio covenant described below. All mandatory principal repayments have been made through March 31, 2008.
     The agreement governing the senior credit facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of March 31, 2008, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 6.25:1, and a senior leverage ratio, defined as senior debt divided by EBITDA, of no more than 5.25:1. As of March 31, 2008 and December 31, 2007, the Company’s leverage ratio was 5.11:1 and 5.07:1, respectively. The senior leverage ratio as of March 31, 2008 and December 31, 2007 was 5.10:1 and 5.07:1, respectively. As of March 31, 2008 and December 31, 2007, the Company was in compliance with all applicable covenants.
Note 6 — Stock-based compensation
     The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment.
     Stock-based compensation expense totaled $3.1 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively. The associated future income tax benefit recognized was $0.2 million and $2.0 million during the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was approximately $27.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.
     The weighted-average fair value at the grant date of options granted during the first quarter of 2008 and 2007 was $6.09 and $10.24, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the three months ended March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
Weighted average assumptions:
Expected stock price volatility	46.4%	37.4%
Risk-free interest rate	2.3%	4.5%
Expected option life (years)	4.2	4.3
Expected annual dividend yield	2.3%	1.6%

     Stock option activity during the quarter ended March 31, 2008 was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(In Thousands)	Price	(Years)	(In Thousands)

Outstanding at December 31, 2007	5,632	$21.91
Granted	8	18.32
Exercised	(44)	7.98
Forfeited or expired	(94)	25.68

Outstanding at March 31, 2008	5,502	$21.95	5.2	$10,478

Options exercisable at March 31, 2008	2,529	$17.46	4.6	$9,531
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on March 31, 2008. The intrinsic value of a stock option is the difference between the Company’s closing stock price on March 31, 2008 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $0.6 million and $6.9 million, respectively.
     The following table summarizes the Company’s unvested stock option activity for the quarter ended March 31, 2008:

		Weighted-Average
	Shares	Exercise Price
	(Amounts in Thousands)	(per Share)

Unvested at December 31, 2007	3,153	$25.63
Granted	8	18.32
Vested	(97)	20.28
Forfeited	(91)	25.83

Unvested at March 31, 2008	2,973	$25.77
     The following table summarizes the Company’s unvested restricted stock, restricted stock unit and performance share unit activity for the quarter ended March 31, 2008:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value
	(Amounts in Thousands)	(per Share/Unit)

Unvested at December 31, 2007	437	$27.02
Granted	8	18.32
Vested	(32)	20.77
Forfeited	(10)	28.11

Unvested at March 31, 2008	403	$27.30

Note 7 — Income taxes
     In connection with the impairment of intangible assets at Resorts East Chicago, the Company recorded a deferred tax benefit of $52.3 million during the three months ended March 31, 2008. The tax effect of the impairment has been reflected in the effective tax rate of 38.9% for the quarter ended March 31, 2008.
     As of March 31, 2008, unrecognized tax benefits and the related interest were $28.4 million and $4.1 million, respectively, of which $1.7 million of tax and $2.8 million of interest would affect the effective tax rate if recognized. During the three months ended March 31, 2008, the Company recorded tax and interest related to uncertain tax positions of $0.1 million and $0.4 million, respectively.
Note 8 — Acquisition of Resorts East Chicago
     On September 18, 2007, the Company acquired all of the outstanding membership interests of RIH Acquisitions IN, LLC, an Indiana limited liability company (“RIH”), from Resorts International Holdings, LLC. RIH owns and operates the Resorts East Chicago casino and hotel in East Chicago, Indiana.
     The pro forma consolidated results of operations, as if the acquisition of Resorts East Chicago had occurred on January 1, 2007, are as follows:

Three Months Ended
March 31, 2007
(Amounts in Thousands, Except Per Share Data)
Pro Forma
Net revenues	$337,030
Operating income	$60,530
Net income	$22,747
Basic earnings per common share	$0.40
Diluted earnings per common share	$0.39
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
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At March 31, 2008 and December 31, 2007, the estimated liabilities for unpaid and incurred but not reported claims totaled $12.3 million and $12.1 million, respectively. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with eight properties in operation in Missouri, Iowa, Indiana, Mississippi, Colorado and Nevada. Our portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City, Missouri metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Resorts East Chicago (serving the Chicagoland area); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Black Hawk (serving the Denver, Colorado metropolitan area); and Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest).
     We acquired Resorts East Chicago on September 18, 2007. Accordingly, operating results are included for this property only for the three months ended March 31, 2008.
     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those patrons spend per visit. Management uses various metrics to evaluate these factors. Key metrics include:
•	“Slots handle”/“Table games drop” — measurements of gaming volume;
•	“Win”/“Hold” percentages — the percentage of handle or drop that is won by the casino and recorded as casino revenue;

•	“Hotel occupancy rate” — the average percentage of available hotel rooms occupied during a period;

•	“Average daily room rate” — average price of occupied hotel rooms per day;

•	“REVPAR” — revenue per available room is a summary measure of hotel results that combines average daily room rate and hotel occupancy rate;

•	“Market share” — share of gross gaming revenues in each of our markets other than Jackpot and our share of gaming devices in the Jackpot market (Nevada does not publish separate gaming revenue statistics for this market);

•	“Fair share percentage” — a percentage of gross gaming revenues based on the number of gaming positions relative to the total gaming positions in the market; and

•	“Win per patron” — the amount of gaming revenues generated per patron who enters our casinos in jurisdictions that record this information.
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
     The following significant factors and trends should be considered in analyzing our operating performance:
•	Ameristar St. Charles Hotel Expansion. We opened the first 100 guest suites at the new Ameristar Casino Resort Spa in late January 2008 and approximately 325 suites were available for occupancy at the end of the first quarter. By the end of May, all 400 suites are expected to be completed. The spa and indoor/outdoor pool should also be completed and operational at that time. In February 2008, Ameristar St. Charles regained the number one market share position and extended its market share lead in March as more suites came on line.

•	Vicksburg Expansion. Ameristar Vicksburg is undergoing a major expansion project at a cost of approximately $100 million. The construction of the 1,000-space garage and expanded gaming facility has been accelerated. Based on current progress, completion is expected before the end of May 2008. Additionally, we have plans to refurbish the existing Vicksburg casino, beginning after the opening of the casino expansion in May. The scope, budget and timing of this refurbishment project are currently under review.

•	Resorts East Chicago Rebranding. On September 18, 2007, we completed the acquisition of Resorts East Chicago, a casino-hotel located in northwest Indiana, serving the Chicagoland area. We are continuing our program to upgrade and enhance the East Chicago property prior to the rebranding to Ameristar, which is now scheduled for late June 2008. We believe we began to experience the positive impact of this strategy in the first quarter of 2008, as gross gaming revenues in March 2008 set an all-time record for any month despite the ongoing refurbishment of the casino. The initial improvement plan for East Chicago involves changing the slot machine mix and layout of games as well as making enhancements to the food and beverage venues. We remain on budget for the upgrades and related expenses, which are expected to be between $25 million and $30 million, to be incurred in connection with this rebranding effort.
•	Resorts East Chicago Intangible Asset Impairment. In the first quarter of 2008, we recorded a total of $129.0 million ($83.9 million on an after-tax basis) in non-cash impairment charges relating to the goodwill and gaming license acquired in the purchase of Resorts East Chicago. The reduction in the value of these intangible assets was attributable to the significant deterioration of the debt and equity capital markets, as well as a lowering of our growth assumptions for the property to reflect its current operating performance (relative to our assumptions at the time of acquisition) and the decline in general economic conditions.

•	General Economic Conditions. We believe the current softness in the United States economy began to adversely impact our business in mid-2007. On a same-store basis, in the first quarter of 2008 our consolidated net revenues and operating income declined 3.8% and 16.4%, respectively, from the prior-year first quarter. Gross gaming revenues for the Black Hawk, Vicksburg and Northwest Indiana markets contracted 9.5%, 2.6% and 2.4%, respectively, when compared to the 2007 first quarter. In addition to the general downturn in the economy, we believe the Black Hawk market was negatively affected by a statewide smoking ban that became effective for casinos on January 1, 2008.

•	Debt and Interest Expense. During the first quarter of 2008, we repaid $26.2 million of debt and had no borrowings under our senior credit facilities. Our total debt leverage ratio increased from 5.07:1 as of December 31, 2007 to 5.11:1 at March 31, 2008, due primarily to a decline in EBITDA, as defined in our senior credit facilities, over the four preceding fiscal quarters. During the first quarter of 2008, our net interest expense increased 94.4% from the first three months of 2007. We expect our net interest expense to increase for the foreseeable future due to the higher debt balance and increased interest rate margins (add-ons) applicable to our senior debt primarily resulting from our financing of the Resorts East Chicago acquisition. Additionally, as we continue to progress on our major construction projects, we expect that our debt will increase further. When we place those assets in service over the next two years, we will no longer capitalize the interest on the associated debt, which will also cause our net interest expense to rise.

Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
Consolidated Cash Flow Information:
Net cash provided by operating activities	$71,926	$57,693

Net cash used in investing activities	$(59,882)	$(64,948)

Net cash (used in) provided by financing activities	$(31,643)	$1,110

Net Revenues:
Ameristar St. Charles	$71,683	$73,776
Ameristar Kansas City	61,928	64,572
Ameristar Council Bluffs	45,511	46,017
Ameristar Vicksburg	33,686	35,322
Resorts East Chicago (1)	75,352	—
Ameristar Black Hawk	20,273	22,131
Jackpot Properties	16,335	17,328

Consolidated net revenues	$324,768	$259,146

Operating Income (Loss):
Ameristar St. Charles	$15,572	$18,205
Ameristar Kansas City	12,824	14,346
Ameristar Council Bluffs	12,036	12,588
Ameristar Vicksburg	11,162	12,788
Resorts East Chicago (1)	(118,790)	—
Ameristar Black Hawk	2,815	4,342
Jackpot Properties	2,498	3,326
Corporate and other	(15,173)	(15,679)

Consolidated operating (loss) income	$(77,056)	$49,916

Operating Income (Loss) Margins (2):
Ameristar St. Charles	21.7%	24.7%
Ameristar Kansas City	20.7%	22.2%
Ameristar Council Bluffs	26.4%	27.4%
Ameristar Vicksburg	33.1%	36.2%
Resorts East Chicago (1)	(157.6)%	—
Ameristar Black Hawk	13.9%	19.6%
Jackpot Properties	15.3%	19.2%
Consolidated operating (loss) income margin	(23.7)%	19.3%

(1)	Resorts East Chicago was acquired on September 18, 2007. Accordingly, operating results for this property are included only for the three months ended March 31, 2008.

(2)	Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months Ended March 31,
	2008	2007
	(Amounts in Thousands)
Casino Revenues:
Slots	$288,266	$231,250
Table games	38,985	24,604
Other	4,506	3,141

Casino revenues	331,757	258,995

Non-Casino Revenues:
Food and beverage	40,370	32,871
Rooms	10,940	6,612
Other	9,577	6,669

Non-casino revenues	60,887	46,152

	392,644	305,147
Less: Promotional Allowances	(67,876)	(46,001)

Total Net Revenues	$324,768	$259,146

     Net Revenues
     Consolidated net revenues for the quarter ended March 31, 2008 increased $65.6 million, or 25.3%, over the first quarter of 2007. The increase in consolidated net revenues was attributable to Resorts East Chicago, which contributed $75.4 million following its acquisition on September 18, 2007. Net revenues declined at all the remaining properties when compared to the prior-year first quarter, which we believe is mostly due to the weakening economic conditions throughout the United States. Ameristar Black Hawk’s 8.4% decline in net revenues from the 2007 first quarter we believe was also attributable to the Colorado statewide smoking ban that became effective for casinos on January 1, 2008. Additionally, our two Missouri properties were adversely impacted by new or enhanced competition in their respective markets. Our Vicksburg property was negatively affected by construction disruption during the first three months of 2008.
     Operating (Loss) Income
     In the first quarter of 2008, we posted a consolidated operating loss representing a decrease of $127.0 million, or 254.4%, from the 2007 first quarter’s operating income. The decrease is primarily attributable to the $129.0 million impairment charge relating to East Chicago’s intangible assets. On a same-store basis, consolidated operating income declined $8.2 million, with all properties reporting a decrease when compared to the first quarter of 2007. The consolidated operating margin decreased 43.0 percentage points from the corresponding 2007 period. For the three months ended March 31, 2008, the same-store operating income margin was 16.7%, which represented a 2.6 percentage-point decline from the 2007 first quarter. At Ameristar St. Charles, operating income was negatively impacted by the new competition in the market and promotional spending related to our hotel opening.
     Consolidated operating income was adversely affected by a $1.6 million (6.9%) increase in depreciation and amortization expense over the first quarter of 2007, primarily due to East Chicago’s contribution of $3.3 million to consolidated depreciation and amortization expense. On a same-store basis, consolidated depreciation expense decreased $1.6 million from the prior-year first quarter, mostly due to furniture and equipment at our Kansas City property becoming fully depreciated.

     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Three Months Ended March 31,
	2008	2007
	(Dollars in Thousands)

Interest cost	$28,320	$14,885
Less: Capitalized interest	(6,267)	(3,543)

Interest expense, net	$22,053	$11,342

Cash paid for interest, net of amounts capitalized	$23,557	$11,251

Weighted-average total debt balance outstanding	$1,645,664	$882,897

Weighted-average interest rate	6.8%	6.8%

     For the quarter ended March 31, 2008, consolidated interest expense, net of amounts capitalized, increased $10.7 million (94.4%) from the 2007 first quarter. The increase is due primarily to the greater weighted-average total debt outstanding. As we continue to progress on our major construction projects, we expect that our debt will increase further. Additionally, when we place those assets in service over the next two years, we will no longer capitalize the interest on the associated debt, which will cause our net interest expense to rise.
     Income Taxes
     The income tax benefit was $38.7 million for the three months ended March 31, 2008, as compared to a provision of $15.0 million for the same period in 2007. For the quarters ended March 31, 2008 and 2007, our effective income tax rates were 38.9% and 38.5%, respectively. Excluding the impact of the intangible asset impairment at Resorts East Chicago, the effective tax rate for the three months ended March 31, 2008 would have been 46.0%, representing a 7.5 percentage-point increase over the effective tax rate in the 2007 first quarter. This increase was mostly attributable to the impact of the Indiana state tax rate on the blended consolidated effective tax rate.
     Net (Loss) Income
     For the three months ended March 31, 2008 and 2007, we reported a net loss of $60.9 million and net income of $24.0 million, respectively. The decrease is primarily due to the $129.0 million East Chicago impairment charge and the declines in same-store revenues and operating margins as discussed above. The impairment charge affected net income by $83.9 million (as calculated using the federal statutory tax rate of 35%). Diluted loss per share was $1.07 in the quarter ended March 31, 2008, compared to earnings per share of $0.41 in the corresponding prior-year quarter.

Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Net cash provided by operating activities	$71,926	$57,693

Cash flows from investing activities:
Capital expenditures	(63,100)	(58,842)
Increase (decrease) in construction contracts payable	8,524	(5,785)
Proceeds from sale of assets	760	—
Increase in deposits and other non-current assets	(6,066)	(321)

Net cash used in investing activities	(59,882)	(64,948)

Cash flows from financing activities:
Principal payments of debt	(26,196)	(231)
Cash dividends paid	(6,002)	(5,816)
Proceeds from stock option exercises	383	5,138
Excess tax benefit from stock option exercises	172	2,019

Net cash (used in) provided by financing activities	(31,643)	1,110

Net decrease in cash and cash equivalents	$(19,599)	$(6,145)

     Our business is primarily conducted on a cash basis. Accordingly, operating cash flows tend to follow trends in our operating income. The increase in operating cash flows from 2007 to 2008 was mostly attributable to the improvement in consolidated operating income (excluding the non-cash impact of the East Chicago impairment charge) and our receipt of a $10.0 million federal income tax refund.
     Capital expenditures during the initial quarter of 2008 were primarily related to the hotel projects at Ameristar Black Hawk ($15.9 million) and Ameristar St. Charles ($13.0 million), our expansion at Ameristar Vicksburg ($9.1 million), the acquisition of slot product at all our properties ($6.1 million) and the ongoing hotel refurbishment at Cactus Petes ($5.3 million).
     Capital expenditures during the first quarter of 2007 were primarily related to the expansion at Ameristar St. Charles ($29.5 million), the Ameristar Black Hawk hotel project ($7.8 million) and our expansion at Ameristar Vicksburg ($3.2 million).
     At Ameristar St. Charles, we are nearing completion on the construction of a 400-room, all-suite hotel with an indoor/outdoor pool and a 7,000 square-foot, full-service spa. We opened the first 100 guest suites of the hotel in late January 2008 and had a total of 325 suites available for occupancy as of March 31, 2008. By the end of May 2008, all suites are expected to be completed. The spa and indoor/outdoor pool should also be completed and operational at that time.
     The $100 million expansion project at Ameristar Vicksburg is also nearing completion. The construction of the expanded gaming facility and the new 1,000-space parking garage has been accelerated and is now expected to be completed by the end of May 2008. Three new restaurants, a VIP club and retail space are expected to be completed in the third quarter of 2008. Additionally, we have plans to refurbish the existing Vicksburg casino, beginning after the opening of the casino expansion in May. The scope, budget and timing of this refurbishment project are currently under review.
     The construction of our four-diamond-quality hotel is progressing at Ameristar Black Hawk. The 33-story tower’s 536 well-appointed, oversized rooms will feature upscale furnishings and amenities. The tower will include a versatile meeting and ballroom center and will also have Black Hawk’s only full-service spa, an enclosed rooftop swimming pool and indoor/outdoor whirlpool facilities. Once completed, Ameristar Black Hawk will offer destination resort amenities and services that we believe are unprecedented in the Denver gaming market. The hotel’s completion date is expected to be in the fall of 2009, and the cost of the hotel is expected to be between $235 million and $240 million.
     The hotel at Cactus Petes is currently undergoing renovation. The project is expected to be completed in May 2008 at a cost of approximately $16 million.
     We have been actively evaluating design alternatives for a planned expansion of the facility at Council Bluffs. However, due to uncertainty in the credit markets and the current cost and terms of incremental borrowing, we have decided to defer the project for the time being.
     During the quarters ended March 31, 2008 and 2007, our Board of Directors declared quarterly cash dividends in the amount of $0.11 per share and $0.1025 per share, respectively.
     Our debt structure primarily consists of a $1.8 billion senior credit facility that includes a $1.4 billion revolving loan facility maturing in November 2010 and a $400.0 million term loan facility maturing in November 2012.
     As of March 31, 2008, the principal debt outstanding under the senior credit facility consisted of $1.2 billion under the revolving loan facility and $391.0 million under the term loan facility. At March 31, 2008, the amount of the revolving loan facility available for borrowing was $167.6 million (after giving effect to $5.4 million of outstanding letters of credit); however, as of that date our ability to borrow under the revolving loan facility was limited to approximately $47.0 million by the senior leverage ratio coverage described below. All mandatory principal repayments have been made through March 31, 2008.
     The agreement governing the senior credit facility requires us to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of March 31, 2008 and December 31, 2007, we were in compliance with all applicable covenants.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. We believe that our cash flows from operations, cash and cash equivalents and availability under our senior credit facilities will be able to support our operations and liquidity requirements, including all of our ongoing capital improvement projects, currently planned capital maintenance expenditures and dividend payments on our Common Stock. However, if our existing sources of cash are insufficient to meet such needs, or if we fail to remain in compliance with the covenants applicable to our senior credit facilities, we will be required to seek additional financing that would likely have significantly less attractive terms than our senior credit facilities, scale back our capital plans, reduce or eliminate our dividend payments and/or seek an amendment to the senior credit facilities. Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants.
     As noted above, we had $167.6 million available for borrowing under the senior credit facilities at March 31, 2008; however, our ability to borrow under the senior credit facilities at any time is limited based upon our senior leverage ratio (defined as senior debt divided by EBITDA), which can be no more than 5.25:1 through March 31, 2009 and must be maintained at lower levels thereafter through the maturity of the senior credit facilities. As of March 31, 2008, our senior leverage ratio was 5.10:1. Under certain circumstances, the senior credit facilities permit us to incur subordinated note indebtedness of up to $500 million and secured purchase money indebtedness of up to $25 million, subject to the maintenance of required leverage ratios. In addition to the availability under the senior credit facilities, we had $78.9 million of cash and cash equivalents at March 31, 2008, approximately $65.0 million of which were required for daily operations.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that,” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the factors, risks and uncertainties that could affect our future results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. As of March 31, 2008, we had $1.6 billion outstanding under our senior credit facilities, bearing interest at variable rates. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” At March 31, 2008, the average interest rate applicable to the senior credit facilities outstanding was 4.7%. An increase of one percentage point in the average interest rate applicable to the senior credit facilities outstanding at March 31, 2008 would increase our annual interest cost by approximately $16.2 million.
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
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and President and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter of 2008.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     East Chicago Local Development Agreement Litigation. In 1994, Showboat Casino Marina Partnership (“Showboat”), the original owner of our East Chicago casino property, entered into a local development agreement (the “LDA”), agreeing to pay 3.75% of its adjusted gross receipts (“AGR”) for local economic development purposes. The payments were to be made: (a) 1% to the City of East Chicago (the “City”); (b) 1% each to two separate community non-profit foundations, which subsequently merged with each other (the “Foundation”); and (c) 0.75% to East Chicago Second Century, Inc., a for-profit Indiana corporation formed by Showboat to pursue local economic development (“Second Century”). In 1999, Showboat sold the property to an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). During the entire period that Showboat and Harrah’s owned the property, they paid 3.75% of their AGR to these entities. In April 2005, RIH Acquisitions IN, LLC (“RIH”) purchased the property from Harrah’s. Shortly before that time, the City began to assert a right to all of the LDA funds.
     In June 2006, the Indiana Gaming Commission (the “IGC”) adopted a resolution disapproving of that portion of the LDA requiring the casino licensee to make any payments to Second Century due to its concerns with the individuals owning and controlling Second Century, who were associates of the former Mayor of the City. The resolution directed RIH to propose to the IGC a plan of action for how RIH would continue making the LDA payments in light of the IGC’s decision disapproving of the payments to Second Century and the competing and irreconcilable claims of Second Century and the City to those funds. To comply with the resolution, on June 15, 2006, RIH filed a proposed plan of action with the IGC. Among other things, RIH proposed that it would pay the 0.75% of AGR payments earmarked for Second Century into a separate interest-bearing bank account and hold those funds and the interest thereon in the account until a court of competent jurisdiction ordered otherwise. The IGC did not take further action on the plan of action, and on June 15, 2006, RIH started making these payments to the separate account.
     After we acquired RIH on September 18, 2007, in accordance with the purchase agreement, RIH opened a new separate interest-bearing bank account under our federal tax identification number and transferred the entire balance in the former separate account to this new account. RIH has continued to deposit 0.75% of its AGR into this account. As of March 31, 2008, this account had a balance of approximately $4.5 million.
     In April 2007, the Indiana legislature enacted a bill, which was signed into law by the Governor, permitting the Common Council of the City, upon transfer of the controlling interest in the East Chicago casino license, to adopt an ordinance voiding any term of the LDA and allowing for any payment of funds under the LDA to be redirected to the City. The Common Council of the City adopted an ordinance in October 2007 voiding those terms of the LDA that provide for payment of LDA funds to Second Century and adopted a similar ordinance that applies to the Foundation funds. These ordinances purport to “redirect” the payment of all LDA funds to the City, including the funds held by RIH in the separate bank account.
     On June 1, 2007, prior to the closing of our acquisition of RIH, Second Century filed a complaint against ACI and RIH in Superior Court of Marion County, Indiana. The complaint alleges that RIH’s action to stop making LDA payments to Second Century and instead make the payments to the separate bank account was a breach of the LDA, conversion, criminal conversion and constructive fraud. Second Century is seeking to recover an amount equal to the 0.75% of AGR payments it claims should have been made to it since June 15, 2006, compensatory damages, treble damages under Indiana’s crime victims statute and its attorneys’ fees, and is also seeking a declaration from the court that ACI is now bound by the LDA and is required to pay 0.75% of RIH’s AGR to Second Century.

     In December 2007, the court issued an order requiring RIH to continue paying the 0.75% of AGR payments to the separate bank account and to hold all the funds in that account until it or another court of competent jurisdiction orders otherwise.
     Second Century has moved for partial summary judgment against RIH, seeking rulings that RIH is in breach of the LDA and that its failure to pay the LDA funds to Second Century amounts to criminal conversion (which would entitle Second Century to treble damages and its attorneys’ fees). In January 2008, ACI and RIH filed a response opposing the motion for summary judgment and seeking summary judgment in favor of RIH on both the contract and conversion claims. The City has also filed a brief in opposition to Second Century’s motion for partial summary judgment. The court has scheduled oral argument on the motions for June 23, 2008.
     We have not taken a position on the merits of the other parties’ disputes over the LDA funds, and have stated that we are committed to continue paying the 3.75% of AGR for local economic development purposes, unless a court of competent jurisdiction orders otherwise. We intend to comply with the court’s order requiring RIH to hold the Second Century LDA funds in the separate account, and another Marion County Superior Court’s order entered in December 2007 requiring RIH to hold the Foundation LDA funds in a different segregated bank account, and to vigorously contest any claims against us seeking money beyond our stated commitment to pay 3.75% of RIH’s AGR for local economic development purposes.
     East Chicago Property Tax Litigation. On April 10, 2008, ACI and its wholly owned subsidiary, Ameristar East Chicago Holdings, LLC (“AECH”), filed a complaint for fraud, equitable fraud, breach of contract, intentional breach of contract and indemnity against Resorts International Holdings, LLC, a Delaware limited liability company (“Resorts”), in the Delaware Court of Chancery. The complaint alleges that Resorts intentionally misrepresented and concealed from ACI and AECH that Resorts had received notice of an unexpected 248% increase in the tax assessor’s assessed value of the Resorts East Chicago real property improvements after ACI had entered into the purchase agreement with Resorts to acquire the ownership interest in Resorts East Chicago and prior to the closing of the acquisition. The complaint further alleges that, knowing the property tax liability relating to the real property improvements would likewise increase dramatically, Resorts kept this information secret from ACI and AECH, thereby breaching representations, warranties and covenants in the purchase agreement. The complaint seeks damages in an amount to be established at trial and other relief.
     Separately, on January 22, 2008, we filed a petition for review of the real property tax assessment with the Lake County Property Tax Assessment Board of Appeals.
Item 1A. Risk Factors
     We incorporate by reference the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.
     Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, a statewide indoor smoking ban was enacted in Iowa. The measure includes an exemption for casino floors and 20% of all hotel rooms. The new law will take effect on July 1, 2008 and may adversely affect our business at Ameristar Council Bluffs.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing

31.1	Certification of John M. Boushy, Chief Executive Officer and President, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant
Date: May 12, 2008	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer