Form 10-Q
period 2008-06-30
AMERISTAR CASINOS INC
filed 2008-08-11
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2008, 57,216,591 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	June 30, 2008	December 31,
	(Unaudited)	2007
ASSETS
Current Assets:
Cash and cash equivalents	$79,201	$98,498
Restricted cash	6,425	6,425
Accounts receivable, net	10,452	8,112
Income tax refunds receivable	—	13,539
Inventories	7,908	7,429
Prepaid expenses	18,529	12,501
Deferred income taxes	2,150	5,463

Total current assets	124,665	151,967

Property and Equipment, at cost:
Buildings and improvements	1,630,312	1,296,474
Furniture, fixtures and equipment	499,291	466,977

	2,129,603	1,763,451
Less: accumulated depreciation and amortization	(613,520)	(568,354)

	1,516,083	1,195,097

Land	83,183	83,190
Construction in progress	121,817	360,675

Total property and equipment, net	1,721,083	1,638,962

Goodwill and other intangible assets	441,600	570,682
Deposits and other assets	62,637	50,485

TOTAL ASSETS	$2,349,985	$2,412,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,135	$21,009
Construction contracts payable	45,895	31,239
Income taxes payable	436	—
Accrued liabilities	128,655	93,841
Current maturities of long-term debt	4,256	4,337

Total current liabilities	205,377	150,426

Long-term debt, net of current maturities	1,618,490	1,641,615
Deferred income taxes	28,455	75,172
Deferred compensation and other long-term liabilities	42,047	41,757

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized - 30,000,000 shares; Issued – None	—	—
Common stock, $.01 par value: Authorized - 120,000,000 shares; Issued - 58,003,615 and 57,946,167 shares; Outstanding - 57,216,379 and 57,158,931 shares	580	579
Additional paid-in capital	241,186	234,983
Treasury stock, at cost (787,236 shares)	(17,674)	(17,674)
Accumulated other comprehensive income	2,200	—
Retained earnings	229,324	285,238

Total stockholders’ equity	455,616	503,126

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,349,985	$2,412,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues:
Casino	$338,915	$251,348	$670,672	$510,343
Food and beverage	40,515	32,010	80,886	64,881
Rooms	15,390	7,260	26,329	13,872
Other	10,109	7,447	19,686	14,116

	404,929	298,065	797,573	603,212
Less: promotional allowances	(76,832)	(44,836)	(144,708)	(90,838)

Net revenues	328,097	253,229	652,865	512,374

Operating Expenses:
Casino	157,954	108,212	313,497	218,360
Food and beverage	18,723	17,021	37,702	33,482
Rooms	3,198	2,084	5,728	3,931
Other	5,175	4,896	11,250	9,417
Selling, general and administrative	68,159	53,984	132,272	106,293
Depreciation and amortization	26,609	23,644	52,129	47,520
Impairment loss on assets	274	49	129,339	116

Total operating expenses	280,092	209,890	681,917	419,119

Income (loss) from operations	48,005	43,339	(29,052)	93,255

Other Income (Expense):
Interest income	176	465	403	850
Interest expense, net	(15,762)	(11,122)	(37,814)	(22,465)
Net loss on disposition of assets	(633)	(7)	(558)	(3)
Other	525	(375)	(327)	(375)

Income (Loss) Before Income Tax Provision (Benefit)	32,311	32,300	(67,348)	71,262
Income tax provision (benefit)	15,289	15,030	(23,440)	30,041

Net Income (Loss)	$17,022	$17,270	$(43,908)	$41,221

Earnings (Loss) Per Share:
Basic	$0.30	$0.30	$(0.77)	$0.72

Diluted	$0.29	$0.30	$(0.77)	$0.71

Cash Dividends Declared Per Share	$0.11	$0.10	$0.21	$0.21

Weighted-Average Shares Outstanding:
Basic	57,182	57,281	57,166	56,961

Diluted	57,893	58,518	57,166	58,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2008	2007

Cash Flows from Operating Activities:
Net (loss) income	$(43,908)	$41,221

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	52,129	47,520
Amortization of debt issuance costs and debt discounts	1,055	691
Stock-based compensation expense	5,527	5,734
Net change in deferred compensation liability	1,513	(320)
Impairment loss on assets	129,339	116
Net loss on disposition of assets	558	3
Net change in deferred income taxes	(42,283)	4,405
Excess tax benefit from stock option exercises	(172)	(5,212)
Net change in swap fair value	(725)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,340)	3,427
Income tax refunds receivable	13,539	(4,635)
Inventories	(479)	340
Prepaid expenses	(6,028)	2,752
Accounts payable	5,126	(3,843)
Income taxes payable	608	—
Accrued liabilities	28,947	5,183

Net cash provided by operating activities	142,406	97,382

Cash Flows from Investing Activities:
Capital expenditures	(135,263)	(127,010)
Increase (decrease) in construction contracts payable	14,656	(1,684)
Proceeds from sale of assets	788	32
Increase in deposits and other non-current assets	(13,353)	(33,579)

Net cash used in investing activities	(133,172)	(162,241)

Cash Flows from Financing Activities:
Principal payments of debt	(37,221)	(17,182)
Debt borrowings	14,015	52,000
Cash dividends paid	(6,002)	(11,691)
Proceeds from stock option exercises	505	16,134
Excess tax benefit from stock option exercises	172	5,212

Net cash (used in) provided by financing activities	(28,531)	44,473

Net Decrease in Cash and Cash Equivalents	(19,297)	(20,386)

Cash and Cash Equivalents – Beginning of Period	98,498	101,140

Cash and Cash Equivalents – End of Period	$79,201	$80,754

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$29,719	$22,249

Cash paid for federal and state income taxes, net of refunds received	$4,173	$31,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of consolidation and basis of presentation
     The accompanying consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates eight casino properties in seven markets. The Company’s portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar East Chicago (serving the Chicagoland area); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Black Hawk (serving the Denver, Colorado metropolitan area); and Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
     The Company acquired Ameristar East Chicago (formerly known as Resorts East Chicago) on September 18, 2007. Accordingly, the consolidated financial statements reflect operating results for this property only for the three months and six months ended June 30, 2008.
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
Note 2 — Accounting pronouncements
Recently issued accounting pronouncements
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The Company believes this FSP, when adopted, will not have a material impact on its financial position, results of operations or cash flows.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” The provisions will be effective as of January 1, 2009. This statement requires enhanced disclosures about (i) how and why a company uses derivative instruments, (ii) how it accounts for derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) how derivative instruments and related hedged items affect a company’s financial results. SFAS No. 161 also requires several added quantitative disclosures in the financial statements. The Company is in the process of evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 161 will have a material effect on its disclosures.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items, including: (1) expensing acquisition-related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS No. 141(R) will have an impact on its accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions, if any, that are made in the future.
Recently adopted accounting pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The Company adopted the provisions of SFAS No. 159, but chose not to elect the fair value option for eligible items that existed at January 1, 2008. Accordingly, the Company’s adoption of SFAS No. 159 did not have a material impact on its financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” as amended in February 2008 by FSP No. 157-2, “Effective Date of FASB Statement No. 157.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 clarifies how to measure fair value as permitted under other accounting pronouncements, but does not require any new fair value measurements. FSP No. 157-2 defers the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, the Company partially adopted the provisions of SFAS No. 157 effective January 1, 2008, without any material impact to the Company’s financial position, results of operations or cash flows. The Company expects to adopt the remaining provisions of SFAS No. 157 beginning in 2009; however, the Company does not expect this adoption to have a material impact on its financial position, results of operations or cash flows.
Note 3 — Stockholders’ equity
     Changes in stockholders’ equity for the six months ended June 30, 2008, were as follows:

(Amounts in Thousands)
Balance at December 31, 2007	$503,126
Net loss	(43,908)
Dividends	(12,006)
Stock-based compensation	5,527
Proceeds from exercise of stock options	505
Tax benefit from stock option exercises	172
Change in accumulated other comprehensive income	2,200

Balance at June 30, 2008	$455,616

Note 4 — Earnings (loss) per share
     The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share are computed by dividing reported earnings (loss) by the weighted-average number of common shares outstanding during the period. For the three months ended June 30, 2008 and for the 2007 periods presented, all outstanding options with an exercise price lower than the market price have been included in the calculation of diluted earnings per share. For the six months ended June 30, 2008, diluted loss per share excludes the additional dilution from all potentially dilutive securities such as stock options.
     The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(Amounts in Thousands)
Weighted-average number of shares outstanding - basic earnings (loss) per share	57,182	57,281	57,166	56,961

Dilutive effect of stock options	711	1,237	—	1,343

Weighted-average number of shares outstanding - diluted earnings (loss) per share	57,893	58,518	57,166	58,304

     For the three months ended June 30, 2008 and 2007, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 3.8 million and 1.3 million, respectively. Anti-dilutive stock options for the six months ended June 30, 2008 totaled 3.5 million. There were no anti-dilutive stock options for the six months ended June 30, 2007.
Note 5 — Goodwill and other intangible assets
     As required under SFAS No. 142, the Company performs an annual assessment of its goodwill and other intangible assets to determine if the carrying value exceeds the fair value. Additionally, SFAS No. 142 requires an immediate impairment assessment if a change in circumstances can materially negatively affect the fair value of the intangible assets. During the first quarter of 2008, the Company assessed its intangible assets at Ameristar East Chicago for impairment due to a significant deterioration of the debt and equity capital markets, weakening economic conditions and changes in the forecasted operations that materially affected the property’s fair value. As a result, the Company recorded during the first quarter of 2008 a total of $129.0 million in non-cash impairment charges relating to the goodwill and gaming license acquired in the purchase of the East Chicago property. The impairment charge reduced the carrying value of goodwill by $77.0 million and the gaming license by $52.0 million.

Note 6 — Long-term debt
     The Company’s debt structure primarily consists of a $1.8 billion senior credit facility that includes a $1.4 billion revolving loan facility maturing in November 2010 and a $400.0 million term loan facility maturing in November 2012.
     As of June 30, 2008, the principal debt outstanding under the senior credit facility consisted of $1.2 billion under the revolving loan facility and $390.0 million under the term loan facility. At June 30, 2008, the amount of the revolving loan facility available for borrowing was $163.6 million (after giving effect to $5.4 million of outstanding letters of credit); however, as of that date the Company’s ability to borrow under the revolving loan facility was limited to approximately $46.0 million by the senior leverage ratio covenant described below. All mandatory principal repayments have been made through June 30, 2008.
     The agreement governing the senior credit facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of June 30, 2008, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 6.25:1, and a senior leverage ratio, defined as senior debt divided by EBITDA, of no more than 5.25:1. As of June 30, 2008 and December 31, 2007, the Company’s leverage ratio was 5.11:1 and 5.07:1, respectively. The senior leverage ratio as of June 30, 2008 and December 31, 2007 was 5.10:1 and 5.07:1, respectively. As of June 30, 2008 and December 31, 2007, the Company was in compliance with all applicable covenants.
Note 7 — Derivative instruments and hedging activities
     On May 22, 2008, the Company entered into a forward interest rate swap with a commercial bank to fix the interest rate on certain LIBOR-based borrowings for a period of two years.  The swap was designated as an effective hedge on June 2, 2008 and became effective July 18, 2008. Pursuant to the interest rate swap agreement, the Company is obligated to make quarterly fixed rate payments to the counterparty at an annualized fixed rate of 3.1975%, calculated on a notional amount of $500.0 million, while the counterparty is obligated to make quarterly floating rate payments to the Company based on three-month LIBOR for the same notional amount. The interest rate swap effectively fixes the interest rate payable on $500.0 million of the Company’s borrowings under its senior revolving loan facility at 3.1975% plus the applicable margin, which is currently 1.75%.
     The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
     For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income on the consolidated balance sheet and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. To the extent the effective portion of a hedge subsequently becomes ineffective, the corresponding amount of the change in fair value of the derivative initially reported in accumulated other comprehensive income on the consolidated balance sheet is reclassified and is recognized directly in earnings. Accordingly, on a quarterly basis, the Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of a hypothetical designated hedged item or transaction. If the change in the actual swap is greater than the change in the perfect hypothetical swap, the difference is referred to as “ineffectiveness” and is recognized in earnings in the current period.
     The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate payments in exchange for variable-rate amounts over the life of the agreements without exchange of the underlying principal amount. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. The Company may enter into additional swap transactions or other interest rate protection agreements from time to time in the future.
     At June 30, 2008, the Company’s interest rate swap had a fair value of $2.9 million and was included in other assets. Hedge ineffectiveness of $0.2 million, due to designation of effectiveness after the trade date, was recognized in other income in the consolidated statements of operations during the quarter and six months ended June 30, 2008. Additionally, the change in fair value of the swap before it was designated as a hedge was $0.5 million and is included in other income in the consolidated statements of operations for the three months and six months ended June 30, 2008.
Note 8 — Stock-based compensation
     The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.”
     Stock-based compensation expense totaled $2.5 million and $2.9 million for the three months ended June 30, 2008 and 2007, respectively. During the first six months of 2008 and 2007, stock-based compensation expense was $5.5 million and $5.8 million, respectively. As of June 30, 2008, there was approximately $20.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option pricing method)	$5.40	$10.33	$5.55	$10.30

Weighted-average assumptions:
Expected stock price volatility	42.9%	35.9%	43.7%	36.3%
Risk-free interest rate	3.5%	4.9%	3.3%	4.8%
Expected option life (years)	4.2	3.9	4.2	4.0
Expected annual dividend yield	2.7%	1.2%	2.6%	1.3%

     Stock option activity during the six months ended June 30, 2008 was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(In Thousands)	Price	(Years)	(In Thousands)
Outstanding at December 31, 2007	5,632	$21.91
Granted	38	17.47
Exercised	(55)	8.52
Forfeited or expired	(496)	23.84

Outstanding at June 30, 2008	5,119	$21.84	4.7	$4,948

Options exercisable at June 30, 2008	2,618	$17.81	4.1	$4,752
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on June 30, 2008. The intrinsic value of a stock option is the excess of the Company’s closing stock price on June 30, 2008 over the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $0.7 million and $14.2 million, respectively.
     The following table summarizes the Company’s unvested stock option activity for the six months ended June 30, 2008:

		Weighted-
	Shares	Average
	(Amounts in	Exercise Price
	Thousands)	(per Share)
Unvested at December 31, 2007	3,153	$25.63
Granted	38	17.47
Vested	(239)	23.24
Forfeited	(451)	23.84

Unvested at June 30, 2008	2,501	$26.05
     The following table summarizes the Company’s unvested restricted stock, restricted stock unit and performance share unit activity for the six months ended June 30, 2008:

		Weighted-
	Shares/Units	Average Grant
	(Amounts in	Date Fair Value
	Thousands)	(per Share/Unit)
Unvested at December 31, 2007	437	$27.02
Granted	42	17.35
Vested	(32)	20.77
Forfeited	(64)	28.07

Unvested at June 30, 2008	383	$26.29
     In July 2008, the Company granted 0.7 million stock options (at an exercise price of $12.57) and 0.7 million restricted stock units to employees. The aggregate fair value of the July stock option grants and the restricted stock unit grants was $2.8 million and $8.9 million, respectively.

Note 9 — Income taxes
     In connection with the impairment of intangible assets at Ameristar East Chicago, the Company recorded a deferred tax benefit of $52.3 million during the first quarter of 2008. The tax effect of the impairment was also reflected in the effective tax rate for the first quarter of 2008.
     As of June 30, 2008, unrecognized tax benefits and the related interest were $28.4 million and $4.5 million, respectively, of which $1.7 million of tax and $3.0 million of interest would affect the effective tax rate if recognized. During the six months ended June 30, 2008, the Company recorded tax and interest related to uncertain tax positions of $0.5 million and $0.9 million, respectively.
Note 10 — Acquisition of Ameristar East Chicago
     On September 18, 2007, the Company acquired all of the outstanding membership interests of RIH Acquisitions IN, LLC, an Indiana limited liability company now known as Ameristar Casino East Chicago, LLC (“ACEC”), from Resorts International Holdings, LLC. ACEC owns and operates the Ameristar East Chicago casino and hotel in East Chicago, Indiana.
     The pro forma consolidated results of operations, as if the acquisition of Ameristar East Chicago had occurred on January 1, 2007, are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(Amounts in Thousands, Except Per Share Data)
Pro Forma
Net revenues	$323,829	$660,859
Operating income	$51,897	$112,427
Net income	$14,852	$37,599
Basic earnings per common share	$0.26	$0.66
Diluted earnings per common share	$0.25	$0.64
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
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At June 30, 2008 and December 31, 2007, the estimated liabilities for unpaid and incurred but not reported claims totaled $12.0 million and $12.1 million, respectively. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with eight properties in operation in Missouri, Iowa, Indiana, Mississippi, Colorado and Nevada. Our portfolio of casinos consists of: Ameristar St. Charles (serving greater St. Louis, Missouri); Ameristar Kansas City (serving the Kansas City metropolitan area); Ameristar Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar East Chicago (serving the Chicagoland area); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Black Hawk (serving the Denver, Colorado metropolitan area); and Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest).
     We acquired Ameristar East Chicago (formerly Resorts East Chicago) on September 18, 2007. Accordingly, operating results are included for this property only for the three months and six months ended June 30, 2008.
     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those patrons spend per visit. Management uses various metrics to evaluate these factors. Key metrics include:
•	“Slots handle”/“Table games drop” – measurements of gaming volume;

•	“Win”/“Hold” percentages – the percentage of handle or drop that is won by the casino and recorded as casino revenue;

•	“Hotel occupancy rate” – the average percentage of available hotel rooms occupied during a period;

•	“Average daily room rate” – average price of occupied hotel rooms per day;

•	“REVPAR” – revenue per available room is a summary measure of hotel results that combines average daily room rate and hotel occupancy rate;

•	“Market share” – share of gross gaming revenues in each of our markets other than Jackpot and our share of gaming devices in the Jackpot market (Nevada does not publish separate gaming revenue statistics for this market);

•	“Fair share percentage” – a percentage of gross gaming revenues based on the number of gaming positions relative to the total gaming positions in the market; and

•	“Win per patron” – the amount of gaming revenues generated per patron who enters our casinos in jurisdictions that record this information.
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

     The following significant factors and trends should be considered in analyzing our operating performance:
•	Ameristar St. Charles Hotel. The 400-suite hotel, spa and indoor/outdoor pool were substantially completed by the end of the second quarter. The St. Charles property’s second quarter net revenues increased $3.6 million over the 2007 second quarter, primarily as a result of the new hotel. However, operating income decreased $1.3 million from the prior-year second quarter due to higher costs associated with operating the hotel and other recently added amenities. Ameristar St. Charles regained, and has maintained, the number one market share position following the opening of the first 100 guest suites in late January 2008.

•	Ameristar Vicksburg Expansion. We substantially completed the casino expansion and the new 1,000-space parking garage at our Vicksburg property in late May 2008, one month ahead of schedule. As a result of this project, we further strengthened our dominant market share position and achieved 50.6 percent market share in June, an increase of 2.7 percentage points over our May market share. Since the opening of the garage and casino expansion, a new VIP lounge was completed in July and two additional restaurants are scheduled to open by this fall. Additionally, we are planning a limited refurbishment of the existing casino that is expected to be completed later this year at a cost of approximately $6 million.

•	Ameristar East Chicago Rebranding. We rebranded our East Chicago property to “Ameristar” on June 24, 2008, following the completion of a number of enhancements to the property, including improved food and beverage offerings. The casino floor was remodeled to include a new design and layout as well as an enhanced mix of games. We also introduced our Ameristar Star Awards players’ program to guests. The total cost of the rebranding renovations and related promotional and other expenses is approximately $30 million, of which approximately $2.8 million has been expensed in 2008. Second quarter 2008 market share increased 1.8 percentage points on a year-over-year basis.

•	General Economic Conditions; Colorado Smoking Ban Impact. We believe the current softness in the United States economy began to adversely impact our business in mid-2007. On a same-store basis, in the first six months of 2008 our consolidated net revenues and operating income declined 1.8% and 12.4%, respectively, from the same period in 2007. During the first half of 2008, gross gaming revenues for the Black Hawk, Jackpot and Vicksburg markets contracted 10.4%, 4.2% and 2.2%, respectively, when compared to the first six months of 2007. We believe the increase in energy prices has adversely impacted all our properties as it has reduced the discretionary income of our customers and deterred potential customers from traveling to our properties in the more remote markets. In addition to the general downturn in the economy, we believe the Black Hawk market was negatively affected by a statewide smoking ban that became effective for casino floors on January 1, 2008.

•	Workforce Reductions. In July 2008, we implemented a strategic plan to improve efficiencies and reduce our cost structure as weak economic conditions continue to adversely impact business volumes. As a result, we recently terminated 244 team members, or approximately 3% of our workforce. We have further reduced our workforce by the equivalent of an additional 150 full-time positions through changes in scheduling and staffing practices and attrition. We have also restructured the organization of our property management teams to be more efficient and streamlined. These actions are expected to produce annualized savings of approximately $20 million, which is 6% of our compensation expense for the twelve months ended June 30, 2008. This workforce reduction will result in a pre-tax charge to our third quarter 2008 earnings of approximately $2.0 million for severance costs.

•	Promotional Spending. Financial results for the second quarter of 2008 were adversely impacted by a significant increase in promotional spending. Same-store promotional allowances increased 29.7% over the prior-year second quarter as a result of an aggressive companywide marketing program designed to capture profitable incremental revenue and our efforts to introduce gaming customers to the new hotel and spa in St. Charles. The marketing program was ineffective in the current economic downturn, and as a result we began to curtail promotional spending commencing in the third quarter, and more significant reductions will occur in the fourth quarter of 2008.

•	Debt and Interest Expense. At June 30, 2008, total debt was $1.6 billion, a decrease of $23.2 million from December 31, 2007. During the second quarter of 2008, net borrowings under our senior credit facilities totaled $3.0 million. Our total debt leverage ratio increased from 5.07:1 as of December 31, 2007 to 5.11:1 at June 30, 2008, due primarily to a decline in EBITDA, as defined in our senior credit facilities, over the four preceding fiscal quarters. During the first half of 2008, our net interest expense increased 68.3% from the first six months of 2007, due primarily to a higher debt balance and increased interest rate margins (add-ons) applicable to our senior debt following our financing of the Ameristar East Chicago acquisition. Effective July 18, 2008, we entered into a two-year interest rate swap agreement with a commercial bank to add stability to interest expense and manage our exposure to interest rate movements on our variable-rate debt. The interest rate swap effectively fixes the interest rate on $500.0 million of LIBOR-based borrowings under our senior revolving loan facility at 3.1975% plus the applicable margin, which is currently 1.75%. We expect the swap to be “highly effective” (as defined under applicable accounting literature) as a cash flow hedging instrument and, therefore, the value of the swap (net of tax) will be primarily recorded as accumulated other comprehensive income as part of stockholders’ equity.

Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Consolidated Cash Flow Information:
Net cash provided by operating activities	$70,480	$39,689	$142,406	$97,382

Net cash used in investing activities	$(73,290)	$(97,293)	$(133,172)	$(162,241)

Net cash provided by (used in) financing activities	$3,112	$43,363	$(28,531)	$44,473

Net Revenues:
Ameristar St. Charles	$75,332	$71,737	$147,015	$145,513
Ameristar Kansas City	61,935	63,019	123,863	127,590
Ameristar Council Bluffs	44,722	44,037	90,233	90,054
Ameristar Vicksburg	33,420	33,302	67,106	68,625
Ameristar East Chicago(1)	74,470	—	149,822	—
Ameristar Black Hawk	20,405	22,761	40,678	44,892
Jackpot Properties	17,813	18,373	34,148	35,700

Consolidated net revenues	$328,097	$253,229	$652,865	$512,374

Operating Income (Loss):
Ameristar St. Charles	$15,305	$16,630	$30,878	$34,835
Ameristar Kansas City	12,683	12,610	25,507	26,956
Ameristar Council Bluffs	12,744	12,098	24,780	24,686
Ameristar Vicksburg	9,601	10,902	20,763	23,690
Ameristar East Chicago(1)	8,010	—	(110,781)	—
Ameristar Black Hawk	2,783	4,515	5,598	8,856
Jackpot Properties	3,218	3,711	5,716	7,037
Corporate and other	(16,339)	(17,127)	(31,513)	(32,805)

Consolidated operating income (loss)	$48,005	$43,339	$(29,052)	$93,255

Operating Income (Loss) Margins(2):
Ameristar St. Charles	20.3%	23.2%	21.0%	23.9%
Ameristar Kansas City	20.5%	20.0%	20.6%	21.1%
Ameristar Council Bluffs	28.5%	27.5%	27.5%	27.4%
Ameristar Vicksburg	28.7%	32.7%	30.9%	34.5%
Ameristar East Chicago(1)	10.8%	—	(73.9%)	—
Ameristar Black Hawk	13.6%	19.8%	16.7%	19.7%
Jackpot Properties	18.1%	20.2%	16.2%	19.7%
Consolidated operating income (loss) margin	14.6%	17.1%	(4.4%)	18.2%

(1)	Ameristar East Chicago was acquired on September 18, 2007. Accordingly, operating results for this property are included only for the three months and six months ended June 30, 2008.

(2)	Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(Amounts in Thousands)
	(Unaudited)
Casino Revenues:
Slots	$297,702	$224,893	$585,969	$456,143
Table games	37,130	23,585	76,114	48,189
Other	4,083	2,870	8,589	6,011

Casino revenues	338,915	251,348	670,672	510,343

Non-Casino Revenues:
Food and beverage	40,515	32,010	80,886	64,881
Rooms	15,390	7,260	26,329	13,872
Other	10,109	7,447	19,686	14,116

Non-casino revenues	66,014	46,717	126,901	92,869

Less: Promotional Allowances	(76,832)	(44,836)	(144,708)	(90,838)

Total Net Revenues	$328,097	$253,229	$652,865	$512,374

     Net Revenues
     Consolidated net revenues for the quarter ended June 30, 2008 increased $74.9 million, or 29.6%, over the second quarter of 2007. The increase in consolidated net revenues was primarily attributable to Ameristar East Chicago, which contributed $74.5 million and was not owned by the Company during the second quarter of 2007. For the three months ended June 30, 2008, net revenues increased 5.0% at Ameristar St. Charles and 1.6% at Ameristar Council Bluffs compared to the same period in 2007. Our St. Charles property’s net revenue improvement was mostly due to the completion of the hotel during the second quarter. Our Council Bluffs property benefited from operating in a market that appears to be withstanding the difficult economy better than most other markets, as evidenced by market growth of 2.4% over the 2007 second quarter without any change in the competitive environment. Net revenues were flat at Ameristar Vicksburg and declined at each of the other properties when compared to the prior-year second quarter. We believe Ameristar Black Hawk’s 10.4% decline in net revenues from the 2007 second quarter was mostly attributable to the statewide smoking ban that became effective for casino floors on January 1, 2008, the soft economic conditions and high fuel prices.
     During the three months ended June 30, 2008, consolidated promotional allowances increased $32.0 million (71.4%) over the comparable 2007 period. Ameristar East Chicago’s promotional allowances were $18.7 million, representing 58.4% of the consolidated increase from the prior-year second quarter. The rise in promotional allowances on a same-store basis was primarily the result of the aggressive marketing program initiated in the second quarter of 2008 and the promotional activity associated with our new hotel in St. Charles. We are curtailing our promotional spending beginning in the third quarter of 2008 as described above.
     For the six months ended June 30, 2008, consolidated net revenues grew by $140.5 million, or 27.4%, from the corresponding 2007 period. Ameristar East Chicago’s net revenues were $149.8 million for the six-month period ended June 30, 2008. During the first six months of 2008, an increase in net revenues of 1.0% at Ameristar St. Charles was more than offset by net revenue declines from the same prior-year period of 9.4% at Ameristar

Black Hawk, 4.3% at our Jackpot properties, 2.9% at Ameristar Kansas City and 2.2% at Ameristar Vicksburg. We believe the weakening economic conditions, including rising fuel prices and shrinking discretionary income, and the Colorado smoking ban adversely impacted financial results throughout the first half of 2008.
     For the six months ended June 30, 2008, consolidated promotional allowances increased 59.3% over the same 2007 period as a result of the factors mentioned above.
     Operating Income (Loss)
     In the second quarter of 2008, consolidated operating income increased $4.7 million, or 10.8%, from the second quarter of 2007. Excluding Ameristar East Chicago’s second quarter 2008 operating income of $8.0 million, same-store operating income decreased $3.3 million, or 7.7%, from the prior-year second quarter. For the three months ended June 30, 2008, consolidated operating income margin declined 2.5 percentage points compared to the second quarter of 2007. The inclusion of the East Chicago property negatively impacted the consolidated operating income margin due to the higher gaming tax rate in Indiana compared to the other jurisdictions in which we operate. On a same-store basis, operating income margin decreased 1.3 percentage points compared to the 2007 second quarter. We believe the decline in operating income and the related margin mostly resulted from the impact of the weakening economy and higher fuel prices on our gaming revenues and the increased promotional spending mentioned above.
     For the three months ended June 30, 2008, corporate expense declined $0.8 million year over year, due mostly to decreases in employee benefit costs and professional fees, which were partially offset by a $1.8 million increase in severance pay primarily associated with our senior management changes in early June 2008, as well as expenses related to ballot initiatives in Missouri and Colorado.
     For the six months ended June 30, 2008 we incurred an operating loss of $29.1 million, compared to operating income of $93.3 million for the same prior-year period. The decrease is primarily attributable to the $129.0 million non-cash impairment charge recorded in the first quarter of 2008 relating to East Chicago’s intangible assets. On a same-store basis, consolidated operating income declined $11.5 million, or 12.4%, when compared to the first half of 2007 for the reasons mentioned above.
     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Interest cost	$19,942	$15,693	$48,261	$30,579
Less: Capitalized interest	(4,180)	(4,571)	(10,447)	(8,114)

Interest expense, net	$15,762	$11,122	$37,814	$22,465

Cash paid for interest, net of amounts capitalized	$6,162	$10,998	$29,719	$22,249

Weighted-average total debt outstanding	$1,627,756	$906,784	$1,636,727	$900,421

Weighted-average interest rate	4.8%	6.8%	5.8%	6.8%

     For the quarter ended June 30, 2008, consolidated interest expense, net of amounts capitalized, increased $4.6 million (41.7%) from the 2007 second quarter. The increase was due primarily to the greater weighted-average total debt outstanding principally related to the acquisition of the East Chicago property in the third quarter of 2007, offset slightly by a two percentage-point decrease in the weighted-average quarterly interest rate.
     Year to date, consolidated interest expense, net of amounts capitalized, increased $15.3 million (68.3%) from the first half of 2007. The increase mostly resulted from the larger debt balance during the first six months of 2008 compared to the same 2007 period. We expect capitalized interest will decline relative to prior-year periods for the foreseeable future primarily due to the recent completion of several of our major construction projects.
     Income Taxes
     Our effective income tax rate was 47.3% for the quarter ended June 30, 2008, compared to 46.5% for the same period in 2007. The income tax benefit was $23.4 million for the six months ended June 30, 2008, as compared to a provision of $30.0 million for the same period in 2007. For the six months ended June 30, 2008 and 2007, our effective income tax rates were 34.8% and 42.2%, respectively. Excluding the impact of the intangible asset impairment at Ameristar East Chicago, the effective tax rate for the six months ended June 30, 2008 would have been 46.5%, representing a 4.3 percentage-point increase over the effective tax rate for the first half of 2007. This increase was mostly attributable to the impact of the higher effective Indiana state tax rate on the blended consolidated effective tax rate.
     Net Income (Loss)
     For the three months ended June 30, 2008, consolidated net income decreased $0.2 million, or 1.4%, from the second quarter of 2007. Diluted earnings per share were $0.29 in the quarter ended June 30, 2008, compared to $0.30 in the corresponding prior-year quarter. For the six months ended June 30, 2008 and 2007, we reported a net loss of $43.9 million and net income of $41.2 million, respectively. The decrease is primarily due to the $129.0 million East Chicago impairment charge and the declines in same-store revenues and operating margins as discussed above. The impairment charge affected net income by $83.9 million (calculated using the federal statutory tax rate of 35%). Diluted loss per share was $0.77 for the first half of 2008, compared to earnings per share of $0.71 in the corresponding prior-year period.

Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Six Months Ended June 30,
	2008	2007
	(In Thousands)
Net cash provided by operating activities	$142,406	$97,382

Cash flows from investing activities:
Capital expenditures	(135,263)	(127,010)
Increase (decrease) in construction contracts payable	14,656	(1,684)
Proceeds from sale of assets	788	32
Increase in deposits and other non-current assets	(13,353)	(33,579)

Net cash used in investing activities	(133,172)	(162,241)

Cash flows from financing activities:
Principal payments of debt	(37,221)	(17,182)
Debt borrowings	14,015	52,000
Cash dividends paid	(6,002)	(11,691)
Proceeds from stock option exercises	505	16,134
Excess tax benefit from stock option exercises	172	5,212

Net cash (used in) provided by financing activities	(28,531)	44,473

Net decrease in cash and cash equivalents	$(19,297)	$(20,386)

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
     Capital expenditures during the first half of 2008 were primarily related to the hotel project at Ameristar Black Hawk ($40.0 million), our expansion at Ameristar Vicksburg ($33.5 million), the Ameristar St. Charles hotel and expansion ($18.7 million) and the acquisition of slot product at all our properties ($14.0 million).
     Capital expenditures during the first half of 2007 were primarily related to our hotel and expansion project at Ameristar St. Charles ($66.6 million), the Ameristar Black Hawk hotel project ($14.6 million) and our expansion at Ameristar Vicksburg ($8.0 million).
     At Ameristar St. Charles, we substantially completed construction of the 400-room, all-suite hotel with an indoor/outdoor pool and a 7,000 square-foot, full-service spa by the end of the second quarter 2008.
     We substantially completed the $100 million casino expansion and the new 1,000-space parking garage at our Vicksburg property in late May 2008, one month ahead of schedule. Since the opening of the garage and casino expansion, a new VIP lounge was completed in July and two additional restaurants are scheduled to open by this fall. Additionally, we are planning a limited refurbishment of the existing casino that is expected to be completed later this year at a cost of approximately $6 million.
     The construction of our AAA four-diamond-quality hotel is progressing at Ameristar Black Hawk. The 33-story tower’s 536 well-appointed, oversized rooms will feature upscale furnishings and amenities. The tower will include a versatile meeting and ballroom center and will also have Black Hawk’s only full-service spa, an enclosed rooftop swimming pool and indoor/outdoor whirlpool facilities. Once completed, Ameristar Black Hawk will offer destination resort amenities and services that we believe are unprecedented in the Denver gaming market. The hotel’s completion date is expected to be in the fall of 2009, and the cost of the hotel is expected to be between $235 million and $240 million.
     A renovation of the Cactus Petes hotel was completed in May 2008 at a cost of approximately $16 million.
     During each of the initial two quarters of 2008 and 2007, our Board of Directors declared quarterly cash dividends in the amount of $0.105 per share and $0.1025 per share, respectively.
     Our debt structure primarily consists of a $1.8 billion senior credit facility that includes a $1.4 billion revolving loan facility maturing in November 2010 and a $400.0 million term loan facility maturing in November 2012.
     As of June 30, 2008, the principal debt outstanding under the senior credit facility consisted of $1.2 billion under the revolving loan facility and $390.0 million under the term loan facility. At June 30, 2008, the amount of the revolving loan facility available for borrowing was $163.6 million (after giving effect to $5.4 million of outstanding letters of credit); however, as of that date our ability to borrow under the revolving loan facility was limited to approximately $46.0 million by the senior leverage ratio coverage described below. All mandatory principal repayments have been made through June 30, 2008.
     In July 2008, we borrowed an additional $30.0 million under our revolving loan facility.
     The agreement governing the senior credit facility requires us to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of June 30, 2008 and December 31, 2007, we were in compliance with all applicable covenants.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. If our existing sources of cash are insufficient to meet our operations and liquidity requirements, or if we fail to remain in compliance with the covenants applicable to our senior credit facilities, we will be required to seek additional financing that would have significantly less attractive terms than our senior credit facilities, scale back our capital plans, reduce or eliminate our dividend payments and/or seek an amendment to the senior credit facilities. Without any change to our senior credit facilities or obtaining subordinated debt, we may exceed the maximum permitted senior leverage ratio in 2008. We anticipate that any amendment to the senior credit facilities would result in additional costs and/or fees. Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants.
     As noted above, we had $163.6 million available for borrowing under the senior credit facilities at June 30, 2008; however, our ability to borrow under the senior credit facilities at any time is limited based upon, among other restrictions, our senior leverage ratio (defined as senior debt divided by EBITDA), which can be no more than 5.25:1 through March 31, 2009 and must be maintained at lower levels thereafter through the maturity of the senior credit facilities. As of June 30, 2008, our senior leverage ratio was 5.10:1. Under certain circumstances, the senior credit facilities permit us to incur subordinated note indebtedness of up to $500 million and secured purchase money indebtedness of up to $25 million, subject to the maintenance of required leverage ratios. In addition to the availability under the senior credit facilities, we had $79.2 million of cash and cash equivalents at June 30, 2008, approximately $65.0 million of which were required for daily operations.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation
S-K.
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, workers’ compensation and general liability reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the factors, risks and uncertainties that could affect our future results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of June 30, 2008, we had $1.6 billion outstanding under our senior credit facilities, bearing interest at variable rates based on LIBOR rates with maturities up to five months from that date. At June 30, 2008, the average interest rate applicable to the senior credit facilities outstanding was 4.6%.

     During the second quarter, in order to hedge against increases in variable interest rates, we entered into an interest rate swap agreement with a commercial bank counterparty, effective July 18, 2008, pursuant to which we are obligated to make quarterly fixed rate payments to the counterparty at an annualized fixed rate of 3.1975%, calculated on a notional amount of $500.0 million, while the counterparty is obligated to make quarterly floating rate payments to us based on three-month LIBOR for the same notional amount. The interest rate swap effectively fixes the interest rate payable on $500.0 million of borrowings under our senior revolving loan facility at 3.1975% plus the applicable margin. The swap agreement terminates on July 18, 2010 and had a fair value of $2.9 million at June 30, 2008. (See “Note 7 – Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for more discussion of the interest rate swap.)
     Assuming no change in our loan elections under our credit facility, an increase of one percentage point in LIBOR for all relevant maturities after June 30, 2008 would increase our annual interest cost (and decrease pre-tax earnings) by approximately $11.2 million.
     The decision to enter into the swap agreement was based on an analysis of risks to the Company presented by possible changes in interest rates and the financial instruments available to manage those risks. We continue to monitor interest rate markets and, in order to control interest rate risk, may enter into additional interest rate swap or collar agreements or other derivative instruments as market conditions warrant. We may also refinance a portion of our variable rate debt through the issuance of long-term fixed-rate securities. We do not use derivatives for trading or speculative purposes.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this Quarterly Report.
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second fiscal quarter of 2008.
PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
St. Charles Hotel Project Construction Litigation. In November, 2005, Ameristar St. Charles entered into a contract (the “Contract”) with Walton Construction Company, L.L.C. (“Walton”), pursuant to which Walton was to provide general contracting and construction management services for the construction of the 400-suite hotel and related amenities. The Contract provides for payment of the actual cost of the work subject to a guaranteed maximum price (“GMP”).
The original Contract completion date was November 12, 2007 and was extended by written amendment in March 2007 to December 7, 2007. While we were able to open the hotel facility in stages as it was being completed in

2008 in order to mitigate damages from the delay, the project was only recently substantially completed and final work is still being performed. After the March 2007 amendment, Walton asserted various claims for additional compensation, in excess of the agreed-upon GMP, based on alleged changes to the Contract scope of work and asserted delays and other impacts to the completion of the project. We reviewed and rejected many of these claims, but did accept others and issued appropriate change orders to Walton. The current GMP, as agreed to by us, is slightly less than $201 million.
On June 20, 2008, Walton filed a mechanic’s lien against the St. Charles property in the amount of approximately $37.2 million. In addition, on that same day, Walton filed suit in the Circuit Court of St. Charles County, Missouri seeking recovery of the amounts included in its mechanic’s lien. Walton also has sought interest on this amount pursuant to the Missouri Prompt Pay Act, which imposes 1 1/2% per month interest on amounts that are not paid pursuant to the terms of an enforceable contract and permits recovery of attorneys’ fees by the “prevailing party” in the dispute.
The $37.2 million amount asserted in Walton’s lawsuit and set forth in its mechanic’s lien includes claims for the Contract balance and retainage that were not due at the time the lawsuit and mechanic’s lien were filed. To date, the Company has paid more than $5 million of these amounts and additional amounts will be paid as appropriate pursuant to the Contract. After factoring in amounts that are expected to become payable under the Contract as agreed to by the Company, we believe that the actual disputed amount is approximately $20 million.
We deny Walton’s claims and will defend against them vigorously. We are required to respond to Walton’s lawsuit on or before August 25, 2008. We intend to file a counterclaim against Walton seeking damages based on the delay in completion of the project and defective and deficient work performed by Walton.
In addition to Walton’s mechanic’s lien, certain subcontractors to Walton have filed or are expected to file mechanic’s liens against the St. Charles property, and some are expected to file suit to foreclose on such liens. Such actions by subcontractors are not expected to materially affect the total amount being sought in connection with the project.
Other Litigation. There have been no material developments during the three months ended June 30, 2008 relating to the matters described under the heading “Legal Proceedings” in our Quarterly Report on Form 10-Q for the period ended March 31, 2008, to which reference should be made.
Item 1A. Risk Factors
     We incorporate by reference the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.
     In April 2008, a statewide indoor smoking ban was enacted in Iowa. The measure includes an exemption for casino floors and 20% of all hotel rooms. The new law took effect on July 1, 2008 and may adversely affect our business at Ameristar Council Bluffs.
     In June 2008, the Kansas Supreme Court held that the recent Kansas law authorizing up to four state-owned and operated land-based casinos and three racetrack-slot machine parlors is constitutional. One of the land-based casinos and one of the racetrack-slot machine parlors would present direct additional competition to Ameristar Kansas City if the new facilities were to be constructed and opened. This potential new competition for Ameristar Kansas City could have a material adverse effect on the results of operations of that property.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our 2008 Annual Meeting of Stockholders was held on June 20, 2008.

(b)	and (c) The following table shows the tabulation of votes for all matters put to vote at our 2008 Annual Meeting of Stockholders.

				Broker
Matters Put to Vote	For	Against/Withheld	Abstentions	Non-Votes
Election of Luther P. Cochrane as a Class A Director	54,081,831	1,208,145	—	—
Election of Larry A. Hodges as a Class A Director	53,677,290	1,612,686	—	—
Election of Ray H. Neilsen as a Class A Director	40,647,180	14,642,796	—	—
Proposal to approve certain provisions of the Company’s Amended and Restated 1999 Stock Incentive Plan relating to the grant of performance share units	47,837,798	3,982,893	14,959	3,454,326
Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing

3.1	Amended and Restated Bylaws of ACI, adopted May 31, 2008	Incorporated by reference to Exhibit 3.1 to ACI’s Current Report on Form 8-K filed on June 2, 2008 (the “Form 8-K”).

10.1	Executive Employment Agreement, dated as of May 31, 2008, between ACI and Ray H. Neilsen	Incorporated by reference to Exhibit 10.1 to the Form 8-K.

10.2	Amendment Number 2 to Amended and Restated Executive Employment Agreement, dated as of May 31, 2008, between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.2 to the Form 8-K.

10.3	Executive Employment Agreement, dated as of May 31, 2008, between ACI and Larry A. Hodges	Incorporated by reference to Exhibit 10.3 to the Form 8-K.

10.4	Amendment Number 2 to Executive Employment Agreement, dated as of May 31, 2008, between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the Form 8-K.

10.5	Separation Agreement and General and Special Release, dated May 31, 2008, between ACI and John M. Boushy	Incorporated by reference to Exhibit 10.5 to the Form 8-K.

31.1	Certification of Gordon R. Kanofsky, Chief Executive Officer and Vice Chairman, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant
Date: August 11, 2008	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer