Form 10-Q
period 2008-09-30
AMERISTAR CASINOS INC
filed 2008-11-10
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2008, 57,257,891 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q
INDEX

Page No(s).
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

A. Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	2

B. Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and September 30, 2007	3

C. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007	4

D. Notes to Condensed Consolidated Financial Statements	5 - 12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23 - 24

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24 - 25

Item 6. Exhibits	25

SIGNATURE	26
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	September 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Current Assets:
Cash and cash equivalents	$68,248	$98,498
Restricted cash	6,425	6,425
Accounts receivable, net	9,058	8,112
Income tax refunds receivable	2,362	13,539
Inventories	8,013	7,429
Prepaid expenses	9,636	12,501
Deferred income taxes	1,112	5,463

Total current assets	104,854	151,967

Property and Equipment, at cost:
Buildings and improvements	1,648,004	1,296,474
Furniture, fixtures and equipment	506,487	466,977

	2,154,491	1,763,451
Less: accumulated depreciation and amortization	(633,373)	(568,354)

	1,521,118	1,195,097

Land	83,183	83,190
Construction in progress	144,812	360,675

Total property and equipment, net	1,749,113	1,638,962

Goodwill and other intangible assets	440,963	570,682
Deposits and other assets	62,452	50,485

TOTAL ASSETS	$2,357,382	$2,412,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,882	$21,009
Construction contracts payable	40,431	31,239
Accrued liabilities	132,579	93,841
Current maturities of long-term debt	4,390	4,337

Total current liabilities	202,282	150,426

Long-term debt, net of current maturities	1,611,316	1,641,615
Deferred income taxes	49,753	75,172
Deferred compensation and other long-term liabilities	29,226	41,757

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 58,045,127
and 57,946,167 shares; Outstanding — 57,257,891 and 57,158,931 shares	580	579
Additional paid-in capital	243,769	234,983
Treasury stock, at cost (787,236 shares)	(17,674)	(17,674)
Accumulated other comprehensive income	482	—
Retained earnings	237,648	285,238

Total stockholders’ equity	464,805	503,126

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,357,382	$2,412,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Casino	$329,841	$266,045	$1,000,514	$776,389
Food and beverage	39,636	33,612	120,521	98,493
Rooms	15,868	8,177	42,197	22,049
Other	10,120	7,903	29,806	22,018

	395,465	315,737	1,193,038	918,949
Less: promotional allowances	(74,064)	(50,365)	(218,772)	(141,202)

Net revenues	321,401	265,372	974,266	777,747

Operating Expenses:
Casino	151,666	113,992	465,163	332,353
Food and beverage	18,941	17,812	56,643	51,294
Rooms	2,856	1,905	8,584	5,836
Other	5,318	5,115	16,568	14,532
Selling, general and administrative	69,494	58,013	201,766	164,306
Depreciation and amortization	26,773	22,532	78,901	70,051
Impairment loss on assets	110	50	129,449	166

Total operating expenses	275,158	219,419	957,074	638,538

Income from operations	46,243	45,953	17,192	139,209

Other Income (Expense):
Interest income	190	867	593	1,717
Interest expense, net	(19,034)	(12,449)	(56,849)	(34,914)
Net loss on disposition of assets	(369)	(1,301)	(927)	(1,305)
Other	(1,132)	386	(1,459)	11

Income (Loss) Before Income Tax Provision (Benefit)	25,898	33,456	(41,450)	104,718
Income tax provision (benefit)	11,566	13,482	(11,875)	43,523

Net Income (Loss)	$14,332	$19,974	$(29,575)	$61,195

Earnings (Loss) Per Share:
Basic	$0.25	$0.35	$(0.52)	$1.07

Diluted	$0.25	$0.34	$(0.52)	$1.05

Cash Dividends Declared Per Share	$0.11	$0.10	$0.32	$0.31

Weighted-Average Shares Outstanding:
Basic	57,198	57,206	57,177	57,043

Diluted	57,597	58,293	57,177	58,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(29,575)	$61,195

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	78,901	70,051
Amortization of debt issuance costs and debt discounts	1,587	969
Stock-based compensation expense	7,731	9,010
Net change in deferred compensation liability	(163)	(696)
Impairment loss on assets	129,449	166
Net loss on disposition of assets	927	1,305
Net change in deferred income taxes	(31,007)	11,482
Excess tax benefit from stock option exercises	(172)	(4,432)
Net change in swap fair value	(654)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(946)	3,727
Income tax refunds receivable	11,177	78
Inventories	(584)	179
Prepaid expenses	2,865	(2,128)
Accounts payable	3,873	380
Income taxes payable	172	—
Accrued liabilities	32,866	20,578

Net cash provided by operating activities	206,447	171,864

Cash Flows from Investing Activities:
Capital expenditures	(190,742)	(196,218)
Net cash paid for acquisition of Ameristar East Chicago (formerly Resorts East Chicago)	—	(671,420)
Increase in construction contracts payable	9,192	8,492
Proceeds from sale of assets	1,322	281
Increase in deposits and other non-current assets	(15,273)	(9,844)

Net cash used in investing activities	(195,501)	(868,709)

Cash Flows from Financing Activities:
Principal payments of debt	(74,261)	(18,337)
Debt borrowings	44,015	737,000
Cash dividends paid	(12,006)	(17,539)
Proceeds from stock option exercises	884	16,915
Excess tax benefit from stock option exercises	172	4,432
Debt issuance costs	—	(3,666)
Purchases of treasury stock	—	(9,660)

Net cash (used in) provided by financing activities	(41,196)	709,145

Net (Decrease) Increase in Cash and Cash Equivalents	(30,250)	12,300

Cash and Cash Equivalents — Beginning of Period	98,498	101,140

Cash and Cash Equivalents — End of Period	$68,248	$113,440

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$49,156	$30,684

Cash paid for federal and state income taxes, net of refunds received	$7,598	$32,101

Non-cash Investing and Financing Activities:
Acquisition of Ameristar East Chicago (formerly Resorts East Chicago)
Fair value of non-cash assets acquired	$—	$681,820
Less net cash paid	—	(671,420)

Liabilities assumed	$—	$10,400

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
     The Company acquired Ameristar East Chicago (formerly known as Resorts East Chicago) on September 18, 2007. Accordingly, the condensed consolidated financial statements reflect the East Chicago property’s operating results only from the acquisition date.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The provisions will be effective as of January 1, 2009. This statement requires enhanced disclosures about (i) how and why a company uses derivative instruments, (ii) how it accounts for derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) how derivative instruments and related hedged items affect a company’s financial results. SFAS No. 161 also requires several added quantitative disclosures in the financial statements. The Company is in the process of evaluating the impact of this standard; however, the Company does not expect the adoption of SFAS No. 161 will have a material effect on its disclosures.
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

Note 3 — Stockholders’ equity
     Changes in stockholders’ equity for the nine months ended September 30, 2008, were as follows:

(Amounts in Thousands)
Balance at December 31, 2007	$503,126
Net loss	(29,575)
Dividends	(18,015)
Stock-based compensation	7,731
Proceeds from exercise of stock options	884
Tax benefit from stock option exercises	172
Change in accumulated other comprehensive income	482

Balance at September 30, 2008	$464,805

Note 4 — Earnings (loss) per share
     The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share are computed by dividing reported earnings (loss) by the weighted-average number of common shares outstanding during the period. For the three months ended September 30, 2008 and for the 2007 periods presented, all outstanding options with an exercise price lower than the market price have been included in the calculation of diluted earnings per share. For the nine months ended September 30, 2008, diluted loss per share excludes the additional dilution from all potentially dilutive securities such as stock options and restricted stock units.
     The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(Amounts in Thousands)
Weighted-average number of shares outstanding — basic earnings (loss) per share	57,198	57,206	57,177	57,043

Dilutive effect of stock options and other stock-based awards	399	1,087	—	1,260

Weighted-average number of shares outstanding — diluted earnings (loss) per share	57,597	58,293	57,177	58,303

     For the three months ended September 30, 2008 and 2007, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 3.7 million and 1.4 million, respectively. Anti-dilutive stock options for the nine months ended September 30, 2008 and 2007 totaled 3.5 million and 1.3 million, respectively.
Note 5 — Goodwill and other intangible assets
     As required under SFAS No. 142, the Company performs an annual assessment of its goodwill and other intangible assets to determine if the carrying value exceeds the fair value. Additionally, SFAS No. 142 requires an immediate impairment assessment if a change in circumstances can materially negatively affect the fair value of the intangible assets. During the first quarter of 2008, the Company assessed its intangible assets at Ameristar

East Chicago for impairment due to a significant deterioration of the debt and equity capital markets, weakening economic conditions and changes in the forecasted operations that materially affected the property’s fair value. As a result, the Company recorded during the first quarter of 2008 a total of $129.0 million in non-cash impairment charges relating to the goodwill and gaming license acquired in the purchase of the East Chicago property. The impairment charge reduced the carrying value of goodwill by $77.0 million and the gaming license by $52.0 million. The Company will perform its annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of 2008.
Note 6 — Long-term debt
     The Company’s debt structure primarily consists of a $1.8 billion senior credit facility that includes a $1.4 billion revolving loan facility maturing in November 2010 and a $400.0 million term loan facility maturing in November 2012.
     As of September 30, 2008, the principal debt outstanding under the senior credit facility consisted of $1.2 billion under the revolving loan facility and $389.0 million under the term loan facility. At September 30, 2008, the amount of the revolving loan facility available for borrowing was $169.6 million (after giving effect to $5.4 million of outstanding letters of credit); however, as of that date the Company’s ability to borrow under the revolving loan facility was limited to approximately $60.0 million by the senior leverage ratio covenant described below. All mandatory principal repayments have been made through September 30, 2008.
     The agreement governing the senior credit facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of September 30, 2008, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 6.25:1, and a senior leverage ratio, defined as consolidated senior debt divided by EBITDA, of no more than 5.25:1. At both September 30, 2008 and December 31, 2007, the Company’s leverage ratio was 5.07:1. The senior leverage ratio as of September 30, 2008 and December 31, 2007 was 5.06:1 and 5.07:1, respectively. As of September 30, 2008 and December 31, 2007, the Company was in compliance with all applicable covenants.
Note 7 — Derivative instruments and hedging activities
     On May 22, 2008, the Company entered into a forward interest rate swap with a commercial bank to fix the interest rate on certain LIBOR-based borrowings for a period of two years. The swap was designated as an effective hedge on June 2, 2008 and became effective July 18, 2008. Pursuant to the interest rate swap agreement, the Company is obligated to make quarterly fixed rate payments to the counterparty at an annualized fixed rate of 3.1975%, calculated on a notional amount of $500.0 million, while the counterparty is obligated to make quarterly floating rate payments to the Company based on three-month LIBOR for the same notional amount. The interest rate swap effectively fixes the annual interest rate payable on $500.0 million of the Company’s borrowings under its senior revolving loan facility at 3.1975% plus the applicable margin, which is currently 1.75%.
     The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value.
     For derivatives such as the interest rate swap that are designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income on the consolidated balance sheet and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. To the extent the effective portion of a hedge subsequently becomes ineffective, the corresponding amount of the change in fair value of the derivative initially reported in accumulated other comprehensive income is reclassified and is recognized directly in earnings. Accordingly, on a quarterly basis, the Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of a hypothetical designated hedged item or transaction. If the change in the actual swap is greater than the change in the perfect hypothetical swap, the difference is referred to as “ineffectiveness” and is recognized in earnings in the current period.
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
     At September 30, 2008, the Company’s interest rate swap had a fair value of $1.1 million and was included in other assets. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable-rate debt. For the quarter and nine months ended September 30, 2008, the Company recognized $0.5 million in incremental interest expense associated with the swap. During the second quarter of 2008, the Company recorded a total of $0.7 million in other income in the consolidated statement of operations as a result of hedge ineffectiveness and a change in the fair value of the swap before it was designated as a hedge. For the quarter ended September 30, 2008, the swap had no impact on other income due to the swap being designated as an effective hedge. Accordingly, changes in the swap’s fair value during the third quarter of 2008 were recognized in accumulated other comprehensive income.
     Subsequent to September 30, 2008, the Company entered into an additional forward interest rate swap with another commercial bank to fix the interest rate on certain LIBOR-based borrowings. The swap transaction has an effective date of October 20, 2008 and terminates on July 19, 2010. The Company is obligated to make quarterly fixed rate payments to the counterparty, calculated on a notional amount of $600.0 million, while the counterparty is obligated to make quarterly floating rate payments to the Company based on three-month LIBOR on the same notional amount. The interest rate swap effectively fixes the annual interest rate payable on $600.0 million of the Company’s borrowings under the senior revolving loan facility at 2.98% plus the applicable margin. The Company expects the swap to be “highly effective” as a cash flow hedge and, therefore, the change in the value of the swap (net of tax) will be recorded as accumulated other comprehensive income. With this swap agreement, the Company now has a total of $1.1 billion of its debt hedged until July 2010 at a weighted-average fixed rate of 3.08% plus the applicable margin.

Note 8 — Stock-based compensation
     The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.”
     Stock-based compensation expense totaled $2.2 million and $3.3 million for the three months ended September 30, 2008 and 2007, respectively. During the first nine months of 2008 and 2007, stock-based compensation expense was $7.7 million and $9.0 million, respectively. As of September 30, 2008, there was approximately $26.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.1 years.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted-average fair value per share of options granted during the period (estimated on grant date using Black-Scholes-Merton option pricing method)	$3.97	$—	$4.05	$10.30

Weighted-average assumptions:
Expected stock price volatility	50.6%	—	50.2%	36.3%
Risk-free interest rate	2.9%	—	2.9%	4.8%
Expected option life (years)	4.2	—	4.2	4.0
Expected annual dividend yield	3.0%	—	3.0%	1.3%
     Stock option activity during the nine months ended September 30, 2008 was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(In Thousands)	Price	(Years)	(In Thousands)
Outstanding at December 31, 2007	5,632	$21.91
Granted	761	12.85
Exercised	(97)	8.79
Forfeited or expired	(816)	24.29

Outstanding at September 30, 2008	5,480	$20.53	5.2	$6,674

Exercisable at September 30, 2008	2,501	$17.83	3.9	$5,102
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on September 30, 2008. The intrinsic value of a stock option is the excess of the Company’s closing stock price on September 30, 2008 over the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $0.9 million and $15.0 million, respectively.

     The following table summarizes the Company’s unvested stock option activity for the nine months ended September 30, 2008:

		Weighted-
	Shares	Average
	(Amounts in	Exercise Price
	Thousands)	(per Share)
Unvested at December 31, 2007	3,153	$25.63
Granted	761	12.85
Vested	(274)	23.08
Forfeited	(660)	24.73

Unvested at September 30, 2008	2,980	$22.80

     The following table summarizes the Company’s unvested restricted stock, restricted stock unit and performance share unit activity for the nine months ended September 30, 2008:

		Weighted-
	Shares/Units	Average Grant
	(Amounts in	Date Fair Value
	Thousands)	(per Share/Unit)
Unvested at December 31, 2007	437	$27.02
Granted	765	12.87
Vested	(32)	20.77
Forfeited	(93)	27.78

Unvested at September 30, 2008	1,077	$17.09
Note 9 — Income taxes
     In connection with the impairment of intangible assets at Ameristar East Chicago, the Company recorded a deferred tax benefit of $52.3 million during the first quarter of 2008. The tax effect of the impairment was also reflected in the effective tax rate for the first quarter of 2008.
     During the three months ended September 30, 2008, the Company recognized $10.5 million of previously unrecognized tax benefits and reversed $2.0 million of interest expense previously recorded, of which $1.3 million reduced income tax expense. These tax benefits are primarily related to the expiration of the federal statute of limitations for the 2004 tax year and a change in estimate for the recognition of certain tax positions. In addition to the recognition of these benefits, the Company recorded other reductions in the reserve and interest related to uncertain tax positions of $0.5 million and $1.2 million, respectively, during the nine months ended September 30, 2008. As of September 30, 2008, unrecognized tax benefits and the related interest were $17.8 million and $2.8 million, respectively, of which $1.8 million of tax benefits and $1.9 million of interest would affect the effective tax rate if recognized.
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

     The pro forma consolidated results of operations, as if the acquisition of Ameristar East Chicago had occurred on January 1, 2007, are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(Amounts in Thousands, Except Per Share Data)
Pro Forma
Net revenues	$329,446	$990,822
Operating income	$56,486	$153,712
Net income	$20,205	$48,746
Basic earnings per common share	$0.35	$0.85
Diluted earnings per common share	$0.35	$0.84
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
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At September 30, 2008 and December 31, 2007, the estimated liabilities for unpaid and incurred but not reported claims totaled $12.3 million and $12.1 million, respectively. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.

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
     We acquired Ameristar East Chicago (formerly Resorts East Chicago) on September 18, 2007, and its operating results are included only from the acquisition date.
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
     The following significant factors and trends should be considered in analyzing our operating performance:

•	General Economic Conditions; Colorado Smoking Ban Impact. Difficult economic conditions continue to adversely impact the gaming industry and our Company. We believe our customers have reduced their discretionary spending as a result of uncertainty and instability relating to employment, the credit, investment and housing markets and inflation. On a same-store basis, in the first nine months of 2008 our consolidated net revenues and operating income declined 1.8% and 12.6%, respectively, from the same period in 2007. In addition, high fuel costs earlier in the year appeared to deter potential customers from traveling, especially within our more geographically dispersed markets. During the first nine months of 2008, gross gaming revenues for the Black Hawk, Jackpot and Vicksburg markets contracted 11.0%, 6.0% and 2.4%, respectively, when compared to the first nine months of 2007. In addition to the general downturn in the economy and increased fuel prices, we believe the Black Hawk market was negatively affected by a statewide smoking ban that became effective for casinos on January 1, 2008.

•	Ballot initiatives. On November 4, 2008, voters in Missouri and Colorado approved ballot initiatives that are expected to favorably impact Ameristar properties in those states. In Missouri, voters approved Proposition A, which eliminates the $500 buy-in limit and the requirement for all customers to use player identification and tracking cards. Proposition A also raises taxes on gross gaming receipts from 20% to 21% and places a moratorium on new gaming licenses. Proposition A became effective immediately, and we implemented its operational enhancements on November 7, 2008 following receipt of regulatory approval. In Colorado, voters approved Amendment 50, which authorizes each of the three towns in Colorado in which casinos operate to hold a local referendum asking voters to allow casinos to extend hours of operation from 18 hours daily to up to 24 hours daily, increase bet limits from $5 to up to $100 and add roulette and craps, effective not earlier than July 1, 2009. The measure also provides that gaming tax rates can be raised only after a statewide voter referendum, as is required to increase other taxes in Colorado. We believe the ballot initiatives and the Black Hawk referendum, if successful, will allow us to more effectively market our properties to all guests, and particularly to high-end players locally and throughout the Midwest and Rocky Mountain region. During the three months and nine months ended September 30, 2008, costs associated with supporting these two initiatives totaled $5.2 million and $6.3 million, respectively. Total ballot initiative costs for 2008 are expected to be approximately $9 million.

•	Cost Efficiencies. In August 2008, we began to implement a strategic plan to improve efficiencies and reduce our cost structure as weak economic conditions continue to adversely impact business volumes. As part of this plan, we have reduced our workforce costs through terminations, adjusting staffing practices and attrition. We have also restructured the organization of our property management teams to be more efficient and streamlined. Actions taken to date are expected to produce annualized savings of approximately $22 million. During the three months ended September 30, 2008, we incurred $1.7 million in severance charges associated with the workforce reductions. Our strategic plan includes the continuous review of our operations, including exploring ways we can operate more efficiently and decrease our costs to preserve margins.

•	Promotional Spending. Financial results for the second and third quarters of 2008 were adversely impacted by a significant increase in promotional spending. During the third quarter of 2008, same-store promotional allowances increased 22.9% over the prior-year third quarter as a result of an aggressive companywide marketing program designed to capture profitable incremental revenue and our efforts to introduce gaming customers to the new hotel and spa in St. Charles mentioned below. The marketing program was ineffective in the current economic downturn, and as a result we began to curtail promotional spending commencing in the third quarter, and more significant reductions will occur in the fourth quarter of 2008.

•	Ameristar St. Charles. The St. Charles property’s third quarter net revenues increased $2.0 million over the 2007 third quarter, primarily as a result of the new hotel, offset by weakening economic conditions. However, operating income decreased $2.1 million from the prior-year third quarter due to the higher costs associated with operating the hotel and related amenities and the increased competition from a new casino-hotel that opened in the market in the fourth quarter of 2007. We believe our new hotel has helped counteract the negative impact of the increased competition, but the weak economy has constrained the short-term growth we expected from it.

•	Ameristar Vicksburg. We substantially completed the casino expansion and the new 1,000-space parking garage at our Vicksburg property in late May 2008. Since the opening of the garage and casino expansion, a new VIP lounge was completed in July and two additional restaurants were opened in September. As a result of this project, we further strengthened our dominant market share position and achieved 51.3% market share in the third quarter, an increase of 5.3 percentage points over the market share in the same period in 2007. On October 28, 2008, a new competitor opened a $100 million casino-hotel in Vicksburg. The additional competition may have an adverse effect on the financial performance of Ameristar Vicksburg and the other existing facilities operating in the market.

•	Ameristar East Chicago. We rebranded our East Chicago property to “Ameristar” on June 24, 2008, following the completion of a number of enhancements to the property. The total cost of the rebranding renovations and related promotional and other expenses was approximately $30 million, of which approximately $5.0 million was expensed in 2008. Our market share was negatively impacted in the third quarter by the major expansion of our primary competitor in August 2008.

•	Debt and Interest Expense. At September 30, 2008, total debt was $1.62 billion, a decrease of $30.2 million from December 31, 2007. During the third quarter of 2008, net debt repayments totaled $7.0 million. In October 2008, we borrowed $30.0 million under our revolving loan facility. We are currently required to maintain a senior leverage ratio, defined as senior debt divided by EBITDA, or no more than 5.25:1. At September 30, 2008 and December 31, 2007, our senior leverage ratio was 5.06:1 and 5.07:1, respectively. During the first nine months of 2008, net interest expense increased 62.8% from the first nine months of 2007, due primarily to a higher debt balance following our financing of the Ameristar East Chicago acquisition and the cessation of interest capitalization associated with the St. Charles hotel project. Effective July 18, 2008, we entered into a two-year interest rate swap agreement with a commercial bank to add stability to interest expense and manage our exposure to interest rate movements on our variable-rate debt. The interest rate swap effectively fixes the annual interest rate on $500.0 million of LIBOR-based borrowings under our senior revolving loan facility at 3.1975% plus the applicable margin, which is currently 1.75%. On October 9, 2008, we entered into a similar interest rate swap transaction with another commercial bank that effectively fixes the annual interest rate on $600.0 million of our revolving debt at 2.98% plus the applicable margin. The swap transaction has an effective date of October 20, 2008 and terminates on July 19, 2010. We now have $1.1 billion of our variable rate debt hedged until July 2010 at a weighted-average fixed rate of 3.08% plus the applicable margin.

     Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Consolidated Cash Flow Information:
Net cash provided by operating activities	$64,041	$74,482	$206,447	$171,864

Net cash used in investing activities	$(62,329)	$(706,468)	$(195,501)	$(868,709)

Net cash (used in) provided by financing activities	$(12,665)	$664,672	$(41,196)	$709,145

Net Revenues:
Ameristar St. Charles	$73,070	$71,091	$220,085	$216,604
Ameristar Kansas City	59,795	63,464	183,657	191,054
Ameristar Council Bluffs	44,113	44,855	134,346	134,909
Ameristar Vicksburg	34,879	31,914	101,985	100,539
Ameristar East Chicago(1)	69,961	9,176	219,783	9,176
Ameristar Black Hawk	21,125	24,139	61,804	69,031
Jackpot Properties	18,458	20,733	52,606	56,434

Consolidated net revenues	$321,401	$265,372	$974,266	$777,747

Operating Income (Loss):
Ameristar St. Charles	$14,816	$16,959	$45,694	$51,794
Ameristar Kansas City	12,224	13,488	37,731	40,443
Ameristar Council Bluffs	13,701	13,431	38,481	38,117
Ameristar Vicksburg	8,796	9,339	29,559	33,029
Ameristar East Chicago(1)	6,029	(331)	(104,752)	(331)
Ameristar Black Hawk	3,401	4,832	8,999	13,689
Jackpot Properties	3,908	4,567	9,624	11,604
Corporate and other	(16,632)	(16,332)	(48,144)	(49,136)

Consolidated operating income	$46,243	$45,953	$17,192	$139,209

Operating Income (Loss) Margins(2):
Ameristar St. Charles	20.3%	23.9%	20.8%	23.9%
Ameristar Kansas City	20.4%	21.3%	20.5%	21.2%
Ameristar Council Bluffs	31.1%	29.9%	28.6%	28.3%
Ameristar Vicksburg	25.2%	29.3%	29.0%	32.9%
Ameristar East Chicago(1)	8.6%	(3.6%)	(47.7%)	(3.6%)
Ameristar Black Hawk	16.1%	20.0%	14.6%	19.8%
Jackpot Properties	21.2%	22.0%	18.3%	20.6%
Consolidated operating income margin	14.4%	17.3%	1.8%	17.9%

(1)	Ameristar East Chicago was acquired on September 18, 2007. Accordingly, only 13 days of operating results are included for this property for the three months and nine months ended September 30, 2007.

(2)	Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(Amounts in Thousands)
	(Unaudited)
Casino Revenues:
Slots	$293,991	$238,648	$879,960	$694,791
Table games	32,375	24,409	108,490	72,599
Other	3,475	2,988	12,064	8,999

Casino revenues	329,841	266,045	1,000,514	776,389

Non-Casino Revenues:
Food and beverage	39,636	33,612	120,521	98,493
Rooms	15,868	8,177	42,197	22,049
Other	10,120	7,903	29,806	22,018

Non-casino revenues	65,624	49,692	192,524	142,560

Less: Promotional Allowances	(74,064)	(50,365)	(218,772)	(141,202)

Total Net Revenues	$321,401	$265,372	$974,266	$777,747

     Net Revenues
     Consolidated net revenues for the quarter ended September 30, 2008 increased $56.0 million, or 21.1%, over the third quarter of 2007. The increase in consolidated net revenues was primarily attributable to Ameristar East Chicago, which contributed $60.8 million more than in the prior-year third quarter, when the Company owned the property for only 13 days. For the three months ended September 30, 2008, net revenues increased 9.3% at Ameristar Vicksburg and 2.8% at Ameristar St. Charles compared to the same period in 2007. Our Vicksburg property’s net revenue improvement was mostly due to the completion of the expansion during the second quarter. The St. Charles property benefited from the new hotel and amenities. Net revenues declined at each of the other properties when compared to the prior-year third quarter primarily as a result of the poor economic conditions and high fuel prices. We believe Ameristar Black Hawk’s 12.5% decline in net revenues from the 2007 third quarter was mostly attributable to the statewide smoking ban that became effective for casinos on January 1, 2008 in addition to the poor economic conditions and high fuel prices.
     During the three months ended September 30, 2008, consolidated promotional allowances increased $23.7 million (47.1%) over the comparable 2007 period. Ameristar East Chicago’s promotional allowances increased $12.8 million, representing 53.8% of the consolidated increase from the prior-year third quarter. The rise in promotional allowances on a same-store basis was primarily the result of our aggressive marketing program during the first half of the third quarter and the promotional activity associated with providing gaming customers complimentary rooms at our new hotel in St. Charles.
     For the nine months ended September 30, 2008, consolidated net revenues grew by $196.5 million, or 25.3%, from the corresponding 2007 period. Ameristar East Chicago’s net revenues increased $210.6 million for the nine-month period ended September 30, 2008. During the first nine months of 2008, increases in net revenues of 1.6% at Ameristar St. Charles and 1.4% at Ameristar Vicksburg were more than offset by net revenue declines from the same prior-year period of 10.5% at Ameristar Black Hawk, 6.8% at our Jackpot properties and 3.9% at Ameristar Kansas City. We believe the weakening economic conditions, declining discretionary income, the Colorado smoking ban and increased fuel prices adversely impacted financial results throughout the first nine months of 2008 and that the impacts are likely to continue until economic conditions improve despite the recent moderation in fuel prices.

     For the nine months ended September 30, 2008, consolidated promotional allowances increased 54.9% over the same 2007 period as a result of the factors mentioned above.
     Operating Income (Loss)
     In the third quarter of 2008, consolidated operating income of $46.2 million was relatively flat compared to $46.0 million in the third quarter of 2007. Excluding Ameristar East Chicago, same-store operating income decreased $6.1 million, or 13.1%, from the prior-year third quarter. For the three months ended September 30, 2008, consolidated operating income margin declined 2.9 percentage points compared to the third quarter of 2007. The inclusion of the East Chicago property negatively impacted the consolidated operating income margin due to the higher gaming tax rate in Indiana compared to the other jurisdictions in which we operate. On a same-store basis, operating income margin decreased 2.1 percentage points compared to the 2007 third quarter. We believe the decline in operating income and the related margin mostly resulted from the impact of the weakening economy on our gaming revenues, ballot initiative costs, higher promotional spending, increased depreciation expense and severance charges mentioned above.
     For the three months ended September 30, 2008, we achieved a significant reduction in corporate expense for payroll and related benefits and professional fees. However, the incurrence of $5.2 million to support the successful ballot initiatives in Missouri and Colorado resulted in total corporate expense being relatively flat year over year.
     For the nine months ended September 30, 2008, operating income was $17.2 million, compared to operating income of $139.2 million for the same prior-year period. The decrease is primarily attributable to the $129.0 million non-cash impairment charge recorded in the first quarter of 2008 relating to East Chicago’s intangible assets. On a same-store basis, consolidated operating income declined $17.6 million, or 12.6%, when compared to the first nine months of 2007 for the reasons mentioned above.
     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
	(Unaudited)
Interest cost	$20,661	$17,819	$68,923	$48,398
Less: Capitalized interest	(1,627)	(5,370)	(12,074)	(13,484)

Interest expense, net	$19,034	$12,449	$56,849	$34,914

Cash paid for interest, net of amounts capitalized	$19,437	$8,435	$49,156	$30,684

Weighted-average total debt outstanding	$1,646,039	$1,016,035	$1,633,931	$935,239

Weighted-average interest rate	4.9%	6.9%	5.5%	6.8%

     For the quarter ended September 30, 2008, consolidated interest expense, net of amounts capitalized, increased $6.6 million (52.9%) from the 2007 third quarter. The increase was due primarily to the greater weighted-average total debt outstanding principally related to the acquisition of the East Chicago property in the third quarter of 2007 and the cessation of capitalized interest associated with the St. Charles hotel construction project. The increase in net interest expense was offset slightly by a two percentage-point decrease in the weighted-average quarterly interest rate.
     Year to date, consolidated interest expense, net of amounts capitalized, increased $21.9 million (62.8%) from the first nine months of 2007. The increase mostly resulted from the larger weighted-average debt balance during the first nine months of 2008 compared to the same 2007 period. We expect capitalized interest will decline relative to prior-year periods for the foreseeable future primarily due to the recent completion of several of our major construction projects.
     Income Taxes
     Our effective income tax rate was 44.7% for the quarter ended September 30, 2008, compared to 40.3% for the same period in 2007. The income tax benefit was $11.9 million for the nine months ended September 30, 2008, as compared to a provision of $43.5 million for the same period in 2007. For the nine months ended September 30, 2008 and 2007, our effective income tax rates were 28.6% and 41.6%, respectively. Excluding the impact of the intangible asset impairment at Ameristar East Chicago, the effective tax rate for the nine months ended September 30, 2008 would have been 46.5%, representing a 4.9 percentage-point increase over the effective tax rate for the first nine months of 2007. This increase was mostly attributable to the impact of the higher effective Indiana state tax rate on the blended consolidated effective tax rate.
     Net Income (Loss)
     For the three months ended September 30, 2008, consolidated net income decreased $5.6 million, or 28.2%, from the third quarter of 2007. Diluted earnings per share were $0.25 in the quarter ended September 30, 2008, compared to $0.34 in the corresponding prior-year quarter. For the nine months ended September 30, 2008 and 2007, we reported a net loss of $29.6 million and net income of $61.2 million, respectively. The decrease is primarily due to the $129.0 million East Chicago impairment charge and the declines in same-store revenues and operating margins as discussed above. The impairment charge affected net income by $83.9 million (calculated using the federal statutory tax rate of 35%). Diluted loss per share was $0.52 for the first nine months of 2008, compared to earnings per share of $1.05 in the corresponding prior-year period. The impairment charge adversely affected diluted earnings per share by $1.47 for the nine months ended September 30, 2008.

Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2008	2007
	(In Thousands)
Net cash provided by operating activities	$206,447	$171,864

Cash flows from investing activities:
Capital expenditures	(190,742)	(196,218)
Net cash paid for acquisition of Ameristar East Chicago	—	(671,420)
Increase in construction contracts payable	9,192	8,492
Proceeds from sale of assets	1,322	281
Increase in deposits and other non-current assets	(15,273)	(9,844)

Net cash used in investing activities	(195,501)	(868,709)

Cash flows from financing activities:
Principal payments of debt	(74,261)	(18,337)
Debt borrowings	44,015	737,000
Cash dividends paid	(12,006)	(17,539)
Proceeds from stock option exercises	884	16,915
Excess tax benefit from stock option exercises	172	4,432
Debt issuance costs	—	(3,666)
Purchases of treasury stock	—	(9,660)

Net cash (used in) provided by financing activities	(41,196)	709,145

Net (decrease) increase in cash and cash equivalents	$(30,250)	$12,300

     Our business is primarily conducted on a cash basis. Accordingly, operating cash flows tend to follow trends in our operating income. The increase in operating cash flows from 2007 to 2008 was mostly attributable to Ameristar East Chicago, which we owned for a full nine months in 2008, compared to only 13 days during the nine months ended September 30, 2007.
     Capital expenditures during the first nine months of 2008 were primarily related to the hotel project at Ameristar Black Hawk ($69.0 million), our expansion at Ameristar Vicksburg ($43.7 million) and the Ameristar St. Charles hotel and expansion ($22.7 million). Other 2008 capital expenditures include minor construction projects, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all our properties.
     Capital expenditures during the first nine months of 2007 were primarily related to our hotel and expansion project at Ameristar St. Charles ($103.0 million), the Ameristar Black Hawk hotel project ($21.2 million) and our expansion at Ameristar Vicksburg ($13.8 million).
     At Ameristar St. Charles, we substantially completed construction of the 400-room, all-suite hotel with an indoor/outdoor pool and a 7,000 square-foot, full-service spa at the end of the second quarter of 2008.

     We substantially completed the $100 million expansion and the new 1,000-space parking garage at our Vicksburg property in late May 2008. Since the opening of the garage and casino expansion, a new VIP lounge was completed in July and two additional restaurants opened in September.
     The construction of our four-diamond-quality hotel is progressing at Ameristar Black Hawk. The 33-story tower’s 536 well-appointed rooms will feature upscale furnishings and amenities. The tower will include a versatile meeting and ballroom center and will also have Black Hawk’s only full-service spa, an enclosed rooftop swimming pool and indoor/outdoor whirlpool facilities. Once completed, Ameristar Black Hawk will offer destination resort amenities and services that we believe are unprecedented in the Denver gaming market. The hotel’s completion date is expected to be in the fall of 2009, and the cost of the hotel is expected to be between $235 million and $240 million.
     A renovation of the Cactus Petes hotel was completed in May 2008 at a cost of approximately $16 million.
     Our debt structure primarily consists of a $1.8 billion senior credit facility that includes a $1.4 billion revolving loan facility maturing in November 2010 and a $400.0 million term loan facility maturing in November 2012. As of September 30, 2008, the principal debt outstanding under the senior credit facility consisted of $1.2 billion under the revolving loan facility and $389.0 million under the term loan facility. At September 30, 2008, the amount of the revolving loan facility available for borrowing was $169.6 million (after giving effect to $5.4 million of outstanding letters of credit); however, as of that date our ability to borrow under the revolving loan facility was limited to approximately $60.0 million by the senior leverage ratio coverage described below. All mandatory principal repayments have been made through September 30, 2008. In October 2008, we borrowed an additional $30.0 million under our revolving loan facility.
     The agreement governing the senior credit facility requires us to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of September 30, 2008 and December 31, 2007, we were in compliance with all applicable covenants.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. If our existing sources of cash are insufficient to meet our operations and liquidity requirements, or if we fail to remain in compliance with the covenants applicable to our senior credit facilities, we will be required to seek additional financing that would be significantly more expensive than our senior credit facilities, scale back our capital plans, reduce, suspend or eliminate our dividend payments and/or seek an amendment to the senior credit facilities. Without any change to our senior credit facilities or obtaining subordinated debt to replace senior debt, we may exceed the maximum permitted senior leverage ratio within the next 12 months. We anticipate that any amendment to the senior credit facilities would result in substantial additional costs and fees. Any loss from service of our properties for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants.
     As noted above, we had $169.6 million available for borrowing under the senior credit facilities at September 30, 2008; however, our ability to borrow under the senior credit facilities at any time is limited based upon, among other restrictions, our senior leverage ratio (defined as senior debt divided by EBITDA), which can be no more than 5.25:1 through March 31, 2009 and must be maintained at lower levels thereafter through the maturity of the senior credit facilities. As of September 30, 2008, our senior leverage ratio was 5.06:1. Under certain circumstances, the senior credit facilities permit us to incur subordinated note indebtedness of up to $500 million, subject to the maintenance of required leverage ratios. We continuously monitor credit markets and plan to seek subordinated debt to replace senior debt when the markets improve in order to provide greater credit flexibility. There can be no assurance as to when or the terms upon which subordinated debt may be available, but it is likely that any new subordinated debt would be significantly more expensive than our existing senior debt. In addition to the availability under the senior credit facilities, we had $68.2 million of cash and cash equivalents at September 30, 2008, approximately $60.0 million of which were required for daily operations.
     During each of the initial three quarters of 2008 and 2007, our Board of Directors declared quarterly cash dividends in the amount of $0.105 per share and $0.1025 per share, respectively. Due to the continuation of adverse conditions in the credit markets that has made it difficult to refinance on acceptable terms a portion of our senior debt to improve our senior leverage ratio, our Board of Directors currently does not intend to declare a dividend during the fourth quarter of 2008.
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
Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facilities or any replacement financing or the terms of any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the factors, risks and uncertainties that could affect our future results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of September 30, 2008, we had $1.6 billion outstanding under our senior credit facilities, bearing interest at variable rates based on LIBOR with maturities up to three months from that date. At September 30, 2008, the average interest rate applicable to the senior credit facilities outstanding, before giving effect to interest rate hedging transactions in place on that date, was 4.8%.
     During the second quarter, in order to hedge against increases in variable interest rates, we entered into an interest rate swap agreement with a commercial bank counterparty, effective July 18, 2008, pursuant to which we are obligated to make quarterly fixed rate payments to the counterparty at an annualized fixed rate of 3.1975%, calculated on a notional amount of $500.0 million, while the counterparty is obligated to make quarterly floating rate payments to us based on three-month LIBOR for the same notional amount. The interest rate swap effectively fixes the annual interest rate on $500.0 million of borrowings under our senior revolving loan facility at 3.1975% plus the applicable margin. The swap agreement terminates on July 19, 2010 and had a fair value of $1.1 million at September 30, 2008.
     Subsequent to September 30, 2008, we entered into an additional interest rate swap transaction with another commercial bank counterparty. The swap transaction has an effective date of October 20, 2008 and terminates on July 19, 2010. We are obligated to make quarterly fixed rate payments to the counterparty, calculated on a notional amount of $600.0 million, while the counterparty is obligated to make quarterly floating rate payments to us based on three-month LIBOR on the same notional amount. The swap transaction effectively fixes the annual interest rate on $600.0 million of our revolving debt at 2.98% plus the applicable margin. With this swap agreement, we now have $1.1 billion of our variable rate debt hedged until July 2010 at a weighted-average fixed rate of 3.08% plus the applicable margin. (See “Note 7 — Derivative instruments and hedging activities” of Notes to Condensed Consolidated Financial Statements for more discussion of the interest rate swaps.)
     Assuming no change in our loan elections under our credit facility and giving effect to the $500 million interest rate swap transaction in place on September 30, 2008, an increase of one percentage point in LIBOR for all relevant maturities as of September 30, 2008 would increase our annual interest cost (and decrease pre-tax earnings) by approximately $11.1 million. At December 31, 2007, we had no interest rate hedging agreements in place. An increase of one percentage point in the average interest rate applicable to the senior credit facilities outstanding at December 31, 2007 would have increased our annual interest cost by approximately $16.4 million.
     The decisions to enter into the swap agreements were based on analyses of risks to the Company presented by possible changes in interest rates and the financial instruments available to manage those risks. We continue to monitor interest rate markets and, in order to control interest rate risk, may enter into additional interest rate swap or collar agreements or other derivative instruments as market conditions warrant. We may also refinance a portion of our variable rate debt through the issuance of long-term fixed-rate securities. We do not use derivatives for trading or speculative purposes.
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
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the third fiscal quarter of 2008.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     East Chicago Local Development Agreement Litigation. Reference is made to this matter described under the heading “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. On September 4, 2008, the Superior Court of Marion County, Indiana issued an amended order granting summary judgment in favor of ACI and its subsidiary, Ameristar Casino East Chicago, LLC (formerly known as RIH Acquisitions IN, LLC), and denying summary judgment in favor of East Chicago Second Century, Inc. (“Second Century”), on Second Century’s conversion claim. The court denied each party’s motion for summary judgment on Second Century’s breach of contract claim. The court entered a final judgment on the conversion claim on October 23, 2008. Second Century has filed a motion to reconsider the court’s order directing entry of final judgment. If that motion is denied, Second Century must file any appeal of the judgment by November 24, 2008.
     Other Litigation. There have been no other material developments during the three months ended September 30, 2008 relating to the matters described under the heading “Legal Proceedings” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Item 1A. Risk Factors
     We incorporate by reference the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 and “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
     Conditions in the financial system and the capital and credit markets may negatively affect our business, results of operations and financial condition.
     In addition to earnings and cash flows from operations, we rely on borrowed money to finance our business, which may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms. The recent crisis in the banking system and financial markets has resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets and other adverse conditions for issuers in fixed income, credit and equity markets. Within the past few months, these markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit. The market interest rate for debt of companies similar to us has increased dramatically in the past several months. While the United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition. We are unable to predict the likely duration or severity of the current disruption in the capital and credit markets, or its impact on the larger economy.
     The gaming industry is very competitive and increased competition could have a material adverse effect on our future operations.
     In June 2008, the Kansas Supreme Court held that the recent Kansas law authorizing up to four state-owned and operated land-based casinos and three racetrack-slot machine parlors is constitutional. One of the land-based casinos and one of the racetrack-slot machine parlors would present direct additional competition to Ameristar Kansas City if the new facilities are constructed and opened. In September 2008, the Kansas Lottery Commission selected a proposal by a consortium of developers to develop a large land-based casino and entertainment facility at the Kansas Speedway, approximately 24 miles from Ameristar Kansas City. We believe the first phase of the project could open as early as the end of 2009 with approximately 2,000 slot machines and 75 table games. This potential new competition for Ameristar Kansas City could have a material adverse effect on the results of operations of that property.
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

AMERISTAR CASINOS, INC. Registrant
Date: November 10, 2008	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer