Form 10-K
period 2008-12-31
AMERISTAR CASINOS INC
filed 2009-03-16
CIK 912145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-22494
AMERISTAR CASINOS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada State or Other Jurisdiction of	88-0304799 (I.R.S. Employer Identification No.)
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008:	$352,651,836
Number of shares of Common Stock outstanding as of March 10, 2009:	57,360,831
Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

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
PART I
     Item 1. Business
     Introduction
     Ameristar is a developer, owner and operator of casino entertainment facilities in local and regional markets. Founded in 1954, Ameristar has been a public company since November 1993. We have eight properties in seven markets.
     Our goal is to capitalize on our high-quality facilities and products and dedication to superior guest service to effectively compete in each of our markets and to drive growth that creates value for our stockholders. Currently, we are expanding and upgrading one of our properties, Ameristar Casino Black Hawk, with a hotel and spa. In 2008, we completed a luxury hotel and spa at Ameristar St. Charles, an expansion of Ameristar Casino Hotel Vicksburg and the rebranding of our newest property, Ameristar Casino Hotel East Chicago, located in East Chicago, Indiana, which we acquired in September 2007. In late 2008 and early 2009, voters in Missouri and Colorado approved reforms in those state’s gaming laws that we believe position Ameristar for significant growth at our properties in St. Charles and Kansas City, Missouri and Black Hawk, Colorado.
     We believe the Ameristar experience differentiates us from our competitors. That experience is built upon our high-quality facilities and products, such as slots, food, lodging, entertainment and the friendly and efficient service our 7,700 team members offer to our guests. Our casinos feature spacious gaming floors and typically have the greatest number of gaming positions in our markets. We focus on providing guests the games they want to play. We design the flow of our casino floors so that the right games are in the right places, with convenient access to other amenities, which we believe creates a more entertaining experience for our guests.
     Most of our revenue comes from slot play, but we also offer a wide range of popular table games, including blackjack, craps, roulette and poker in the majority of our markets. We set competitive minimum and maximum betting limits based on each market. Our gaming revenues are derived from a broad base of guests and, at most properties, we do not depend upon high-stakes players. We extend gaming credit at our properties in Indiana, Mississippi and Nevada, and credit represents a significant amount of table games play at Ameristar Casino Hotel East Chicago.
     One of our strategies is to offer a greater variety of dining choices than other casinos in our markets. Our signature dining concepts include steakhouses, elaborate buffets and casual dining restaurants, including sports bars. Whether in our steakhouses or delis, our emphasis is on quality in all aspects of the dining experience — food, service, ambiance and facilities. The private Star Clubs offer our Star Awards members an exclusive place to relax at all Ameristar-branded properties. Our properties also showcase a range of entertainment, including live local, regional and national talent.
     The following table presents selected statistical and other information concerning our properties as of March 10, 2009.

	Ameristar				Ameristar
	Casino Resort	Ameristar	Ameristar	Ameristar	Casino	Ameristar
	Spa	Casino Hotel	Casino Hotel	Casino Hotel	Hotel	Casino Black	The Jackpot
	St. Charles	Kansas City	Council Bluffs	East Chicago(1)	Vicksburg	Hawk(1)	Properties(2)
Opening Year	1994	1997	1996	1997	1994	2001	1956
Acquisition Year	2000	2000	—	2007	—	2004	—
Casino Square Footage (approx.)	130,000	140,000	38,500	56,000	70,000	56,000	29,000
Slot Machines (approx.)	3,000	3,020	1,615	1,840	1,830	1,600	950
Table Games	97 (3)	75 (3)	30	68 (3)	46 (3)	26 (3)	36 (3)
Hotel Rooms	397	184	444 (4)	290	149	—	416
Restaurants/Bars	7/12	11/7 (5)	4/4	5/2	4/4	3/3	5/4
Restaurant/Bar Seating Capacity	1,613/166	1,807/389 (5)	1,030/61	614/182	850/250	479/112	534/113
Guest Parking Spaces (approx.)	6,280	8,320	3,000	2,245	2,200	1,500	1,100
Other Amenities	HOME, a 17,500-Square-Foot Nightclub; 22,000-Square-Foot Conference and Meeting Center; Indoor/Outdoor Swimming Pool;Full- Service Spa; 300-Seat VIP Players’ Club; Gift Shop; Amusement Arcade	1,400-Seat Entertainment Facility; 18-Screen Movie Theater(6); 85-Seat VIP Players’ Club; Gift Shop; Kids Quest Children’s Activity Center(6); Amusement Arcade(6)	Meeting Space; 75-Seat VIP Players’ Club; Indoor Swimming Pool; Exercise Facility; Gift Shop; Kids Quest Children’s Activity Center(6) Amusement Arcade	5,370-Square-Foot Banquet Room; 182-Seat VIP Players' Lounge and Club Facilities; Gift Shop; Winners Square Promotion Center	Meeting Space; 50- Seat VIP Players’ Club; Swimming Pool; Gift Shop; Service Station; Convenience Store; Subway Restaurant Franchise; RV Park	78-Seat VIP Players’ Club; Starbucks Coffee Bar; Gift Shop	3,940-Seat Outdoor Entertainment Facility; 318-Seat Showroom; Meeting Space; Sports Book(6); Swimming Pool; Service Station; General Store; Amusement Arcade; Styling Salon; RV Park; Tennis Courts

(1)	We acquired Ameristar Casino Black Hawk on December 21, 2004 and Ameristar Casino Hotel East Chicago on September 18, 2007.

(2)	Includes the operations of Cactus Petes Resort Casino and The Horseshu Hotel & Casino.

(3)	Includes 19 poker tables at Ameristar Casino Resort Spa St. Charles, 15 poker tables at Ameristar Casino Hotel Kansas City, 12 poker tables at Ameristar Casino Hotel East Chicago, nine poker tables at Ameristar Casino Hotel Vicksburg, 14 poker tables at Ameristar Casino Black Hawk and seven poker tables at the Jackpot Properties.

(4)	Includes 284 rooms operated by affiliates of Kinseth Hospitality Corporation and located on land owned by us and leased to affiliates of Kinseth.

(5)	Includes a 52-seat food court and Arthur Bryant’s Barbeque restaurant leased to and operated by third parties.

(6)	Leased to and/or operated by a third party.

     Ameristar Casino Resort Spa St. Charles. Ameristar Casino Resort Spa St. Charles serves the greater St. Louis metropolitan market with a large casino and a variety of new amenities that opened in 2008, including our luxury hotel and spa.
     Seven dining venues at the property offer a range of choices. The 47 Port Street Grill is known for its steaks and has an adjacent upscale martini bar, the King Cat Club. The Landmark Buffet offers a variety of choices from multiple serving stations. Guests at Amerisports Bar & Grill can view televised sporting events from a 34-foot-long video wall. Pearl’s Oyster Bar provides seafood with a Cajun twist. The Falcon Diner offers heartland specialties and is complemented by The Bakery, a pastry and coffee bar.
     From January 2008 through May 2008, we opened in phases the 397-unit, all-suite hotel. We believe the hotel’s suites are among the area’s most upscale accommodations. The property’s 7,000-square-foot, full-service spa and indoor/outdoor pool surrounded by landscaped grounds, cabana and fire pits became fully operational in May 2008. The property’s 22,000-square-foot, state-of-the-art conference and meeting center can accommodate meetings and banquet events of all sizes.
     Ameristar Casino Resort Spa St. Charles provides guests with a range of nightlife options. The 17,500-square-foot HOME nightclub features two distinct rooms: a high-energy club and an inviting lounge. The main nightclub has two long bars, red-leathered recessed banquettes and a large dance floor framed by bottle-service tables. Lixx, a circle bar located on the casino floor, features high-energy music provided by a state-of-the-art audio system. The property’s Bottleneck Blues Bar offers local, regional and national entertainment.
     The property’s amenities are accessible through two parking garages offering about 6,300 spaces. Valet service is also available at the main entrance to the facility under the porte cochere.
     The property is located immediately north of the Interstate 70 bridge over the Missouri River, strategically situated to attract patrons from the St. Charles and greater St. Louis areas, as well as tourists from outside the region. The property is in close proximity to the St. Charles convention facility. Interstate 70 is a 10-lane, east-west freeway offering easy access to, and direct visibility of, the Ameristar Casino Resort Spa St. Charles site. The roadway leading to the property was upgraded and widened in 2007 and 2008 and was renamed Ameristar Boulevard.
     Ameristar Casino Hotel Kansas City. Ameristar Casino Hotel Kansas City, ranks among the largest state-licensed casino floors in the United States.
     Guests can select from 11 restaurants and seven bars/lounges. The Great Plains Cattle Co. steakhouse has a Kansas City-inspired atmosphere. The Falcon Diner mirrors our diner at Ameristar Casino Resort Spa St. Charles and features a walk-up bakery. At the Horizons Buffet, guests can select offerings from eight culinary stations. The Amerisports Brew Pub features state-of-the-art video and audio technology on more than 40 screens. The Brew Pub is also home to an exhibition brewery for Ameristar’s award-winning private label beers. In addition, we lease space to national brands, including Burger King and Sbarro Pizza, in an open-seating food court.
     The property also features a wide scope of entertainment options. The 1,400-seat Star Pavilion showcases headline entertainers and professional boxing. The Depot #9 Stage and Saloon showcases local and regional bands.
     The property’s other amenities include an exclusive VIP players’ club lounge, an 18-screen movie theater complex, gift shop, video game arcade and Kids Quest activity center. All are easily accessible via ample surface parking and a 2,650-space parking garage.
     Our 184-room hotel offers a mix of suites and standard rooms that feature plasma screen televisions and custom finishes.

     Located seven miles from downtown Kansas City, Missouri, Ameristar Casino Hotel Kansas City attracts guests from the greater Kansas City area, as well as regional overnight guests. The property is in close proximity to the Interstate 435 bridge over the Missouri River. Interstate 435 is a six-lane, north-south expressway offering easy access to, and direct visibility of, Ameristar Casino Hotel Kansas City.
     Ameristar Casino Hotel Council Bluffs. Opened in 1996, Ameristar Casino Hotel Council Bluffs serves the Omaha and southwestern Iowa markets.
     The property’s hotel and Main Street Pavilion comprise its landside facilities. Ameristar Casino Hotel Council Bluffs’ 160 rooms include luxury suites and king whirlpool rooms. Ameristar Council Bluffs has earned the American Automobile Association Four Diamond designation for 11 consecutive years. On land, guests also find the exclusive Star Club players’ lounge; the upscale Waterfront Grill steakhouse; the Heritage Buffet and the Prairie Mill Cafe & Bakery.
     The Amerisports Bar and cabaret offers dining and live entertainment and more than 40 television screens. Other amenities include a Kids Quest activity center, fitness facility, indoor pool, gift shop, ice cream and sweet shop, and meeting space.
     Located across the Missouri River from Omaha, the property is adjacent to the Nebraska Avenue exit on Interstate 29, immediately north of the junction of Interstate 29 and Interstate 80.
     Ameristar Casino Hotel East Chicago. Ameristar Casino Hotel East Chicago serves metropolitan Chicago, the United States’ third-largest commercial gaming market.
     East Chicago’s dining choices include five restaurants and two bars. Waterfront Grill is patterned after Chicago’s signature steakhouses. The Amerisports Bar, which serves appetizers, burgers and snacks, allows guests to enjoy their favorite sporting events on 20 plasma-screen TVs located throughout the venue. The Heritage Buffet features cuisines from around the world. Double Down Diner is a 50s-style diner with classic favorites.
     Ameristar Casino Hotel East Chicago also includes a 290-room hotel, 5,370 square feet of banquet space and a 31-seat VIP players’ club lounge. These amenities and the casino are accessible through a parking garage with about 2,000 spaces and a 245-space surface parking area.
     We purchased the property, formerly known as Resorts East Chicago, in September 2007. In connection with its June 2008 rebranding, we completed a number of enhancements to the facility, including improved food and beverage offerings, a remodeled casino floor featuring a new design and layout, state-of-the-art technology that brings Ameristar’s Star Awards players’ program to guests and an enhanced mix of games.
     Ameristar Casino Hotel East Chicago is approximately 25 miles from downtown Chicago, Illinois, and is conveniently located near two major Interstates, 90 and 80/94, and the Chicago Skyway and Indiana Toll Road highway systems. Ameristar Casino Hotel East Chicago primarily attracts guests from within Chicagoland, Northeast Illinois and Northwest Indiana.
     Ameristar Casino Hotel Vicksburg. Ameristar Casino Hotel Vicksburg has been the market leader for 14 consecutive years, a distinction attributable to its superior location and premier product and dining and entertainment options.
     The property completed a major expansion in 2008, which included a casino expansion that added the market’s only live poker room, two new restaurants, a VIP lounge and a new 1,000-space parking garage with direct access to the casino. The property’s 149-room hotel was also renovated in 2008.
     The three-level dockside casino is significantly wider than most other casinos in the market, providing a spacious, land-based feel. The casino features 70,000 square feet of gaming space, with 1,830 slot machines and 46 table games.

     Entertainment venues at the property include the Bottleneck Blues Bar, a Delta-style blues club with live entertainment and gaming; and the Casino Cabaret. Restaurants include Bourbon’s, offering fine dining overlooking the Mississippi River; Pearl’s Oyster Bar; Delilux, for quick snacks and meals; and the Heritage Buffet, with seven specialty food stations and private meeting facilities.
     Ameristar Casino Hotel Vicksburg is located one-quarter mile north of Interstate 20 in Vicksburg, Mississippi. The property is visible from the highway exit ramp and is the closest casino to I-20, a major east-west thoroughfare that connects Atlanta and Dallas. Ameristar Casino Hotel Vicksburg caters primarily to guests from the Vicksburg and Jackson, Mississippi and Monroe, Louisiana areas, along with tourists visiting the area.
     Ameristar Casino Black Hawk. Ameristar Casino Black Hawk is one of the largest casinos in Colorado.
     After acquiring the former Mountain High Casino in Black Hawk, Colorado in December 2004, we rebranded the property in April 2006. The rebranding followed a reconfiguration and expansion of the gaming area, renovation and rebranding of the property’s restaurants and expansion of the property’s parking garage, nearly doubling its capacity to approximately 1,500 spaces.
     Amenities at the property include a VIP lounge; the Timberline Grill, a steak-and-seafood restaurant; the seven-station Centennial Buffet; Waypost Deli, serving stone-fired pizzas, hot and cold sandwiches and burgers; a Merk & Tyler Gift Shop; and a Starbucks Coffee Bar. Bar 8042, a circular lounge at the heart of the casino surrounded by 70-foot-tall pass-through fireplaces and large-screen projection TVs, showcases local and regional live entertainment.
     The construction of a luxury hotel at Ameristar Casino Black Hawk is progressing toward an anticipated completion in the early fall of 2009. The 33-story hotel tower will include 536 suites and oversized rooms. The tower will include a meeting and ballroom center and will also have Black Hawk’s only full-service spa, an enclosed rooftop swimming pool and indoor/outdoor whirlpool spas. Once this facility is completed, Ameristar Casino Black Hawk will offer destination resort amenities and services that we believe are unequaled in the Denver gaming market.
     Ameristar Casino Black Hawk is located in the center of the Black Hawk gaming district, approximately 40 miles west of Denver, Colorado, and caters primarily to patrons from the Denver metropolitan area.
     The Jackpot Properties. Cactus Petes Resort Casino and The Horseshu Hotel & Casino are located in Jackpot, Nevada, just south of the Idaho border. The Jackpot properties have been operating since 1956.
     The properties’ resort amenities include 416 hotel rooms, with 26 hot-tub suites; an Olympic-sized pool and heated spa; a styling salon; lighted tennis courts; a recreational vehicle park; and access to a nearby 18-hole golf course. In addition, a general store and service station serve guests and regional travelers. Dining selections include an extensive buffet; the Plateau Room, featuring steaks and seafood; a 24-hour casual dining restaurant; a casual Mexican grill; and a Pizza Hut. Cactus Petes’ Gala Showroom showcases nationally known entertainment. A remodeling of the hotel at Cactus Petes was completed in May 2008.
     The properties are located on either side of Nevada State Highway 93, a major regional north-south route, and serve guests primarily from Idaho, and secondarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces.

Markets
     The following table presents a summary of the market characteristics and market performance of our Ameristar-branded properties as of December 31, 2008.

	Ameristar
	Casino Resort	Ameristar	Ameristar	Ameristar	Ameristar	Ameristar
	Spa	Casino Hotel	Casino Hotel	Casino Hotel	Casino Hotel	Casino
	St. Charles	Kansas City	Council Bluffs	East Chicago (1)	Vicksburg	Black Hawk (2)

Adult population — within 50 miles	2.0 million	1.6 million	750,000	5.9 million	400,000	2.1 million
Adult population — within 100 miles	2.9 million	2.1 million	1.3 million	8.9 million	1.1 million	3.0 million
No. of market participants	6	4	3	3	5	18
2008 annual market gaming revenue — $ in millions	$1,031.1	$718.2	$468.5	$1,027.7	$274.6	$508.7
2008 market growth rate	3.2%	-0.4%	-0.5%	1.3%	-1.2%	-12.5%
2008 market share	28.6%	34.7%	37.5%	30.1%	47.4%	17.1%
2007 market share	30.0%	35.1%	37.6%	31.2%	46.0%	16.6%
2008 market share rank	#2	#1	#2	#2	#1	Not reported

(1)	In the Northwest Indiana market, there are a total of three operators (located in East Chicago, Hammond and Gary, Indiana) that generated $1.0 billion in annual gaming revenues. In the broader Chicagoland market, there are five additional state-licensed casinos operating in the states of Illinois and Indiana and one Native American casino in Michigan. The eight state-licensed casinos generated a total of $2.3 billion in annual gaming revenues.

(2)	The Colorado Limited Gaming Control Commission reports the Black Hawk and Central City, Colorado markets separately. The Black Hawk information in this table excludes six casinos in Central City, adjacent to Black Hawk, which generated $67.1 million in total gaming revenues in 2008.
     We own two casinos that are not branded “Ameristar,” Cactus Petes and The Horseshu in Jackpot, Nevada. Jackpot is just across the border from the State of Idaho. The primary market area for the Jackpot properties is Twin Falls (located approximately 45 miles north of Jackpot) and Boise (located approximately 150 miles from Jackpot). The primary market area comprises approximately 600,000 adults. The balance of the Jackpot properties’ guests comes primarily from the northwestern United States and southwestern Canada. As of December 31, 2008, our Jackpot properties had 61% of the slot machines and 71% of the table game positions in the Jackpot market.
Competition
     St. Charles
     Ameristar St. Charles competes with five other gaming operations located in the metropolitan St. Louis area. Two of these competitors are located in the State of Illinois.
     On November 4, 2008, Missouri voters approved Proposition A, which eliminated the $500 buy-in limit and the requirement for all guests to use a casino-issued identification and tracking card to enter a casino. Proposition A also increased taxes on gross gaming receipts one percentage point to 21% and placed a moratorium on the issuance of new gaming licenses (except for one facility in South St. Louis County that was under construction at the time of passage of Proposition A). Proposition A became effective immediately, and we implemented its operational enhancements on November 7, 2008 following receipt of regulatory approval. The Illinois casinos also do not have buy-in limits or identification card requirements, and they allow credit play. However, Illinois casinos were included in an indoor smoking ban that became effective January 1, 2008, are limited in the number of gaming positions allowed and are subject to a higher rate of gaming taxes than Missouri casinos.
     At Ameristar St. Charles, we substantially completed construction of the 397-room, all-suite hotel with an indoor/outdoor pool and a 7,000-square-foot, full-service spa at the end of the second quarter of 2008. We believe our new hotel has helped counteract the negative impact of the increased competition described below, but the weak economy has constrained the short-term growth we expected from it.
     In December 2007, a competitor opened an approximately $500 million casino entertainment complex at Laclede’s Landing in downtown St. Louis, approximately 22 miles from Ameristar St. Charles. The complex features a mix of restaurants, conference space and a 75,000 square-foot casino. The facility also includes 500 hotel rooms that opened in February 2008. The same gaming company owns the other casino in downtown St. Louis. Long-term plans for this casino have not yet been announced.
     The downtown St. Louis gaming operator is also currently in the process of completing site work for a casino development project in Lemay, which is located in the southeastern portion of St. Louis County, approximately 30 miles from our St. Charles property. The Lemay project is expected to include a $375 million hotel and casino entertainment complex and is currently slated for opening in early to mid-2010.
     We currently do not anticipate any new competition in the Illinois portion of the St. Louis market. However, increased competition for our St. Charles property would result if Illinois law is changed in the future to allow the operation of slot machines at the existing pari-mutuel racetrack near East St. Louis.
     Kansas City
     Ameristar Kansas City competes with three other gaming operations located in and around Kansas City, Missouri. The Kansas City market is currently insulated from other casino gaming markets, with no competing markets within 50 miles.
     In 2007, the Kansas legislature enacted a law that authorizes up to four state-owned and operated freestanding casinos and three racetrack slot machine parlors developed and managed by third parties. One casino and one racetrack location are authorized in the greater Kansas City market. The successful bidder for the racetrack license recently surrendered its racing license due to concerns about the tax rate that would apply to its gaming operations, which was substantially higher than the tax rate in Missouri or applicable to Kansas freestanding casinos. The future status of the racetrack license is uncertain. In 2008, several companies submitted applications to develop and manage the freestanding casino, and in September 2008 the Kansas Lottery Commission selected a proposal by a consortium of developers to develop a large land-based casino and entertainment facility at the Kansas Speedway, approximately 24 miles from Ameristar Kansas City. The consortium subsequently withdrew this proposal due to issues regarding financial and project viability, and the Kansas Lottery Commission has announced that it will be accepting new applications for the greater Kansas City casino until April 1, 2009. It is unclear how many qualified bidders will emerge. At this time, the previously successful applicant has announced plans to submit a bid for a significantly scaled-down project. If either or both of the new greater Kansas City facilities open, we will face significant additional competition at Ameristar Kansas City that could have a material adverse effect on the results of operations of that property.
     In January 2008, a Native American casino with 400 bingo-based Class II slot machines opened in Kansas City, Kansas. The casino is located approximately 12 miles from Ameristar Kansas City. However, we believe this casino has not materially adversely impacted the financial performance of Ameristar Kansas City.
     Council Bluffs
     Ameristar Council Bluffs operates one of three gaming licenses issued for the Council Bluffs gaming market pursuant to an operating agreement with Iowa West Racing Association. The two other competitors are operated by a single company and consist of another riverboat casino and a land-based casino with a pari-mutuel racetrack.

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
     In December 2007, the National Indian Gaming Commission (the “NIGC”) approved the request of the Ponca Tribe of Nebraska to have a five-acre parcel owned by the Tribe in Carter Lake, Iowa, located five miles from Ameristar Council Bluffs, approved for the operation of gaming. The Nebraska Attorney General filed an action in federal court challenging the NIGC’s decision, which was joined by the Iowa Attorney General and the City of Council Bluffs. In December 2008, a federal district court ruled that the Tribe cannot build a casino at Carter Lake. We believe it is likely the Tribe will appeal. If the Tribe is successful in its appeal and is ultimately allowed to conduct gaming at this location, the additional competition would adversely affect our Council Bluffs business.
     East Chicago
     Ameristar East Chicago currently competes with eight other gaming operations in what is called the Chicagoland gaming market, which includes casinos in Illinois and Michigan, as well as in Northwest Indiana. These competitors are located within 60 miles of East Chicago.
     Illinois casinos are subject to higher gaming taxes than Indiana casinos and also to gaming position limitations and a smoking ban. Located 25 miles from downtown Chicago, Illinois, Ameristar East Chicago currently draws approximately 70% of its guest base from Illinois, with the remaining 30% coming from Northwest Indiana and surrounding areas. The core competitive market of Northwest Indiana is comprised of three casino operators, including Ameristar, located in East Chicago, Hammond and Gary, Indiana. The northwest Indiana operators are located within five miles of each other on Lake Michigan.
     In July 2008, the operator in Hammond, Indiana completed its $485 million new vessel project, which significantly expanded the size of its casino and other operations. Additionally, an operator in Michigan City, Indiana, located approximately 40 miles from East Chicago, opened a $135 million hotel complex in January 2009. Ameristar purchased the Resorts East Chicago property in September 2007 and rebranded it as an Ameristar property in June 2008. During 2008, Ameristar spent approximately $14 million on capital improvements, property refurbishments and other rebranding costs.
     In December 2008, the Illinois Gaming Board awarded the remaining dormant gaming license for a proposed casino entertainment complex in Des Plaines, Illinois, which is approximately 40 miles northwest of East Chicago, Indiana. Pending legislative and background approvals, permitting and construction timelines, we believe the earliest casino operations would commence is in 2011. Future legislation regarding the possible expansion of gaming in Illinois may be considered by Illinois lawmakers. If enacted, this legislation could lead to a significant level of additional competition in the Chicagoland market.
     Vicksburg
     Ameristar Vicksburg currently competes with four other gaming operations located in Vicksburg, Mississippi. Vicksburg is located approximately 45 miles west of Mississippi’s largest city, Jackson.
     In May 2008, Ameristar completed a casino expansion that added 25,500 square feet of gaming space and a new 1,000-space parking garage. The Vicksburg expansion also included a new VIP lounge that opened in July and two additional restaurants, which opened in September.
     In October 2008, a new competitor opened a $100 million casino-hotel in Vicksburg. The new facility has a 25,000 square-foot casino and 80 hotel rooms, and is located two miles from Ameristar Vicksburg. The additional competition has impacted the financial performance of our property and the other facilities operating in the market.

     Several potential gaming sites still exist in or near Vicksburg and from time to time potential competitors have proposed the development of additional casinos. In 2005, the Mississippi Gaming Commission granted preliminary approval for the sixth casino license in the Vicksburg market. One developer has proposed building a $200 million casino facility that would include a 250-room hotel, parking garage and other non-gaming amenities. As originally announced, construction of this project was to begin in early 2006. The announced commencement date was subsequently changed to late 2007, but development has not yet begun, and no new date has been announced.
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
     Black Hawk
     Ameristar Black Hawk competes with 23 other gaming operations located in the Black Hawk and Central City gaming markets in Colorado. Ameristar has the largest single gaming floor and parking garage of any casino in the Black Hawk and Central City markets. Of the other casinos in the market, only five are considered “large” competitors, with over 750 slot machines. Ameristar’s primary competitor is one of the first major casinos encountered when entering Black Hawk from Denver via Route 119. This competitor’s primary casino is connected via a skywalk to an adjacent casino the operator also owns, thereby offering increased availability of hotel rooms, parking capacity and gaming positions to guests.
     In January 2008, a statewide smoking ban in Colorado was extended to include casino floors.
     In November 2008, Colorado voters approved Amendment 50, which gave local gaming jurisdictions the option of increasing bet limits, expanding permitted table games and increasing the hours of operation. On January 13, 2009, voters in the City of Black Hawk approved the local referendum to increase bet limits from $5 to $100, add craps and roulette and expand operating hours from 18 hours daily to up to 24 hours daily. These changes are scheduled to become effective July 2, 2009.
     During 2008, Ameristar made substantial progress and remains on schedule to complete its hotel. The 536-room hotel tower is scheduled to open in the early fall of 2009 at a cost of approximately $235 million and will double the room capacity in the Black Hawk market. There were no other substantial capital investments by the large competitors during 2008.
     The Black Hawk and Central City gaming markets are currently insulated from other casino gaming markets, with no competing markets within 50 miles. However, there have been several proposals for the development of a Native American casino located in the Denver metropolitan area. In addition, there was an unsuccessful attempt to place a proposal on the November 2008 ballot authorizing racetrack casino operations in the Denver area. At this time it is unclear whether a similar proposal will be included on future ballots. Both Native American and racetrack gaming have been defeated in past ballot initiatives.
     Should additional gaming developments occur in the Denver metropolitan area, the Black Hawk and Central City markets would face increased competition.
     Jackpot
     The Jackpot properties compete with three other hotels and motels (all of which also have casinos) in Jackpot and a Native American casino near Pocatello, Idaho. The Native American casino operates video lottery terminals, which are similar to slot machines.

     In May 2008, Cactus Petes completed a $16 million refurbishment of its hotel rooms. There were no major capital improvements or expansions by competitors in the Jackpot market in 2008. We are not aware of any other current expansion plans by existing or potential competitors in Jackpot.
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
Employees and Labor Relations
     As of March 1, 2009, we employed approximately 7,700 full- and part-time employees. Approximately 235 employees at our East Chicago property are employed pursuant to collective bargaining agreements. We believe our employee relations are good.
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
     The Missouri Gaming Commission has discretion to approve gaming license applications for permanently moored (“dockside”) casinos, powered (“excursion”) riverboat casinos and barges and to determine the type of excursion gambling boats allowed each licensee. Pursuant to the November 4, 2008 passage of the Schools First Initiative (Proposition A), the total number of excursion gambling boat licenses may not exceed 13. Due to safety concerns, all gaming vessels on the Missouri River are permitted to be moored in moats within 1,000 feet of the river. Gaming licenses are initially issued for two one-year periods and must be renewed every two years thereafter. The gaming licenses at Ameristar Kansas City and Ameristar St. Charles are next subject to renewal in October 2010. No gaming licensee may pledge or transfer in any way any license, or any interest in a license, issued by the Missouri Gaming Commission. As a result, the gaming licenses of our wholly owned Missouri subsidiaries were not pledged to secure our senior credit facilities.
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
     The Missouri Act imposes operational requirements on riverboat operators, including a charge of $2 per gaming guest per two-hour “cruise” that licensees must pay to the Missouri Gaming Commission, certain minimum payout requirements, a 21% tax on adjusted gross receipts, prohibitions against providing credit to gaming guests (except, subject to certain conditions, for the use of credit and debit cards and the cashing of checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee’s riverboat. Licensees must also submit audited quarterly and annual financial reports to the Missouri Gaming Commission and pay the associated auditing fees. Other areas of operation that are subject to regulation under Missouri rules are the size, denomination and handling of chips and tokens, the surveillance methods and computer monitoring of electronic games, accounting and audit methods and procedures and approval of an extensive internal control system. The Missouri rules also require that all of an operator’s chips, tokens, dice, playing cards and electronic gaming devices must be acquired from suppliers licensed by the Missouri Gaming Commission or another person or entity approved by the Missouri Gaming Commission.
     Prior to November 4, 2008, the Missouri Act provided for a buy-in limit of $500 per person per two-hour “cruise.” The buy-in limit was eliminated upon the passage of Proposition A on November 4, 2008. Although the Missouri Act provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission can impose space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. The Missouri Act also includes requirements as to the form of riverboats, which must resemble Missouri’s riverboat history to the extent practicable and include certain non-gaming amenities. All licensees currently operating riverboat gaming operations in Missouri are authorized to conduct all or a portion of their operations on a dockside basis, and open and continuous boarding is permitted.
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
     Under rules adopted pursuant to the Missouri Act, a holder of any direct or indirect legal or beneficial publicly traded interest in excess of five percent in a gaming licensee, applicant or key person is required, unless exempted, to be licensed as a key person by the Missouri Gaming Commission. A holder, for passive investment purposes, of such a direct or indirect interest that is not more than 10% may be exempted from such licensure by the executive director of the Missouri Gaming Commission, and a holder of up to 20% may be exempted by the Missouri Gaming Commission, if such holder applies in advance of acquiring such interest or within 10 days thereafter and certifies certain information under oath, including that it (i) is acquiring the interest for passive investment purposes; (ii) does not and will not have any involvement in the management activities of the entity; (iii) does not have any intention of controlling the entity regardless of additional stock that may be acquired; (iv) will within 10 days notify the Missouri Gaming Commission of any sale or purchase of more than 1% of the entity’s outstanding stock; and (v) will, in the event that it subsequently develops an intention of controlling or participating in the management of such entity, notify the Missouri Gaming Commission and refrain from participating in management or exercising control until approved for licensure by the Missouri Gaming Commission.
     The Missouri Gaming Commission regulates the issuance of excursion liquor licenses, which authorize the licensee to serve, offer for sale, or sell intoxicating liquor aboard any excursion gambling boat, or facility immediately adjacent to and contiguous with the excursion gambling boat, which is owned and operated by the licensee. An excursion liquor license is granted for a one-year term by the Missouri Gaming Commission and is renewable annually. The Missouri Gaming Commission can discipline an excursion liquor licensee for any violation of Missouri law or the Missouri Gaming Commission’s rules. Licensees are responsible for the conduct of their business and for any act or conduct of any employee on the premises that is in violation of the Missouri Act or the rules of the Missouri Gaming Commission. Missouri Gaming Commission liquor control regulations also include prohibitions on certain intoxicating liquor promotions and a ban on fees accepted for advertising products. Only Class B licensees can obtain a liquor license from the Missouri Gaming Commission. Class B licenses are licenses granted by the Missouri Gaming Commission to allow the holder to conduct gambling games on an excursion gambling boat and to operate an excursion gambling boat. The sale of alcoholic beverages produced at Amerisports at Ameristar Kansas City is subject to licensing, control and regulation by the City of Kansas City, Missouri, Clay County, the State of Missouri and the Division of Alcohol, Tobacco and Firearms of the U.S. Treasury Department.
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
     Substantially all of ACCBI’s material transactions are subject to review and approval by the Iowa Gaming Commission. Written and oral contracts and business arrangements involving a related party or of which the term exceeds three years or the total value in a calendar year exceeds $100,000 are agreements that qualify for submission to and approval by the Iowa Gaming Commission (“Qualifying Agreements”). Qualifying Agreements are limited to: (1) obligations that expense, encumber or lend ACCBI assets to anyone other than a not-for-profit entity or a unit of government for the payment of taxes and utilities; (2) any disposal of ACCBI assets or the provision of goods and services at less than market value to anyone other than a not-for-profit entity or a unit of government; (3) a previously approved Qualifying Agreement, if consideration exceeds the approved amount by the greater of $100,000 or 25%; and (4) any type of contract, regardless of value or term, where a third party provides electronic access to cash or credit for a patron of the facility. Each Qualifying Agreement must be submitted to the Iowa Gaming Commission within 30 days of execution. Iowa Gaming Commission approval must be obtained prior to implementation, unless the Qualifying Agreement contains a written clause stating that the agreement is subject to Iowa Gaming Commission approval. Qualifying Agreements that are ongoing or open-ended need only be submitted on initiation, unless there is a material change in terms or noncompliance with the requirement that consideration be given to the use of Iowa resources, goods and services. Additionally, contracts negotiated between ACCBI and a related party must be accompanied by economic and qualitative justification.
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

     Iowa has a graduated wagering tax equal to 5% of the first $1.0 million of annual adjusted gross receipts, 10% of the next $2.0 million of annual adjusted gross receipts and 22% of annual adjusted gross receipts over $3.0 million for an excursion gambling boat. In addition, the state charges other fees on a per-guest basis. Additionally, ACCBI pays the City of Council Bluffs a fee equal to $0.50 per passenger. Under the Operator’s Contract, ACCBI also pays the Association a graduated fee equal to 5% of the first $30 million of annual adjusted gross receipts, 4% of the next $30 million of annual adjusted gross receipts, 3% of the next $30 million of annual adjusted gross receipts, 2% of the next $30 million of annual adjusted gross receipts and 0.5% of the next $30 million of annual adjusted gross receipts (up to $150 million of annual adjusted gross receipts).
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
     Indiana
     Ameristar conducts its Indiana gaming operations through its indirect wholly owned subsidiary, Ameristar Casino East Chicago, LLC, which owns and operates Ameristar East Chicago in East Chicago, Indiana. The ownership and operation of casino facilities in Indiana are subject to extensive state and local regulation, including primarily the licensing and regulatory control of the Indiana Gaming Commission (the “Commission”). The Commission is given extensive powers and duties for administering, regulating and enforcing riverboat gaming in Indiana.
     Pursuant to the Indiana Riverboat Gaming Act, as amended (the “Indiana Act”), the Commission is authorized to award up to 11 gaming licenses to operate riverboat casinos in the State of Indiana, including five to counties contiguous to Lake Michigan in northern Indiana, five to counties contiguous to the Ohio River in southern Indiana and one to a county contiguous to Patoka Lake in southern Indiana, which was subsequently relocated to French Lick, Indiana. Referenda required by the Indiana Act to authorize the five licenses to be issued for counties contiguous to Lake Michigan have been conducted and gaming has been authorized for the cities of Hammond, East Chicago, and Gary in Lake County, Indiana, and for Michigan City in LaPorte County, Indiana, to the east of Lake County. In April 2007, the Indiana General Assembly enacted legislation that authorized the two horse tracks located in Anderson and Shelbyville, Indiana to install 2,000 slot machines at each facility. The Commission granted each track a five-year gambling game license authorizing the use of such slot machines. The slot operations at the tracks opened in the second quarter of 2008.
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
     Each license entitles the licensee to own and operate one riverboat and gaming equipment as part of a gaming operation. The Indiana Act allows a person to hold up to 100% of up to two individual licenses.
     Each initial owner’s license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Commission that the licensee continues to be eligible for an owner’s license pursuant to the Indiana Act and the rules and regulations adopted thereunder. Ameristar Casino East Chicago, LLC submitted an application for the required annual license renewal for 2008 and such license renewal was approved.
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
     The Commission places special emphasis on the participation of minority business enterprises (“MBEs”) and women business enterprises (“WBEs”) in the riverboat industry. Each licensee is required to submit annually to the Commission a report that includes the total dollar value of contracts awarded for goods and services and the percentage awarded to MBEs and WBEs, respectively. The Commission has previously required licensees to establish goals of expending 10% of the total dollars spent on the majority of goods and services with MBEs and 5% with WBEs. In 2007, the Commission conducted a disparity study entitled “A Disparity Study for the Commission, May 2007” (the “Disparity Study”) to determine whether there existed a gap between the capacity of MBEs and WBEs and the utilization thereof by riverboat casinos in Indiana. The Disparity Study concluded that, with the exception of WBE purchases in the construction area, there was no “disparity.” As a result, the Commission issued Resolution 2007-58 to mandate that, effective as of January 1, 2008, annual goals for expenditures to WBEs for the purchase of construction goods and services shall be set at 10.9%. For expenditures in all other areas, the Commission has taken the position that the capacity percentages set forth in the Disparity Study for MBEs and WBEs, respectively, are goals and targets for which best faith efforts of each licensee are expected. Failure to meet these goals will be scrutinized heavily by the Commission and the Indiana Act authorizes the Commission to suspend, limit or revoke an owner’s gaming license or impose a fine for failure to comply with these guidelines; however, if a determination is made that a licensee has failed to demonstrate compliance with these guidelines, the licensee has 90 days from the date of the determination to comply.

     A licensee may not lease, hypothecate, borrow money against or lend money against an owner’s riverboat gaming license. An ownership interest in an owner’s riverboat gaming license may only be transferred in accordance with the regulations promulgated under the Indiana Act.
     Indiana state law stipulates a graduated wagering tax with a starting tax rate of 15% and a top rate of 40% for adjusted gross receipts in excess of $600,000,000. In addition to the wagering tax, an admissions tax of $3 per admission is assessed. The Indiana Act provides for the suspension or revocation of a license if the wagering and admissions taxes are not timely submitted.
     A licensee may enter into debt transactions that total $1,000,000 or more only with the prior approval of the Commission. Such approval is subject to compliance with requisite procedures and a showing that each person with whom the licensee enters into a debt transaction would be suitable for licensure under the Indiana Act. Unless waived, approval of debt transactions requires consideration by the Commission at two business meetings. The Commission, by resolution, has authorized its Executive Director, subject to subsequent ratification by the Commission, to approve debt transactions after a review of the transaction documents and consultation with the Commission Chair and the Commission’s financial consultant(s).
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
     The Mississippi Act provides for legalized gaming in each of the 14 counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. Currently, gaming is permissible in nine of the 14 eligible counties in the state and gaming operations take place in seven counties. Traditionally, Mississippi law required gaming vessels to be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. Recently, however, the Mississippi legislature amended the Mississippi Act to permit licensees in the three counties along the Gulf Coast to establish land-based casino operations provided that the gaming areas do not extend more than 800 feet beyond the 19-year mean high water line, except in Harrison County, where the 800-foot limit can be extended as far as the southern boundary of Highway 90. In recent years, the Commission has also permitted licensees in approved river counties to conduct gaming operations on permanent structures, provided that the majority of any such structure is located on the river side of the “bank full” line of the Mississippi River.
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
     A Mississippi Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses that may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. ACVI most recently was granted a renewal of its gaming license by the Mississippi Commission on January 25, 2009. This license expires on January 24, 2012.
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
     We may be required to disclose to the Mississippi Commission, upon request, the identities of the holders of our debt or other securities. In addition, under the Mississippi Act, the Mississippi Commission, in its discretion, may require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security if the Mississippi Commission has reason to believe that the holder’s ownership of such debt securities would be inconsistent with the declared policies of the State of Mississippi.
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
     Under the regulations of the Mississippi Commission, a Mississippi Gaming Subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by a security issued by an affiliated company, without the prior approval of the Mississippi Commission. A pledge of the stock of a Mississippi Gaming Subsidiary and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Mississippi Gaming Subsidiary or its holding companies and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Commission for such guarantees, pledges and restrictions in connection with offerings of securities, subject to certain restrictions, but we must obtain separate prior approvals from the Mississippi Commission for pledges and stock restrictions imposed in connection with certain financing transactions. Moreover, the regulations of the Mississippi Commission require us to file a Loan to Licensees Report within 30 days following certain financing transactions and the offering of certain debt securities. If the Mississippi Commission were to deem it appropriate, the Mississippi Commission could order any such transaction rescinded.
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
     Neither we nor any Mississippi Gaming Subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of, or a waiver of such approval by, the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of us and our affiliates. We previously have obtained, or otherwise qualified for, a waiver of foreign gaming approval from the Mississippi Commission for operations in other jurisdictions in which we conduct gaming operations and will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi; provided, however, that such waiver shall be automatically granted under the Mississippi Commission’s regulations in connection with foreign gaming activities (except for internet gaming activities) conducted (1) within the 50 states or any territory of the United States, (2) on board any cruise ship embarking from a port located therein or (3) in any other jurisdiction in which a casino operator’s license or its equivalent is not required in order to legally conduct gaming operations.
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
     The license fee payable to the State of Mississippi is based upon “gaming receipts” (generally defined as gross receipts less payouts to guests as winnings) and the current maximum tax rate imposed is 8% of all gaming receipts in excess of $134,000 per month. The foregoing license fees we pay are allowed as a credit against ACVI’s Mississippi income tax liability for the year paid. The gross revenues fee imposed by the City of Vicksburg equals approximately 4% of gaming receipts.
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
     Ameristar Casino Black Hawk, Inc. (“ACBHI”) holds operator, retail gaming and manufacturer/distributor licenses for Ameristar Casino Black Hawk issued by the Colorado Commission. The Colorado Act requires that applications for renewal of operator, retail gaming and manufacturer/distributor licenses be filed annually with the Commission not less than 120 days prior to the expiration of the current licenses. ACBHI’s current licenses expire on December 16, 2009.
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
     Pursuant to an amendment to the Colorado Constitution (the “Colorado Amendment”), limited stakes gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991. Currently, limited stakes gaming means a maximum single bet of $5 on slot machines and in the card games of blackjack and poker. Due to the passage of a subsequent amendment (Amendment 50) to the Colorado Constitution in November 2008 and a subsequent local referendum in the City of Black Hawk, the maximum single bet will increase to $100, the games of craps and roulette will also be permitted and 24-hour gaming will be allowed, effective July 2, 2009.
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
     The Colorado Constitution provides for a tax on the total amount wagered less all payouts to players at the following annual rates. As a result of the passage of Amendment 50, the rates can only be changed by a statewide vote. With respect to games of poker, the tax is calculated based on the sums wagered that are retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission.
•	0.25% up to and including $2 million of the subject amounts;

•	2% on amounts from $2 million to $5 million;

•	9% on amounts from $5 million to $8 million;

•	11% on amounts from $8 million to $10 million;

•	16% on amounts from $10 million to $13 million; and

•	20% on amounts over $13 million.
     The City of Black Hawk also assesses three monthly device fees that are based on the number of slot machines operated. Those consist of a $62.50 fee per device, a business improvement district device fee of $3.36 per device and a transportation device fee of $6.41 per device.
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
     Ameristar may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On March 22, 2007, the Nevada Commission granted us approval to make public offerings for a period of two years, subject to specified conditions (the “Shelf Approval”). We have filed an application for renewal of the Shelf Approval, which is scheduled to be considered by the Nevada Commission on March 19, 2009. The Shelf Approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering (“Affiliate”). The Shelf Approval also includes approval for CPI to guarantee any security issued by, and to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by, us or an Affiliate in a public offering. The Shelf Approval also includes approval to place restrictions upon the transfer of, and enter into agreements not to encumber the equity securities of, CPI. The Shelf Approval, however, may be rescinded for good cause, without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the investment merits of the securities offered. Any representation to the contrary is unlawful.
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
     Other Regulations
     Our business is subject to various federal, state and local laws and regulations in addition to those discussed above. These laws and regulations include but are not limited to those concerning employees, taxation, zoning and building codes, environmental protection, maritime operations, marketing and advertising, currency transaction reporting and the extension and collection of credit. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations or material differences in interpretations by courts or governmental authorities could adversely affect our business.
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

Item 1A. Risk Factors
     Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.
     Our business has been and may continue to be adversely affected by the economic recession currently being experienced in the United States, as we are highly dependent on discretionary spending by our guests. We are not able to predict the length or severity of the recession. Changes in discretionary consumer spending or consumer preferences brought about by factors such as increased unemployment, significant increases in energy prices such as occurred in the first half of 2008, perceived or actual deterioration in general economic conditions, the current housing crisis, the current credit crisis, bank failures and the potential for additional bank failures, perceived or actual decline in disposable consumer income and wealth, the current global economic recession and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and adversely affect our revenues and cash flow.
     We have substantial debt that may impair our financial condition and restrict our operations.
     We currently have a substantial amount of debt. As of December 31, 2008, our total consolidated debt was $1.65 billion. Under our senior credit facilities, giving effect to an amendment we entered into in March 2009, we are currently required to maintain a senior leverage ratio, calculated as senior debt divided by our consolidated earnings before interest, taxes, depreciation and amortization expense as defined in the senior credit facilities (“EBITDA”), of no more than 5.75:1. The required senior leverage ratio declines to 5.50:1 at June 30, 2010 and declines further thereafter. As of December 31, 2008, our senior leverage ratio was 5.14:1.
     Our outstanding debt and any additional debt we may incur in the future could have important adverse consequences to our business, including:
•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of acceptable financing in the capital markets is limited as is now the case;

•	requiring a substantial portion of our cash flow from operations for the payment of interest and principal on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions, dividends, stock repurchases and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage to less leveraged competitors.
Covenant restrictions under our senior credit facilities may limit our ability to operate our business.
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

Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.
     Our ability to make payments on and refinance our debt and to fund capital expenditures and other corporate requirements depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. In addition, the ability to borrow funds under our senior credit facilities in the future will depend on our satisfying the financial covenants in the agreement governing such facilities. We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available to us under our senior credit facilities in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. Our revolving loan facility matures in 2010 and our term loan facility matures in 2012. We cannot assure you that we will be able to refinance any of our debt on acceptable terms. Any inability to generate sufficient cash flow or refinance our debt on acceptable terms could have a material adverse effect on our financial condition.
Conditions in the financial system and the capital and credit markets may negatively affect our business, results of operations and financial condition.
     The current crisis in the banking system and financial markets has resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets and other adverse conditions for issuers in fixed income and equity markets. Within the past year, these markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit. The market interest rate for debt of companies similar to us has increased substantially in the past several months. While the United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition. We are unable to predict the duration or severity of the current disruption in the capital and credit markets, or its further impact on the larger economy.
     We are subject to the risk of rising interest rates.
     Substantially all of our outstanding debt bears interest at variable rates, although we have entered into interest rate protection agreements expiring in July 2010 with counterparty banks with respect to a majority of our senior debt. If short-term interest rates rise, our interest cost will increase, which will adversely affect our net income and available cash.
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
     Our operating properties are located in jurisdictions that restrict gaming to certain areas or are adjacent to states that prohibit or restrict gaming operations. These restrictions and prohibitions provide substantial benefits to our business and our ability to attract and retain guests. The legalization or expanded legalization or authorization of gaming within or near a market area of one of our properties could result in a significant increase in competition and have a material adverse effect on our business, financial condition and results of operations. Economic difficulties faced by state governments, as well as the increased acceptance of gaming as a leisure activity, could lead to intensified political pressure for the expansion of legalized gaming.
     In 2007, the Kansas legislature enacted a law that authorizes up to four state-owned and operated freestanding casinos and three racetrack slot machine parlors developed and managed by third parties. One casino and one racetrack location are authorized in the greater Kansas City market. The successful bidder for the racetrack license recently surrendered its racing license due to concerns about the tax rate that would apply to its gaming operations, which was substantially higher than the tax rate in Missouri or applicable to Kansas freestanding casinos. The future status of the racetrack license is uncertain. In 2008, several companies submitted applications to develop and manage the freestanding casino, and in September 2008 the Kansas Lottery Commission selected a proposal by a consortium of developers to develop a large land-based casino and entertainment facility at the Kansas Speedway, approximately 24 miles from Ameristar Kansas City. The consortium subsequently withdrew this proposal due to issues regarding financial and project viability, and the Kansas Lottery Commission has announced that it will be accepting new applications for the greater Kansas City casino until April 1, 2009. It is unclear how many qualified bidders will emerge. At this time, the previously successful applicant has announced plans to submit a bid for a significantly scaled-down project. If either or both of the new greater Kansas City facilities open, we will face significant additional competition at Ameristar Kansas City that could have a material adverse effect on the results of operations of that property.
     Our East Chicago property currently competes with seven other casino gaming facilities in the Chicagoland market in Indiana and Illinois, and with one Native American casino in Michigan. The property’s principal competitor is located in Hammond, Indiana, which is closer to and has better access for guests who live in Chicago, Illinois and the Chicago suburbs that are the primary feeder markets for Ameristar East Chicago. The Hammond facility opened a $485 million expansion in July 2008 that has adversely affected our property’s business, particularly table games and poker, and we expect will continue to do so.
     In December 2008, the Illinois Gaming Board awarded the dormant tenth Illinois gaming license to a developer for a property in Des Plaines, Illinois, located approximately 40 miles from Ameristar East Chicago. From time to time, the Illinois legislature has also considered other forms of gaming expansion in the state, including a land-based casino in the City of Chicago, new riverboat casinos, the authorization of slot machines at the existing racetracks and an increase in the number of authorized gaming positions at each of the existing Illinois casinos (which are currently limited to 1,200 positions). If the Des Plaines facility is developed or Illinois otherwise materially expands gaming, particularly in downtown Chicago or the south Chicago suburbs, the additional competition could materially adversely affect the financial performance of Ameristar East Chicago.
     In December 2007, a competitor opened a new casino-hotel in downtown St. Louis, approximately 22 miles from Ameristar St. Charles, and the same competitor is currently developing a second casino facility in southeastern St. Louis County, approximately 30 miles from Ameristar St. Charles. The southeastern St. Louis County facility is expected to open in early to mid-2010. The same operator owns an operating casino in downtown St. Louis that it has indicated it may seek to move to another location in the St. Louis market. The new gaming facility in downtown St. Louis has resulted in significant additional competition for Ameristar St. Charles, and the casino under construction in southeastern St. Louis County is also expected to impact Ameristar St. Charles’ business. In addition, if legislation is enacted in Illinois to permit the operation of slot machines at racetracks, Ameristar St. Charles would face additional competition from the racetrack near East St. Louis, Illinois.
     In Vicksburg, a new $100 million casino-hotel opened in October 2008. The additional competition has adversely affected the financial results of the other casinos in the market, including Ameristar Vicksburg.
     Additionally, in 2005, a $200 million casino development project in Vicksburg received preliminary approval from the Mississippi Gaming Commission, but it is not currently known if or when this development will occur.
     Native American gaming facilities in some instances operate under regulatory and financial requirements that are less stringent than those imposed on state-licensed casinos, which could provide them with a competitive advantage and lead to increased competition in our markets. In December 2007, the NIGC approved the request of the Ponca Tribe of Nebraska to have a five-acre parcel owned by the Tribe in Carter Lake, Iowa, located five miles from Ameristar Council Bluffs, approved for the operation of gaming. In December 2008, in a lawsuit brought by the State of Nebraska and joined by the State of Iowa and the City of Council Bluffs, the federal district court reversed the NIGC’s decision. We believe it is likely the Tribe will file an appeal. If the Tribe is allowed to conduct gaming at this location, the additional competition would adversely affect our Council Bluffs business.
     The entry into our current markets of additional competitors could have a material adverse effect on our business, financial condition and results of operations, particularly if a competitor were to obtain a license to operate a gaming facility in a superior location. Furthermore, increases in the popularity of, and competition from, Internet and other account wagering and gaming services, which allow guests to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could have a material adverse effect on our business, financial condition, operating results and prospects.
Our business has been and may be further adversely affected by legislation prohibiting tobacco smoking.
     Legislation in various forms to ban indoor tobacco smoking has recently been enacted or introduced in many states and local jurisdictions, including many of the jurisdictions in which we operate. Effective January 1, 2008, a Colorado statewide smoking ban was extended to include casino floors. We believe this ban has significantly reduced business volumes in all Colorado gaming markets. In April 2008, voters in the City of Kansas City, Missouri approved a ballot measure, which was subsequently modified by the City Council, that prohibits smoking in most indoor public places within the City, including restaurants, but which contains an exemption for casino floors and 20% of all hotel rooms. One of Ameristar Kansas City’s competitors is not subject to a smoking ban in any form, which we believe has had a negative impact on our business. On July 1, 2008, a statewide indoor smoking ban went into effect in the State of Iowa. The law includes an exemption for casino floors and 20% of all hotel rooms. Several bills have been introduced in the Iowa General Assembly that would either remove the casino floor exemption or further prohibit smoking in indoor public places. Similar bills have been introduced in the Indiana and Missouri General Assemblies. If additional restrictions on smoking are enacted in jurisdictions in which we operate, particularly if such restrictions are applicable to casino floors, our business could be materially adversely affected.
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
     If the jurisdictions in which we operate were to further increase gaming taxes or fees, depending on the magnitude of the increase and any offsetting factors (such as the elimination of the buy-in limit in Missouri that became effective in November 2008), our financial condition and results of operations could be materially adversely affected.
Our business is subject to restrictions and limitations imposed by gaming regulatory authorities that could adversely affect us.
     The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The States of Missouri, Iowa, Indiana, Mississippi, Colorado and Nevada and the applicable local authorities require various licenses, findings of suitability, registrations, permits and approvals to be held by us and our subsidiaries. The Missouri Gaming Commission, the Iowa Racing and Gaming Commission, the Indiana Gaming Commission, the Mississippi Gaming Commission, the Colorado Limited Gaming Control Commission and the Nevada Gaming Commission may, among other things, limit, condition, suspend, revoke or not renew a license or approval to own the stock of any of our Missouri, Iowa, Indiana, Mississippi, Colorado or Nevada subsidiaries, respectively, for any cause deemed reasonable by such licensing authority. Our gaming licenses in Missouri must be renewed every two years, our gaming licenses in Iowa, Indiana and Colorado must be renewed or continued every year, and our gaming license in Mississippi must be renewed every three years. If we violate gaming laws or regulations, substantial fines could be levied against us, our subsidiaries and the persons involved, and we could be forced to forfeit portions of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets could have a material adverse effect on our business, financial condition and results of operations.
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
     Our anticipated costs and construction periods for construction projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects, consultants and contractors. The cost of any construction project undertaken by us may vary significantly from initial expectations, and we may have a limited amount of capital resources to fund cost overruns on any project. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate cash flows from operations or other financing is available. The completion date of any of our construction projects could also differ significantly from initial expectations for construction-related or other reasons. We cannot assure you that any project will be completed on time, if at all, or within established budgets. Significant delays or cost overruns on our construction projects could have a material adverse effect on our business, financial condition and results of operations. We are currently engaged in litigation with the general contractor for our St. Charles hotel project, which was completed later and at a higher cost than originally announced.
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
     Construction Dependent upon Available Financing and Cash Flows from Operations. The availability of funds under our senior credit facilities at any time will be dependent upon, among other factors, the amount of our EBITDA during the preceding four full fiscal quarters. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure you that our future consolidated EBITDA and the resulting availability of operating cash flows or borrowing capacity will be sufficient to allow us to undertake or complete current or future construction projects.
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
     Craig H. Neilsen, our founder and former Chairman of the Board and Chief Executive Officer, died in November 2006. At the time of his death, Mr. Neilsen beneficially owned approximately 56% of our outstanding Common Stock. As a result of his death, these shares passed by operation of law to Mr. Neilsen’s estate (the “Estate”). The co-executors of the Estate are Ray H. Neilsen, our Chairman of the Board, and Gordon R. Kanofsky, our Chief Executive Officer and Vice Chairman of the Board. Craig H. Neilsen’s estate plan provides that 25,000,000 shares of our Common Stock owned by the Estate (or approximately 44% of our shares currently outstanding) will ultimately pass to The Craig H. Neilsen Foundation, a private foundation primarily focused on funding spinal cord injury research and treatment (the “Foundation”). Messrs. Neilsen and Kanofsky serve as the co-trustees of the Foundation, and they also serve on the Foundation’s five-person board of directors. As officers and directors of ACI, executors of the Estate and trustees and directors of the Foundation, Messrs. Neilsen and Kanofsky may be subject to certain conflicts of interest.
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
     Our ability to pay dividends is dependent on a number of factors and is not assured.
     Holders of our Common Stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. From 2004 until the fourth quarter of 2008, we had paid consecutive quarterly dividends, but due to the adverse conditions in the credit markets and general economic deterioration, the Board of Directors did not declare a dividend during the fourth quarter of 2008. The payment of future dividends will depend upon our earnings, economic conditions, liquidity and capital requirements and other factors. Accordingly, we cannot assure you that future dividends will be paid or will be paid at levels that equal or exceed our historical distributions. In addition, our senior credit facilities impose limitations on the amount of dividends we may pay, and the terms of future indebtedness may impose limitations on our ability to pay dividends determined by one or more of the amount of dividends, the satisfaction of certain financial covenants or other conditions.

     A change in control could result in the acceleration of our debt obligations.
     Certain changes in control could result in the acceleration of our senior credit facilities. This acceleration could be triggered in the event the Estate or its beneficiaries, including the Foundation, sells a substantial number of shares of our Common Stock, which they might have to do in order to pay estate tax liabilities or satisfy legal requirements applicable to shareholdings by private foundations. We cannot assure you that we would be able to repay or refinance any indebtedness that is accelerated as a result of a change in control, and this would likely materially adversely affect our financial condition.
Our business may be materially impacted by an act of terrorism or by additional security requirements that may be imposed on us.
     The U.S. Department of Homeland Security has stated that places where large numbers of people congregate, including hotels, are subject to a heightened risk of terrorism. An act or threat of terrorism affecting one of our properties, whether or not covered by insurance, or otherwise affecting the travel and tourism industry in the United States, may have a material adverse effect on our business. Additionally, our business may become subject to increased security measures designed to prevent terrorist acts.
     Our business may be adversely affected by our ability to retain and attract key personnel.
•	We depend on the continued performance of our entire senior executive team. If we lose the services of any of our key executives or our senior property management personnel and cannot replace such persons in a timely manner, it could have an adverse effect on our business.

•	We have experienced and expect to continue to experience strong competition in hiring and retaining qualified property and corporate management personnel, including competition from numerous Native American gaming facilities that are not subject to the same taxation regimes as we are and therefore may be willing and able to pay higher rates of compensation. From time to time, we have a number of vacancies in key corporate and property management positions. If we are unable to successfully recruit and retain qualified management personnel at our properties or at our corporate level, our results of operations could be adversely affected.

•	As we recruit personnel, we expect successful candidates to exhibit a collaborative, communicative and collegial nature. We also employ a high degree of centralization in a highly decentralized industry. We use multi-faceted recruitment, assessment and interviewing approaches that include several levels of interactions and interviews over a period of time. These factors create risk in attracting management personnel in a timely fashion, as well as hiring candidates we expect to be successful in our company.
Adverse weather conditions or natural disasters in the areas in which we operate could have an adverse effect on our results of operations and financial condition.
     Adverse weather conditions, particularly flooding, heavy snowfall and other extreme conditions, as well as natural disasters, can deter our guests from traveling or make it difficult for them to visit our properties. If any of our properties were to experience prolonged adverse weather conditions, or if multiple properties were to simultaneously experience adverse weather conditions, our results of operations and financial condition would be adversely affected.
     We have very limited insurance coverage for earthquake damage at our properties. Several of our properties, particularly Ameristar St. Charles, are located near historically active earthquake faults. In the event one of our properties were to sustain significant damage from an earthquake, our business could be materially adversely affected.
The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.
     The majority of our revenues are attributable to slot machines operated by us at our casinos. It is important, for competitive reasons, that we offer the most popular and up-to-date slot machine games with the latest technology to our guests.
     We believe that a substantial majority of the slot machines sold in the U.S. in 2008 were manufactured by a few companies. In addition, we believe that one company in particular provided a majority of all slot machines sold in the U.S. in 2008.
     In recent years, the prices of new slot machines have escalated faster than the rate of inflation.

Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine.
     For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than our costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participating lease costs, it could hurt our profitability.
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
     The loss of a riverboat or barge facility from service for any period of time likely would adversely affect our operating results and borrowing capacity under our long-term debt facilities in an amount that we are unable to reasonably estimate. It could also result in the occurrence of an event of a default under our senior credit facilities.
     We are subject to non-gaming regulation.
     We are subject to certain federal, state and local environmental laws, regulations and ordinances that apply to non-gaming businesses generally, including the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Under various federal, state and local laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. We have not identified any issues associated with our properties that could reasonably be expected to have an adverse effect on us or the results of our operations. However, certain of our properties are located in industrial areas or were used for industrial purposes for many years. As a consequence, it is possible that historical or neighboring activities have affected one or more of our properties and that, as a result, environmental issues could arise in the future, the precise nature of which we cannot now predict. We do not have environmental liability insurance to cover most such events, and the environmental liability insurance coverage we maintain to cover certain events has significant limitations and exclusions. In addition, if we discover any significant environmental contamination affecting any of our properties, we could face material remediation costs or additional development costs for future expansion activities.
     Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. U.S. Treasury Department regulations also require us to report certain suspicious activity, including any transaction that exceeds $5,000 if we know, suspect or have reason to believe that the transaction involves funds from illegal activity or is designed to evade federal regulations or reporting requirements. Substantial penalties can be imposed against us if we fail to comply with these regulations.
     Our casino riverboat and barge vessels must comply with certain federal and state laws and regulations with respect to boat design, on-board facilities, equipment, personnel and safety. In addition, we are required to have third parties periodically inspect and certify our casino barges for stability and single compartment flooding integrity. Our casino barges also must meet local fire safety standards. We would incur additional costs if any of our gaming facilities were not in compliance with one or more of these regulations.
     We are also subject to a variety of other federal, state and local laws and regulations, including those relating to zoning, construction, land use, employment, advertising and the sale of alcoholic beverages. If we are not in compliance with these laws and regulations, it could have a material adverse effect on our business, financial condition and results of operations.
     The imposition of a substantial penalty or the loss of service of a gaming facility for a significant period of time could have a material adverse effect on our business.
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
     Ameristar East Chicago. Ameristar East Chicago is located on a 28-acre site in East Chicago, Indiana, approximately 25 miles from downtown Chicago, Illinois. We lease the site from the City of East Chicago under a ground lease that expires (after giving effect to our renewal options) in 2086. We own the casino vessel, hotel and other improvements on the site.
     Ameristar Vicksburg. Ameristar Vicksburg is located on two parcels, totaling approximately 50 acres, that we own in Vicksburg, Mississippi on either side of Washington Street near Interstate 20. We own or lease various other properties in the vicinity that are not part of our facility, including a service station and convenience store and a recreational vehicle park that we operate.
     Ameristar Black Hawk. Ameristar Black Hawk is located on a site of approximately 5.7 acres that we own on the north side of Colorado Highway 119 in Black Hawk, Colorado. We own or lease various other properties in the vicinity that are not part of our facility, including approximately 100 acres of largely hillside land across Richman Street from the casino site, portions of which are currently used for overflow parking and administrative offices.
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
Item 3. Legal Proceedings
     St. Charles Hotel Project Construction Litigation. In November 2005, ACSCI entered into a contract (the “Contract”) with Walton Construction Company, L.L.C. (“Walton”), pursuant to which Walton was to provide general contracting and construction management services for the construction of the 397-suite hotel and related amenities at Ameristar St. Charles. The Contract provides for payment of the actual cost of the work subject to a guaranteed maximum price (“GMP”).
     The original Contract completion date was November 12, 2007 and that date was extended to December 7, 2007 by written amendment in March 2007. While we were able to open the hotel facility in stages as it was being completed in the first half of 2008 in order to mitigate damages from the delay, the project was not substantially completed until June 2008. After the March 2007 amendment, Walton asserted various claims for additional compensation, in excess of the agreed-upon GMP, based on alleged changes to the Contract scope of work and asserted delays and other impacts to the completion of the project. We reviewed and rejected many of these claims, but did accept others and issued appropriate change orders to Walton. The current GMP, as agreed to by us, is slightly less than $201 million.
     On June 20, 2008, Walton filed a mechanic’s lien against the St. Charles property. In addition, on that same day, Walton filed suit in the Circuit Court of St. Charles County, Missouri seeking recovery of the amounts included in its mechanic’s lien. Walton also has sought interest on unpaid amounts pursuant to the Missouri Prompt Pay Act, which imposes 1.5% per month interest on amounts that are not paid pursuant to the terms of an enforceable contract and permits recovery of attorneys’ fees by the “prevailing party” in the dispute.
     Walton’s lawsuit and lien essentially claim that the GMP ought to be increased to approximately $224.5 million, with the increase representing certain amounts allegedly due to subcontractors for work performed as well as amounts claimed by Walton for its own management, supervision and general conditions. Since the filing of the lien and lawsuit, we have been working to resolve the various claims for subcontractor work directly with the affected subcontractors. We currently expect that these efforts will result in our making a total contract expenditure (inclusive of amounts previously paid to Walton pursuant to the GMP and amounts paid directly to subcontractors) of approximately $201 million. We believe that the additional amounts claimed by Walton in its lawsuit (approximately $23 million) primarily relate to the claims that Walton has asserted for its own extended general conditions, added contingency and other costs for its own account. All those claims will remain disputed and contested by Ameristar. We have also filed a counterclaim against Walton seeking damages in excess of $5 million based on the delay in completion of the project and defective and deficient work by Walton.
     We intend to vigorously defend against Walton’s claims and assert our own claims. The litigation is currently in the discovery stage.
     In addition to Walton’s mechanic’s lien, certain subcontractors to Walton have filed mechanic’s liens against the St. Charles property, and some also filed suit to foreclose on such liens. As we settle claims directly with various subcontractors, we expect that a number of these liens and lawsuits will be dismissed.
     East Chicago Local Development Agreement Litigation. In 1994, Showboat Casino Marina Partnership (“Showboat”), the original owner of our East Chicago casino property, entered into a local development agreement (the “LDA”), agreeing to pay 3.75% of its adjusted gross receipts (“AGR”) for local economic development purposes. The payments were to be made: (a) 1% to the City of East Chicago (the “City”); (b) 1% each to two separate community non-profit foundations, which subsequently merged with each other (the “Foundation”); and (c) 0.75% to East Chicago Second Century, Inc., a for-profit Indiana corporation formed by Showboat to pursue local economic development (“Second Century”). In 1999, Showboat sold the property to an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). During the entire period that Showboat and Harrah’s owned the property, they paid 3.75% of their AGR to these entities. In April 2005, RIH

Acquisitions IN, LLC (“RIH”) (now known as “Ameristar Casino East Chicago, LLC”) purchased the property from Harrah’s. Shortly before that time, the City began to assert a right to all of the LDA funds.
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
     After we acquired RIH on September 18, 2007, in accordance with the purchase agreement, RIH opened a new separate interest-bearing bank account under our federal tax identification number and transferred the entire balance in the former separate account to this new account. RIH has continued to deposit 0.75% of its AGR into this account. As of February 28, 2009, this account had a balance of approximately $6.7 million.
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
     Second Century moved for partial summary judgment against RIH, seeking rulings that RIH is in breach of the LDA and that its failure to pay the LDA funds to Second Century amounts to criminal conversion (which would entitle Second Century to treble damages and its attorneys’ fees). In January 2008, ACI and RIH filed a response opposing the motion for summary judgment and seeking summary judgment in favor of RIH on both the contract and conversion claims. The City also filed a brief in opposition to Second Century’s motion for partial summary judgment. On September 4, 2008, the court issued an amended order granting summary judgment in favor of ACI and RIH and denying summary judgment in favor of Second Century on Second Century’s conversion claim. The court denied each party’s motion for summary judgment on Second Century’s breach of contract claim. The court entered a final judgment on the conversion claim on October 23, 2008. Second Century filed a motion to reconsider the court’s order directing entry of final judgment, which the court denied on January 27, 2009.
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
     East Chicago Property Tax Litigation. On April 10, 2008, ACI and its wholly owned subsidiary, Ameristar East Chicago Holdings, LLC (“AECH”), filed a complaint for fraud, equitable fraud, breach of contract, intentional breach of contract and indemnity against Resorts International Holdings, LLC, a Delaware limited liability company (“Resorts”), in the Delaware Court of Chancery. The complaint alleges that Resorts intentionally misrepresented and concealed from ACI and AECH that Resorts had received notice of an unexpected 248% increase in the tax assessor’s assessed value of the Resorts East Chicago real property improvements for 2006 after ACI had entered into the purchase agreement with Resorts to acquire the ownership interest in Resorts East Chicago and prior to the closing of the acquisition. The complaint further alleges that, knowing the property tax liability relating to the real property improvements would likewise increase dramatically, Resorts kept this information secret from ACI and AECH, thereby breaching representations, warranties and covenants in the purchase agreement. The complaint seeks damages in an amount to be established at trial and other relief. The litigation is currently in the discovery stage.
     Separately, on December 2, 2008, we filed petitions for review of the 2006 and 2007 real property tax assessments with the Indiana Board of Tax Review, which are currently pending.
     From time to time, we are a party to other litigation, most of which arises in the ordinary course of business. We are not currently a party to any litigation that management believes would be likely to have a material impact on our financial position, results of operations or cash flows.
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

2008	High	Low
First Quarter	$27.92	$17.24
Second Quarter	19.52	13.66
Third Quarter	17.94	11.18
Fourth Quarter	14.67	4.64

2007
First Quarter	$34.73	$28.45
Second Quarter	36.03	28.82
Third Quarter	38.00	24.25
Fourth Quarter	32.87	24.46
     (b) Holders
     As of March 10, 2009, there were approximately 257 holders of record of our Common Stock.
     (c) Dividends
     Due to adverse conditions in the credit markets that made it difficult to refinance on acceptable terms a portion of our senior debt to improve our senior leverage ratio, our Board of Directors did not declare a dividend during the fourth quarter of 2008. Prior to the fourth quarter of 2008, we had paid consecutive quarterly dividends on our Common Stock since 2004. The payment of future dividends will depend upon our earnings, economic conditions, liquidity and capital requirements and other factors.
     In 2008, we paid three quarterly cash dividends of $0.105 per share on our Common Stock, for an annual total of $0.315 per share. In 2007, we paid four quarterly cash dividends of $0.1025 per share, for an annual total of $0.41 per share.
     Our senior credit facilities obligate us to comply with certain covenants that place limitations on the payment of dividends. In March 2009, our senior credit facilities were amended to reduce permitted annual dividends from $40.0 million to $30.0 million beginning with the year ending December 31, 2009, with any unused portion of such amount permitted to be carried over to future years. For the years ended December 31, 2008 and 2007, we paid dividends totaling $18.0 million and $23.4 million, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Note 5 — Long-term debt” of Notes to Consolidated Financial Statements.

Item 6.	Selected Financial Data
     The following data have been derived from our audited consolidated financial statements and should be read in conjunction with those statements, certain of which are included in this Report.
AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in Thousands, Except Per Share Data)
STATEMENT OF OPERATIONS DATA (1):
REVENUES:
Casino	$1,296,806	$1,083,380	$1,008,311	$974,178	$856,901
Food and beverage	156,987	136,471	131,795	125,918	114,010
Rooms	56,024	30,844	27,972	25,355	26,082
Other	38,491	30,387	29,082	26,041	23,166

	1,548,308	1,281,082	1,197,160	1,151,492	1,020,159
Less: Promotional allowances	(280,406)	(200,559)	(196,862)	(190,134)	(165,461)

Net revenues	1,267,902	1,080,523	1,000,298	961,358	854,698

OPERATING EXPENSES:
Casino	604,747	478,504	439,101	431,101	379,909
Food and beverage	74,650	70,439	68,744	66,299	63,758
Rooms	11,221	9,341	6,780	6,454	6,565
Other	21,154	19,157	18,749	16,503	13,687
Selling, general and administrative (2)	265,622	229,801	200,588	186,050	157,907
Depreciation and amortization	105,895	94,810	93,889	85,366	73,236
Impairment loss on assets	315,531	4,758	931	869	174

Total operating expenses	1,398,820	906,810	828,782	792,642	695,236

(LOSS) INCOME FROM OPERATIONS	(130,918)	173,713	171,516	168,716	159,462

OTHER INCOME (EXPENSE):
Interest income	774	2,113	2,746	830	245
Interest expense, net of capitalized interest	(76,639)	(57,742)	(50,291)	(60,913)	(57,003)
Loss on early retirement of debt	—	—	(26,264)	(2,074)	(923)
Net (loss) gain on disposition of assets	(683)	(1,408)	683	(1,576)	(904)
Other	(3,404)	(178)	—	(79)	—

(Loss) income before income tax (benefit) provision	(210,870)	116,498	98,390	104,904	100,877
Income tax (benefit) provision	(80,198)	47,065	38,825	38,619	38,898

NET (LOSS) INCOME	$(130,672)	$69,433	$59,565	$66,285	$61,979

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA
(continued)

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in Thousands, Except Per Share Data)
STATEMENT OF OPERATIONS DATA (CONTINUED):

(LOSS) EARNINGS PER SHARE:
Basic	$(2.28)	$1.22	$1.06	$1.19	$1.15

Diluted	$(2.28)	$1.19	$1.04	$1.16	$1.11

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	57,191	57,052	56,155	55,664	54,114

Diluted	57,191	58,322	57,327	57,127	55,653

	December 31,
	2008	2007	2006	2005	2004
	(Amounts in Thousands)
BALANCE SHEET AND OTHER DATA:
Cash and cash equivalents	$73,726	$98,498	$101,140	$106,145	$86,523
Total assets	2,225,238	2,412,096	1,541,475	1,383,986	1,315,469
Total long-term debt, net of current maturities	1,643,997	1,641,615	878,668	776,029	761,799
Stockholders’ equity (3)	338,780	503,126	434,164	383,710	321,300
Capital expenditures	241,826	277,312	249,123	177,789	89,633

(1)	We acquired Ameristar East Chicago on September 18, 2007 and Ameristar Black Hawk on December 21, 2004, and the operating results from the two properties are included only from their respective acquisition dates.

(2)	Effective January 1, 2006, we adopted SFAS No. 123(R), requiring that compensation cost relating to stock-based payment transactions be recognized in the financial statements. For the years ended December 31, 2008, 2007 and 2006, stock-based compensation expense totaled $10.6 million, $12.0 million and $7.8 million, respectively, and was reflected in selling, general and administrative expenses in the consolidated statements of operations.

(3)	Dividends of $18.0 million, $23.4 million, $21.1 million, $17.4 million and $13.6 million were paid in 2008, 2007, 2006, 2005 and 2004, respectively. The annual dividend per share was $0.315 in 2008, $0.41 in 2007, $0.375 in 2006, $0.3125 in 2005 and $0.25 in 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in this Report. The information in this section and in this Report generally includes forward-looking statements. See “Item 1A. Risk Factors.”
Overview
     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with eight properties in operation in Missouri, Iowa, Indiana, Mississippi, Colorado and Nevada. Our portfolio of casinos consists of: Ameristar Casino Resort Spa St. Charles (serving greater St. Louis, Missouri); Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area); Ameristar Casino Hotel Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Casino Hotel East Chicago (serving the Chicagoland area); Ameristar Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Casino Black Hawk (serving the Denver, Colorado metropolitan area); and Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest).
     We acquired Ameristar East Chicago (formerly Resorts East Chicago) on September 18, 2007, and its operating results are included only from the acquisition date.
     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those patrons spend per visit. Management uses various metrics to evaluate these factors. Key metrics include:
•	“Slots handle"/“Table games drop” — measurements of gaming volume;

•	“Win"/“Hold” percentages — the percentage of handle or drop that is won by the casino and recorded as casino revenue;

•	“Hotel occupancy rate” — the average percentage of available hotel rooms occupied during a period;

•	“Average daily room rate” — the average price of occupied hotel rooms per day;

•	“REVPAR” — the revenue per available room is a summary measure of hotel results that combines average daily room rate and hotel occupancy rate;

•	“Market share” — the share of gross gaming revenues in each of our markets other than Jackpot and our share of gaming devices in the Jackpot market (Nevada does not publish separate gaming revenue statistics for this market);

•	“Fair share percentage” — a percentage of gross gaming revenues based on the number of gaming positions relative to the total gaming positions in the market; and

•	“Win per patron” — the amount of gaming revenues generated per patron who enters our casinos in jurisdictions that record this information.
     Our operating results may be affected by, among other things, competitive factors, gaming tax increases, the commencement of new gaming operations, charges associated with debt refinancing or property acquisition and disposition transactions, construction at existing facilities, general public sentiment regarding travel, overall economic conditions affecting the disposable income of our patrons and weather conditions affecting our properties. We may experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Historically, our fourth quarter is weaker than other periods due mostly to the combined effects of inclement weather and guest visitation and spending patterns between the Thanksgiving and Christmas holidays. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

The following significant factors and trends should be considered in analyzing our operating performance:
•	General Economic Conditions; Colorado Smoking Ban Impact. The economic recession continues to adversely impact the gaming industry and our Company. We believe our guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the credit, investment and housing markets. On a same-store basis (i.e., excluding Ameristar East Chicago), our consolidated net revenues and operating income for the year ended December 31, 2008 declined 2.2% and 8.4%, respectively, from the prior year. In addition, high fuel costs earlier in 2008 appeared to deter potential guests from traveling, especially within our more geographically dispersed markets. For the year ended December 31, 2008, gross gaming revenues for the Black Hawk, Jackpot and Vicksburg markets contracted 12.5%, 5.8% and 1.2%, respectively, when compared to 2007. In addition to the general downturn in the economy and increased fuel prices, we believe the Black Hawk market was materially negatively affected by a statewide smoking ban that became effective for casinos on January 1, 2008.

•	Missouri and Colorado Regulatory Reforms. On November 4, 2008, voters in Missouri and Colorado approved ballot initiatives that are expected to favorably impact Ameristar properties in those states. In Missouri, voters approved Proposition A, which eliminated the $500 buy-in limit and the requirement for all casino guests to use player identification and tracking cards. Proposition A also raised taxes on gross gaming receipts from 20% to 21% and placed a moratorium on the issuance of new gaming licenses (except for one facility in South St. Louis County that was under construction at the time of the passage of Proposition A). Proposition A became effective immediately, and we implemented its operational enhancements on November 7, 2008 following receipt of regulatory approval. In Colorado, voters approved Amendment 50, which authorized each of the three towns in Colorado in which casinos operate to hold a local referendum asking voters to allow casinos to extend hours of operation from 18 hours daily to up to 24 hours daily, increase bet limits from $5 to up to $100 and add roulette and craps. The measure also provides that gaming tax rates can be raised only after a statewide voter referendum, as is required to increase other taxes in Colorado. In January 2009, the City of Black Hawk passed the local referendum, and the provisions of Amendment 50 will go into effect on July 2, 2009. We believe these regulatory changes will allow us to more effectively market our properties to all guests. During the year ended December 31, 2008, ballot initiative costs for Missouri and Colorado totaled $7.6 million and $2.1 million, respectively.

•	Cost Efficiencies. In August 2008, we began to implement a strategic plan to improve efficiencies and reduce our cost structure as weak economic conditions continued to adversely impact business volumes. As part of this plan, we reduced our workforce costs through position eliminations, adjusting staffing practices and attrition. We also restructured the organization of our property and corporate management teams to be more efficient and streamlined. Actions taken to date are expected to produce annualized savings of approximately $45 million. For the year ended December 31, 2008, severance charges increased $5.9 million over the prior year mostly as a result of the workforce reductions that occurred in the latter part of 2008. Our strategic plan includes the continuous review of our operations, including exploring ways we can operate more efficiently and decrease our costs to enhance margins.

•	Ameristar East Chicago Intangible Asset Impairment. In 2008, we recorded a total of $314.5 million ($186.2 million on an after-tax basis) in non-cash impairment charges relating to the goodwill and gaming license acquired in the purchase of Ameristar East Chicago. The reduction in the value of these intangible assets was attributable to the significant deterioration of the debt and equity capital markets, as well as a lowering of our growth assumptions for the property to reflect its current operating performance (relative to our assumptions at the time of acquisition) and the decline in general economic conditions.

•	Promotional Spending. Financial results for the second and third quarters of 2008 were adversely impacted by a significant increase in promotional spending. During the third quarter of 2008, same-store promotional allowances increased 22.9% over the prior-year third quarter as a result of an aggressive companywide marketing program designed to capture profitable incremental revenue and our efforts to introduce gaming guests to the new hotel and spa in St. Charles mentioned below. The marketing program to capture profitable incremental revenue was ineffective in the current economic environment, and as a result we began to curtail promotional spending commencing in the third quarter. We had more significant reductions in the fourth quarter of 2008 as promotional spending decreased $12.4 million from the third quarter of 2008.

•	Ameristar St. Charles. The St. Charles property’s 2008 annual net revenues increased $5.7 million over the 2007 net revenues, primarily as a result of the new hotel, offset by weakening economic conditions. However, operating income decreased $4.5 million from the prior year due to the higher costs associated with operating the hotel and related amenities, increased depreciation expense and the increased competition from a new casino-hotel that opened in the market in the fourth quarter of 2007. We believe our new hotel has helped counteract the negative impact of the increased competition, but the weak economy has constrained the short-term growth we expected from it.

•	Ameristar Vicksburg. We substantially completed the casino expansion and the new 1,000-space parking garage at our Vicksburg property in May 2008. Since the opening of the garage and casino expansion, a new VIP lounge was completed in July and two additional restaurants were opened in September. As a result of these projects, we further strengthened our dominant market share position. However, on October 28, 2008, a new competitor opened a $100 million casino-hotel in Vicksburg. The additional competition has adversely affected the financial performance of Ameristar Vicksburg and the other facilities operating in the market. Our market share declined 6.4 percentage points, from 51.3% in the third quarter of 2008 to 44.9% in the fourth quarter. In 2007, our fourth quarter market share was 44.6%.

•	Ameristar East Chicago. We rebranded our East Chicago property to “Ameristar” in June 2008, following the completion of a number of enhancements to the property. The total cost of the rebranding renovations and related promotional and other expenses was approximately $30 million, of which approximately $5 million was expensed in 2008. Our market share was negatively impacted by the opening of a $485 million expansion of our primary competitor in July 2008.

•	Debt and Interest Expense. At December 31, 2008 and 2007, total debt was $1.65 billion. Net borrowings totaled $2.5 million during the year ended December 31, 2008. To date in 2009, we have borrowed an additional $19.0 million under our revolving loan facility. In March 2009, we amended our senior credit facilities to increase the maximum permitted leverage ratio and senior leverage ratio (both as defined in the senior credit facilities) for our fiscal quarters ending on and after March 31, 2009. During 2008, net interest expense increased 32.7% from 2007, due primarily to a higher debt balance following our financing of the Ameristar East Chicago acquisition and the cessation of interest capitalization associated with the St. Charles hotel and Vicksburg expansion projects. Effective July 18, 2008, we entered into a two-year interest rate swap agreement with a commercial bank to add stability to interest expense and manage our exposure to interest rate movements on our variable-rate debt. The interest rate swap effectively fixes the annual interest rate on $500.0 million of LIBOR-based borrowings under our senior revolving loan facility at 3.1975% plus the applicable margin, which is currently 3.00%. On October 9, 2008, we entered into a similar interest rate swap transaction with another commercial bank that effectively fixes the annual interest rate on an additional $600.0 million of our revolving debt at 2.98% plus the applicable margin. This swap transaction has an effective date of October 20, 2008 and terminates on July 19, 2010. We now have $1.1 billion of our variable rate debt hedged until July 2010 at a weighted-average fixed rate of 3.08% plus the applicable margin. The March 2009 amendment to our senior credit facilities increased our interest rate add-on by 125 basis points. Accordingly, we expect a significant increase in interest expense in 2009 compared to 2008. (For more information on the March 2009 amendments to our senior credit facilities, see “Note 5 — Long-term debt” of Notes to Consolidated Financial Statements).

Results of Operations
Selected Financial Measures by Property
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:

	Years ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Consolidated Cash Flow Information:
Net cash provided by operating activities	$239,501	$202,746	$169,538

Net cash used in investing activities	$(249,824)	$(954,287)	$(237,681)

Net cash (used in) provided by financing activities	$(14,449)	$748,899	$63,138

Net Revenues:
Ameristar St. Charles	$289,793	$284,106	$284,841
Ameristar Kansas City	239,964	249,716	252,991
Ameristar Council Bluffs	174,778	178,349	181,840
Ameristar East Chicago (1)	282,866	73,605	—
Ameristar Vicksburg	133,204	130,498	135,236
Ameristar Black Hawk	79,883	91,050	76,692
Jackpot Properties	67,414	73,199	68,698

Consolidated net revenues	$1,267,902	$1,080,523	$1,000,298

Operating Income (Loss):
Ameristar St. Charles	$60,260	$64,743	$64,842
Ameristar Kansas City	50,082	50,092	47,625
Ameristar Council Bluffs	50,710	49,692	50,950
Ameristar East Chicago (1) (2)	(285,101)	5,360	—
Ameristar Vicksburg	36,564	40,586	43,630
Ameristar Black Hawk	10,993	17,019	7,555
Jackpot Properties	11,799	13,926	12,812
Corporate and other	(66,225)	(67,705)	(55,898)

Consolidated operating (loss) income (2)	$(130,918)	$173,713	$171,516

Operating Income (Loss) Margins:
Ameristar St. Charles	20.8%	22.8%	22.8%
Ameristar Kansas City	20.9%	20.1%	18.8%
Ameristar Council Bluffs	29.0%	27.9%	28.0%
Ameristar East Chicago (1) (2)	(100.8)%	7.3%	—
Ameristar Vicksburg	27.4%	31.1%	32.3%
Ameristar Black Hawk	13.8%	18.7%	9.9%
Jackpot Properties	17.5%	19.0%	18.6%
Consolidated operating (loss) income margin (2)	(10.3)%	16.1%	17.1%

(1)	We acquired Ameristar East Chicago on September 18, 2007, and its operating results are included only from the acquisition date.

(2)	For the year ended December 31, 2008, operating income and operating income margin were adversely impacted by $314.5 million in impairment charges related to Ameristar East Chicago intangible assets.

     The following table presents detail of our net revenues:

	Years ended December 31,
	2008	2007	2006
	(Amounts in Thousands)
Casino Revenues:
Slots	$1,140,383	$963,137	$897,728
Table games	156,423	120,243	110,583

Casino revenues	1,296,806	1,083,380	1,008,311

Non-Casino Revenues:
Food and beverage	156,987	136,471	131,795
Rooms	56,024	30,844	27,972
Other	38,491	30,387	29,082

Non-casino revenues	251,502	197,702	188,849

	1,548,308	1,281,082	1,197,160
Less: Promotional Allowances	(280,406)	(200,559)	(196,862)

Total Net Revenues	$1,267,902	$1,080,523	$1,000,298

     Year Ended December 31, 2008 Versus Year Ended December 31, 2007
     Net Revenues
     Consolidated net revenues for the year ended December 31, 2008 increased $187.4 million (17.3%) over 2007. Excluding Ameristar East Chicago (which was acquired on September 18, 2007), 2008 same-store net revenues declined $21.9 million (2.2%) from 2007. Improvements in year-over-year net revenues at our expanded Vicksburg and St. Charles properties were more than offset by net revenue declines at each of the other properties when compared to 2007, primarily as a result of the poor economic conditions as well as high fuel prices in the first half of 2008. Our Vicksburg property’s net revenue improvement was mostly due to the completion of the expansion and Ameristar St. Charles benefited from the new hotel and amenities. We believe Ameristar Black Hawk’s 12.3% decline in net revenues from 2007 was mostly attributable to the statewide smoking ban that became effective for casinos on January 1, 2008, in addition to the poor economic conditions and high fuel prices.
     Consolidated casino revenues for 2008 increased $213.4 million over the prior year. In 2008, same-store casino revenues decreased $14.9 million from 2007. All our properties, except recently expanded Ameristar Vicksburg, posted casino revenue declines compared to 2007, primarily as a result of the factors indicated above.
     For the year ended December 31, 2008, an increase of $79.8 million (39.8%) in promotional allowances over 2007 was mostly attributable to an increase of $47.4 million in promotional allowances at East Chicago, the aggressive marketing campaign at all our properties earlier in 2008 and the increased promotional spending related to the new hotel in St. Charles. For 2008 and 2007, promotional allowances as a percentage of casino revenues were 21.6% and 18.5%, respectively.
     Operating (Loss) Income
     Consolidated operating loss for the 2008 fiscal year was $130.9 million, compared to $173.7 million of consolidated operating income reported in 2007. The 2008 operating expenses were adversely impacted by $314.5 in impairment charges for intangible assets at Ameristar East Chicago, $9.7 million of costs related to the Missouri and Colorado ballot initiative campaigns and $8.0 million of pre-opening and rebranding expenses. For the year ended December 31, 2007, consolidated operating income and the related margin were negatively impacted by $4.5 million in impairment losses relating to discontinued expansion projects, $2.8 million in St. Charles hotel pre-opening expenses and $2.1 million in costs associated with the acquisition, integration and rebranding of the East Chicago property. On a same-store basis, consolidated operating income declined $14.2 million (8.4%) from 2007 and consolidated operating income margin decreased 1.0 percentage point, from 16.7% in 2007 to 15.7% in 2008. We believe the decline in same-store operating income and the related margin mostly resulted from the impact of the weakening economy on our gaming revenues, the ballot initiative costs, higher promotional spending and the increase in severance charges.

     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Years ended December 31,
	2008	2007
	(Dollars in Thousands)

Interest cost	$90,730	$77,621
Less: Capitalized interest	(14,091)	(19,879)

Interest expense, net	$76,639	$57,742

Cash paid for interest, net of amounts capitalized	$66,618	$52,313

Weighted-average total debt balance outstanding	$1,637,795	$1,107,234

Weighted-average interest rate	5.4%	6.9%

     For the year ended December 31, 2008, consolidated interest expense, net of amounts capitalized, increased $18.9 million (32.7%) from 2007. The increase was due primarily to the greater weighted-average total debt outstanding principally related to the acquisition of the East Chicago property in the third quarter of 2007 and the cessation of capitalized interest associated with the St. Charles hotel and Vicksburg expansion projects in 2008. The increase in outstanding debt was offset slightly by a 1.5 percentage-point decrease in the weighted-average annual interest rate.
     Income Tax Expense
     The income tax benefit was $80.2 million for the year ended December 31, 2008, as compared to a provision of $47.1 million for 2007. For 2008 and 2007, our effective income tax rates were 38.0% and 40.4%, respectively. Excluding the impact of the intangible asset impairments at Ameristar East Chicago, the effective tax rate for the year ended December 31, 2008 would have been 46.2%, representing a 5.8 percentage-point increase over the effective tax rate for 2007. This increase was mostly attributable to the impact of a full year of Indiana gaming taxes, which are not deductible for state income tax purposes.
     Net Income
     For the years ended December 31, 2008 and 2007, we reported a net loss of $130.7 million and net income of $69.4 million, respectively. The decrease is primarily due to the $314.5 million East Chicago impairment charges and the declines in same-store revenues and operating margins as discussed above. The impairment charges adversely affected net income by $186.2 million. Diluted loss per share was $2.28 for 2008, compared to earnings per share of $1.19 in the prior year. The impairment charges adversely affected diluted earnings per share by $3.26 for the year ended December 31, 2008.

     Year Ended December 31, 2007 Versus Year Ended December 31, 2006
     Net Revenues
     Consolidated net revenues for the year ended December 31, 2007 increased $80.2 million (8.0%) over 2006. The increase was primarily attributable to East Chicago’s contribution of $73.6 million in net revenues following its September 18, 2007 acquisition. Additionally, our Black Hawk and Jackpot properties increased net revenues by 18.7% and 6.6%, respectively, over the prior year. In 2007, slot revenues increased $4.8 million at the Jackpot properties and our Black Hawk property benefited from a full year of operating results following its April 2006 rebranding. In addition, the Black Hawk property benefited from reduced construction disruption following the completion of the initial phase of our expansion activities in the first quarter of 2006. The increases were partially offset by decreases from 2006 net revenues at our Vicksburg, Council Bluffs and Kansas City properties. Ameristar Vicksburg’s 3.5% decline in net revenues was mostly attributable to the business recapture by the Gulf Coast casinos that continued throughout 2007, significant construction-related disruption at the property and general economic weakness in the region. In Council Bluffs, net revenues decreased 1.9% from 2006 primarily due to the opening of a competitor’s expanded and rebranded property in the first quarter of 2006 and the softer market conditions.
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
     Operating Income
     In 2007, consolidated operating income increased $2.2 million (1.3%) over 2006, while consolidated operating income margin decreased by 1.0 percentage point from the prior year. The growth in operating income was substantially attributable to Ameristar Black Hawk’s strong financial performance and East Chicago’s contribution of $5.4 million. For the year ended December 31, 2007, consolidated operating income and the related margin were negatively impacted by a $3.9 million increase in impairment losses relating to discontinued expansion projects, $2.8 million in St. Charles hotel pre-opening expenses and $2.1 million in costs associated with the acquisition, integration and rebranding of the East Chicago property. Consolidated operating income was also adversely affected by stock-based compensation expense, which increased from $7.8 million in 2006 to $12.0 million in 2007. Additionally, 2007 consolidated operating income was negatively impacted by $1.5 million of additional property tax expense in the fourth quarter of 2007 for the East Chicago property, which was the result of a significant increase in the assessed valuation of the real property issued by the county assessor in July 2007. On December 2, 2008, we filed petitions for review of the 2006 and 2007 real property tax assessments with the Indiana Board of Tax Review, which are currently pending.
     The 2006 financial results included $1.7 million of costs related to the Ameristar Black Hawk rebranding.
     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Years ended December 31,
	2007	2006
	(Dollars in Thousands)

Interest cost	$77,621	$58,411
Less: Capitalized interest	(19,879)	(8,120)

Interest expense, net	$57,742	$50,291

	Years ended December 31,
	2007	2006
	(Dollars in Thousands)

Cash paid for interest, net of amounts capitalized	$52,313	$65,675

Weighted-average total debt balance outstanding	$1,107,234	$838,256

Weighted-average interest rate	6.9%	6.8%

     For the year ended December 31, 2007, consolidated interest expense, net of amounts capitalized, increased $7.5 million (14.8%) from 2006. The increase is due primarily to higher weighted-average total debt outstanding and a higher average interest rate following our September 2007 acquisition of Ameristar East Chicago.
     Income Tax Expense
     Our effective income tax rate was 40.4% in 2007 and 39.5% in 2006. The federal income tax statutory rate was 35.0% in both years. The rise in our effective tax rate is mostly attributable to the state income tax impact of the acquisition of Ameristar East Chicago.
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

Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Years ended December 31,
	2008	2007	2006
	(Amounts in Thousands)
Net cash provided by operating activities	$239,501	$202,746	$169,538

Cash flows from investing activities:
Capital expenditures	(241,826)	(277,312)	(249,123)
Net cash paid for Ameristar East Chicago acquisition	—	(671,420)	—
Increase in construction contracts payable	5,882	5,582	16,157
Proceeds from sale of assets	1,222	338	1,368
Increase in deposits and other non-current assets	(15,102)	(11,475)	(6,083)

Net cash used in investing activities	(249,824)	(954,287)	(237,681)

Cash flows from financing activities:
Debt borrowings	86,015	782,000	485,000
Principal payments of debt	(83,467)	(19,384)	(384,346)
Cash dividends paid	(18,015)	(23,389)	(21,068)
Proceeds from stock option exercises	891	17,448	7,878
Purchases of treasury stock	(45)	(9,660)	(8,014)
Excess tax benefit from stock option exercises	172	5,587	4,266
Debt issuance costs	—	(3,703)	(153)
Premium on early retirement of senior subordinated notes	—	—	(20,425)

Net cash (used in) provided by financing activities	(14,449)	748,899	63,138

Net decrease in cash and cash equivalents	$(24,772)	$(2,642)	$(5,005)

     Our business is primarily conducted on a cash basis. Accordingly, operating cash flows tend to follow trends in our operating income. The increase in operating cash flows from 2007 to 2008 was mostly attributable to Ameristar East Chicago, which we owned for a full year in 2008, compared to only 105 days during 2007. The increase in operating cash flows from 2006 to 2007 was mostly attributable to contributions to consolidated operating income by our East Chicago and Black Hawk properties and positive changes in several of our working capital assets and liabilities.
     For each of the years ended December 31, 2008, 2007 and 2006, capital expenditures were primarily related to our expansion at Ameristar St. Charles, Ameristar Black Hawk capital improvement projects, our expansion at Ameristar Vicksburg and the acquisition of slot machines.
     The following table summarizes our capital spending activity for the years ended December 31, 2008, 2007 and 2006 and our construction in progress as of December 31, 2008:

	Year Ended	Year Ended	Year Ended	Construction in
	December	December	December	Progress at
Capital Expenditures by Project	31, 2008	31, 2007	31, 2006	December 31, 2008
		(In Thousands)
Black Hawk expansion	$102,538	$29,061	$21,434	$162,667
St. Charles expansion	26,720	138,413	94,283	—
Vicksburg expansion	40,618	20,727	21,454	—
Other construction projects	29,165	29,705	56,005	13,851

Total construction projects	199,041	217,906	193,176	176,518

Slot machines	23,416	14,692	33,294
Other fixed asset purchases	19,369	44,714	22,653

Total capital expenditures	$241,826	$277,312	$249,123

     The construction of our luxury hotel is progressing at Ameristar Black Hawk. The 33-story tower’s 536 well-appointed rooms will feature upscale furnishings and amenities. The tower will include a versatile meeting and ballroom center and will also have Black Hawk’s only full-service spa, an enclosed rooftop swimming pool and indoor/outdoor whirlpool facilities. Once completed, Ameristar Black Hawk will offer destination resort amenities and services that we believe are unequaled in the Denver gaming market. The hotel’s completion date is expected to be in the early fall of 2009, and the cost of the hotel is expected to be approximately $235 million.
     At Ameristar St. Charles, we substantially completed construction of the 397-room, all-suite hotel with an indoor/outdoor pool and a 7,000 square-foot, full-service spa at the end of the second quarter of 2008.
     We substantially completed the $100 million expansion and the new 1,000-space parking garage at our Vicksburg property in May 2008. Since the opening of the garage and casino expansion, a new VIP lounge was completed in July and two additional restaurants opened in September.
     A renovation of the Cactus Petes hotel was completed in May 2008 at a cost of approximately $16 million.
     For the years ended December 31, 2008, 2007 and 2006, cash flows used in, or provided by, financing activities were impacted by debt borrowings, principal payments on long-term debt, dividend payments, proceeds from employee stock option exercises and purchases of treasury stock.
     Financing cash flows during 2006 were impacted by the February 15, 2006 redemption of our senior subordinated notes with borrowings under our revolving loan facility.
     In 2008, our Board of Directors declared three quarterly cash dividends of $0.105 per share on our Common Stock. During the years ended December 31, 2007 and 2006, we paid four quarterly cash dividends in the amount of $0.1025 per share and $0.09375 per share, respectively.
     During the year ended December 31, 2007, we repurchased 0.4 million shares at a cost of $9.7 million. For the year ended December 31, 2006, we repurchased 0.4 million shares at a cost of $8.0 million.
Liquidity
     Our debt structure primarily consists of a $1.8 billion senior credit facility that includes a $1.4 billion revolving loan facility maturing in November 2010 and a $400.0 million term loan facility maturing in November 2012. As of December 31, 2008, the principal debt outstanding under the senior credit facility consisted of $1.26 billion under the revolving loan facility and $388.0 million under the term loan facility. At December 31, 2008, the amount of the revolving loan facility available for borrowing was $135.6 million

(after giving effect to $5.4 million of outstanding letters of credit). All mandatory principal repayments have been made through December 31, 2008. To date in 2009, we have borrowed an additional $19.0 million under our revolving loan facility.
     The agreement governing the senior credit facilities requires us to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of December 31, 2008 and 2007, we were in compliance with all applicable covenants.
     On March 13, 2009, we amended our senior credit facilities to increase the maximum permitted leverage and senior leverage ratios (both as defined in the senior credit facilities). Increases of 0.25:1 to 0.50:1 were made to the maximum permitted leverage ratio for each of our fiscal quarters ending on and after September 30, 2009, and increases of 0.50:1 to 1.25:1 were made to the maximum permitted senior leverage ratio for each of our fiscal quarters ending on and after March 31, 2009. After giving effect to the amendment, the maximum permitted senior leverage ratio increased from 5.25:1 at December 31, 2008 to 5.75:1 at March 31, 2009, and it remains at that level through March 31, 2010. Additionally, the amendment increased the interest rate add-on for all revolving and term loan borrowings under the senior credit facilities by 125 basis points; reduced permitted annual dividends from $40.0 million to $30.0 million beginning with the year ending December 31, 2009, with any unused portion of such amount permitted to be carried over to future years; increased the aggregate limit on capital expenditures by $100.0 million; and decreased the permitted amount of cumulative stock repurchases from $125.0 million to $50.0 million (in addition to any amount available under the dividend basket). The amendment also eliminated the $500.0 million limit on the future issuance of subordinated debt and also permits us to issue an unlimited amount of senior unsecured debt.
     We believe the amendment was important to avoid potentially violating the senior leverage ratio covenant in the second half of 2009, when the maximum permitted ratio would have declined to 4.75:1 under the previous terms of the senior credit facilities. The amendment provides us significant relief under the leverage and senior leverage ratios for the foreseeable future (thereby improving our borrowing flexibility related to our current available funds under the revolving loan facility). Additional financial flexibility was created by provisions in the amendment that expand our ability to incur unsecured debt and allow us to request (but not require) lenders to extend the maturity of their respective portions of the revolving loan facility from November 10, 2010 to August 10, 2012.
     In connection with the amendment, we paid certain one-time fees to the lenders totaling approximately $9.0 million, including an amendment fee to each lender that approved the amendment of 50 basis points of the lender’s outstanding term loans and/or revolving loan facility commitments. Giving effect to the amortization of these fees and the increased interest rate add-ons described above, the amendment will result in an increase in annual interest expense of $25.8 million on the principal amount of debt outstanding at March 13, 2009.
     In addition to the availability under the senior credit facilities, we had $73.7 million of cash and cash equivalents at December 31, 2008, approximately $60.0 million of which were required for daily operations. Our capital expenditures in 2009 are expected to be approximately $160.0 million, including approximately $75.0 million to complete the construction of the Black Hawk hotel, $50.0 million for maintenance capital expenditures (including the acquisition of slot machines and other long-lived assets) and $35.0 million for various internal expansion projects. Actual 2009 capital expenditures will depend on the start date of certain projects and the progress of construction through year-end, which start dates may be affected by our then-current liquidity position and projected near-term capital needs.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. If our existing sources of cash are insufficient to meet our operations and liquidity requirements, we will be required to seek additional financing that would be significantly more expensive than our senior credit facilities and/or scale back our capital plans. Any loss from service of our properties for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants.

Inflation
      Although we cannot accurately determine the precise effect of inflation on our operations, we believe inflation has not had a material effect on our results of operations in the last three fiscal years.
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

	Payments Due by Period (in Thousands)
Contractual Obligations:	2009	2010-2011	2012-2013	After 2013	Total

Long-term debt instruments	$4,503	$1,361,062	$282,786	$149	$1,648,500
Estimated interest payments on long-term debt (1)	78,823	119,003	17,606	10	215,442
Operating leases	4,474	6,875	3,358	494	15,201
Material construction contracts	69,925	—	—	—	69,925

Total	$157,725	$1,486,940	$303,750	$653	$1,949,068

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding after giving effect to projected borrowings in 2009 and forecasted LIBOR rates for our senior credit facilities.

	Amount of Commitment Expiration Per Period (in Thousands)
Other Commitments:	2009	2010-2011	2012-2013	After 2013	Total

Letters of credit	$5,364	$—	$—	$—	$5,364
     Our cash tax payments for 2009 are expected to be approximately $40.0 million, but are subject to our final assessment of the impact of recent tax legislation. As further discussed in “Note 4 — Federal and state income taxes” of Notes to Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) on January 1, 2007. We had $16.1 million of unrecognized tax benefits as of December 31, 2008. Due to the inherent uncertainty of the underlying tax positions, it is not possible to assign the liability as of December 31, 2008 to any particular years in the table.
     As noted above, a significant operating use of cash in 2009 is interest payments. Our cash interest payments, excluding capitalized interest, were $80.7 million, $72.2 million and $73.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash interest payments will likely increase in 2009 as a result of a possible rise in interest rates and higher interest rate add-ons following the amendment of our current senior credit facilities. For more information, see “Note 5 — Long-term debt” of Notes to Consolidated Financial Statements.
     We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.

     In December 2000, we assumed several agreements with the Missouri 210 Highway Transportation Development District (“Development District”) that had been entered into in order to assist the Development District in the financing of a highway improvement project in the area around the Ameristar Kansas City property prior to our purchase of that property. In order to pay for the highway improvement project, the Development District issued revenue bonds totaling $9.0 million in principal amount with scheduled maturities from 2006 through 2011. We have obtained an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $2.6 million as of December 31, 2008 and may be subsequently reduced as principal and interest mature under the revenue bonds. Additionally, we are obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through December 31, 2008, we had paid $2.1 million in shortfalls and other costs. As required by the agreements, we anticipate that we will be reimbursed by the Development District for these shortfall payments from future available cash flow, as defined, and have recorded a corresponding receivable as of December 31, 2008.
     At December 31, 2008, we had outstanding letters of credit in the amount of $5.4 million, which reduced the amount available to borrow under our revolving loan facility. Two letters of credit totaling $1.7 million expired without renewal on January 1, 2009, resulting in a corresponding increase to the amount available for borrowing under our revolving loan facility. We do not have any other guarantees, contingent commitments or other material liabilities that are not reflected on our consolidated balance sheets. For more information, see “Note 5 — Long-term debt” of Notes to Consolidated Financial Statements.
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
Goodwill and Other Intangible Assets
      At December 31, 2008, we had approximately $207.7 million in goodwill and $47.4 million in other intangible assets on our consolidated balance sheet resulting from the acquisition of Ameristar East Chicago in September 2007 and the Missouri properties in December 2000. As required under Statement of Financial Accounting Standards (“SFAS”) No. 142, we perform an annual assessment of our goodwill and other indefinite-lived intangible assets to determine if the carrying value exceeded the fair value. Additionally, SFAS No. 142 requires an immediate impairment assessment if a change in circumstances occurs that would more likely than not reduce the fair of value a reporting unit below its carrying amount. In addition to our annual fourth quarter review, we performed an impairment review of Ameristar East Chicago’s goodwill and indefinite-lived intangible assets during the first quarter of 2008 due to a significant deterioration of the debt and equity capital markets, weakening economic conditions and changes in forecasted operations that materially affected the property’s fair value.
      We perform impairment reviews under a two-step method required by SFAS No. 142. Under the first step, we are required to estimate the fair value of reporting units to determine if any implied impairment exists. We utilize both the market approach and the income approach present value techniques in the determination of fair value. Under the market approach, the value of invested capital is derived through industry multiples and other assumptions. The income approach requires fair value to be measured through the present value of future cash flows expected to be generated by the reporting unit. Taking into account both the income and market approach fair value estimates, we determined that the carrying value of Ameristar East Chicago exceeded the fair value and we were required to perform the second step of the impairment test.
      In step two of the impairment test, we determined the implied value of goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. The implied fair value of the Ameristar East Chicago goodwill was less than the carrying value and the excess was recorded as an impairment charge.
      The gaming license for Ameristar East Chicago was also tested for impairment under SFAS No. 142 using an excess earnings valuation technique. The fair value calculated for the gaming license was less than the carrying value and an impairment charge was recorded for the difference.
      The impairment assessments performed in the first and fourth quarters of 2008 resulted in a total of $314.5 million of impairment charges relating to the goodwill and gaming license acquired in the purchase of the East Chicago property. The 2008 impairment charges reduced the gaming license by $184.2 million and goodwill by $130.3 million.
Guest Rewards Programs
     Our guest rewards programs allow guests to earn certain point-based cash rewards or complimentary goods and services based on the volume of the guests’ gaming activity. Guests can accumulate reward points over time that they may redeem at their discretion under the terms of the programs. The reward credit balance is forfeited if a guest does not earn any reward credits over any subsequent 12-month period. As a result of the ability of the guest to bank the reward points, we accrue the expense of reward points, after giving effect to estimated forfeitures, as they are earned. The accruals are based on historical data, estimates and assumptions regarding the mix of rewards that will be redeemed and the costs of providing those rewards. The retail value of the point-based cash rewards or complimentary goods and services is netted against revenue as a promotional allowance. At December 31, 2008 and 2007, the outstanding guest reward point liability was $7.5 million and $7.4 million, respectively.
Cash Coupons
     Our former, current and future gaming guests may be awarded, on a discretionary basis, cash coupons based, in part, on their play volume. The coupons are provided on a discretionary basis to induce future play, are redeemable within a short time period (generally seven days). There is no ability to renew or extend the offer. We recognize a reduction in revenue as a promotional allowance for these coupons when the coupons are redeemed.
Self-Insurance Reserves
     We are self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2008 and 2007, our estimated liabilities for unpaid and incurred but not reported claims totaled $12.3 million and $12.1 million, respectively. We utilize actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. We believe the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.
Accounting for Share-Based Compensation
     Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. These fair values are calculated by using the Black-Scholes-Merton option pricing formula, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. SFAS No. 123(R) revised SFAS No. 123 and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

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
     For the years ended December 31, 2008, 2007 and 2006, we recorded stock-based compensation expense of $10.6 million, $12.0 million and $7.8 million, respectively, as a component of selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2008, there was approximately $23.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.
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
     The tax positions failing to qualify for initial recognition are to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.
Recent Accounting Pronouncements
     FSP No. 142-3
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. We believe this FSP will not have a material impact on our financial position, results of operations or cash flows.
     SFAS No. 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The provisions will be effective as of January 1, 2009. This statement requires enhanced disclosures about (i) how and why a company uses derivative instruments, (ii) how it accounts for derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) how derivative instruments and related hedged items affect a company’s financial results. SFAS No. 161 also requires several added quantitative disclosures in the financial statements. We do not expect the adoption of SFAS No. 161 will have a material effect on our disclosures.
     SFAS No. 141(R)
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items, including: (1) expensing acquisition-related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions, if any, that we make in the future.
     SFAS No. 157
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” as amended in February 2008 by FSP No. 157-2, “Effective Date of FASB Statement No. 157.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 clarifies how to measure fair value as permitted under other accounting pronouncements, but does not require any new fair value measurements. FSP No. 157-2 defers the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, we partially adopted the provisions of SFAS No. 157 effective January 1, 2008, without any material impact to our financial position, results of operations or cash flows. We adopted the remaining provisions of SFAS No. 157 beginning in 2009, and we do not expect this adoption to have a material impact on our financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facilities. The senior credit facilities bear interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of December 31, 2008, we had $1.65 billion outstanding under our senior credit facilities, bearing interest at variable rates based on LIBOR with maturities up to three months from that date. At December 31, 2008, the average interest rate applicable to the senior credit facilities outstanding, before giving effect to interest rate hedging transactions in place on that date, was 5.8%.
     During the second quarter of 2008, in order to hedge against increases in variable interest rates, we entered into an interest rate swap agreement with a commercial bank counterparty, effective July 18, 2008, pursuant to which we are obligated to make quarterly fixed rate payments to the counterparty at an annual rate of 3.1975%, calculated on a notional amount of $500.0 million, while the counterparty is obligated to make quarterly floating rate payments to us based on three-month LIBOR for the same notional amount. The interest rate swap effectively fixes the annual interest rate on $500.0 million of borrowings under our senior revolving loan facility at 3.1975% plus the applicable margin. The swap agreement terminates on July 19, 2010.
     Effective October 20, 2008, we entered into an additional interest rate swap transaction with another commercial bank counterparty. We are obligated to make quarterly fixed rate payments to the counterparty, calculated on a notional amount of $600.0 million, while the counterparty is obligated to make quarterly floating rate payments to us based on three-month LIBOR on the same notional amount. The swap transaction effectively fixes the annual interest rate on $600.0 million of our revolving debt at 2.98% plus the applicable margin. This swap transaction terminates on July 19, 2010. Including this swap agreement, we have $1.1 billion of our variable rate debt hedged until July 2010 at a weighted-average fixed rate of 3.08% plus the applicable margin. (See “Note 6 — Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for more discussion of the interest rate swaps.)
     Assuming no change in our borrowing elections under our senior credit facilities and giving effect to the $1.1 billion of interest rate swap transactions in place on December 31, 2008, an increase of one percentage point in LIBOR for all relevant maturities as of December 31, 2008 would increase our annual interest cost (and decrease pre-tax earnings) by approximately $5.5 million. At December 31, 2007, we had no interest rate hedging agreements in place. An increase of one percentage point in the average interest rate applicable to the senior credit facilities outstanding at December 31, 2007 would have increased our annual interest cost by approximately $16.4 million.
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
Item 8. Financial Statements and Supplementary Data
     The Reports of Independent Registered Public Accounting Firm appear at pages F-2 through F-4 hereof, and our Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages F-5 through F-32 hereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
     (c) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the fourth fiscal quarter of 2008.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item will be set forth under the captions “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission in April 2009 and is incorporated herein by this reference.
Item 11. Executive Compensation
     The information required by this Item will be set forth under the caption “Executive Compensation” in our Proxy Statement and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item will be set forth under the captions “Proposal No. 1 — Election of Directors — Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item will be set forth under the captions “Proposal No. 1 — Election of Directors” and “Transactions with Related Persons” in our Proxy Statement and is incorporated herein by this reference.
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

Exhibit
Number	Description of Exhibit	Method of Filing

2.1	Purchase Agreement, dated as of April 3, 2007, by and between Resorts International Holdings, LLC (“RIH”) (now known as “Ameristar Casino East Chicago, LLC”) and ACI (exhibits and schedules omitted)	Incorporated by reference to Exhibit 2.1 to ACI’s Current Report on Form 8-K filed on April 9, 2007.

2.2	Amendment No. 1 to Purchase Agreement, dated as of September 17, 2007, by and among RIH, ACI and Ameristar East Chicago Holdings, LLC	Incorporated by reference to Exhibit 2.2 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”).

3(i)(a)	Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by ACI under the Securities Act of 1933, as amended (File No. 33-68936) (the “Form S-1”).

3(i)(b)	Certificate of Amendment to Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3(i)(c)	Certificate of Change Pursuant to NRS 78.209	Incorporated by reference to Exhibit 3(i).1 to ACI’s Current Report on Form 8-K filed on June 8, 2005.

3(ii)	Amended and Restated Bylaws of ACI, effective May 31, 2008	Incorporated by reference to Exhibit 3.1 to ACI’s Current Report on Form 8-K filed on June 2, 2008 (the “June 2008 8-K”).

4.1	Specimen Common Stock Certificate	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing

4.2	Credit Agreement dated as of November 10, 2005 among ACI, the various Lenders party thereto from time to time, Wells Fargo Bank, N.A., as Joint Lead Arranger and Syndication Agent, Deutsche Bank Securities Inc., as Joint Lead Arranger, the Documentation Agents and Managing Agents party thereto, and Deutsche Bank Trust Company Americas (“DBTCA”), as Administrative Agent (exhibits and schedules omitted) (the “Credit Agreement”)	Incorporated by reference to Exhibit 4.2 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).

4.3	First Amendment to Credit Agreement, dated as of August 21, 2006, among ACI, the various Lenders party to the Credit Agreement and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on August 24, 2006.

4.4	Second Amendment to Credit Agreement, dated as of August 31, 2007, among ACI, the various Lenders party thereto and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on September 11, 2007.

4.5 4.6	Incremental Commitment Agreement, dated September 18, 2007, among ACI, the various Lenders party thereto and DBTCA

Third Amendment to Credit Agreement, dated as of March 13, 2009, among ACI, the various Lenders party thereto and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on September 21, 2007.

Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on March 16, 2009.

*10.1(a)	Employment Agreement dated November 15, 1993 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 1994.

*10.1(b)	Amendment No. 1 to Employment Agreement dated as of October 5, 2001 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “September 2001 10-Q”).

*10.1(c)	Amendment No. 2 to Employment Agreement dated as of August 15, 2002 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”).

*10.1(d)	Amendment No. 3 to Employment Agreement dated as of November 7, 2008 between ACI and Thomas M. Steinbauer	Filed electronically herewith.

*10.1(e)	Amended and Restated Executive Employment Agreement dated as of March 11, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.1(c) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).

Exhibit
Number	Description of Exhibit	Method of Filing

*10.1(f)	Amendment to Amended and Restated Executive Employment Agreement dated as of August 16, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.3 to the September 2002 10-Q.

*10.1(g)	Amendment Number 2 to Amended and Restated Executive Employment Agreement dated as of May 31, 2008 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.2 to the June 2008 8-K.

*10.1(h)	Executive Employment Agreement dated as of March 13, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.1(d) to the 2001 10-K.

*10.1(i)	Amendment to Executive Employment Agreement dated as of August 16, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the September 2002 10-Q.

*10.1(j)	Amendment Number 2 to Executive Employment Agreement dated as of May 31, 2008 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the June 2008 8-K.

*10.1(k)	Executive Employment Agreement dated as of May 31, 2008 between ACI and Ray H. Neilsen	Incorporated by reference to Exhibit 10.1 to the June 2008 8-K.

*10.1(l)	Executive Employment Agreement dated as of May 31, 2008 between ACI and Larry A. Hodges	Incorporated by reference to Exhibit 10.3 to the June 2008 8-K.

*10.2	Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan, effective as of December 15, 2007	Incorporated by reference to Exhibit 10.3 to the 2007 10-K.

*10.3	Form of Non-Qualified Stock Option Agreement under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Filed electronically herewith.

*10.4	Ameristar Casinos, Inc. 2002 Non-Employee Directors’ Stock Election Plan	Incorporated by reference to Appendix A to the definitive Proxy Statement filed by ACI under cover of Schedule 14A on April 30, 2002.

*10.5	Form of Indemnification Agreement between ACI and each of its directors and executive officers and its Chief Accounting Officer	Incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Form S-1.

*10.6	Form of Restricted Stock Unit Agreement under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 to the 2007 10-K.

10.7	Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement dated as of November 18, 2004 between Iowa West Racing Association and ACCBI	Incorporated by reference to Exhibit 10.9 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit
Number	Description of Exhibit	Method of Filing

10.8	Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc.	Incorporated by reference to Exhibits 10.12 and 99.1 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1996.

*10.9	Ameristar Casinos, Inc. Amended and Restated Deferred Compensation Plan, effective as of January 1, 2008	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 10-Q (the “September 2007 10-Q”).

*10.10	Master Trust Agreement for Ameristar Casinos, Inc. Deferred Compensation Plan, dated as of April 1, 2001, between ACI and Wilmington Trust Company	Incorporated by reference to Exhibit 10.15 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10.11	Ameristar Casinos, Inc. Performance-Based Annual Bonus Plan	Incorporated by reference to Appendix D to ACI’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, filed under cover of Schedule 14A on April 30, 2007.

*10.12	Separation Agreement and General and Special Release dated as of May 31, 2008 between ACI and John M. Boushy	Incorporated by reference to Exhibit 10.5 to the June 2008 8-K.

10.13	Redevelopment Project Lease, dated as of October 19, 1995, between the City of East Chicago, Indiana (the “City”) and Showboat Marina Partnership (“SMP”), as subsequently amended and assigned by Lease Assignment and Assumption Agreement, dated as of March 28, 1996, between SMP and Showboat Marina Casino Partnership (“SMCP”); Acknowledgement of Commencement Date of Redevelopment Project Lease and Notice of Election to Take Possession of Leased Premises, dated as of March 28, 1996, between the City and SMCP; First Amendment to Redevelopment Project Lease, dated as of March 28, 1996, between the City and SMCP; Second Amendment to Redevelopment Project Lease, dated as of January 20, 1999, between the City and SMCP; Assignment and Assumption of Lease, dated as of April 26, 2005, between SMCP and RIH; Assignment and Assumption of Lease, dated as of October 25, 2006, between RIH and RIH Propco IN, LLC; and Memorandum of Merger of Leasehold Interests, dated as of September 18, 2007, between RIH and the City	Incorporated by reference to Exhibit 10.3 to the September 2007 10-Q.

Exhibit
Number	Description of Exhibit	Method of Filing

10.14	Documents comprising the local development agreement between the City and RIH, consisting of: letter agreement dated April 8, 1994 between SMP and Robert A. Pastrick, Mayor of the City of East Chicago, Indiana (the “Mayor”); letter dated April 18, 1995 from SMP to the Mayor; Side Agreement: East Chicago Second Century, Inc., dated as of December 22, 1998, among SMP, Waterfront Entertainment and Development, Inc. (“Waterfront”), Thomas S. Cappas (“Cappas”) and Michael A. Pannos (“Pannos”); Confirmation of Agreement and Implementation: East Chicago Second Century, Inc., dated as of February 26, 1999, Among SMP, Waterfront, Cappas and Pannos; and Memorandum of Understanding, dated August 25, 2000, between SMCP and the City	Incorporated by reference to Exhibit 10.4 to the September 2007 10-Q.

*10.15	Form of Performance Share Unit Agreement, dated December 15, 2007, under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.16 to the 2007 10-K.

*10.16	Ameristar Casinos, Inc. Change in Control Severance Plan, effective December 4, 2007	Incorporated by reference to Exhibit 10.17 to the 2007 10-K.

*10.17	Ameristar Casinos, Inc. Change in Control Severance Plan for Director-Level Employees, effective December 4, 2007	Incorporated by reference to Exhibit 10.18 to the 2007 10-K.

14	Ameristar Casinos, Inc. Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed electronically herewith.

21	Subsidiaries of ACI	Filed electronically herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed electronically herewith.

31.1	Certification of Gordon R. Kanofsky, Chief Executive Officer and Vice Chairman of the Board, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

99.1	Agreement of ACI, dated as of March 15, 2006, to furnish the Securities and Exchange Commission certain instruments defining the rights of holders of certain long-term debt	Incorporated by reference to Exhibit 99.1 to the 2005 10-K.

99.2	Ameristar Casinos, Inc. Code of Conduct for Directors, Officers and Team Members	Incorporated by reference to ACI’s Current Report on Form 8-K filed on May 3, 2004.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISTAR CASINOS, INC. (Registrant)
March 16, 2009	By:	/s/ Gordon R. Kanofsky
Gordon R. Kanofsky
Chief Executive Officer and Vice Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Gordon R. Kanofsky	Gordon R. Kanofsky, Chief Executive Officer and Vice Chairman of the Board and Director (principal executive officer)	March 16, 2009

/s/ Thomas M. Steinbauer	Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer, Treasurer and Director (principal financial officer)	March 16, 2009

/s/ Heather A. Rollo	Heather A. Rollo, Chief Accounting Officer (principal accounting officer)	March 16, 2009

/s/ Ray H. Neilsen	Ray H. Neilsen, Chairman of the Board and Director	March 16, 2009

/s/ Larry A. Hodges	Larry A. Hodges, President, Chief Operating Officer and Director	March 16, 2009

/s/ Carl Brooks	Carl Brooks, Director	March 16, 2009

/s/ Leslie Nathanson Juris	Leslie Nathanson Juris, Director	March 16, 2009

/s/ J. William Richardson	J. William Richardson, Director	March 16, 2009

/s/ Luther P. Cochrane	Luther P. Cochrane, Director	March 16, 2009

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears on pages F-2 and F-3.
Ameristar Casinos, Inc.
Las Vegas, Nevada
March 16, 2009

/s/ Gordon R. Kanofsky Gordon R. Kanofsky	/s/ Thomas M. Steinbauer Thomas M. Steinbauer
Chief Executive Officer and Vice Chairman of the Board	Senior Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ameristar Casinos, Inc.:
We have audited Ameristar Casinos, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of the Company and our report dated March 16, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Las Vegas, Nevada
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ameristar Casinos, Inc.:
We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Las Vegas, Nevada
March 16, 2009

AMERISTAR CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$73,726	$98,498
Restricted cash	6,425	6,425
Accounts receivable, net	12,635	8,112
Income tax refunds receivable	—	13,539
Inventories	7,926	7,429
Prepaid expenses	8,029	12,501
Deferred income taxes	10,473	5,463

Total current assets	119,214	151,967

Property and Equipment, at cost:
Buildings and improvements	1,657,835	1,296,474
Furniture, fixtures and equipment	510,843	466,977

	2,168,678	1,763,451
Less: accumulated depreciation and amortization	(655,422)	(568,354)

	1,513,256	1,195,097

Land	83,183	83,190
Construction in progress	176,518	360,675

Total property and equipment, net	1,772,957	1,638,962

Goodwill and other intangible assets	255,170	570,682
Deferred income taxes	16,219	—
Deposits and other assets	61,678	50,485

TOTAL ASSETS	$2,225,238	$2,412,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,520	$21,009
Construction contracts payable	37,121	31,239
Income taxes payable	3,563	—
Accrued liabilities	116,313	93,841
Current maturities of long-term debt	4,503	4,337

Total current liabilities	189,020	150,426

Long-term debt, net of current maturities	1,643,997	1,641,615
Deferred income taxes	—	75,172
Deferred compensation and other long-term liabilities	53,441	41,757
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — none	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 58,093,041 and 57,946,167 shares; Outstanding — 57,300,719 and 57,158,931 shares	581	579
Additional paid-in capital	246,662	234,983
Accumulated other comprehensive loss	(27,295)	—
Treasury stock, at cost (792,322 and 787,236 shares)	(17,719)	(17,674)
Retained earnings	136,551	285,238

Total stockholders’ equity	338,780	503,126

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,225,238	$2,412,096

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	Years ended December 31,
	2008	2007	2006
Revenues:
Casino	$1,296,806	$1,083,380	$1,008,311
Food and beverage	156,987	136,471	131,795
Rooms	56,024	30,844	27,972
Other	38,491	30,387	29,082

	1,548,308	1,281,082	1,197,160
Less: Promotional allowances	(280,406)	(200,559)	(196,862)

Net revenues	1,267,902	1,080,523	1,000,298

Operating Expenses:
Casino	604,747	478,504	439,101
Food and beverage	74,650	70,439	68,744
Rooms	11,221	9,341	6,780
Other	21,154	19,157	18,749
Selling, general and administrative	265,622	229,801	200,588
Depreciation and amortization	105,895	94,810	93,889
Impairment loss on assets	315,531	4,758	931

Total operating expenses	1,398,820	906,810	828,782

(Loss) income from operations	(130,918)	173,713	171,516

Other Income (Expense):
Interest income	774	2,113	2,746
Interest expense, net of capitalized interest	(76,639)	(57,742)	(50,291)
Loss on early retirement of debt	—	—	(26,264)
Net (loss) gain on disposition of assets	(683)	(1,408)	683
Other	(3,404)	(178)	—

(Loss) Income Before Income Tax (Benefit) Provision	(210,870)	116,498	98,390
Income tax (benefit) provision	(80,198)	47,065	38,825

Net (Loss) Income	$(130,672)	$69,433	$59,565

(Loss) Earnings Per Share:
Basic	$(2.28)	$1.22	$1.06

Diluted	$(2.28)	$1.19	$1.04

Cash Dividends Declared Per Share	$0.32	$0.41	$0.38

Weighted-Average Shares Outstanding:
Basic	57,191	57,052	56,155

Diluted	57,191	58,322	57,327

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)

				Accumulated
	Capital Stock		Additional	Other
	Number of		Paid-In	Comprehensive	Treasury	Retained
	Shares	Amount	Capital	Loss	Stock	Earnings	Total

Balance, December 31, 2005	55,958	$560	$179,989	$—	$—	$203,161	$383,710
Net income	—	—	—	—		59,565	59,565
Exercise of stock options and issuance of restricted shares	978	9	7,885	—	—	—	7,894
Tax benefit of stock option exercises	—	—	4,266	—	—	—	4,266
Dividends	—	—	—	—	—	(21,068)	(21,068)
Stock-based compensation expense	—	—	7,811	—	—	—	7,811
Common stock repurchases	(411)	—	—	—	(8,014)	—	(8,014)

Balance, December 31, 2006	56,525	569	199,951	—	(8,014)	241,658	434,164
Net income	—	—	—	—	—	69,433	69,433
Exercise of stock options and issuance of restricted shares	1,010	10	17,452	—	—	—	17,462
Tax benefit of stock option exercises	—	—	5,587	—	—	—	5,587
Cumulative effect of change in accounting principle — adoption of FIN 48	—	—	—	—	—	(2,464)	(2,464)
Dividends	—	—	—	—	—	(23,389)	(23,389)
Stock-based compensation expense	—	—	11,993	—	—	—	11,993
Common stock repurchases	(376)	—	—	—	(9,660)	—	(9,660)

Balance, December 31, 2007	57,159	579	234,983	—	(17,674)	285,238	503,126
Net loss	—	—	—	—	—	(130,672)	(130,672)
Change in fair value of interest rate swap agreements	—	—	—	(27,295)	—	—	(27,295)

Total comprehensive loss							(157,967)

Exercise of stock options and issuance of restricted shares	147	2	889	—	—	—	891
Tax benefit of stock option exercises	—	—	172	—	—	—	172
Dividends	—	—	—	—	—	(18,015)	(18,015)
Stock-based compensation expense	—	—	10,618	—	—	—	10,618
Restricted shares remitted for tax withholding	(5)	—	—	—	(45)	—	(45)

Balance, December 31, 2008	57,301	$581	$246,662	$(27,295)	$(17,719)	$136,551	$338,780

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net (loss) income	$(130,672)	$69,433	$59,565
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	105,895	94,810	93,889
Amortization of debt issuance costs and debt discounts	1,922	1,503	990
Stock-based compensation expense	10,618	11,993	7,811
Loss on early retirement of debt	—	—	26,264
Net change in deferred compensation liability	(2,730)	(773)	71
Impairment loss on assets	315,531	4,758	931
Net loss (gain) on disposition of assets	683	1,408	(683)
Net change in deferred income taxes	(106,928)	13,618	1,702
Excess tax benefit from stock option exercises	(172)	(5,587)	(4,266)
Net change in fair value of swap agreements	(492)	—	—
Changes in operating assets and liabilities:
Restricted cash	—	—	49
Accounts receivable, net	(4,523)	3,638	(2,083)
Income tax refunds receivable	13,539	(11,375)	(2,164)
Inventories	(497)	54	(315)
Prepaid expenses	4,472	398	(2,505)
Accounts payable	6,511	5,633	1,816
Income taxes payable	3,735	—	893
Accrued liabilities	22,609	13,235	(12,427)

Net cash provided by operating activities	239,501	202,746	169,538

Cash Flows from Investing Activities:
Capital expenditures	(241,826)	(277,312)	(249,123)
Net cash paid for acquisition of Ameristar East Chicago	—	(671,420)	—
Increase in construction contracts payable	5,882	5,582	16,157
Proceeds from sale of assets	1,222	338	1,368
Increase in deposits and other non-current assets	(15,102)	(11,475)	(6,083)

Net cash used in investing activities	(249,824)	(954,287)	(237,681)

Cash Flows from Financing Activities:
Debt borrowings	86,015	782,000	485,000
Principal payments of debt	(83,467)	(19,384)	(384,346)
Cash dividends paid	(18,015)	(23,389)	(21,068)
Proceeds from stock option exercises	891	17,448	7,878
Purchases of treasury stock	(45)	(9,660)	(8,014)
Excess tax benefit from stock option exercises	172	5,587	4,266
Debt issuance costs	—	(3,703)	(153)
Premium on early retirement of senior subordinated notes	—	—	(20,425)

Net cash (used in) provided by financing activities	(14,449)	748,899	63,138

Net Decrease in Cash and Cash Equivalents	(24,772)	(2,642)	(5,005)
Cash and Cash Equivalents — Beginning of Year	98,498	101,140	106,145

Cash and Cash Equivalents — End of Year	$73,726	$98,498	$101,140

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in Thousands)

	Years ended December 31,
	2008	2007	2006
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$66,618	$52,313	$65,675

Cash paid for federal and state income taxes (net of refunds received)	$10,840	$45,572	$38,294

Non-cash Investing and Financing Activities:
Acquisition of Ameristar East Chicago
Fair value of non-cash assets acquired	$—	$681,820	$—
Less net cash paid	—	(671,420)	—

Liabilities assumed	$—	$10,400	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of presentation
     The accompanying consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates eight casino properties in seven markets. The Company’s portfolio of casinos consists of: Ameristar Casino Resort Spa St. Charles (serving greater St. Louis, Missouri); Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area); Ameristar Casino Hotel Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Casino Hotel East Chicago (serving the Chicagoland area); Ameristar Casino Hotel Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Casino Black Hawk (serving the Denver, Colorado metropolitan area); and Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
     The Company acquired Ameristar East Chicago (formerly known as Resorts East Chicago) on September 18, 2007. Accordingly, the consolidated financial statements reflect the East Chicago property’s operating results only from the acquisition date.
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
Restricted cash
     As of December 31, 2008 and 2007, restricted cash totaled $6.4 million. On September 2, 2003, the Company entered into a trust participation agreement with an insurance provider. Pursuant to the terms of the trust participation agreement, the Company had deposited $6.4 million as of December 31, 2008 and 2007 into the trust account as collateral for the Company’s obligation to reimburse the insurance provider for the Company’s workers’ compensation claims. The Company is permitted to invest the trust funds in certain investment vehicles with stated maturity dates not to exceed six months. Any interest or other earnings are disbursed to the Company.
Accounts receivable
     At December 31, 2008 and 2007, total accounts receivable were $15.0 million and $9.7 million, respectively. As of December 31, 2008 and 2007, an allowance of $2.4 million and $1.6 million, respectively, has been applied to reduce total accounts receivable to amounts anticipated to be collected.
     The Company extends gaming credit at its properties in Indiana, Mississippi and Nevada, and credit represents a significant amount of table games play at Ameristar East Chicago. Gaming receivables were $7.4 million and $5.1 million at December 31, 2008 and 2007, respectively, and are included in the Company’s accounts receivable balance. As of December 31, 2008 and 2007, Ameristar East Chicago’s portion of the Company’s gaming receivables totaled $7.1 million and $4.8 million, respectively, of which $2.1 million (2008) and $1.4 million (2007) were included in the Company’s allowance for doubtful accounts.
Inventories
     Inventories primarily consist of food and beverage items, gift shop and general store retail merchandise, engineering and slot supplies, uniforms, linens, china and other general supplies. Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted average basis.
Capitalization and depreciation
     Property and equipment are recorded at cost, including interest charged on funds borrowed to finance construction. Interest of $14.1 million, $19.9 million and $8.1 million was capitalized for the years ended December 31, 2008, 2007 and 2006, respectively. Betterments, renewals and repairs that extend the life of an asset are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. Costs of major renovation projects are capitalized in accordance with existing policies.
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
Goodwill and other intangible assets
     Goodwill represents the excess of the purchase price over fair market value of net assets acquired in business combinations. Other intangible assets may include gaming licenses, trade names and player lists. Intangible assets are reviewed for impairment at least annually and more frequently if events or circumstances indicate a possible impairment. The Company performs an annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. In addition to the annual fourth quarter review, the Company performed an assessment of the intangible assets during the first quarter of 2008 due to a significant deterioration of the debt and equity capital markets, weakening economic conditions and changes in the forecasted operations of Ameristar East Chicago that materially affected the property’s fair value. The two assessments resulted in a total of $314.5 million of impairment charges relating to the goodwill and gaming license acquired in the purchase of the East Chicago property. The 2008 impairment charges reduced the gaming license by $184.2 million and goodwill by $130.3 million. See also “Note 12 — Goodwill and Other Intangible Assets.”

Debt issuance costs
     Debt issuance costs are capitalized and amortized to interest expense using the effective interest method or a method that approximates the effective interest method over the term of the related debt instrument. In connection with the September 2007 acquisition of Ameristar East Chicago, the Company amended its senior credit facility and capitalized $3.7 million in amendment fees and other debt issuance costs. As of December 31, 2008 and 2007, total capitalized debt issuance costs remaining to be amortized were $4.6 million and $6.5 million, respectively.
     The Company expenses debt issuance costs proportionately in connection with any early debt retirements. In February 2006, the Company redeemed all $380.0 million outstanding principal amount of its senior subordinated notes. The redemption resulted in the expensing in 2006 of all unamortized debt issuance costs relating to the senior subordinated notes. For the year ended December 31, 2006, the total previously deferred debt issuance costs expensed as a result of the early retirement of debt were $5.8 million.
Derivative instruments and hedging activities
     The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value.
     For a derivative such as an interest rate swap that is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income on the consolidated balance sheet and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. To the extent the effective portion of a hedge subsequently becomes ineffective, the corresponding amount of the change in fair value of the derivative initially reported in accumulated other comprehensive income is reclassified and is recognized directly in earnings. Accordingly, on a quarterly basis, the Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of a hypothetical designated hedged item or transaction. If the change in the actual swap is greater than the change in the perfect hypothetical swap, the difference is referred to as “ineffectiveness” and is recognized in earnings in the current period.
     The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. The Company may enter into additional swap transactions or other interest rate protection agreements from time to time in the future.

Revenue recognition
     Casino revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Additionally, the Company recognizes revenue upon the occupancy of its hotel rooms, upon the delivery of food, beverage and other services and upon performance for entertainment revenue. The retail value of hotel accommodations, food and beverage items and entertainment provided to guests without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. Promotional allowances consist of the retail value of complimentary food and beverage, rooms, entertainment, progress towards earning points for cash-based loyalty programs and targeted direct mail coin coupons.
     The estimated departmental costs of providing complimentary food and beverage, rooms, entertainment and other are included in casino operating expenses and consisted of the following:

	Years ended December 31,
	2008	2007	2006
	(Amounts in Thousands)
Food and beverage	$62,902	$54,875	$53,316
Rooms	12,148	7,003	6,427
Entertainment	3,328	4,600	4,871
Other	4,508	2,257	2,468

	$82,886	$68,735	$67,082

Guest Rewards Programs
     The Company’s guest rewards programs allow guests to earn certain point-based cash rewards or complimentary goods and services based on the volume of the guests’ gaming activity. Guests can accumulate reward points over time that they may redeem at their discretion under the terms of the programs. The reward credit balance is forfeited if a guest does not earn any reward credits over any subsequent 12-month period. As a result of the ability of the guest to bank the reward points, the Company accrues the expense of reward points, after giving effect to estimated forfeitures, as they are earned. The accruals are based on historical data, estimates and assumptions regarding the mix of rewards that will be redeemed and the costs of providing those rewards. The retail value of the point-based cash rewards or complimentary goods and services is netted against revenue as a promotional allowance. At December 31, 2008 and 2007 the outstanding guest reward point liability was $7.5 million and $7.4 million, respectively.

Cash Coupons
      The Company’s former, current and future gaming guests may be awarded cash coupons based, in part, on their gaming play volume. The coupons are provided on a discretionary basis to induce future play and are redeemable within a short time period (generally seven days). There is no ability to renew or extend the offer. The Company recognizes a reduction in revenue as a promotional allowance for these coupons when the coupons are redeemed.
Advertising
     The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $34.6 million, $27.0 million and $25.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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
Earnings (loss) per share
     The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share are computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the years ended December 31, 2007 and 2006, all outstanding options with an exercise price lower than the market price have been included in the calculation of diluted earnings per share. For the year ended December 31, 2008, diluted loss per share excludes the additional dilution from all potentially dilutive securities.

     The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings (loss) per share consisted of the following:

	Years ended December 31,
	2008	2007	2006
	(Amounts in Thousands)
Weighted-average number of shares outstanding-basic earnings per share	57,191	57,052	56,155
Dilutive effect of stock options	—	1,270	1,172

Weighted-average number of shares outstanding-diluted earnings per share	57,191	58,322	57,327

     For the years ended December 31, 2008, 2007 and 2006, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 3.4 million, 1.3 million and 1.4 million, respectively.
Accounting for stock-based compensation
     In accordance with the provisions of SFAS No. 123(R), “Share-Based Payment,” the Company recognizes compensation cost relating to stock-based payment transactions, including grants of employee stock options and restricted stock units, in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).
     Recent accounting pronouncements
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. The Company believes this FSP will not have a material impact on its financial position, results of operations or cash flows.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The provisions are effective as of January 1, 2009. This statement requires enhanced disclosures about (i) how and why a company uses derivative instruments, (ii) how it accounts for derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) how derivative instruments and related hedged items affect a company’s financial results. SFAS No. 161 also requires several added quantitative disclosures in the financial statements. The Company does not expect the adoption of SFAS No. 161 will have a material effect on its disclosures.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items, including: (1) expensing acquisition-related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS No. 141(R) will have an impact on its accounting for future business combinations, but the effect is dependent upon the acquisitions, if any, that are made in the future.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” as amended in February 2008 by FSP No. 157-2, “Effective Date of FASB Statement No. 157.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 clarifies how to measure fair value as permitted under other accounting pronouncements, but does not require any new fair value measurements. FSP No. 157-2 defers the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, the Company partially adopted the provisions of SFAS No. 157 effective January 1, 2008, without any material impact to the Company’s financial position, results of operations or cash flows. The Company adopted the remaining provisions of SFAS No. 157 beginning in 2009, and the Company does not expect this adoption to have a material impact on its financial position, results of operations or cash flows.
Note 3 — Accrued liabilities
     Major classes of accrued liabilities consisted of the following as of December 31:

	2008	2007
	(Amounts in Thousands)
Compensation and related benefits	$43,564	$37,591
Taxes other than state and federal income taxes	30,075	23,514
Progressive slot machine and related accruals	9,034	8,036
Players’ club rewards	7,497	7,368
Interest	14,147	6,048
Marketing and other accruals	11,996	11,284

	$116,313	$93,841

Note 4 — Federal and state income taxes
     The components of the income tax (benefit) provision are as follows:

	Years ended December 31,
	2008	2007	2006
	(Amounts in Thousands)
Current:
Federal	$4,975	$41,168	$32,596
State	10,005	6,242	4,898

Total current	14,980	47,410	37,494

Deferred:
Federal	(80,792)	(2,353)	(1,055)
State	(15,590)	804	1,182

Total deferred	(96,382)	(1,549)	127

Federal benefit applied to reduce goodwill	1,204	1,204	1,204

Total	$(80,198)	$47,065	$38,825

      The Company recorded $0.2 million, $5.6 million and $4.3 million as an increase to contributed capital for certain tax benefits from employee stock-based compensation for the years ended December 31, 2008, 2007 and 2006, respectively.

      The reconciliation of income tax at the federal statutory rate to income tax expense is as follows:

	Years ended December 31,
	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal benefit	4.6	4.2	4.4
Nondeductible political and lobbying costs	(1.8)	0.3	0.3
Other	0.2	0.9	(0.2)

	38.0%	40.4%	39.5%

     Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes consisted of the following:

	December 31,
	2008	2007
	(Amounts in Thousands)
Deferred income tax assets:
Goodwill amortization	$97,496	$—
Net operating loss carryforwards	13,687	15,287
Deferred compensation	7,326	8,152
Accrued expenses	6,826	3,571
Stock-based compensation	9,412	5,853
Accrued vacation	1,852	2,306
Other	547	117

Total deferred income tax assets	137,146	35,286

Deferred income tax liabilities:
Property and equipment	(109,956)	(86,750)
Prepaid insurance	(498)	(1,945)
Goodwill amortization	—	(15,328)
Other	—	(972)

Total deferred income tax liabilities	(110,454)	(104,995)

Net deferred income tax asset (liability)	$26,692	$(69,709)

     At December 31, 2008, the Company had available $225.8 million of state net operating loss carryforwards that relate to the Company’s Missouri properties and may be applied against future taxable income. At December 31, 2008, the Company also had available $11.7 million of federal net operating loss carryforwards and $11.7 million of state net operating loss carryforwards, which were acquired as part of the Ameristar Black Hawk (formerly Mountain High Casino) acquisition. The acquired federal net operating loss carryforwards are subject to IRS change of ownership limitations. Accordingly, the future utilization of the carryforwards is subject to an annual base limitation of $5.4 million that can be applied against future taxable income. The Company also had available $10.4 million of additional Colorado net operating losses that relate to the post-acquisition period for the Ameristar Black Hawk property. For the years ended December 31, 2008 and 2007, the Company made federal and state income tax payments totaling $20.8 million and $45.6 million, respectively. In general, the remaining unused federal and state net operating loss carryforwards will expire in 2020 through 2027. No valuation allowance has been provided against deferred income tax assets as the Company believes it is more likely than not that deferred income tax assets are fully realizable because of the future reversal of existing taxable temporary differences, availability of tax strategies and future projected taxable income.

     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Upon the adoption of FIN 48, the Company recorded a net reduction of $2.5 million to the January 1, 2007 retained earnings balance as a cumulative effect adjustment. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
	2008	2007
	(Amounts in Thousands)
Balance at beginning of year	$28,857	$22,820
Increases for tax positions of the current year	130	2,743
Increases for tax positions of prior years	122	8,193
Decreases for tax positions of prior years	(6,711)	(3,736)
Settlements	—	(780)
Lapses of applicable statute of limitations	(6,309)	(383)

Balance at end of year	$16,089	$28,857

     As of December 31, 2008 and 2007, the total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.6 million and $2.1 million, respectively.
     Interest and penalties related to income taxes are classified as income tax expense in the Company’s financial statements. As of December 31, 2008, accrued interest and penalties totaled $2.8 million, of which $1.9 million would affect the effective tax rate if recognized. At December 31, 2007, accrued interest and penalties totaled $3.5 million, of which $2.5 million would affect the effective tax rate if recognized.
     The Company files income tax returns in numerous tax jurisdictions. The statutes of limitations vary by jurisdiction with certain of these statutes expiring without examination each year. With the normal expiration of statutes of limitations, the Company anticipates that the amount of unrecognized tax benefits will decrease by $11.3 million within the next 12 months. With few exceptions, the Company is no longer subject to federal or state examinations by taxing authorities for years ended on or before December 31, 2004.

Note 5 — Long-term debt
     Long-term debt consisted of the following:

	December 31,
	2008	2007
	(Amounts in Thousands)

Senior credit facilities, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following facilities:

Revolving loan facility, at variable interest (4.5% at December 31, 2008 and 7.1% at December 31, 2007); principal due November 10, 2010	$1,259,000	$1,252,000
Term loan facility, at variable interest (2.5% at December 31, 2008 and 7.4% at December 31, 2007); $1.0 million principal payments due quarterly through September 30, 2011; $94.3 million principal payments due quarterly from December 31, 2011 through November 10, 2012	388,000	392,000

Other	1,500	1,952

	1,648,500	1,645,952

Less: Current maturities	(4,503)	(4,337)

	$1,643,997	$1,641,615

     Maturities of the Company’s borrowings for each of the next five years and thereafter as of December 31, 2008 are as follows (amounts in thousands):

Year	Maturities
2009	$4,503
2010	1,263,402
2011	97,660
2012	282,773
2013	13
Thereafter	149

$1,648,500

Senior credit facilities
     The Company’s debt structure primarily consists of a $1.8 billion senior secured credit facility (the “Credit Facility”) that includes a $1.4 billion revolving loan facility maturing in November 2010 and a $400.0 million term loan facility maturing in November 2012.
     On March 13, 2009, the Company amended the Credit Facility. Certain provisions of the amendment include the following:

▪	An increase in the maximum permitted senior leverage ratio (as defined in the Credit Facility) for fiscal quarters ending on and after March 31, 2009, as described below;

▪	An increase in the maximum permitted leverage ratio (as defined in the Credit Facility) for fiscal quarters ending on and after September 30, 2009, as described below;

▪	An increase of 125 basis points in the interest rate add-on on all revolving and term loan borrowings;

▪	Replacement of the $40.0 million per fiscal year limitation on dividends with a new cumulative limit for fiscal years beginning on and after January 1, 2009, as described below;

▪	A decrease in the permitted amount of cumulative stock repurchases, as described below;

▪	Elimination of the $500.0 million limit on incurrence of subordinated debt;

▪	The permitted incurrence of senior unsecured debt without limitation as to amount;

▪	An increase in the aggregate limit on capital expenditures;

▪	A new covenant requiring the Company at all times to maintain minimum consolidated EBITDA (as defined in the Credit Facility) of $275.0 million for the trailing four full fiscal quarters; and

▪	The permitted incurrence of new term loans to refinance existing balances owed to Credit Facility lenders who choose not to extend the maturity of their respective portions of debt outstanding under the revolving loan facility to August 10, 2012.
     In connection with amending the Credit Facility, the Company paid certain one-time fees to the lenders totaling approximately $9.0 million.
     As a result of this amendment, from and after March 16, 2009, the borrowing under the term loan facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 325 basis points or the base rate plus 225 basis points, at the Company’s option. From and after March 16, 2009, the revolving loan facility’s LIBOR margin is subject to adjustment between 200 and 300 basis points and the base rate margin is subject to adjustment between 100 and 200 basis points, in each case depending on the Company’s leverage ratio, as defined. The commitment fee on the revolving loan facility ranges from 25 to 50 basis points, depending on the leverage ratio. In the case of LIBOR- based loans, the Company has the option of selecting a one-, two-, three- or six-month interest period. The Company also has the option to select a nine- or 12-month interest period if agreed to by all Credit Facility lenders. Interest is payable at the earlier of three months from the borrowing date or upon expiration of the interest period selected. As a result of the Credit Facility amendment, the Company expects a significant increase in interest expense compared to 2008.
     At December 31, 2008, the Company’s principal debt outstanding primarily consisted of $1.26 billion under the revolving loan facility and $388.0 million under the term loan facility. All mandatory principal repayments have been made through December 31, 2008. As of December 31, 2008, the amount of the revolving loan facility available for borrowing was $135.6 million, after giving effect to $5.4 million of outstanding letters of credit. To date in 2009, the Company has borrowed $19.0 million under the revolving loan facility.
     The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of December 31, 2008, the Company was required to maintain a leverage ratio, calculated as consolidated debt divided by EBITDA as defined in the Credit Facility agreement, of no more than 6.25:1, and a senior leverage ratio, defined as senior debt divided by EBITDA, of no more than 5.25:1. As of December 31, 2008 and 2007, the Company’s leverage ratio was 5.14:1 and 5.07:1, respectively. The senior leverage ratio as of December 31, 2008 and 2007 was 5.14:1 and 5.07:1, respectively. As of December 31, 2008, the Company was required to maintain a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.25:1. As of December 31, 2008 and 2007, the Company’s fixed charge coverage ratio was 3.07:1 and 1.66:1, respectively.
     Pursuant to the terms of the amended Credit Facility, increases of 0.25:1 to 0.50:1 were made to the maximum permitted leverage ratio for each of the Company’s fiscal quarters ending on and after September 30, 2009, and increases of 0.50:1 to 1.25:1 were made to the maximum permitted senior leverage ratio for each of the Company’s fiscal quarters ending on and after March 31, 2009, including increasing the maximum permitted senior leverage ratio to 5.75:1 through the quarter ending March 31, 2010.
     Beginning in 2009, the amended Credit Facility permits the Company to make annual dividend payments of up to $30.0 million, with any unused portion of such amount permitted to be carried over to future years.
     The amended Credit Facility allows up to a total of $50.0 million in cash repurchases of the Company’s stock during the period from November 10, 2005 through the final maturity of the Credit Facility, in addition to any amount available under the dividend basket. As of December 31, 2008, the Company had paid $17.7 million to repurchase stock during the term of the Credit Facility.
     The Credit Facility amendment increases the limit on the Company’s cumulative capital expenditures by $100.0 million to $1.1 billion during the period from November 10, 2005 through the final maturity of the Credit Facility. As of December 31, 2008, capital expenditures made during the term of the Credit Facility totaled $751.4 million.

     As of December 31, 2008 and December 31, 2007, the Company was in compliance with all applicable covenants.
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
Other debt
     In connection with the acquisition of Ameristar Black Hawk in December 2004, the Company assumed debt relating to proceeds from a municipal bond issue by the Black Hawk Business Improvement District. The bonds are in the form of a $975,000 issue bearing 6.0% interest that matured on December 1, 2005 and a $2,025,000 issue bearing 6.75% interest that are due on December 1, 2011. These bonds are the obligations of the Black Hawk Business Improvement District and are payable from property tax assessments levied on Ameristar Black Hawk. The Black Hawk Business Improvement District has notified Ameristar Black Hawk that it will assess 20 semi-annual payments of $211,083, which was calculated by amortizing the $3,000,000 principal amount at 7% over 20 equal semi-annual payments. The difference in the interest rate used for the assessment and the interest rate on the bonds relates to estimated administrative costs of the Black Hawk Business Improvement District for the bond issue. The Company has accounted for the liability from this bond offering in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing Entities,” and has recorded an obligation for the total tax assessment. The Company has capitalized the cost of the improvements involved. At December 31, 2008, the outstanding principal balance relating to the municipal bonds was $1.1 million.
Fair value of long-term debt
     The fair value of the Company’s long-term debt at December 31, 2008 and 2007 approximated its book value. A significant portion of the Company’s outstanding debt consists of borrowings under the Credit Facility, which carry variable interest rates over short-term interest periods.
Note 6 — Derivative instruments and hedging activities
     On May 22, 2008, the Company entered into a forward interest rate swap with a commercial bank to fix the interest rate on certain LIBOR-based borrowings for a period of two years. The swap was designated as an effective hedge on June 2, 2008 and became effective July 18, 2008. Pursuant to the interest rate swap agreement, the Company is obligated to make quarterly fixed rate payments to the counterparty at an annual rate of 3.1975%, calculated on a notional amount of $500.0 million, while the counterparty is obligated to make quarterly floating rate payments to the Company based on three-month LIBOR for the same notional amount. The interest rate swap effectively fixes the annual interest rate payable on $500.0 million of the Company’s borrowings under its senior revolving loan facility at 3.1975% plus the applicable margin. The swap terminates on July 19, 2010.
     Effective October 20, 2008, the Company entered into an additional forward interest rate swap with another commercial bank to fix the interest rate on certain LIBOR-based borrowings. The Company is obligated to make quarterly fixed rate payments to the counterparty, calculated on a notional amount of $600.0 million, while the counterparty is obligated to make quarterly floating rate payments to the Company based on three-month LIBOR on the same notional amount. The interest rate swap effectively fixes the annual interest rate payable on $600.0 million of the Company’s borrowings under the senior revolving loan facility at 2.98% plus the applicable margin. This swap transaction terminates on July 19, 2010.
     The Company expects the swaps to be “highly effective” as cash flow hedges and, therefore, the changes in the value of the swaps (net of tax) will be recorded as accumulated other comprehensive income. With the two swap agreements, the Company has a total of $1.1 billion of its debt hedged until July 2010 at a weighted-average fixed rate of 3.08% plus the applicable margin.
     The Company measures the fair value of its interest rate swaps on a recurring basis pursuant to SFAS No. 157. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes these swap contracts as Level 2.
     At December 31, 2008, the Company’s interest rate swaps were valued as a $26.8 million liability and were included in other long-term liabilities. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable-rate debt. During 2009, the Company estimates that an additional $3.2 million will be reclassified as a reduction to interest expense. For the year ended December 31, 2008, the swaps helped to reduce the Company’s interest expense by $2.5 million. During the second quarter of 2008, the Company recorded a total of $0.7 million in other income in the consolidated statement of operations as a result of hedge ineffectiveness on the $500.0 million swap and a change in the fair value of the swap before it was designated as a hedge. For the remainder of 2008, the $500.0 million swap had no impact on other income due to the swap being designated as an effective hedge. Accordingly, changes in the swap’s fair value during the remainder of 2008 were recognized in accumulated other comprehensive income.
Note 7 — Leases
Operating leases
     The Company maintains operating leases for certain office facilities, vehicles, office equipment, signage and land. Rent expense under operating leases totaled $3.6 million, $3.5 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     Future minimum lease payments required under operating leases for each of the five years subsequent to December 31, 2008 and thereafter are as follows (amounts in thousands):

Year	Payments
2009	$4,474
2010	3,636
2011	3,239
2012	3,082
2013	276
Thereafter	494

$15,201

Note 8 — Benefit plans
401(k) plan
     The Company maintains a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements. Plan participants can elect to defer before-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 50% of eligible participants’ deferrals that do not exceed 4% of their pay (subject to limitations imposed by the Internal Revenue Code). The Company’s matching contributions were $2.6 million, $2.2 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Neither the 401(k) plan nor any other Company benefit plan holds or invests in shares of the Company’s common stock or derivative securities based on the Company’s common stock.
Health benefit plan
     The Company maintains a qualified employee health benefit plan that is self-funded by the Company with respect to claims below a certain amount. The plan requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $39.6 million, $31.8 million and $27.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. At both December 31, 2008 and 2007, estimated liabilities for unpaid and incurred but not reported claims totaled $5.8 million.
Deferred compensation plan
     On April 1, 2001, the Company adopted a non-qualified deferred compensation plan for certain highly compensated employees, which was amended and restated effective January 1, 2008. The Company matches, on a dollar-for-dollar basis, up to the first 5% of participants’ annual salary and bonus deferrals in each participant’s account. Matching contributions by the Company for the years ended December 31, 2008, 2007 and 2006 were $1.0 million, $0.9 million and $0.9 million, respectively. The Company’s obligation under the plan represents an unsecured promise to pay benefits in the future and in the event of bankruptcy of the Company, assets of the plan would be available to satisfy the claims of general creditors. To increase the security of the participants’ deferred compensation plan benefits, the Company has established and funded a grantor trust (known as a “rabbi trust”). The rabbi trust is specifically designed so that assets are available to pay plan benefits to participants in the event the Company is unwilling or unable to pay the plan benefits for any reason other than insolvency. As a result, the Company is prevented from withdrawing or accessing assets for corporate needs. Plan participants choose to receive a return on their account balances equal to the return on various investment options. The Company currently invests plan assets in an equity-based life insurance product of which the rabbi trust is the owner and beneficiary.
     As of December 31, 2008 and 2007, plan assets were $14.4 million and $14.8 million, respectively, and are reflected in other assets in the accompanying consolidated balance sheets. The liabilities due the participants were $11.8 million and $14.2 million as of December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007 and 2006, net deferred compensation expense was $1.1 million, $2.3 million and $0.1 million, respectively.

Note 9 — Stock-Based Compensation
      The Company has various stock incentive plans for directors, officers, employees, consultants and advisers of the Company. The plans permit the grant of non-qualified stock options, incentive (qualified) stock options, restricted stock awards, restricted stock units, performance share units or any combination of the foregoing. The maximum number of shares available for issuance under the plans is 16.0 million (net of awards that terminate or are canceled without being exercised or vesting), subject to certain limitations. At December 31, 2008, 2.3 million shares were available for issuance. The Compensation Committee of the Board of Directors administers the plans and has broad discretion to establish the terms of stock awards, including, without limitation, the power to set the term (up to 10 years), vesting schedule and exercise price of stock options.
     Stock options
     Stock options are valued at the date of award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. The outstanding stock options generally vest over four or five years and have seven-year or 10-year contractual terms.
     Summary information for stock option activity under the Company’s plans is as follows:

	Years ended December 31,
	2008		2007		2006
		Weighted-		Weighted-		Weighted-
	Options	Average	Options	Average	Options	Average
	(Amounts in	Exercise	(Amounts in	Exercise	(Amounts in	Exercise
	Thousands)	Price	Thousands)	Price	Thousands)	Price
Outstanding at beginning of year	5,632	$21.91	6,233	$20.44	5,782	$15.96
Granted	769	12.81	623	29.50	1,910	27.69
Exercised	(98)	8.77	(1,008)	17.26	(884)	8.92
Forfeited or expired	(1,084)	24.42	(216)	23.08	(575)	17.17

Outstanding at end of year	5,219	$20.30	5,632	$21.91	6,233	$20.44

Options exercisable at end of year	3,047	$19.03	2,479	$17.19	2,169	$15.83
     The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.9 million, $15.6 million and $13.4 million, respectively. The aggregate intrinsic value of options outstanding was $1.0 million, $37.6 million and $127.4 million at December 31, 2008, 2007 and 2006, respectively. The aggregate intrinsic value of options exercisable at December 31, 2008, 2007 and 2006 was $1.0 million, $26.5 million and $34.3 million, respectively. The intrinsic value of a stock option is the excess of the Company’s closing stock price over the exercise price, multiplied by the number of in-the-money options.
     At December 31, 2008, the weighted-average remaining contractual life for stock options outstanding and exercisable stock options was 4.8 years and 3.6 years, respectively.
     During the years ended December 31, 2008, 2007 and 2006, the amount of cash received by the Company from the exercise of stock options was $0.9 million, $17.4 million and $7.9 million, respectively.
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

	Years ended December 31,
	2008	2007	2006
Weighted-average fair value per share of options granted during the year (estimated on grant date using the Black-Scholes-Merton option pricing model)	$4.05	$9.82	$9.54

Weighted-average assumptions:
Expected stock price volatility	50%	40%	39%
Risk-free interest rate	2.9%	4.0%	4.6%
Expected option life (years)	4	4	4
Expected annual dividend yield	3.0%	1.4%	1.5%
     The following table summarizes the Company’s unvested stock option activity for the year ended December 31, 2008:

	Shares	Weighted-Average
	(Amounts in	Exercise Price (per
	Thousands)	Share)

Unvested at January 1, 2008	3,083	$25.79
Granted	769	12.81
Vested	(837)	23.92
Forfeited	(843)	24.88

Unvested at December 31, 2008	2,172	$22.08
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
     Performance share units
     In December 2007, the Company also began granting performance share units to certain employees. These performance share units are intended to focus participants on the Company’s long-range objectives, while at the same time serving as a retention mechanism. The fair value of the performance share units is based on the market price of the Company’s shares on the grant date. These grants are earned over a two-year period based on actual performance against defined objectives. Expense associated with these performance-based grants is recognized in periods after performance targets are established. Based on the extent to which the performance objectives are achieved, earned shares may range from zero percent to 200 percent of the original grant amount. Performance share units represent 8.5% of unvested restricted equity awards outstanding at December 31, 2008.
     The following table summarizes the Company’s unvested restricted stock, restricted stock unit and performance share unit activity for the year ended December 31, 2008:

		Weighted-Average
	Shares/Units	Grant Date Fair
	(Amounts in	Value (per
	Thousands)	Share/Unit)

Unvested at January 1, 2008	437	$27.02
Granted	773	12.83
Vested	(78)	25.10
Forfeited	(135)	25.64

Unvested at December 31, 2008	997	$16.36

     For the years ended December 31, 2008, 2007 and 2006, there was $10.6 million, $12.0 million and $7.8 million, respectively, of compensation cost related to non-qualified stock options, restricted stock, restricted stock units and performance share units recognized in operating results (included in selling, general and administrative expenses). As of December 31, 2008, there was approximately $23.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.
Note 10 — Stock Repurchases
     In July 2006, the Company’s Board of Directors approved the repurchase of up to 2.8 million shares of the Company’s common stock, representing approximately 5% of its issued and outstanding common stock, in a stock repurchase program. The shares may be repurchased from time to time during the three-year period ending July 24, 2009 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. During the year ended December 31, 2007, the Company repurchased 0.4 million shares at an average price of $25.65 per share. For the year ended December 31, 2006, the Company repurchased 0.4 million shares at an average price of $19.49 per share. As of December 31, 2008, a total of 0.8 million shares have been repurchased at an aggregate cost of $17.7 million, an average of $22.43 per share.
Note 11 — Acquisition of Ameristar East Chicago
     On September 18, 2007, the Company acquired all of the outstanding membership interests of RIH Acquisitions IN, LLC, an Indiana limited liability company now known as Ameristar Casino East Chicago, LLC (“ACEC”), from Resorts International Holdings, LLC. ACEC owns and operates the Ameristar East Chicago casino and hotel in East Chicago, Indiana.
     The Company paid $671.4 million, net of cash acquired, for ACEC. The Company incurred approximately $4.8 million in acquisition costs that were included in the purchase price and $3.7 million in capitalized debt issuance costs, which are amortized as interest expense over the remaining term of the revolving loan facility.

     The acquisition was treated as a purchase transaction. Accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company obtained a third-party valuation of the assets acquired and liabilities assumed, and assigned the following values based upon the Company’s review of the third-party valuation:

September 18, 2007
(Amounts in Thousands)
Current assets, including $8,272 of cash acquired	$17,545
Property and equipment	177,270
Goodwill	262,247
Gaming license and other intangible assets	233,030
Assumed liabilities	(10,400)

Net assets acquired	$679,692

     The unaudited pro forma consolidated results of operations, as if the acquisition of Ameristar East Chicago had occurred on January 1, 2006, are as follows:

	Years Ended December 31,
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

     Note 12 — Goodwill and Other Intangible Assets
      The following table summarizes the activity relating to goodwill and other intangible assets for the year ended December 31, 2008:

	Net carrying			Net carrying
	amount at	Amortization/		amount at
	December 31,	purchase price		December 31,
	2007	adjustments	Impairments	2008
	(Amounts in Thousands)
Goodwill:
Ameristar East Chicago acquisition	$262,247	$1,193	$(130,300)	$133,140
Missouri properties acquisition	75,784	(1,204)	—	74,580
Other	5	—	—	5

	338,036	(11)	(130,300)	207,725

Other Intangible Assets:
Ameristar East Chicago gaming license	231,400	—	(184,200)	47,200
Ameristar East Chicago trade name and customer list	1,246	(1,001)	—	245

	232,646	(1,001)	(184,200)	47,445

	$570,682	$(1,012)	$(314,500)	$255,170

     At December 31, 2008, the Company had approximately $207.7 million in goodwill and $47.4 million in other intangible assets on its consolidated balance sheet resulting from the acquisition of Ameristar East Chicago in September 2007 and the Missouri properties in December 2000. As required under SFAS No. 142, the Company performed an annual assessment of its goodwill and indefinite-lived intangible assets to determine if the carrying value exceeded the fair value. Additionally, SFAS No. 142 requires an immediate impairment assessment if a change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In addition to its annual fourth quarter review, the Company performed an impairment review of Ameristar East Chicago’s goodwill and intangible assets during the first quarter of 2008 due to a significant deterioration of the debt and equity capital markets, weakening economic conditions and changes in forecasted operations that materially affected the property’s fair value.
      The Company performs an impairment review under a two-step method required by SFAS No. 142. Under the first step, the Company is required to estimate the fair value of reporting units to determine if any implied impairment exists. The Company utilizes both the market approach and the income approach present value techniques in the determination of fair value. Under the market approach, the value of invested capital is derived through industry multiples and other assumptions. The income approach requires fair value to be measured through the present value of future cash flows expected to be generated by the reporting unit. Taking into account both the income and market approach fair value estimates, the Company determined that the carrying value of Ameristar East Chicago exceeded the fair value and the Company was required to perform the second step of the impairment test.
      In step two of the impairment test, the Company determined the implied value of goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. The implied fair value of the Ameristar East Chicago goodwill was less than the carrying value and the excess was recorded as an impairment charge.
      The gaming license for Ameristar East Chicago was also tested for impairment under SFAS No. 142 using an excess earnings valuation technique. The fair value calculated for the gaming license was less than the carrying value and an impairment charge was recorded for the difference.
      The impairment assessments performed in the first and fourth quarters of 2008 resulted in a total of $314.5 million of impairment charges relating to the goodwill and gaming license acquired in the purchase of the East Chicago property. The 2008 impairment charges reduced the gaming license by $184.2 million and goodwill by $130.3 million.
     Intangible assets initially recorded as part of the Ameristar East Chicago acquisition included a customer list with an estimated value of $0.4 million and an estimated useful life of five years and a trade name with an estimated value of $1.2 million and an estimated useful life of one year. Goodwill and the East Chicago gaming license, which has an indefinite life, are not amortized.
     For the year ended December 31, 2008, goodwill relating to the Missouri properties acquisition decreased $1.2 million. Goodwill will continue to be reduced through 2016 by annual tax benefits of $1.2 million resulting from differences in the values assigned to certain purchased assets for financial reporting and tax purposes.

Note 13 — Commitments and contingencies
     St. Charles Hotel Project Construction Litigation. In November 2005, Ameristar Casino St. Charles, Inc. (“ACSCI”) entered into a contract (the “Contract”) with Walton Construction Company, L.L.C. (“Walton”), pursuant to which Walton was to provide general contracting and construction management services for the construction of the 397-suite hotel and related amenities at Ameristar St. Charles. The Contract provides for payment of the actual cost of the work subject to a guaranteed maximum price (“GMP”).
     The original Contract completion date was November 12, 2007 and that date was extended to December 7, 2007 by written amendment in March 2007. While the Company was able to open the hotel facility in stages as it was being completed in the first half of 2008 in order to mitigate damages from the delay, the project was not substantially completed until June 2008. After the March 2007 amendment, Walton asserted various claims for additional compensation, in excess of the agreed-upon GMP, based on alleged changes to the Contract scope of work and asserted delays and other impacts to the completion of the project. The Company reviewed and rejected many of these claims, but did accept others and issued appropriate change orders to Walton. The current GMP, as agreed to by the Company, is slightly less than $201 million.
     On June 20, 2008, Walton filed a mechanic’s lien against the St. Charles property. In addition, on that same day, Walton filed suit in the Circuit Court of St. Charles County, Missouri seeking recovery of the amounts included in its mechanic’s lien. Walton also has sought interest on unpaid amounts pursuant to the Missouri Prompt Pay Act, which imposes 1.5% per month interest on amounts that are not paid pursuant to the terms of an enforceable contract and permits recovery of attorneys’ fees by the “prevailing party” in the dispute.
     Walton’s lawsuit and lien essentially claim that the GMP ought to be increased to approximately $224.5 million, with the increase representing certain amounts allegedly due to subcontractors for work performed as well as amounts claimed by Walton for its own management, supervision and general conditions. Since the filing of the lien and lawsuit, the Company has been working to resolve the various claims for subcontractor work directly with the affected subcontractors. The Company currently expects that these efforts will result in it making a total contract expenditure (inclusive of amounts previously paid to Walton pursuant to the GMP and amounts paid directly to subcontractors) of approximately $201 million. The Company believes that the additional amounts claimed by Walton in its lawsuit (approximately $23 million) primarily relate to the claims that Walton has asserted for its own extended general conditions, added contingency and other costs for its own account. All those claims will remain disputed and contested by Ameristar. The Company has also filed a counterclaim against Walton seeking damages in excess of $5 million based on the delay in completion of the project and defective and deficient work by Walton.
     The Company intends to vigorously defend against Walton’s claims and assert its own claims. The litigation is currently in the discovery stage.
     In addition to Walton’s mechanic’s lien, certain subcontractors to Walton have filed mechanic’s liens against the St. Charles property, and some also filed suit to foreclose on such liens. As the Company settles claims directly with various subcontractors, it expects that a number of these liens and lawsuits will be dismissed.
     East Chicago Local Development Agreement Litigation. In 1994, Showboat Casino Marina Partnership (“Showboat”), the original owner of the Company’s East Chicago casino property, entered into a local development agreement (the “LDA”), agreeing to pay 3.75% of its adjusted gross receipts (“AGR”) for local economic development purposes. The payments were to be made: (a) 1% to the City of East Chicago (the “City”); (b) 1% each to two separate community non-profit foundations, which subsequently merged with each other (the “Foundation”); and (c) 0.75% to East Chicago Second Century, Inc., a for-profit Indiana corporation formed by Showboat to pursue local economic development (“Second Century”). In 1999, Showboat sold the property to an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). During the entire period that Showboat and Harrah’s owned the property, they paid 3.75% of their AGR to these entities. In April 2005, RIH Acquisitions IN, LLC (“RIH”) (now known as “Ameristar Casino East Chicago, LLC”) purchased the property from Harrah’s. Shortly before that time, the City began to assert a right to all of the LDA funds.
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
     After the Company acquired RIH on September 18, 2007, in accordance with the purchase agreement, RIH opened a new separate interest-bearing bank account under our federal tax identification number and transferred the entire balance in the former separate account to this new account. RIH has continued to deposit 0.75% of its AGR into this account. As of February 28, 2009, this account had a balance of approximately $6.7 million.
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
     On June 1, 2007, prior to the closing of the Company’s acquisition of RIH, Second Century filed a complaint against ACI and RIH in Superior Court of Marion County, Indiana. The complaint alleges that RIH’s action to stop making LDA payments to Second Century and instead make the payments to the separate bank account was a breach of the LDA, conversion, criminal conversion and constructive fraud. Second Century is seeking to recover an amount equal to the 0.75% of AGR payments it claims should have been made to it since June 15, 2006, compensatory damages, treble damages under Indiana’s crime victims statute and its attorneys’ fees, and is also seeking a declaration from the court that ACI is now bound by the LDA and is required to pay 0.75% of RIH’s AGR to Second Century.
     In December 2007, the court issued an order requiring RIH to continue paying the 0.75% of AGR payments to the separate bank account and to hold all the funds in that account until it or another court of competent jurisdiction orders otherwise.
     Second Century moved for partial summary judgment against RIH, seeking rulings that RIH is in breach of the LDA and that its failure to pay the LDA funds to Second Century amounts to criminal conversion (which would entitle Second Century to treble damages and its attorneys’ fees). In January 2008, ACI and RIH filed a response opposing the motion for summary judgment and seeking summary judgment in favor of RIH on both the contract and conversion claims. The City also filed a brief in opposition to Second Century’s motion for partial summary judgment. On September 4, 2008, the court issued an amended order granting summary judgment in favor of ACI and RIH and denying summary judgment in favor of Second Century on Second Century’s conversion claim. The court denied each party’s motion for summary judgment on Second Century’s breach of contract claim. The court entered a final judgment on the conversion claim on October 23, 2008. Second Century filed a motion to reconsider the court’s order directing entry of final judgment, which the court denied on January 27, 2009.
     The Company has not taken a position on the merits of the other parties’ disputes over the LDA funds, and has stated that it is committed to continue paying the 3.75% of AGR for local economic development purposes, unless a court of competent jurisdiction orders otherwise. The Company intends to comply with the court’s order requiring RIH to hold the Second Century LDA funds in the separate account, and another Marion County Superior Court’s order entered in December 2007 requiring RIH to hold the Foundation LDA funds in a different segregated bank account, and to vigorously contest any claims against the Company seeking money beyond its stated commitment to pay 3.75% of RIH’s AGR for local economic development purposes.
     From time to time, the Company is a party to other litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material impact on its financial position, results of operations or cash flows.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December

31, 2008 and 2007, the estimated liabilities for unpaid and incurred but not reported claims totaled $12.3 million and $12.1 million, respectively. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.
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
     The Company has provided an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $2.6 million as of December 31, 2008 and may be subsequently reduced as principal and interest mature under the revenue bonds. Additionally, the Company is obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds, as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through December 31, 2008, the Company had paid $2.1 million in shortfalls and other costs. As required by the agreements, the Company anticipates that it will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and has recorded a corresponding receivable as of December 31, 2008.
Note 14 — Selected Quarterly Financial Results (Unaudited)
     The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2008 and 2007.

	For the fiscal quarters ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	Total
	(Amounts in Thousands, Except Per Share Data)
Net revenues	$324,768	$328,097	$321,401	$293,636	$1,267,902
(Loss) income from operations	(77,056)	48,005	46,243	(148,110)	(130,918)
(Loss) income before income tax (benefit) provision	(99,659)	32,311	25,898	(169,420)	(210,870)
Net (loss) income (1)	(60,930)	17,022	14,332	(101,097)	(130,672)

Basic (loss) earnings per share (2)	$(1.07)	$0.30	$0.25	$(1.77)	$(2.28)
Diluted (loss) earnings per share (2)	$(1.07)	$0.29	$0.25	$(1.77)	$(2.28)

	For the fiscal quarters ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	Total
	(Amounts in Thousands, Except Per Share Data)
Net revenues	$259,146	$253,229	$265,372	$302,776	$1,080,523
Income from operations	49,916	43,339	45,953	34,505	173,713
Income before income tax provision (1)	38,963	32,300	33,456	11,780	116,498
Net income	23,951	17,270	19,974	8,238	69,433
Basic earnings per share (2)	$0.42	$0.30	$0.35	$0.14	$1.22
Diluted earnings per share (2)	$0.41	$0.30	$0.34	$0.14	$1.19

(1)	The sum of the amounts for the four quarters does not equal the total for the year due to rounding.

(2)	Because earnings (loss) per share amounts are calculated using the weighted-average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per-share amounts for the four quarters may not equal the total earnings (loss) per share amounts for the year.