Form 10-Q
period 2009-03-31
AMERISTAR CASINOS INC
filed 2009-05-11
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2009, 57,397,191 shares of Common Stock of the registrant were outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	March 31,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current Assets:
Cash and cash equivalents	$85,738	$73,726
Restricted cash	6,425	6,425
Accounts receivable, net	8,383	12,635
Inventories	7,611	7,926
Prepaid expenses	13,818	8,029
Deferred income taxes	1,552	10,473

Total current assets	123,527	119,214

Property and Equipment, at cost:
Buildings and improvements	1,661,715	1,657,835
Furniture, fixtures and equipment	510,506	510,843

	2,172,221	2,168,678
Less: accumulated depreciation and amortization	(676,485)	(655,422)

	1,495,736	1,513,256

Land	83,097	83,183
Construction in progress	209,275	176,518

Total property and equipment, net	1,788,108	1,772,957

Goodwill and other intangible assets	254,833	255,170
Deferred income taxes	2,404	16,219
Deposits and other assets	71,964	61,678

TOTAL ASSETS	$2,240,836	$2,225,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,059	$27,520
Construction contracts payable	29,853	37,121
Income taxes payable	445	3,563
Accrued liabilities	118,280	116,313
Current maturities of long-term debt	4,297	4,503

Total current liabilities	170,934	189,020

Long-term debt, net of current maturities	1,646,902	1,643,997
Deferred compensation and other long-term liabilities	50,654	53,441

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 58,180,463 and 58,093,041 shares; Outstanding — 57,378,184 and 57,300,719 shares	582	581
Additional paid-in capital	249,720	246,662
Accumulated other comprehensive loss	(26,606)	(27,295)
Treasury stock, at cost (802,279 and 792,322 shares)	(17,801)	(17,719)
Retained earnings	166,451	136,551

Total stockholders’ equity	372,346	338,780

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,240,836	$2,225,238

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Casino	$322,878	$331,757
Food and beverage	37,964	40,370
Rooms	14,676	10,940
Other	8,199	9,577

	383,717	392,644
Less: Promotional allowances	(67,880)	(67,876)

Net revenues	315,837	324,768

Operating Expenses:
Casino	144,344	155,543
Food and beverage	16,505	18,978
Rooms	2,232	2,530
Other	3,392	6,075
Selling, general and administrative	53,534	64,113
Depreciation and amortization	26,472	25,520
Impairment loss on assets	52	129,065

Total operating expenses	246,531	401,824

Income (loss) from operations	69,306	(77,056)

Other Income (Expense):
Interest income	143	227
Interest expense, net of capitalized interest	(16,915)	(22,053)
Net (loss) gain on disposition of assets	(5)	75
Other	(445)	(852)

Income (Loss) Before Income Tax Provision (Benefit)	52,084	(99,659)
Income tax provision (benefit)	22,184	(38,729)

Net Income (Loss)	$29,900	$(60,930)

Earnings (Loss) Per Share:
Basic	$0.52	$(1.07)

Diluted	$0.52	$(1.07)

Cash Dividends Declared Per Share	$—	$0.11

Weighted-Average Shares Outstanding:
Basic	57,349	57,149

Diluted	57,586	57,149

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$29,900	$(60,930)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,472	25,520
Amortization of debt issuance and amendment costs	800	528
Stock-based compensation expense	2,549	3,050
Impairment loss on assets	52	129,065
Net loss (gain) on disposition of assets	5	(75)
Net change in deferred income taxes	23,254	(49,539)
Excess tax benefit from stock option exercises	(132)	(172)
Net change in fair value of swap agreements	8	—
Net change in deferred compensation liability	(2,167)	696
Changes in operating assets and liabilities:
Accounts receivable, net	4,252	(640)
Income tax refunds receivable	—	13,539
Inventories	315	(138)
Prepaid expenses	(5,789)	(4,002)
Accounts payable	(9,461)	1,800
Income taxes payable	(2,986)	6,411
Accrued liabilities	1,967	6,813

Net cash provided by operating activities	69,039	71,926

Cash Flows from Investing Activities:
Capital expenditures	(41,820)	(63,100)
(Decrease) increase in construction contracts payable	(7,268)	8,524
Proceeds from sale of assets	140	760
Increase in deposits and other non-current assets	(1,536)	(6,066)

Net cash used in investing activities	(50,484)	(59,882)

Cash Flows from Financing Activities:
Debt borrowings	24,000	—
Principal payments of debt	(21,301)	(26,196)
Debt amendment costs	(9,670)	—
Cash dividends paid	—	(6,002)
Proceeds from stock option exercises	378	383
Purchases of treasury stock	(82)	—
Excess tax benefit from stock option exercises	132	172

Net cash used in financing activities	(6,543)	(31,643)

Net Increase (Decrease) in Cash and Cash Equivalents	12,012	(19,599)

Cash and Cash Equivalents — Beginning of Period	73,726	98,498

Cash and Cash Equivalents — End of Period	$85,738	$78,899

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$17,270	$23,557

Cash paid (received) for federal and state income taxes, net of refunds received	$270	$(10,000)

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Principles of consolidation and basis of presentation
     The accompanying consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates eight casino properties in seven markets. The Company’s portfolio of casinos consists of: Ameristar Casino Resort Spa St. Charles (serving the St. Louis, Missouri metropolitan area); Ameristar Casino Hotel East Chicago (serving the Chicagoland area); Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area); Ameristar Casino Hotel Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Casino Hotel Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Casino Black Hawk (serving the Denver, Colorado metropolitan area); and Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
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
     Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies, significant accounting policies and basis of presentation are discussed where appropriate in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. In addition, critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008.
     The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Note 2 — Accounting pronouncements
Recently adopted accounting pronouncements
     In March 2008, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about a company’s derivative and hedging activities. The provisions were effective for the Company as of January 1, 2009. The new disclosures required by this statement are included in “Note 7 — Derivative instruments and hedging activities.”

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141(R) changes the accounting treatment for certain specific acquisition-related items, including: (1) expensing acquisition-related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) was effective for the Company on January 1, 2009, and the Company will apply SFAS No 141(R) prospectively to all business combinations subsequent to the effective date. The Company expects SFAS No. 141(R) will have an impact on its accounting for future business combinations, but the effect is dependent upon the acquisitions, if any, that are made in the future.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” as amended in February 2008 by FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 clarifies how to measure fair value as permitted under other accounting pronouncements, but does not require any new fair value measurements. FSP No. 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, the Company partially adopted the provisions of SFAS No. 157 effective January 1, 2008, without any material impact to the Company’s financial position, results of operations or cash flows. The remaining provisions of SFAS No. 157 that were adopted beginning in 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.
Recently issued accounting pronouncements
     In April 2009, the FASB issued the following three new FSPs, all of which impact the accounting and disclosure related to certain financial instruments:
▪	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability.

▪	FSP FAS 115-2 and FAS 124-2, “Recognition of Other-Than-Temporary Impairment,” provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires additional disclosures about impairments in interim and annual reporting periods.

▪	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” amends SFAS No. 107 to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.
     All three FSPs are required to be adopted for interim periods ending after June 15, 2009. The Company does not expect adoption of these FSPs to have a material impact on its financial position, results of operations or cash flows.

Note 3 — Stockholders’ equity
     Changes in stockholders’ equity for the three months ended March 31, 2009 were as follows:

(Amounts in Thousands)
Balance at December 31, 2008	$338,780
Net income	29,900
Change in accumulated other comprehensive loss	689
Stock-based compensation	2,549
Proceeds from exercise of stock options	378
Tax benefit from stock option exercises	132
Restricted shares remitted for tax withholding	(82)

Balance at March 31, 2009	$372,346

     Accumulated other comprehensive loss includes changes in the fair value of interest rate swaps, which qualify for hedge accounting.
Note 4 — Earnings (loss) per share
     The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share are computed by dividing reported earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the three months ended March 31, 2009, all outstanding options with an exercise price lower than the market price have been included in the calculation of diluted earnings per share. For the three months ended March 31, 2008, diluted loss per share excludes the additional dilution from all potentially dilutive securities.
     The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months
	Ended March 31,
	2009	2008
	(Amounts in Thousands)
Weighted-average number of shares outstanding — basic earnings (loss) per share	57,349	57,149

Dilutive effect of stock options	237	—

Weighted-average number of shares outstanding — diluted earnings (loss) per share	57,586	57,149

     For the three months ended March 31, 2009 and 2008, potentially dilutive stock options excluded from the earnings (loss) per share computation, as their effect would be anti-dilutive, were 4.5 million and 3.7 million, respectively.
Note 5 — Goodwill and other intangible assets
     As required under SFAS No. 142, the Company performs an annual assessment of its goodwill and other indefinite-lived intangible assets to determine if the carrying value exceeds the fair value. Additionally, SFAS No. 142 requires an immediate impairment assessment if a change in circumstances can materially negatively affect the fair value of the intangible assets. For the three months ended March 31, 2009, there were no impairment charges relating to goodwill and indefinite-lived intangible assets. During the first quarter of 2008, the Company assessed its intangible assets for impairment due to a significant deterioration of the debt and equity capital markets, weakening economic conditions and changes in the forecasted operations of Ameristar East Chicago that materially affected the property’s fair value. As a result, the Company recorded a total of $129.0 million in impairment charges relating to the goodwill and gaming license acquired in the purchase of the East Chicago property. The impairment charges reduced goodwill by $77.0 million and the gaming license by $52.0 million in the first quarter of 2008. The Company will perform its annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of 2009.
Note 6 — Long-term debt
     The Company’s debt structure primarily consists of a $1.8 billion senior secured credit facility (the “Credit Facility”) that includes a $1.4 billion revolving loan facility maturing in November 2010 and a $400.0 million term loan facility maturing in November 2012.
     On March 13, 2009, the Company amended the Credit Facility to increase the maximum permitted leverage and senior leverage ratios. Additionally, the amendment expanded the Company’s ability to incur unsecured debt and allowed it to request lenders to extend the maturity of their respective portions of the revolving loan facility from November 10, 2010 to August 10, 2012. The amendment also increased the interest rate add-on for term loan and revolving loan borrowings under the Credit Facility by 125 basis points. In connection with the amendment, the Company paid one-time fees and expenses totaling approximately $9.7 million, substantially all of which was capitalized and will be amortized over the remaining term of the Credit Facility.
     As a result of the amendment, from and after March 16, 2009, the borrowing under the term loan facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 325 basis points or the base rate plus 225 basis points, at the Company’s option. From and after March 16, 2009, the revolving loan facility’s LIBOR margin is subject to adjustment between 200 and 300 basis points and the base rate margin is subject to adjustment between 100 and 200 basis points, in each case depending on the Company’s leverage ratio, as defined. The commitment fee on the revolving loan facility ranges from 25 to 50 basis points, depending on the leverage ratio. In the case of LIBOR-based loans, the Company has the option of selecting a one-, two-, three- or six-month interest period. The Company also has the option to select a nine- or 12-month interest period if agreed to by all Credit Facility lenders. Interest is payable at the earlier of three months from the borrowing date or upon expiration of the interest period selected. As a result of the Credit Facility amendment, the Company expects a significant increase in interest expense compared to 2008.
     At March 31, 2009, the Company’s debt outstanding primarily consisted of $1.26 billion under the revolving loan facility and $387.0 million under the term loan facility. All mandatory principal repayments have been made through March 31, 2009. As of March 31, 2009, the amount of the revolving loan facility available for borrowing was $133.4 million, after giving effect to $3.6 million of outstanding letters of credit.
     The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of March 31, 2009, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA for the prior four full fiscal quarters, of no more than 6.00:1, and a senior leverage ratio, defined as consolidated senior debt divided by EBITDA for the prior four full fiscal quarters, of no more than 5.75:1. As of March 31, 2009 and December 31, 2008, the Company’s leverage ratio was 4.93:1 and 5.14:1, respectively. The senior leverage ratio as of March 31, 2009 and December 31, 2008 was 4.93:1 and 5.14:1, respectively. As of March 31, 2009 and December 31, 2008, the Company was in compliance with all applicable covenants.

Fair value of long-term debt
     The fair value of the Company’s long-term debt at March 31, 2009 and December 31, 2008 approximated its book value. Substantially all of the Company’s outstanding debt consists of borrowings under the Credit Facility, which carry variable interest rates over short-term interest periods.
Note 7 — Derivative instruments and hedging activities
     Effective January 1, 2009, the Company adopted SFAS No. 161. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.
     On May 22, 2008, the Company entered into a forward interest rate swap with a commercial bank to fix the interest rate on certain LIBOR-based borrowings under the Credit Facility for a period of two years. The swap was designated as an effective hedge on June 2, 2008 and became effective July 18, 2008. Pursuant to the interest rate swap agreement, the Company is obligated to make quarterly fixed rate payments to the counterparty at an annual rate of 3.1975%, calculated on a notional amount of $500.0 million, while the counterparty is obligated to make quarterly floating rate payments to the Company based on three-month LIBOR on the same notional amount. The interest rate swap effectively fixes the annual interest rate payable on $500.0 million of the Company’s borrowings under its senior revolving loan facility at 3.1975% plus the applicable margin, which is currently 2.875%. The swap terminates on July 19, 2010.
     Effective October 20, 2008, the Company entered into an additional forward interest rate swap with another commercial bank to fix the interest rate on certain LIBOR-based borrowings under the Credit Facility. The Company is obligated to make quarterly fixed rate payments to the counterparty, calculated on a notional amount of $600.0 million, while the counterparty is obligated to make quarterly floating rate payments to the Company based on three-month LIBOR on the same notional amount. The interest rate swap effectively fixes the annual interest rate payable on $600.0 million of the Company’s borrowings under the senior revolving loan facility at 2.98% plus the applicable margin. This swap transaction terminates on July 19, 2010.
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
     At March 31, 2009, the Company’s interest rate swaps were valued as a $26.1 million liability and were included in other long-term liabilities. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable-rate debt. For the three months ended March 31, 2009, the swaps increased the Company’s interest expense by $3.5 million. During the first quarter of 2009, the Company recorded a total of $0.1 million in other income in the consolidated statement of operations as a result of hedge ineffectiveness on the $500.0 million swap and a change in the fair value of the swap before it was designated as a hedge.
Note 8 — Stock-based compensation
     The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.”
     Stock-based compensation expense totaled $2.5 million and $3.1 million for the three months ended March 31, 2009 and 2008, respectively. The associated future income tax benefit recognized was $0.1 million and $0.2 million during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was approximately $21.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.
     The weighted-average fair value at the grant date of options granted during the first quarter of 2009 and 2008 was $5.06 and $6.09, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the three months ended March 31, 2009 and 2008:

	March 31,	March 31,
	2009	2008
Weighted average assumptions:
Expected stock price volatility	62.9%	46.4%
Risk-free interest rate	1.5%	2.3%
Expected option life (years)	4.2	4.2
Expected annual dividend yield	1.9%	2.3%

     Stock option activity during the quarter ended March 31, 2009 was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(In Thousands)	Price	(Years)	(In Thousands)
Outstanding at December 31, 2008	5,219	$20.30
Granted	41	11.48
Exercised	(88)	4.45
Forfeited or expired	(265)	22.28

Outstanding at March 31, 2009	4,907	$20.40	4.8	$3,017

Options exercisable at March 31, 2009	2,880	$19.36	3.6	$2,780
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on March 31, 2009. The intrinsic value of a stock option is the excess of the Company’s closing stock price on March 31, 2009 over the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0.4 million and $0.6 million, respectively.
     The following table summarizes the Company’s unvested stock option activity for the quarter ended March 31, 2009:

		Weighted-
		Average
	Shares	Exercise Price
	(In Thousands)	(per Share)
Unvested at December 31, 2008	2,172	$22.08
Granted	41	11.48
Vested	(89)	20.33
Forfeited	(97)	23.40

Unvested at March 31, 2009	2,027	$21.88
     The following table summarizes the Company’s unvested restricted stock, restricted stock unit and performance share unit activity for the quarter ended March 31, 2009:

		Weighted-
		Average Grant
	Shares/Units	Date Fair Value
	(In Thousands)	(per Share/Unit)
Unvested at December 31, 2008	997	$16.36
Granted	41	5.71
Vested	(37)	17.74
Forfeited	(39)	16.92

Unvested at March 31, 2009	962	$15.42

Note 9 — Income taxes
     At March 31, 2009 and December 31, 2008, unrecognized tax benefits totaled $16.2 million and $16.1 million, respectively. The total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.6 million at March 31, 2009 and December 31, 2008. As of March 31, 2009, accrued interest and penalties totaled $3.0 million, of which $2.1 million would affect the effective tax rate if recognized.
     In connection with the impairment of intangible assets at Ameristar East Chicago, the Company recorded a deferred tax benefit of $52.3 million during the three months ended March 31, 2008. The tax effect of the impairment was reflected in the effective tax rate of 38.9% for the quarter ended March 31, 2008.
     The Company files income tax returns in numerous tax jurisdictions. The statutes of limitations vary by jurisdiction with certain of these statutes expiring without examination each year. With the normal expiration of statutes of limitations, the Company anticipates that the amount of unrecognized tax benefits will decrease by $2.2 million within the next 12 months. With few exceptions, the Company is no longer subject to examinations by federal or state taxing authorities for years ended on or before December 31, 2004.
Note 10 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At March 31, 2009 and December 31, 2008, the estimated liabilities for unpaid and incurred but not reported claims totaled $11.9 million and $12.3 million, respectively. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with eight properties in operation in Missouri, Indiana, Iowa, Mississippi, Colorado and Nevada. Our portfolio of casinos consists of: Ameristar Casino Resort Spa St. Charles (serving the St. Louis, Missouri metropolitan area); Ameristar Casino Hotel East Chicago (serving the Chicagoland area); Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area); Ameristar Casino Hotel Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Casino Hotel Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Casino Black Hawk (serving the Denver metropolitan area); and Cactus Petes and The Horseshu in Jackpot, Nevada (serving Idaho and the Pacific Northwest).
     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those patrons spend per visit. Additionally, our operating results may be affected by, among other things, competitive factors, gaming tax increases, the commencement of new gaming operations, charges associated with debt refinancing or property acquisition and disposition transactions, construction at existing facilities, general public sentiment regarding travel, overall economic conditions affecting the disposable income of our patrons and weather conditions affecting our properties. We may experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.
     The following significant factors and trends should be considered in analyzing our operating performance:
•	General Economic Conditions. The economic recession continues to adversely impact the gaming industry and our Company. We believe our guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the credit, investment and housing markets.

•	Cost Efficiencies. In August 2008, we began to implement a strategic plan to improve efficiencies and reduce our cost structure as weak economic conditions continued to adversely impact business volumes. As part of this plan, we reduced our workforce costs through position eliminations, adjusting staffing practices and attrition. We also restructured the organization of our property and corporate management teams to be more efficient and streamlined. As a result of the actions taken to date, operating income margins at six of our seven gaming locations increased over the first quarter of 2008. Additionally, corporate expense decreased $2.7 million, or 18.0%, from the prior-year first quarter due mostly to the realized cost efficiencies and the absence of $0.8 million in ballot initiative costs that adversely impacted the 2008 first quarter. For the quarter ended March 31, 2009, consolidated operating income margin increased to 21.9%, representing the highest quarterly operating income margin in our history.

•	Missouri Properties. Net revenues at our St. Charles property increased 7.7% from the 2008 first quarter, driven primarily by the property’s hotel (which did not fully open until the second quarter of 2008) and gains generated by regulatory reform that took effect in November 2008. The regulatory reform eliminated the $500 buy-in limit and the requirement for all casino guests to use player identification and tracking cards. Additionally, the Missouri gaming reform raised taxes on gross gaming receipts from 20% to 21% and placed a moratorium on the issuance of new gaming licenses. Operating income at our St. Charles and Kansas City properties increased 41.0% and 29.4%, respectively, from the prior-year first quarter. The improvement in operating income at both properties was mostly attributable to the aforementioned cost savings initiatives and regulatory reform. The increase in Ameristar Kansas City’s operating income occurred despite a decline in net revenues of 2.8% from the first quarter of 2008, due mostly to the economic recession and improved financial performance by a competitor in that market.

•	Ameristar Black Hawk. In Colorado, voters approved the extension of casino operating hours from 18 hours daily to up to 24 hours daily, the increase in maximum bet limits from $5 to up to $100 and the addition of roulette and craps. These regulatory changes will go into effect on July 2, 2009. Also, we continue to progress toward a fall 2009 completion of our 536-room luxury hotel and spa. We believe the regulatory changes, coupled with the new hotel, will allow us to more effectively market our property to all guests.

•	Ameristar Vicksburg. On October 28, 2008, a new competitor opened a $100 million casino-hotel in Vicksburg. The additional competition has adversely affected the financial performance of Ameristar Vicksburg and the other facilities operating in the market as our property’s net revenues and operating income decreased 1.7% and 3.2%, respectively, from the prior-year first quarter. We substantially completed a casino expansion and a new 1,000-space parking garage at our Vicksburg property in May 2008. We believe the expansion has helped to offset the impact of the increased competition and the recessionary economic conditions to date.

•	Debt and Interest Expense. On March 13, 2009, we amended our senior credit facility to provide us significant relief under our leverage ratio and senior leverage ratio covenants for the foreseeable future (thereby improving our borrowing flexibility related to currently available funds under our revolving loan facility). Additional financial flexibility was created by provisions in the amendment that expand our ability to incur unsecured debt and allow us to request lenders to extend the maturity of their respective portions of the revolving loan facility from November 10, 2010 to August 10, 2012. We are in preliminary discussions with certain of the lenders regarding an extension. We expect that any extension would require us to pay higher interest rate add-ons for the extended portions, as well as possible additional fees. The amendment also increased the interest rate add-on for term loan and revolving loan borrowings under the senior credit facility by 125 basis points. Accordingly, we expect a significant increase in interest expense for the remainder of 2009 compared to 2008. At March 31, 2009, our leverage and senior leverage ratios (each as defined in the senior credit facility) were required to be no more than 6.00:1 and 5.75:1, respectively. As of that date, our leverage ratio and senior leverage ratio were each 4.93:1, which will result in a 12.5 basis-point reduction beginning in early May in the interest rate add-on for the revolving loan borrowings.

•	Promotional Spending. For the quarters ended March 31, 2009 and 2008, promotional allowances were flat at $67.9 million. In the second quarter of 2009, we expect promotional spending to decrease from the corresponding 2008 quarter. Financial results for the second and third quarters of 2008 were adversely impacted by a significant increase in promotional spending as a result of an aggressive companywide marketing program designed to capture profitable incremental revenue and our efforts to introduce gaming guests to the hotel in St. Charles. However, the prior-year marketing program to capture profitable incremental revenue was ineffective, and as a result we began to curtail promotional spending commencing in the third quarter of 2008.

     Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008
Consolidated Cash Flow Information:
Net cash provided by operating activities	$69,039	$71,926

Net cash used in investing activities	$(50,484)	$(59,882)

Net cash used in financing activities	$(6,543)	$(31,643)

Net Revenues:
Ameristar St. Charles	$77,172	$71,683
Ameristar East Chicago	67,627	75,352
Ameristar Kansas City	60,169	61,928
Ameristar Council Bluffs	42,250	45,511
Ameristar Vicksburg	33,119	33,686
Ameristar Black Hawk	20,396	20,273
Jackpot Properties	15,104	16,335

Consolidated net revenues	$315,837	$324,768

Operating Income (Loss):
Ameristar St. Charles	$21,956	$15,572
Ameristar East Chicago	12,537	(118,790)
Ameristar Kansas City	16,597	12,824
Ameristar Council Bluffs	12,719	12,036
Ameristar Vicksburg	10,800	11,162
Ameristar Black Hawk	3,875	2,815
Jackpot Properties	3,269	2,498
Corporate and other	(12,447)	(15,173)

Consolidated operating income (loss)	$69,306	$(77,056)

Operating Income (Loss) Margins (1):
Ameristar St. Charles	28.5%	21.7%
Ameristar East Chicago	18.5%	(157.6)%
Ameristar Kansas City	27.6%	20.7%
Ameristar Council Bluffs	30.1%	26.4%
Ameristar Vicksburg	32.6%	33.1%
Ameristar Black Hawk	19.0%	13.9%
Jackpot Properties	21.6%	15.3%
Consolidated operating income (loss) margin	21.9%	(23.7)%

(1)	Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months Ended March 31,
	2009	2008
	(In Thousands, Unaudited)
Casino Revenues:
Slots	$287,308	$288,266
Table games	31,752	38,985
Other	3,818	4,506

Casino revenues	322,878	331,757

Non-Casino Revenues:
Food and beverage	37,964	40,370
Rooms	14,676	10,940
Other	8,199	9,577

Non-casino revenues	60,839	60,887

	383,717	392,644
Less: Promotional Allowances	(67,880)	(67,876)

Total Net Revenues	$315,837	$324,768

     Net Revenues
     Consolidated net revenues for the quarter ended March 31, 2009 decreased $8.9 million from the first quarter of 2008. The decrease in consolidated net revenues was mostly attributable to the ongoing economic recession and increased competition that opened in the second half of 2008 in our East Chicago and Vicksburg markets. First quarter net revenues declined on a year-over-year basis at five of our seven gaming locations. Net revenues dropped 10.3% at Ameristar East Chicago, 7.5% at the Jackpot Properties and 7.2% at Ameristar Council Bluffs, compared to the corresponding prior-year quarter. Net revenues at our St. Charles property increased 7.7%, to $77.2 million from $71.7 million in the prior-year first quarter, driven primarily by the property’s new hotel and the beneficial impact from the regulatory reform in Missouri.
     Operating Income (Loss)
     In the first quarter of 2009, we posted an increase in consolidated operating income of $146.4 million, or 189.9%, over the 2008 first quarter. The increase is primarily attributable to the previously mentioned implementation of operational and marketing efficiencies at all our properties and the $129.0 million impairment charge relating to Ameristar East Chicago’s intangible assets that adversely impacted the first quarter of 2008. Additionally, consolidated operating income benefited from the positive impact of the regulatory reform in Missouri. The consolidated operating income margin increased 45.7 percentage points from the corresponding 2008 period as a result of the factors mentioned above. Ameristar East Chicago’s 2009 first quarter operating income margin was 18.5%, representing a 176.2-percentage-point increase over the corresponding 2008 quarter. The improvement in East Chicago’s operating income margin was mostly due to the absence of an impairment charge in 2009 and a $1.5 million net reduction in property taxes as a result of settlement of a property tax appeal.
     Consolidated operating income was adversely affected by a $1.0 million (3.7%) increase in depreciation and amortization expense over the first quarter of 2008, principally resulting from the completion of the St. Charles hotel and Vicksburg expansion projects in the second quarter of 2008.

     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
	(Unaudited)
Interest cost	$19,137	$28,320
Less: Capitalized interest	(2,222)	(6,267)

Interest expense, net	$16,915	$22,053

Cash paid for interest, net of amounts capitalized	$17,270	$23,557

Weighted-average total debt balance outstanding	$1,667,486	$1,645,664

Weighted-average interest rate	4.8%	6.8%

     For the quarter ended March 31, 2009, consolidated interest expense, net of amounts capitalized, decreased $5.1 million (23.3%) from the 2008 first quarter. The decrease is due primarily to a lower weighted-average interest rate, offset slightly by one-half month of increased interest rate add-ons resulting from the credit facility amendment. Capitalized interest decreased from $6.3 million for the first quarter of 2008 to $2.2 million in the 2009 first quarter, due mostly to the 2008 completion of the St. Charles hotel and Vicksburg expansion projects. We expect a significant increase in interest expense for the remainder of 2009 as a result of the amended credit facility’s higher interest rate add-ons. Additionally, when we place the Black Hawk hotel in service in the fall of 2009, we will no longer capitalize the interest on the associated debt, which will cause our net interest expense to rise.
     Income Taxes
     For the quarter ended March 31, 2009, our income tax provision was $22.2 million, as compared to an income tax benefit of $38.7 million for the three months ended March 31, 2008. For the quarters ended March 31, 2009 and 2008, our effective income tax rates were 42.6% and 38.9%, respectively. Excluding the impact of the intangible asset impairment at Ameristar East Chicago, the effective tax rate for the three months ended March 31, 2008 would have been 46.0%.
     Net Income (Loss)
     For the three months ended March 31, 2009 and 2008, we reported net income of $29.9 million and a net loss of $60.9 million, respectively. The increase is primarily due to the $129.0 million East Chicago impairment charge in the prior-year quarter and the improvement in operating margins as discussed above. The impairment charge affected net income in the 2008 quarter by $76.7 million. Diluted earnings per share were $0.52 in the quarter ended March 31, 2009, compared to a loss per share of $1.07 in the corresponding prior-year quarter. The impairment charge affected diluted earnings per share in the 2008 quarter by $1.34.

Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Three Months Ended March 31,
	2009	2008
	(In Thousands, Unaudited)
Net cash provided by operating activities	$69,039	$71,926

Cash flows from investing activities:
Capital expenditures	(41,820)	(63,100)
(Decrease) increase in construction contracts payable	(7,268)	8,524
Proceeds from sale of assets	140	760
Increase in deposits and other non-current assets	(1,536)	(6,066)

Net cash used in investing activities	(50,484)	(59,882)

Cash flows from financing activities:
Debt borrowings	24,000	—
Principal payments of debt	(21,301)	(26,196)
Debt amendment costs	(9,670)	—
Cash dividends paid	—	(6,002)
Proceeds from stock option exercises	378	383
Purchases of treasury stock	(82)	—
Excess tax benefit from stock option exercises	132	172

Net cash used in financing activities	(6,543)	(31,643)

Net increase (decrease) in cash and cash equivalents	$12,012	$(19,599)

     For the three months ended March 31, 2009, net cash provided by operating activities decreased $2.9 million from 2008, mostly as a result of the changes in several of our working capital assets and liabilities in 2009 and our receipt of a $10.0 million federal income tax refund in 2008.
     The construction of our luxury hotel is progressing at Ameristar Black Hawk. The 33-story tower’s 536 well-appointed rooms will feature upscale furnishings and amenities. The tower will include a versatile meeting and ballroom center and will also have Black Hawk’s only full-service spa, an enclosed rooftop swimming pool and indoor/outdoor whirlpool facilities. Once completed, Ameristar Black Hawk will offer destination resort amenities and services that are unequaled in the Denver gaming market. The hotel’s completion date is expected to be in the fall of 2009, and the cost of the hotel is expected to be approximately $235 million. During the first three months of 2009, capital expenditures related to the hotel project totaled $32.7 million.
     Capital expenditures during the initial quarter of 2008 were primarily related to the hotel projects at Ameristar Black Hawk ($15.9 million) and Ameristar St. Charles ($13.0 million), our expansion at Ameristar Vicksburg ($9.1 million), the acquisition of slot product at all our properties ($6.1 million) and a hotel refurbishment at Cactus Petes ($5.3 million).
     On April 29, 2009, our Board of Directors reinstituted a cash dividend of $0.105 per share, payable on May 19, 2009 to stockholders of record on May 11, 2009. We had previously suspended dividend payments following the third quarter of 2008. During the quarter ended March 31, 2008, the Board of Directors declared a quarterly cash dividend in the amount of $0.105 per share.

     Our debt structure primarily consists of a $1.8 billion senior secured credit facility that includes a $1.4 billion revolving loan facility maturing in November 2010 and a $400.0 million term loan facility maturing in November 2012. As of March 31, 2009, the debt outstanding under the senior credit facility consisted of $1.26 billion under the revolving loan facility and $387.0 million under the term loan facility. At March 31, 2009, the amount of the revolving loan facility available for borrowing was $133.4 million (after giving effect to $3.6 million of outstanding letters of credit). All mandatory principal repayments have been made through March 31, 2009.
     The agreement governing the senior credit facility requires us to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of March 31, 2009 and December 31, 2008, we were in compliance with all applicable covenants.
     On March 13, 2009, we amended our senior credit facility to increase the maximum permitted leverage and senior leverage ratios (each as defined in the senior credit facility). Increases of 0.25:1 to 0.50:1 were made to the maximum permitted leverage ratio for each of our fiscal quarters ending on and after September 30, 2009, and increases of 0.50:1 to 1.25:1 were made to the maximum permitted senior leverage ratio for each of our fiscal quarters ending on and after March 31, 2009. Additionally, the amendment increased the interest rate add-on for all revolving and term loan borrowings under the senior credit facility by 125 basis points; reduced permitted annual dividends from $40.0 million to $30.0 million beginning with the year ending December 31, 2009, with any unused portion of such amount permitted to be carried over to future years; increased the aggregate limit on capital expenditures by $100.0 million; and decreased the permitted amount of cumulative stock repurchases, in addition to any amount available under the dividend basket, from $125.0 million to $50.0 million. The amendment also eliminated the $500.0 million limit on the future issuance of subordinated debt and permits us to issue an unlimited amount of senior unsecured debt.
     The amendment provides us significant relief under the leverage and senior leverage ratios for the foreseeable future (thereby improving our borrowing flexibility related to our currently available funds under the revolving loan facility). Additional financial flexibility was created by the provisions in the amendment that expand our ability to incur unsecured debt and will allow us to request (but not require) lenders to extend the maturity of their respective portions of the revolving loan facility from November 10, 2010 to August 10, 2012.
     In connection with the amendment, we paid certain one-time fees and expenses totaling approximately $9.7 million, including an amendment fee to each lender that approved the amendment of 50 basis points of the lender’s outstanding term loans and/or revolving loan facility commitments. Giving effect to the amortization of these fees and expenses and the increased interest rate add-ons described above, the amendment will result in an increase in annual interest expense of approximately $25.8 million on the principal amount of debt outstanding at March 31, 2009.
     In addition to the availability under the senior credit facility, we had $85.7 million of cash and cash equivalents at March 31, 2009, approximately $60.0 million of which were required for daily operations.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. If our existing sources of cash are insufficient to meet our operations and liquidity requirements, we will be required to seek additional financing that would be significantly more expensive than our senior credit facility and/or scale back our capital plans or reduce other expenditures. Any loss from service of our properties for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and economic performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that,” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facility or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the factors, risks and uncertainties that could affect our future results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facility. The senior credit facility bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of March 31, 2009, we had $1.65 billion outstanding under our senior credit facility, bearing interest at variable rates based on LIBOR with maturities up to three months from that date. At March 31, 2009, the average interest rate applicable to the senior credit facility outstanding, before giving effect to interest rate hedging transactions in place on that date, was 4.0%.
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
     Effective October 20, 2008, we entered into an additional interest rate swap transaction with another commercial bank counterparty. We are obligated to make quarterly fixed rate payments to the counterparty, calculated on a notional amount of $600.0 million, while the counterparty is obligated to make quarterly floating rate payments to us based on three-month LIBOR on the same notional amount. The swap transaction effectively fixes the annual interest rate on $600.0 million of our revolving debt at 2.98% plus the applicable margin. The swap transaction terminates on July 19, 2010. Including this swap agreement, we have $1.1 billion of our variable rate debt hedged until July 2010 at a weighted-average fixed rate of 3.08% plus the applicable margin. (See “Note 7 — Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for more discussion of the interest rate swaps.)
     Assuming no change in our borrowing elections under our senior credit facility and giving effect to the $1.1 billion of interest rate swap transactions in place on March 31, 2009, an increase of one percentage point in LIBOR for all relevant maturities as of March 31, 2009 would increase our annual interest cost (and decrease pre-tax earnings) by approximately $5.5 million.
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
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter of 2009.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On March 31, 2009, we reached a settlement with the Lake County Assessor that reduced the assessed value of our East Chicago real property to approximately $119.3 million for each of the 2006 and 2007 tax years.
     There were no other material developments during the three months ended March 31, 2009 relating to the matters described in “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 1A. Risk Factors
     We incorporate by reference the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing

4.1	Third Amendment to Credit Agreement, dated as of March 13, 2009, among ACI, the various Lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent.	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on March 16, 2009.

31.1	Certification of Gordon R. Kanofsky, Chief Executive Officer and Vice Chairman, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant

Date: May 11, 2009	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer