Form 10-Q
period 2009-06-30
AMERISTAR CASINOS INC
filed 2009-08-10
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2009, 57,655,277 shares of Common Stock of the registrant were outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	June 30, 2009	December 31,
	(Unaudited)	2008
ASSETS
Current Assets:
Cash and cash equivalents	$94,030	$73,726
Restricted cash	6,425	6,425
Accounts receivable, net	9,077	12,635
Income tax refunds receivable	1,544	—
Inventories	7,398	7,926
Prepaid expenses	17,549	8,029
Deferred income taxes	2,991	10,473

Total current assets	139,014	119,214

Property and Equipment, at cost:
Buildings and improvements	1,663,034	1,657,835
Furniture, fixtures and equipment	511,467	510,843

	2,174,501	2,168,678
Less: accumulated depreciation and amortization	(695,458)	(655,422)

	1,479,043	1,513,256

Land	83,097	83,183
Construction in progress	235,142	176,518

Total property and equipment, net	1,797,282	1,772,957

Goodwill and other intangible assets	254,496	255,170
Deferred income taxes	5,904	16,219
Deposits and other assets	81,819	61,678

TOTAL ASSETS	$2,278,515	$2,225,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,020	$27,520
Construction contracts payable	21,892	37,121
Income taxes payable	—	3,563
Accrued liabilities	133,690	116,313
Current maturities of long-term debt	4,441	4,503

Total current liabilities	182,043	189,020

Long-term debt, net of current maturities	1,661,477	1,643,997
Deferred compensation and other long-term liabilities	48,734	53,441

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized - 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized - 120,000,000 shares; Issued - 58,356,824 and 58,093,041 shares; Outstanding - 57,551,657 and 57,300,719 shares	584	581
Additional paid-in capital	253,870	246,662
Treasury stock, at cost (805,167 and 792,322 shares)	(17,863)	(17,719)
Accumulated other comprehensive loss	(25,024)	(27,295)
Retained earnings	174,694	136,551

Total stockholders’ equity	386,261	338,780

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,278,515	$2,225,238

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
Casino	$315,526	$338,915	$638,404	$670,672
Food and beverage	34,808	40,515	72,773	80,886
Rooms	15,810	15,390	30,486	26,329
Other	8,615	10,109	16,814	19,686

	374,759	404,929	758,477	797,573
Less: promotional allowances	(65,857)	(76,832)	(133,737)	(144,708)

Net revenues	308,902	328,097	624,740	652,865

Operating Expenses:
Casino	142,136	157,954	286,480	313,497
Food and beverage	16,580	18,723	33,084	37,702
Rooms	2,102	3,198	4,334	5,728
Other	4,355	5,175	7,747	11,250
Selling, general and administrative	62,050	68,159	115,585	132,272
Depreciation and amortization	26,229	26,609	52,701	52,129
Impairment loss on assets	42	274	95	129,339

Total operating expenses	253,494	280,092	500,026	681,917

Income (loss) from operations	55,408	48,005	124,714	(29,052)

Other Income (Expense):
Interest income	125	176	269	403
Interest expense, net of capitalized interest	(25,602)	(15,762)	(42,517)	(37,814)
Loss on early retirement of debt	(5,210)	—	(5,210)	—
Net gain (loss) on disposition of assets	170	(633)	165	(558)
Other	1,028	525	583	(327)

Income (Loss) Before Income Tax Provision (Benefit)	25,919	32,311	78,004	(67,348)
Income tax provision (benefit)	11,639	15,289	33,823	(23,440)

Net Income (Loss)	$14,280	$17,022	$44,181	$(43,908)

Earnings (Loss) Per Share:
Basic	$0.25	$0.30	$0.77	$(0.77)

Diluted	$0.25	$0.29	$0.76	$(0.77)

Cash Dividends Declared Per Share	$0.11	$0.11	$0.11	$0.21

Weighted-Average Shares Outstanding:
Basic	57,483	57,182	57,411	57,166

Diluted	58,237	57,893	57,947	57,166

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$44,181	$(43,908)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,701	52,129
Amortization of debt discount and deferred financing costs	2,504	1,055
Loss on early retirement of debt	5,210	—
Stock-based compensation expense	5,182	5,527
Impairment loss on assets	95	129,339
Net (gain) loss on disposition of assets	(165)	558
Net change in deferred income taxes	18,779	(42,283)
Excess tax benefit from stock option exercises	(132)	(172)
Net change in fair value of swap agreements	(1,488)	(725)
Net change in deferred compensation liability	(2,131)	1,513
Changes in operating assets and liabilities:
Accounts receivable, net	3,558	(2,340)
Income tax refunds receivable	(1,544)	13,539
Inventories	528	(479)
Prepaid expenses	(9,520)	(6,028)
Accounts payable	(5,500)	5,126
Income taxes payable	(3,431)	608
Accrued liabilities	17,377	28,947

Net cash provided by operating activities	126,204	142,406

Cash Flows from Investing Activities:
Capital expenditures	(77,384)	(135,263)
(Decrease) increase in construction contracts payable	(15,229)	14,656
Proceeds from sale of assets	428	788
Increase in deposits and other non-current assets	(4,219)	(13,353)

Net cash used in investing activities	(96,404)	(133,172)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	659,485	14,015
Principal payments of debt	(642,344)	(37,221)
Debt issuance and amendment costs	(22,484)	—
Cash dividends paid	(6,038)	(6,002)
Proceeds from stock option exercises	1,897	505
Purchases of treasury stock	(144)	—
Excess tax benefit from stock option exercises	132	172

Net cash used in financing activities	(9,496)	(28,531)

Net Increase (Decrease) in Cash and Cash Equivalents	20,304	(19,297)

Cash and Cash Equivalents – Beginning of Period	73,726	98,498

Cash and Cash Equivalents – End of Period	$94,030	$79,201

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$37,707	$29,719

Cash paid for federal and state income taxes, net of refunds received	$19,025	$4,173

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
     The Company has evaluated certain events and transactions occurring after June 30, 2009 and through August 10, 2009, the date of the Company’s Form 10-Q filing, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in its accompanying consolidated financial statements for the period ended June 30, 2009.

Note 2 — Accounting pronouncements
Recently adopted accounting pronouncements
     In May 2009, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. The statement requires disclosure of the date through which subsequent events were evaluated and the basis for that date. SFAS 165 sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 applies prospectively to both interim and annual financial periods ending after June 15, 2009. The Company has adopted the provisions of SFAS No. 165 effective June 30, 2009 and has included the required disclosures in “Note 1 – Principles of consolidation and basis of presentation.”
     In April 2009, the FASB issued the following three new FASB Staff Positions (“FSPs”), all of which impact the accounting and disclosure related to certain financial instruments:
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
     All three FSPs were effective for the Company beginning April 1, 2009. The Company’s adoption of these FSPs did not have a material impact on its financial position, results of operations or cash flows.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about a company’s derivative and hedging activities. The provisions were effective for the Company as of January 1, 2009. The new disclosures required by this statement are included in “Note 7 – Derivative instruments and hedging activities.”
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
     The Company measures the fair value of its interest rate swaps and its deferred compensation plan assets and liabilities on a recurring basis pursuant to SFAS No. 157. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes the swap contracts as Level 2 and its deferred compensation plan assets and liabilities as Level 1. As of June 30, 2009, the Company’s deferred compensation plan assets and liabilities were valued at $15.3 million and $10.5 million, respectively.
Recently issued accounting pronouncement
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,” and approved the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to refer to the appropriate section of the Codification. This standard will not have an impact on the Company’s financial position, results of operations or cash flows.
Note 3 — Stockholders’ equity
     Changes in stockholders’ equity for the six months ended June 30, 2009 were as follows:

(Amounts in Thousands)
Balance at December 31, 2008	$338,780
Net income	44,181
Dividends	(6,038)
Change in accumulated other comprehensive loss	2,271
Stock-based compensation	5,182
Proceeds from exercise of stock options	1,897
Tax benefit from stock option exercises	132
Shares remitted for tax withholding	(144)

Balance at June 30, 2009	$386,261

     Accumulated other comprehensive loss includes changes in the fair value of interest rate swaps, which qualify for hedge accounting.

Note 4 — Earnings (loss) per share
     The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share are computed by dividing reported earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the three months ended June 30, 2008 and for the 2009 periods presented, all outstanding options with an exercise price lower than the market price have been included in the calculation of diluted earnings per share. For the six months ended June 30, 2008, diluted loss per share excludes the additional dilution from all potentially dilutive securities such as stock options.
     The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Amounts in Thousands)
Weighted-average number of shares outstanding — basic earnings (loss) per share	57,483	57,182	57,411	57,166

Dilutive effect of stock options	754	711	536	—

Weighted-average number of shares outstanding — diluted earnings (loss) per share	58,237	57,893	57,947	57,166

     For the three months ended June 30, 2009 and 2008, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 3.0 million and 3.8 million, respectively. Anti-dilutive stock options for the six months ended June 30, 2009 and 2008 totaled 3.2 million and 3.5 million, respectively.
Note 5 — Goodwill and other intangible assets
     As required under SFAS No. 142, the Company performs an annual assessment of its goodwill and other intangible assets to determine if the carrying value exceeds the fair value. Additionally, SFAS No. 142 requires an immediate impairment assessment if a change in circumstances can materially negatively affect the fair value of the intangible assets. For the three months and six months ended June 30, 2009, there were no impairment charges relating to goodwill and indefinite-lived intangible assets. During the first quarter of 2008, the Company assessed its intangible assets at Ameristar East Chicago for impairment due to a significant deterioration of the debt and equity capital markets, weakening economic conditions and changes in the forecasted operations that materially affected the property’s fair value. As a result, during the first quarter of 2008 the Company recorded a total of $129.0 million in non-cash impairment charges relating to the goodwill and gaming license acquired in the purchase of the East Chicago property. The impairment charges reduced the carrying value of goodwill by $77.0 million and the gaming license by $52.0 million. The Company will perform its annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of 2009.

Note 6 — Long-term debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2009	2008
	(Amounts in Thousands)
Senior credit facilities, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following facilities:

Revolving loan facility, at variable interest (6.0% at June 30, 2009 and 4.5% at December 31, 2008); principal due November 10, 2010	$643,000	$1,259,000
Term loan facility, at variable interest (6.2% at June 30, 2009 and 2.5% at December 31, 2008); $1.0 million principal payments due quarterly through September 30, 2011; $94.3 million principal payments due quarterly from December 31, 2011 through November 10, 2012	386,000	388,000

Senior notes, unsecured, 9.25% fixed interest, payable semi-annually on June 1 and December 1, principal due June 1, 2014 (net of $14,238 discount at June 30, 2009)	635,762	—

Other	1,156	1,500

	1,665,918	1,648,500

Less: Current maturities	(4,441)	(4,503)

	$1,661,477	$1,643,997

Senior unsecured notes
     On May 27, 2009, the Company completed private offerings of $650.0 million aggregate principal amount of 9 1/4% Senior Notes due 2014 (the “Notes”). Of the total, $500.0 million principal amount of the Notes were sold at a price of 97.097% of the principal amount and $150.0 million principal amount of the Notes were sold at a price of 100% of the principal amount. The Company used the net proceeds from the sale of the Notes (approximately $620.0 million, after deducting discounts and expenses) to repay a portion of the revolving loan indebtedness outstanding under the Company’s senior secured credit facility (the “Credit Facility”). Simultaneously, the Company terminated $650.0 million of revolving loan commitments under the Credit Facility that mature in November 2010.
     The terms of the Notes are governed by an indenture (the “Indenture”). Interest on the Notes is payable semi-annually in arrears on June 1 and December 1 of each year, with the initial interest payment due on December 1, 2009. The Notes mature on June 1, 2014. The Notes and the guarantees of the Notes are senior unsecured obligations of the Company and certain of its subsidiaries (the “Guarantors”), respectively, and rank equally with or senior to, in right of payment, all existing or future unsecured indebtedness of the Company and each Guarantor, respectively, but will be effectively subordinated in right of payment to the Credit Facility indebtedness and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.

     The Guarantors have jointly and severally, and fully and unconditionally, guaranteed the Notes. Each of the Guarantors is a wholly owned subsidiary of ACI and the Guarantors constitute substantially all of ACI’s direct and indirect subsidiaries. ACI is a holding company with no operations or material assets independent of those of the Guarantors, other than its investment in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity on a consolidated basis of the Company. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to ACI in the form of cash dividends, loans or advances.
     The Indenture contains covenants that limit the Company’s and its Restricted Subsidiaries’ (as defined in the Indenture) ability to (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create liens on assets, (iv) merge or consolidate with another company or sell all or substantially all assets and (v) enter into transactions with affiliates. In addition, pursuant to the Indenture, if the Company experiences certain changes of control, each holder of the Notes can require the Company to repurchase all or a portion of such holder’s outstanding Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the repurchase date.
Credit facility
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
     All mandatory principal payments have been made through June 30, 2009. As of June 30, 2009, the amount of the revolving loan facility available for borrowing was $103.4 million, after giving effect to $3.6 million of outstanding letters of credit.
Other debt items
     In connection with the issuance of the Notes and the Credit Facility amendment, the Company paid one-time fees and expenses totaling approximately $22.5 million during the first six months of 2009, most of which was capitalized and will be amortized over the respective remaining terms of the Notes and the Credit Facility. During the second quarter of 2009, deferred debt issuance costs totaling approximately $5.2 million were expensed as a result of the early retirement of a portion of the outstanding revolving loan facility. The deferred debt issuance costs remaining to be amortized are reflected in other assets in the accompanying consolidated balance sheets.

     As a result of the issuance of the Notes and the Credit Facility amendment, the Company expects a significant increase in interest expense compared to 2008.
     The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of June 30, 2009, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA for the prior four full fiscal quarters, of no more than 6.00:1, and a senior leverage ratio, defined as consolidated senior debt divided by EBITDA for the prior four full fiscal quarters, of no more than 5.75:1. As of June 30, 2009 and December 31, 2008, the Company’s leverage ratio was 4.91:1 and 5.14:1, respectively. The senior leverage ratio as of June 30, 2009 and December 31, 2008 was 4.91:1 and 5.14:1, respectively. As of June 30, 2009 and December 31, 2008, the Company was in compliance with all applicable covenants.
Fair value of long-term debt
     The fair value of the Company’s long-term debt at June 30, 2009 and December 31, 2008 approximated its book value. The Company’s outstanding debt primarily consists of the recently issued Notes and borrowings under the Credit Facility, which carry variable interest rates over short-term interest periods.
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
     Effective July 18, 2008, the Company entered into a forward interest rate swap with a commercial bank to fix the interest rate on certain LIBOR-based borrowings under the Credit Facility for a period of two years. The swap was designated as a cash flow hedge. Pursuant to the interest rate swap agreement, the Company is obligated to make quarterly fixed rate payments to the counterparty at an annual rate of 3.1975%, calculated on a notional amount of $500.0 million, while the counterparty is obligated to make quarterly floating rate payments to the Company based on three-month LIBOR on the same notional amount. The interest rate swap effectively fixes the annual interest rate payable on $500.0 million of the Company’s borrowings under its senior revolving loan facility at 3.1975% plus the applicable margin, which is currently 2.875%. The swap terminates on July 19, 2010.
     Effective October 20, 2008, the Company entered into an additional forward interest rate swap with another commercial bank to fix the interest rate on certain LIBOR-based borrowings under the Credit Facility. The swap was designated as a cash flow hedge. The Company is obligated to make quarterly fixed rate payments to the counterparty at an annual rate of 2.98%, calculated on a notional amount of $525.0 million (giving effect to the partial termination described below), while the counterparty is obligated to make quarterly floating rate payments to the Company based on three-month LIBOR on the same notional amount. The interest rate swap effectively fixes the annual interest rate payable on $525.0 million of the Company’s borrowings under the senior revolving loan facility and term loan facility at 2.98% plus the applicable margin. This swap terminates on July 19, 2010.
     The repayment of $620.0 million of the revolving loan indebtedness outstanding under the Credit Facility described in “Note 6 – Long-term debt” decreased the outstanding principal amount of the revolving loan facility to $643.0 million. As a result, the Company reallocated $382.0 million of the swaps from the revolving loan facility to the term loan facility and terminated $75.0 million of the original $600.0 million swap entered into in October 2008. The termination cost of $1.8 million is being amortized to interest expense ratably through July 2010. The Company concluded these changes did not impact the overall effectiveness of the swaps. Accordingly, the Company continued its historical accounting for the swaps.
     With the two swap agreements, the Company has a total of approximately $1.0 billion of its debt hedged until July 2010 at a weighted-average fixed rate of 3.09% plus the applicable margin.
     For a derivative such as an interest rate swap that is designated and that qualifies as a cash flow hedge, the effective portion of changes in the fair value of the derivative (net of tax) is initially reported in accumulated other comprehensive income on the consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. To the extent the effective portion of a hedge subsequently becomes ineffective, the corresponding amount of the change in fair value of the derivative initially reported in accumulated other comprehensive income is reclassified and is recognized directly in earnings. Accordingly, on a quarterly basis, the Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of a hypothetical designated hedged item or transaction. If the change in the actual swap is greater than the change in the perfect hypothetical swap, the difference is referred to as “ineffectiveness” and is recognized in earnings in the current period.
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
     At June 30, 2009, the Company’s interest rate swaps were valued as a $23.0 million liability and were included in other long-term liabilities. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable-rate debt. For the three months and six months ended June 30, 2009, the swaps increased the Company’s interest expense by $5.6 million and $9.1 million, respectively. During the first six months of 2009, the Company recorded a total of $0.1 million in other income in the consolidated statement of operations as a result of hedge ineffectiveness on the $500.0 million swap and a change in the fair value of the swap before it was designated as a hedge. During the next 12 months, the Company estimates that an additional $24.5 million will be reclassified as an increase to interest expense.
Note 8 — Stock-based compensation
     The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.”

     Stock-based compensation expense totaled $2.6 million and $2.5 million for the three months ended June 30, 2009 and 2008, respectively. During the first six months of 2009 and 2008, stock-based compensation expense was $5.2 million and $5.5 million, respectively. The associated future income tax benefit recognized was $0.1 million and $0.2 million during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was approximately $19.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.
     The weighted-average fair value at the grant date of options granted during the quarter ended June 30, 2008 was $5.40. There were no options granted during the second quarter of 2009. During the six months ended June 30, 2009 and 2008, the weighted-average fair value of options granted was $5.06 and $5.55, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted-average assumptions:
Expected stock price volatility	*	42.9%	62.9%	43.7%
Risk-free interest rate	*	3.5%	1.5%	3.3%
Expected option life (years)	*	4.2	4.2	4.2
Expected annual dividend yield	*	2.7%	1.9%	2.6%

*	The Company did not grant any options during the quarter ended June 30, 2009.
     Stock option activity during the six months ended June 30, 2009 was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(In Thousands)	Price	(Years)	(In Thousands)
Outstanding at December 31, 2008	5,219	$20.30
Granted	41	11.48
Exercised	(249)	7.61
Forfeited or expired	(356)	24.01

Outstanding at June 30, 2009	4,655	$20.66	4.6	$13,155

Exercisable at June 30, 2009	2,736	$19.72	3.4	$8,310
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on June 30, 2009. The intrinsic value of a stock option is the excess of the Company’s closing stock price on June 30, 2009 over the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $2.2 million and $0.7 million, respectively.

     The following table summarizes the Company’s unvested stock option activity for the six months ended June 30, 2009:

		Weighted-
	Shares	Average
	(Amounts in	Exercise Price
	Thousands)	(per Share)
Unvested at December 31, 2008	2,172	$22.08
Granted	41	11.48
Vested	(150)	19.73
Forfeited	(144)	22.86

Unvested at June 30, 2009	1,919	$21.99
     The following table summarizes the Company’s unvested restricted stock, restricted stock unit and performance share unit activity for the six months ended June 30, 2009:

		Weighted-
	Shares/Units	Average Grant
	(Amounts in	Date Fair Value
	Thousands)	(per Share/Unit)
Unvested at December 31, 2008	997	$16.36
Granted	41	5.71
Vested	(58)	16.51
Forfeited	(66)	16.18

Unvested at June 30, 2009	914	$15.45
Note 9 — Income taxes
     At June 30, 2009 and December 31, 2008, unrecognized tax benefits totaled $16.4 million and $16.1 million, respectively. The total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.7 million at June 30, 2009 and $1.6 million at December 31, 2008. As of June 30, 2009, accrued interest and penalties totaled $3.2 million, of which $2.2 million would affect the effective tax rate if recognized.
     In connection with the impairment of intangible assets at Ameristar East Chicago, the Company recorded a deferred tax benefit of $52.3 million during the three months ended March 31, 2008. The tax effect of the impairment was reflected in the effective tax rate of 34.8% for the six months ended June 30, 2008.
     The Company files income tax returns in numerous tax jurisdictions. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year. With the normal expiration of statutes of limitations, the Company anticipates that the amount of unrecognized tax benefits will decrease by $11.5 million within the next 12 months, of which $2.4 million would affect the effective tax rate if recognized.
Note 10 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At June 30, 2009 and December 31, 2008, the estimated liabilities for unpaid and incurred but not reported claims totaled $12.0 million and $12.3 million, respectively. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.

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
     The following significant factors and trends should be considered in analyzing our operating performance:
•	General Economic Conditions. The economic recession continues to adversely impact the gaming industry and our Company. We believe our guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the credit, investment and housing markets.

•	Cost Efficiencies. In July 2008, we began to implement a strategic plan to improve efficiencies and reduce our cost structure as weak economic conditions continued to adversely impact business volumes. As part of this plan, we reduced our workforce costs through position eliminations, adjusting staffing practices and attrition. We also restructured the organization of our property and corporate management teams to be more efficient and streamlined. As a result of the actions taken to date, operating income margins at four of our seven gaming locations increased over the prior-year second quarter. Additionally, corporate expense decreased 14.6% from the second quarter of 2008 due mostly to the realized cost efficiencies and the absence of $1.7 million of severance pay that adversely impacted the second quarter of 2008.

•	Missouri Properties. In late 2008, positive regulatory reform was implemented at our Kansas City and St. Charles properties. The regulatory reform eliminated the $500 buy-in limit and the requirement for all casino guests to use player identification and tracking cards. Additionally, the Missouri gaming reform raised taxes on gross gaming receipts from 20% to 21% and placed a moratorium on the issuance of new gaming licenses. During the first six months of 2009, operating income at our Kansas City and St. Charles properties increased 27.6% and 24.6%, respectively, over the first half of 2008. The improvement in operating income at both properties was mostly attributable to the aforementioned cost savings initiatives and regulatory reform. Our St. Charles property’s operating income in the second quarter of 2009 was adversely impacted by a $1.0 million charge related to the termination of a third-party management contract for an entertainment venue.

•	Ameristar Black Hawk. In Colorado, voters approved the extension of casino operating hours from 18 hours daily to up to 24 hours daily, the increase in maximum bet limits from $5 to up to $100 and the addition of roulette and craps. These regulatory changes were implemented on July 2, 2009. Also, we continue to progress toward a September 29, 2009 opening of our 536-room luxury hotel and spa. We believe the regulatory changes, coupled with the new hotel, will allow us to more effectively market our property.

•	Ameristar Vicksburg. In October 2008, a new competitor opened a $100 million casino-hotel in Vicksburg. The additional competition has adversely affected the financial performance of Ameristar Vicksburg and the other facilities operating in the market, and our property’s net revenues and operating income decreased 7.2% and 11.6%, respectively, from the prior-year second quarter. We substantially completed a casino expansion and a new 1,000-space parking garage at our Vicksburg property in May 2008. We believe the expansion has helped to offset the impact of the increased competition and the recessionary economic conditions to date.

•	Debt and Interest Expense. On March 13, 2009, we amended our senior credit facility to provide us significant relief under our leverage ratio and senior leverage ratio covenants for the foreseeable future (thereby improving our borrowing flexibility related to currently available funds under our revolving loan facility). Additional financial flexibility was created by provisions in the amendment that expand our ability to incur unsecured debt and allow us to request lenders to extend the maturity of their respective portions of the revolving loan facility from November 10, 2010 to August 10, 2012. We are in preliminary discussions with certain of the lenders regarding an extension. We expect that any extension would require us to pay additional fees, and potentially pay higher interest rate add-ons for the extended portions. The amendment also increased the interest rate add-on for term loan and revolving loan borrowings under the senior credit facility by 125 basis points. At June 30, 2009, our leverage and senior leverage ratios (each as defined in the senior credit facility) were required to be no more than 6.00:1 and 5.75:1, respectively. As of that date, our leverage ratio and senior leverage ratio were each 4.91:1.
On May 27, 2009, we issued $650.0 million aggregate principal amount of 9 1/4% Senior Notes due 2014 (the “Notes”). We used the net proceeds from the sale of the Notes (approximately $620.0 million, after deducting discounts and expenses) to repay a portion of the revolving loan indebtedness outstanding under our senior credit facility.
We expect a significant increase in interest expense for the remainder of 2009 compared to 2008 as a result of the senior credit facility amendment and Notes issuance.
•	Promotional Spending. For the quarter ended June 30, 2009, promotional allowances were $65.9 million compared to $76.8 million in the second quarter of 2008. Financial results for the second quarter of 2008 were adversely impacted by a significant increase in promotional spending as a result of an aggressive companywide marketing program designed to capture profitable incremental revenue. However, the prior-year marketing program to capture profitable incremental revenue was ineffective, and as a result we began to curtail promotional spending commencing in the third quarter of 2008.

Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Consolidated Cash Flow Information:
Net cash provided by operating activities	$57,165	$70,480	$126,204	$142,406

Net cash used in investing activities	$(45,920)	$(73,290)	$(96,404)	$(133,172)

Net cash (used in) provided by financing activities	$(2,953)	$3,112	$(9,496)	$(28,531)

Net Revenues:
Ameristar St. Charles	$73,311	$75,332	$150,483	$147,015
Ameristar East Chicago	68,495	74,470	136,122	149,822
Ameristar Kansas City	58,656	61,935	118,826	123,863
Ameristar Council Bluffs	39,989	44,722	82,239	90,233
Ameristar Vicksburg	31,026	33,420	64,145	67,106
Ameristar Black Hawk	20,649	20,405	41,045	40,678
Jackpot Properties	16,776	17,813	31,880	34,148

Consolidated net revenues	$308,902	$328,097	$624,740	$652,865

Operating Income (Loss):
Ameristar St. Charles	$16,523	$15,305	$38,479	$30,878
Ameristar East Chicago	11,030	8,010	23,567	(110,781)
Ameristar Kansas City	15,951	12,683	32,548	25,507
Ameristar Council Bluffs	11,342	12,744	24,061	24,780
Ameristar Vicksburg	8,490	9,601	19,290	20,763
Ameristar Black Hawk	1,995	2,783	5,870	5,598
Jackpot Properties	4,031	3,218	7,300	5,716
Corporate and other	(13,954)	(16,339)	(26,401)	(31,513)

Consolidated operating income (loss)	$55,408	$48,005	$124,714	$(29,052)

Operating Income (Loss) Margins(1):
Ameristar St. Charles	22.5%	20.3%	25.6%	21.0%
Ameristar East Chicago	16.1%	10.8%	17.3%	(73.9%)
Ameristar Kansas City	27.2%	20.5%	27.4%	20.6%
Ameristar Council Bluffs	28.4%	28.5%	29.3%	27.5%
Ameristar Vicksburg	27.4%	28.7%	30.1%	30.9%
Ameristar Black Hawk	9.7%	13.6%	14.3%	13.8%
Jackpot Properties	24.0%	18.1%	22.9%	16.7%
Consolidated operating income (loss) margin	17.9%	14.6%	20.0%	(4.4%)

(1)	Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In Thousands, Unaudited)
Casino Revenues:
Slots	$276,939	$297,702	$564,247	$585,969
Table games	34,995	37,130	66,747	76,114
Other	3,592	4,083	7,410	8,589

Casino revenues	315,526	338,915	638,404	670,672

Non-Casino Revenues:
Food and beverage	34,808	40,515	72,773	80,886
Rooms	15,810	15,390	30,486	26,329
Other	8,615	10,109	16,814	19,686

Non-casino revenues	59,233	66,014	120,073	126,901

Less: Promotional Allowances	(65,857)	(76,832)	(133,737)	(144,708)

Total Net Revenues	$308,902	$328,097	$624,740	$652,865

     Net Revenues
     Consolidated net revenues for the quarter ended June 30, 2009 decreased $19.2 million, or 5.9%, from the second quarter of 2008. The decrease in consolidated net revenues was primarily attributable to the ongoing economic recession and increased competition that opened in the second half of 2008 in our East Chicago and Vicksburg markets. Second quarter net revenues declined on a year-over-year basis at six of our seven gaming locations while Ameristar Black Hawk’s net revenues remained relatively flat when compared to the prior-year second quarter. We believe Ameristar Black Hawk’s revenues will increase due to the implementation of the beneficial regulatory reform on July 2, 2009, coupled with the opening of the new hotel scheduled in September 2009.
     During the three months ended June 30, 2009, consolidated promotional allowances decreased $11.0 million (14.3%) from the comparable 2008 period. The decrease in promotional allowances was primarily the result of the aggressive marketing program initiated in the second quarter of 2008. We curtailed our promotional spending beginning in the third quarter of 2008 due to ineffectiveness of the prior-year marketing program to generate profitable incremental revenue.
     For the six months ended June 30, 2009, consolidated net revenues decreased $28.1 million, or 4.3%, from the corresponding 2008 period. During the first six months of 2009, net revenues declined from the prior-year period by 9.1% at Ameristar East Chicago, 8.9% at Ameristar Council Bluffs, 6.6% at our Jackpot Properties, 4.4% at Ameristar Vicksburg and 4.1% at Ameristar Kansas City. We believe the weakening economic conditions and the increased competition in our East Chicago and Vicksburg markets adversely impacted financial results throughout the first half of 2009. Net revenues at Ameristar St. Charles increased 2.4% over the first half of 2008, driven primarily by the property’s new hotel and the beneficial impact of the regulatory reform in Missouri.
     For the six months ended June 30, 2009, consolidated promotional allowances decreased 7.6% from the same 2008 period as a result of the factors mentioned above.

     Operating Income (Loss)
     In the second quarter of 2009, consolidated operating income increased $7.4 million, or 15.4%, from the second quarter of 2008, primarily as a result of the previously mentioned implementation of operational and marketing efficiencies at all our properties. Operating income margins increased year-over-year at our Jackpot, Kansas City, East Chicago and St. Charles properties. Operating income margin at our Council Bluffs property was flat compared to the prior-year second quarter. Our Black Hawk property’s second quarter operating income was adversely impacted by a $1.3 million one-time non-cash adjustment to property tax expense.
     For the three months ended June 30, 2009, corporate expense declined $2.4 million, due mostly to the realized cost efficiencies and the absence of $1.7 million of severance pay that adversely impacted the second quarter of 2008. The year-over-year decrease in corporate expense was partially offset by a $1.1 million increase in deferred compensation expense in the second quarter of 2009 due to fluctuations in the investment markets.
     For the six months ended June 30, 2009, our operating income was $124.7 million, compared to an operating loss of $29.1 million for the same prior-year period. The increase is primarily attributable to the $129.0 million non-cash impairment charge recorded in the first quarter of 2008 relating to East Chicago’s intangible assets. Excluding the impairment charge, consolidated operating income improved $24.8 million, or 24.8%, when compared to the first half of 2008 primarily due to the operational efficiencies implemented in the second half of 2008.
     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in Thousands, Unaudited)
Interest cost	$27,968	$19,942	$47,105	$48,261
Less: Capitalized interest	(2,366)	(4,180)	(4,588)	(10,447)

Interest expense, net	$25,602	$15,762	$42,517	$37,814

Cash paid for interest, net of amounts capitalized	$20,437	$6,162	$37,707	$29,719

Weighted-average total debt outstanding	$1,662,726	$1,627,756	$1,665,093	$1,636,727

Weighted-average interest rate	5.4%	4.8%	5.1%	5.8%

     For the quarter ended June 30, 2009, consolidated interest expense, net of amounts capitalized, increased $9.8 million (62.4%) from the 2008 second quarter. The increase is due primarily to a full quarter of higher interest rate add-ons resulting from the credit facility amendment and approximately one month of increased interest expense from the issuance of the Notes. Year to date, consolidated interest expense, net of amounts capitalized, increased $4.7 million (12.4%) from the first half of 2008 due to the increased interest from the credit facility amendment and Notes issuance. Additionally, when we open the Black Hawk hotel we will no longer capitalize the interest on the associated debt, which will cause our net interest expense to rise relative to prior periods.

     Income Taxes
     Our effective income tax rate was 44.9% for the quarter ended June 30, 2009, compared to 47.3% for the same period in 2008. The year-over-year decrease is primarily due to the absence in 2009 of costs we incurred in 2008 associated with the Missouri and Colorado ballot initiatives, which are considered lobbying costs and are not deductible for income tax purposes. For the six months ended June 30, 2009 and 2008, our effective income tax rates were 43.4% and 34.8%, respectively. Excluding the impact of the intangible asset impairment at Ameristar East Chicago, the effective tax rate for the six months ended June 30, 2008 would have been 46.2%, which is 2.8 percentage points higher than the six months ended June 30, 2009. This difference is mostly due to the Missouri and Colorado ballot initiative costs incurred in 2008 as described above.
     Net Income (Loss)
     For the three months ended June 30, 2009, consolidated net income decreased $2.7 million, or 16.1%, from the second quarter of 2008. The decrease is primarily due to higher interest expense and a loss on early retirement of debt in the second quarter of 2009, partially offset by the improvement in operating income described above. Diluted earnings per share were $0.25 in the quarter ended June 30, 2009, compared to $0.29 in the corresponding prior-year quarter. For the six months ended June 30, 2009 and 2008, we reported net income of $44.2 million and a net loss of $43.9 million, respectively. Diluted earnings per share were $0.76 for the first half of 2009, compared to a diluted loss per share of $0.77 in the corresponding prior-year period. The impairment charge at Ameristar East Chicago adversely affected diluted earnings per share in the first six months of 2008 by $1.34.

Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Six Months Ended June 30,
	2009	2008
	(In Thousands, Unaudited)
Net cash provided by operating activities	$126,204	$142,406

Cash flows from investing activities:
Capital expenditures	(77,384)	(135,263)
(Decrease) increase in construction contracts payable	(15,229)	14,656
Proceeds from sale of assets	428	788
Increase in deposits and other non-current assets	(4,219)	(13,353)

Net cash used in investing activities	(96,404)	(133,172)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and other borrowings	659,485	14,015
Principal payments of debt	(642,344)	(37,221)
Debt issuance and amendment costs	(22,484)	—
Cash dividends paid	(6,038)	(6,002)
Proceeds from stock option exercises	1,897	505
Purchases of treasury stock	(144)	—
Excess tax benefit from stock option exercises	132	172

Net cash used in financing activities	(9,496)	(28,531)

Net increase (decrease) in cash and cash equivalents	$20,304	$(19,297)

     For the six months ended June 30, 2009, net cash provided by operating activities decreased $16.2 million from 2008, mostly as a result of the changes in several of our working capital assets and liabilities in 2009 and our receipt of a $10.0 million federal income tax refund in 2008.
     The construction of our luxury hotel is progressing at Ameristar Black Hawk. The 33-story tower’s 536 rooms will feature upscale furnishings and amenities. The tower will include a versatile meeting and ballroom center and will also have Black Hawk’s only full-service spa, an enclosed rooftop swimming pool and indoor/outdoor whirlpool facilities. Once completed, Ameristar Black Hawk will offer destination resort amenities and services that are unequaled in the Denver gaming market. The hotel is expected to open on September 29, 2009, with full completion to occur early in the fourth quarter. The cost of the hotel is expected to be approximately $235 million. During the first six months of 2009, capital expenditures related to the hotel project totaled $55.9 million.
     Capital expenditures during the first half of 2008 were primarily related to the hotel project at Ameristar Black Hawk ($40.0 million), our expansion at Ameristar Vicksburg ($33.5 million), the Ameristar St. Charles hotel and expansion ($18.7 million) and the acquisition of slot product at all our properties.
     During the second quarter of 2009, our Board of Directors reinstituted a quarterly cash dividend of $0.105 per share. To date in 2009, we have paid cash dividends in May and July.

     On May 27, 2009, we used the net proceeds from the sale of the Notes (approximately $620.0 million, after deducting discounts and expenses) to repay a portion of the revolving loan indebtedness outstanding under our senior credit facility. Simultaneously, we terminated $650.0 million of revolving loan commitments under the senior credit facility that mature in November 2010. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1 of each year, with the initial interest payment due on December 1, 2009.
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
     All mandatory principal repayments have been made through June 30, 2009. As of June 30, 2009, the amount of the revolving loan facility available for borrowing was $103.4 million, after giving effect to $3.6 million of outstanding letters of credit.
     In connection with the issuance of the Notes and the senior credit facility amendment, we paid one-time fees and expenses totaling approximately $22.5 million during the first six months of 2009, most of which was capitalized and will be amortized over the respective remaining terms of the Notes and the senior credit facility. During the second quarter of 2009, deferred debt issuance costs totaling approximately $5.2 million were expensed as a result of the early retirement of a portion of the outstanding revolving loan facility.
     As a result of the issuance of the Notes and the credit facility amendment, we expect a significant increase in interest expense compared to 2008.
     In addition to the availability under the senior credit facility, we had $94.0 million of cash and cash equivalents at June 30, 2009, approximately $60.0 million of which were required for daily operations.
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
Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and financial performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that,” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facility or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Business — Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the factors, risks and uncertainties that could affect our future results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facility. The senior credit facility bears interest equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of June 30, 2009, we had $1.03 billion outstanding under our senior credit facility, bearing interest at variable rates based on LIBOR. At June 30, 2009, the average interest rate applicable to the senior credit facility outstanding, before giving effect to interest rate hedging transactions in place on that date, was 3.9%.

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
     Effective October 20, 2008, we entered into an additional interest rate swap transaction with another commercial bank counterparty. We are obligated to make quarterly fixed rate payments to the counterparty, calculated on a notional amount of $525.0 million (giving effect to the partial termination described below), while the counterparty is obligated to make quarterly floating rate payments to us based on three-month LIBOR on the same notional amount. The swap transaction effectively fixes the annual interest rate on $525.0 million of our revolving loan and term loan debt at 2.98% plus the applicable margins. The swap terminates on July 19, 2010.
     On May 27, 2009, we used the net proceeds from the sale of the Notes to repay a portion of the outstanding revolving loans. As a result of replacing $620.0 million of variable rate debt with fixed rate debt, we reallocated $382.0 million of the swaps from the revolving loan facility to the term loan facility and terminated $75.0 million of the original $600.0 million swap entered into in October 2008.
     Giving effect to the two swap agreements, we have a total of $1.0 billion of our variable rate debt hedged until July 2010 at a weighted-average fixed rate of 3.09% plus the applicable margin. (See “Note 7 – Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for more discussion of the interest rate swaps.) Substantially all of our other debt consists of the Notes that bear interest at a fixed rate.
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
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second fiscal quarter of 2009.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     We incorporate by reference the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our 2009 Annual Meeting of Stockholders was held on June 3, 2009.

(b) and (c)	The following table shows the tabulation of votes for all matters put to vote at our 2009 Annual Meeting of Stockholders.

				Broker
Matters Put to Vote	For	Against/Withheld	Abstentions	Non-Votes

Election of Leslie Nathanson Juris as a Class B Director	51,922,800	3,870,712	—	—
Election of Thomas M. Steinbauer as a Class B Director	47,418,863	8,374,649	—	—
Proposal to approve the Company’s 2009 Stock Incentive Plan	40,223,761	12,722,522	11,012	2,836,187
Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing

4.1	Indenture, dated as of May 27, 2009, among ACI, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on May 29, 2009.

10.1	Ameristar Casinos, Inc. 2009 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on June 4, 2009.

10.2	Registration Rights Agreement, dated May 27, 2009, among ACI, the Guarantors named therein and Banc of America Securities LLC, Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on May 29, 2009.

31.1	Certification of Gordon R. Kanofsky, Chief Executive Officer and Vice Chairman, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant
Date: August 10, 2009	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer