Form 10-Q
period 2009-09-30
AMERISTAR CASINOS INC
filed 2009-11-09
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of November 4, 2009, 57,678,292 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$132,124	$73,726
Restricted cash	6,425	6,425
Accounts receivable, net	8,412	12,635
Income tax refunds receivable	1,781	—
Inventories	6,849	7,926
Prepaid expenses	15,693	8,029
Deferred income taxes	—	10,473

Total current assets	171,284	119,214

Property and Equipment, at cost:
Buildings and improvements	1,887,060	1,657,835
Furniture, fixtures and equipment	539,514	510,843

	2,426,574	2,168,678
Less: accumulated depreciation and amortization	(719,987)	(655,422)

	1,706,587	1,513,256

Land	84,047	83,183
Construction in progress	13,659	176,518

Total property and equipment, net	1,804,293	1,772,957

Goodwill and other intangible assets	254,159	255,170
Deferred income taxes	3,194	16,219
Deposits and other assets	83,725	61,678

TOTAL ASSETS	$2,316,655	$2,225,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,049	$27,520
Construction contracts payable	17,633	37,121
Income taxes payable	270	3,563
Accrued liabilities	166,302	116,313
Deferred income taxes	5,612	—
Current maturities of long-term debt	4,222	4,503

Total current liabilities	225,088	189,020

Long-term debt, net of current maturities	1,661,205	1,643,997
Deferred compensation and other long-term liabilities	35,694	53,441

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 58,515,074 and 58,093,041 shares; Outstanding — 57,681,069 and 57,300,719 shares	585	581
Additional paid-in capital	258,078	246,662
Treasury stock, at cost (834,005 and 792,322 shares)	(18,433)	(17,719)
Accumulated other comprehensive loss	(22,619)	(27,295)
Retained earnings	177,057	136,551

Total stockholders’ equity	394,668	338,780

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,316,655	$2,225,238

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Casino	$311,143	$329,841	$949,547	$1,000,514
Food and beverage	31,198	39,636	103,970	120,521
Rooms	16,598	15,868	47,084	42,197
Other	8,197	10,120	25,012	29,806

	367,136	395,465	1,125,613	1,193,038
Less: promotional allowances	(67,706)	(74,064)	(201,444)	(218,772)

Net revenues	299,430	321,401	924,169	974,266

Operating Expenses:
Casino	135,418	151,666	421,898	465,163
Food and beverage	16,186	18,941	49,270	56,643
Rooms	2,162	2,856	6,496	8,584
Other	3,593	5,318	11,340	16,568
Selling, general and administrative	64,995	69,494	180,579	201,766
Depreciation and amortization	26,106	26,773	78,807	78,901
Impairment loss on assets	12	110	107	129,449

Total operating expenses	248,472	275,158	748,497	957,074

Income from operations	50,958	46,243	175,672	17,192

Other Income (Expense):
Interest income	122	190	390	593
Interest expense, net of capitalized interest	(30,100)	(19,034)	(72,617)	(56,849)
Loss on early retirement of debt	(155)	—	(5,365)	—
Net loss on disposition of assets	(264)	(369)	(99)	(927)
Other	1,091	(1,132)	1,675	(1,459)

Income (Loss) Before Income Tax Provision (Benefit)	21,652	25,898	99,656	(41,450)
Income tax provision (benefit)	7,190	11,566	41,013	(11,875)

Net Income (Loss)	$14,462	$14,332	$58,643	$(29,575)

Earnings (Loss) Per Share:
Basic	$0.25	$0.25	$1.02	$(0.52)

Diluted	$0.25	$0.25	$1.01	$(0.52)

Cash Dividends Declared Per Share	$0.21	$0.11	$0.32	$0.32

Weighted-Average Shares Outstanding:
Basic	57,648	57,198	57,491	57,177

Diluted	58,647	57,597	58,233	57,177

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$58,643	$(29,575)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78,807	78,901
Amortization of debt discount and deferred financing costs	5,219	1,587
Loss on early retirement of debt	5,365	—
Stock-based compensation expense	9,284	7,731
Impairment loss on assets	107	129,449
Net loss on disposition of assets	99	927
Net change in deferred income taxes	18,814	(31,007)
Excess tax benefit from stock option exercises	(132)	(172)
Net change in fair value of swap agreements	(1,007)	(654)
Net change in deferred compensation liability	(2,722)	(163)
Changes in operating assets and liabilities:
Accounts receivable, net	4,223	(946)
Income tax refunds receivable	(1,781)	11,177
Inventories	1,077	(584)
Prepaid expenses	(7,664)	2,865
Accounts payable	3,529	3,873
Income taxes payable	(3,161)	172
Accrued liabilities	43,544	32,866

Net cash provided by operating activities	212,244	206,447

Cash Flows from Investing Activities:
Capital expenditures	(110,781)	(190,742)
(Decrease) increase in construction contracts payable	(19,488)	9,192
Proceeds from sale of assets	432	1,322
Increase in deposits and other non-current assets	(6,732)	(15,273)

Net cash used in investing activities	(136,569)	(195,501)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	659,485	44,015
Principal payments of debt	(643,565)	(74,261)
Debt issuance and amendment costs	(22,538)	—
Cash dividends paid	(12,081)	(12,006)
Proceeds from stock option exercises	2,004	884
Purchases of treasury stock	(714)	—
Excess tax benefit from stock option exercises	132	172

Net cash used in financing activities	(17,277)	(41,196)

Net Increase (Decrease) in Cash and Cash Equivalents	58,398	(30,250)

Cash and Cash Equivalents — Beginning of Period	73,726	98,498

Cash and Cash Equivalents — End of Period	$132,124	$68,248

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$48,005	$49,156

Cash paid for federal and state income taxes, net of refunds received	$26,455	$7,598

Dividends declared but not paid	$6,056	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Principles of consolidation and basis of presentation
     The accompanying consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, ACI owns and operates eight casino properties in seven markets. The Company’s portfolio of casinos consists of: Ameristar Casino Resort Spa St. Charles (serving the St. Louis, Missouri metropolitan area); Ameristar Casino Hotel East Chicago (serving the Chicagoland area); Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area); Ameristar Casino Hotel Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Casino Hotel Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Casino Resort Spa Black Hawk (serving the Denver, Colorado metropolitan area); and Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada (serving Idaho and the Pacific Northwest). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
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
     Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies, significant accounting policies and bases of presentation are discussed where appropriate in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. In addition, critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008.
     The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The Company has evaluated certain events and transactions occurring after September 30, 2009 and through November 9, 2009, the date of the Company’s filing of this Quarterly Report on Form 10-Q, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in its accompanying consolidated financial statements for the period ended September 30, 2009.

Note 2 — Accounting pronouncements
Recently adopted accounting pronouncements
     In June 2009, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105), which establishes the FASB Accounting Standards CodificationTM (“Codification” or “ASC”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification also includes most, but not necessarily all, relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.
     The Company adopted the Codification, effective July 1, 2009, which requires references to authoritative U.S. GAAP to refer to the appropriate section of the Codification. The adoption of the Codification does not have an impact on the Company’s financial position, results of operations or cash flows. In order to ease the transition to the Codification, Codification cross-references are provided alongside the references to the Standards issued and adopted prior to the adoption of the Codification.
Recently issued accounting pronouncements
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, which amends Fair Value Measurements and Disclosures — Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update, among other matters, provides guidance on how to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. This update is effective beginning in the fourth quarter of 2009.
Note 3 — Stockholders’ equity
     Changes in stockholders’ equity for the nine months ended September 30, 2009 were as follows:

(Amounts in Thousands)
Balance at December 31, 2008	$338,780
Net income	58,643
Dividends	(18,137)
Stock-based compensation	9,284
Change in accumulated other comprehensive income	4,676
Proceeds from exercise of stock options	2,004
Tax benefit from stock option exercises	132
Shares remitted for tax withholding	(714)

Balance at September 30, 2009	$394,668

Note 4 — Earnings (loss) per share
     The Company calculates earnings (loss) per share in accordance with ASC Topic 260 (formerly SFAS No. 128, “Earnings Per Share”). Basic earnings (loss) per share are computed by dividing reported earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the three months ended September 30, 2008 and for the 2009 periods presented, all outstanding options with an exercise price lower than the market price have been included in the calculation of diluted earnings per share. For the nine months ended September 30, 2008, diluted loss per share excludes the additional dilution from all potentially dilutive securities such as stock options and restricted stock units.
     The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(Amounts in Thousands)
Weighted-average number of shares outstanding - basic earnings (loss) per share	57,648	57,198	57,491	57,177

Dilutive effect of stock options	999	399	742	—

Weighted-average number of shares outstanding - diluted earnings (loss) per share	58,647	57,597	58,233	57,177

     For the three months ended September 30, 2009 and 2008, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 3.3 million and 3.7 million, respectively. Anti-dilutive stock options for the nine months ended September 30, 2009 and 2008 totaled 3.2 million and 3.5 million, respectively.
Note 5 — Goodwill and other intangible assets
     As required under ASC Topic 350 (formerly SFAS No. 142), the Company performs an annual assessment of its goodwill and other intangible assets to determine if the carrying value exceeds the fair value. Additionally, the guidance requires an immediate impairment assessment if a change in circumstances can materially negatively affect the fair value of the intangible assets. For the three months and nine months ended September 30, 2009, there were no impairment charges relating to goodwill and indefinite-lived intangible assets. During the first quarter of 2008, the Company assessed its intangible assets at Ameristar East Chicago for impairment due to a significant deterioration of the debt and equity capital markets, weakening economic conditions and changes in the forecasted operations that materially affected the property’s fair value. As a result, during the first quarter of 2008 the Company recorded a total of $129.0 million in non-cash impairment charges relating to the goodwill and gaming license acquired in the purchase of the East Chicago property. The impairment charges reduced the carrying value of goodwill by $77.0 million and the gaming license by $52.0 million. The Company will perform its annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of 2009.

Note 6 — Long-term debt
     Long-term debt consisted of the following:

	September 30,	December 31,
	2009	2008
	(Amounts in Thousands)
Senior credit facility, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:

Revolving loan facility, at variable interest (3.4% at September 30, 2009 and 4.5% at December 31, 2008); principal due November 10, 2010	$643,000	$1,259,000

Term loan facility, at variable interest (3.8% at September 30, 2009 and 2.5% at December 31, 2008); $1.0 million principal payments due quarterly through September 30, 2011; $94.3 million principal payments due quarterly from December 31, 2011 through November 10, 2012	385,000	388,000

Senior notes, unsecured, 9.25% fixed interest, payable semi-annually on June 1 and December 1, principal due June 1, 2014 (net of $13,508 discount at September 30, 2009)	636,492	—

Other	935	1,500

	1,665,427	1,648,500

Less: Current maturities	(4,222)	(4,503)

	$1,661,205	$1,643,997

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
     The Indenture contains covenants that limit the Company’s and its Restricted Subsidiaries’ (as defined in the Indenture) ability to, among other things, (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create liens on assets, (iv) merge or consolidate with another company or sell all or substantially all assets and (v) enter into transactions with affiliates. In addition, pursuant to the Indenture, if the Company experiences certain changes of control, each holder of the Notes can require the Company to repurchase all or a portion of such holder’s outstanding Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the repurchase date. As of September 30, 2009, the Company was in compliance with all applicable covenants.
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
     All mandatory principal payments have been made through September 30, 2009. As of September 30, 2009, the amount of the revolving loan facility available for borrowing was $102.7 million, after giving effect to $4.3 million of outstanding letters of credit.
Other debt items
     In connection with the issuance of the Notes and the Credit Facility amendment, the Company paid one-time fees and expenses totaling approximately $22.5 million during the first nine months of 2009, most of which was capitalized and will be amortized over the respective remaining terms of the Notes and the Credit Facility. During the first nine months of 2009, deferred debt issuance costs totaling approximately $5.4 million were expensed as a result of the early retirement of a portion of the outstanding revolving loan facility. The deferred debt issuance costs remaining to be amortized are reflected in other assets in the accompanying consolidated balance sheets.
     As a result of the issuance of the Notes and the Credit Facility amendment, the Company expects a significant increase in interest expense compared to 2008.
     The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of September 30, 2009, the Company was required to maintain a leverage ratio, calculated as consolidated debt divided by EBITDA (as defined) for the prior four full fiscal quarters, of no more than 6.00:1, and a senior leverage ratio, calculated as consolidated senior debt divided by EBITDA for the prior four full fiscal quarters, of no more than 5.75:1. As of September 30, 2009 and December 31, 2008, the Company’s leverage ratio was 4.91:1 and 5.14:1, respectively. The senior leverage ratio as of September 30, 2009 and December 31, 2008 was also 4.91:1 and 5.14:1, respectively. As of September 30, 2009 and December 31, 2008, the Company was in compliance with all applicable covenants.
Note 7 — Derivative instruments and hedging activities
     Effective January 1, 2009, the Company adopted the guidance under ASC Topic 815 (formerly SFAS No. 161). The guidance provides users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under the previous guidance and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.
     In 2008, the Company entered into two forward interest rate swaps with two different commercial banks to fix the interest rate on certain LIBOR-based borrowings under the Credit Facility. Both swaps were designated as cash flow hedges. Pursuant to each of the interest rate swap agreements, the Company is obligated to make quarterly fixed rate payments to the counterparty, while the counterparty is obligated to make quarterly floating rate payments to the Company based on three-month LIBOR on the same notional amount.
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
     The following table presents the principal terms, fair value and balance sheet classification of the Company’s derivative financial instruments as of September 30, 2009 and December 31, 2008 (dollars in thousands):

			Fair Value of Liability
		Fixed
	Notional	Rate	September 30,	December 31,		Balance Sheet
Effective date	Amount	Paid	2009	2008	Maturity Date	Classification
July 18, 2008	$500,000	3.20%	$10,744	$13,071	July 19, 2010	Other long-term liabilities
October 20, 2008	525,000	2.98%	10,376	13,732	July 19, 2010	Other long-term liabilities

	$1,025,000		$21,120	$26,803

     For the three months and nine months ended September 30, 2009, the swaps increased the Company’s interest expense by $6.9 million and $16.0 million, respectively. During the first nine months of 2009, the Company recorded a total of $0.1 million in other income in the consolidated statement of operations as a result of hedge ineffectiveness on the $500.0 million swap and a change in the fair value of the swap before it was designated as a hedge. During the next 12 months, the Company estimates that an additional $22.6 million will be reclassified as an increase to interest expense.
Note 8 — Fair value measurements
     The Company measures the fair value of its interest rate swaps and its deferred compensation plan assets and liabilities on a recurring basis pursuant to ASC Topic 820 (formerly SFAS No. 157). ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
     Level 1: Quoted prices for identical instruments in active markets.
     Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value driver is observable.
     Level 3: Unobservable inputs in which little or no market data is available, therefore requiring an entity to develop its own assumptions.
     The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2009 (in thousands):

	Fair Value Measurements Using:
	Quoted Market	Significant Other	Significant
	Prices in Active	Observable Inputs	Unobservable Inputs
	Markets (Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan assets	$—	$16,406	$—

Liabilities:
Interest rate swap contracts	$—	$21,120	$—
Deferred compensation plan liabilities	$—	$11,010	$—
     The valuation techniques used to measure the fair value of the Company’s interest rate swap contracts, which are with counterparties that have high credit ratings, were derived from pricing models, such as discounted cash flow techniques. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves. The fair value of the deferred compensation assets is based on the cash-surrender value of rabbi-trust owned life insurance policies, which are invested in variable life insurance separate accounts that are similar to mutual funds. These investments are in the same accounts and purchased in substantially the same amounts as the deferred compensation plan participants’ selected investments, which represent the underlying liabilities to participants. Liabilities under the deferred compensation plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.
Fair value of long-term debt
     The estimated fair value of the Company’s long-term debt at September 30, 2009 was approximately $1.686 billion, versus its book value of $1.665 billion. At December 31, 2008, the fair value of the Company’s long-term debt approximated its book value. The estimated fair value of the Notes and the term loan facility debt was based on quoted market prices on or about September 30, 2009 and December 31, 2008. The estimated fair value of the revolving loan facility debt was based on its bid price on or about September 30, 2009 and December 31, 2008.
Note 9 — Stock-based compensation
     The Company accounts for its stock-based compensation in accordance with ASC Topic 718 (formerly SFAS No. 123(R), “Share-Based Payment”).
     Stock-based compensation expense totaled $4.1 million and $2.2 million for the three months ended September 30, 2009 and 2008, respectively. During the first nine months of 2009 and 2008, stock-based compensation expense was $9.3 million and $7.7 million, respectively. The associated future income tax benefit recognized was $0.1 million and $0.2 million during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was approximately $31.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.
     The weighted-average fair value at the grant date of options granted during the quarter ended September 30, 2009 and 2008 was $7.47 and $3.97, respectively. During the nine months ended September 30, 2009 and 2008, the weighted-average fair value of options granted was $7.32 and $4.05, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted-average assumptions:
Expected stock price volatility	57.6%	50.6%	57.9%	50.2%
Risk-free interest rate	2.3%	2.9%	2.3%	2.9%
Expected option life (years)	4.5	4.2	4.5	4.2
Expected annual dividend yield	2.7%	3.0%	2.7%	3.0%
     Stock option activity during the nine months ended September 30, 2009 was as follows:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual Term	Value
	(In Thousands)	Price	(Years)	(In Thousands)

Outstanding at December 31, 2008	5,219	$20.30
Granted	661	18.10
Exercised	(258)	7.76
Forfeited or expired	(428)	23.45

Outstanding at September 30, 2009	5,194	$20.42	5.0	$6,742

Exercisable at September 30, 2009	2,886	$19.38	3.5	$5,059
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on September 30, 2009. The intrinsic value of a stock option is the excess of the Company’s closing stock price on September 30, 2009 over the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $2.2 million and $0.9 million, respectively.
     The following table summarizes the Company’s unvested stock option activity for the nine months ended September 30, 2009:

	Shares	Weighted-Average
	(Amounts in	Exercise Price
	Thousands)	(per Share)
Unvested at December 31, 2008	2,172	$22.08
Granted	661	18.10
Vested	(326)	16.77
Forfeited	(200)	21.81

Unvested at September 30, 2009	2,307	$21.72

     The following table summarizes the Company’s unvested restricted stock, restricted stock unit and performance share unit activity for the nine months ended September 30, 2009:

		Weighted-Average
	Shares/Units	Grant Date Fair
	(Amounts in	Value
	Thousands)	(per Share/Unit)
Unvested at December 31, 2008	997	$16.36
Granted	826	18.10
Vested	(203)	17.12
Forfeited	(107)	12.31

Unvested at September 30, 2009	1,513	$7.96
Note 10 — Income taxes
     At September 30, 2009 and December 31, 2008, unrecognized tax benefits totaled $6.4 million and $16.1 million, respectively. The total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.8 million at September 30, 2009 and $1.6 million at December 31, 2008. As of September 30, 2009, accrued interest and penalties totaled $0.8 million, of which $0.6 million would affect the effective tax rate if recognized.
     During the three months ended September 30, 2009, the Company recognized approximately $11.6 million of previously unrecognized tax benefits, including the reversal of interest expense, which favorably impacted the third quarter 2009 income tax expense and net income by $1.5 million. These tax benefits are primarily related to the expiration of the federal statute of limitations for the 2005 tax year. In connection with the impairment of intangible assets at Ameristar East Chicago, the Company recorded a deferred tax benefit of $52.3 million during the first quarter of 2008. The tax effect of the impairment was also reflected in the effective tax rate for the nine months ended September 30, 2008.
     The effective income tax rate was 33.2% for the quarter ended September 30, 2009, compared to 44.7% for the same period in 2008. For the nine months ended September 30, 2009 and 2008, the effective income tax rates were 41.2% and 28.6%, respectively.
     The Company files income tax returns in numerous jurisdictions. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year. With the normal expiration of statutes of limitations, the Company anticipates that the amount of unrecognized tax benefits will decrease by $1.7 million within the next 12 months, of which $0.8 million would affect the effective tax rate if recognized.
Note 11 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At September 30, 2009 and December 31, 2008, the estimated liabilities for unpaid and incurred but not reported claims totaled $12.2 million and $12.3 million, respectively. The Company utilizes actuaries who consider historical loss experience and certain unusual claims in estimating these liabilities, based upon statistical data provided by the independent third party administrators of the various programs. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with eight properties in operation in Missouri, Indiana, Iowa, Mississippi, Colorado and Nevada. Our portfolio of casinos consists of: Ameristar Casino Resort Spa St. Charles (serving the St. Louis, Missouri metropolitan area); Ameristar Casino Hotel East Chicago (serving the Chicagoland area); Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area); Ameristar Casino Hotel Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Casino Hotel Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Casino Resort Spa Black Hawk (serving the Denver metropolitan area); and Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada (serving Idaho and the Pacific Northwest).
     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those patrons spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the disposable income of our patrons and weather conditions affecting our properties, achieving and maintaining cost efficiencies, competitive factors, gaming tax increases and other regulatory changes, the commencement of new gaming operations, charges associated with debt refinancing or property acquisition and disposition transactions, construction at existing facilities and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.
     The following significant factors and trends should be considered in analyzing our operating performance:
•	General Economic Conditions. The weak economic conditions continue to adversely impact the gaming industry and our Company. We believe our guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the credit, investment and housing markets.

•	Cost Efficiencies. In July 2008, we began to implement a strategic plan to improve efficiencies and reduce our cost structure as weak economic conditions continued to adversely impact business volumes. As part of this plan, we reduced our workforce costs through position eliminations, adjusting staffing practices and attrition. We also restructured the organization of our property and corporate management teams to be more efficient and streamlined. As a result of the actions taken to date, operating income margins at six of our seven gaming locations increased in the first nine months of 2009 compared to the same period in 2008. Additionally, corporate expense decreased 12.6% for the nine months ended September 30, 2009 compared to 2008 due mostly to the realized cost efficiencies.

•	Missouri Properties. In late 2008, positive regulatory reform was implemented at our Kansas City and St. Charles properties. The regulatory reform eliminated the $500 buy-in limit and the requirement for all casino guests to use player identification and tracking cards. Additionally, the Missouri gaming reform raised taxes on gross gaming receipts from 20% to 21% and placed a moratorium on the issuance of new gaming licenses. During the first nine months of 2009, operating income at our Kansas City and St. Charles properties increased 26.2% and 23.5%, respectively, over the first nine months of 2008. The improvement in operating income at both properties was mostly attributable to the aforementioned cost savings initiatives and regulatory reform.

•	Ameristar Black Hawk. On July 2, 2009, we implemented positive regulatory changes at our Black Hawk property that extended casino operating hours from 18 hours daily to 24 hours daily, increased the maximum bet limits from $5 to up to $100 and allowed for additional table games, including roulette and craps. As a result of these regulatory changes, third quarter year-over-year net revenues and operating income increased by 24.2% and 34.3%, respectively. Also, on September 29, 2009, we opened a 536-room luxury hotel and spa featuring upscale furnishings and amenities. The hotel includes a versatile meeting and ballroom center and also has Black Hawk’s only full-service spa and an enclosed rooftop swimming pool with indoor/outdoor whirlpool facilities. Ameristar Black Hawk offers destination resort amenities and services that are unequaled in the Denver gaming market. We believe the regulatory changes, coupled with the new hotel, will allow us to drive further revenue growth.

•	Ameristar Vicksburg. In October 2008, a new competitor opened a $100 million casino-hotel in Vicksburg. The additional competition has adversely affected the financial performance of Ameristar Vicksburg and the other facilities operating in the market, and our property’s net revenues and operating income decreased 20.0% and 30.2%, respectively, from the prior-year third quarter. In May 2008, we substantially completed a casino expansion and a new 1,000-space parking garage at our Vicksburg property. We believe the expansion has helped to partially offset the impact of the increased competition.

•	Debt and Interest Expense. On March 13, 2009, we amended our senior credit facility to provide us significant relief under our leverage ratio and senior leverage ratio covenants for the foreseeable future (thereby improving our borrowing flexibility related to currently available funds under our revolving loan facility). The amendment also increased the interest rate add-on for term loan and revolving loan borrowings under the senior credit facility by 125 basis points. At September 30, 2009, our leverage and senior leverage ratios (each as defined in the senior credit facility) were required to be no more than 6.00:1 and 5.75:1, respectively. As of that date, our leverage ratio and senior leverage ratio were each 4.91:1. Additional financial flexibility was created by provisions in the amendment that expand our ability to incur unsecured debt and allow us to request lenders to extend the maturity of their respective portions of the revolving loan facility from November 10, 2010 to August 10, 2012. We are in the process of seeking extensions from the lenders, which we expect will be consummated in the near future. The extensions will require us to pay upfront fees and to pay higher interest rate add-ons for the extended portion of the revolving loans.

On May 27, 2009, we issued $650.0 million aggregate principal amount of 9 1/4% Senior Notes due 2014 (the “Notes”). We used the net proceeds from the sale of the Notes (approximately $620.0 million, after deducting discounts and expenses) to repay a portion of the revolving loan indebtedness outstanding under our senior credit facility.

Our interest expense has increased significantly as a result of the senior credit facility amendment and Notes issuance. For the third quarter of 2009, consolidated net interest expense increased by $11.1 million over the third quarter of 2008 primarily due to these debt restructuring transactions.

Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Consolidated Cash Flow Information:
Net cash provided by operating activities	$86,040	$64,041	$212,244	$206,447

Net cash used in investing activities	$(40,165)	$(62,329)	$(136,569)	$(195,501)

Net cash used in financing activities	$(7,781)	$(12,665)	$(17,277)	$(41,196)

Net Revenues:
Ameristar St. Charles	$72,065	$73,070	$222,548	$220,085
Ameristar East Chicago	59,967	69,961	196,088	219,783
Ameristar Kansas City	57,528	59,795	176,354	183,657
Ameristar Council Bluffs	38,451	44,113	120,689	134,346
Ameristar Vicksburg	27,918	34,879	92,063	101,985
Ameristar Black Hawk	26,246	21,125	67,292	61,804
Jackpot Properties	17,255	18,458	49,135	52,606

Consolidated net revenues	$299,430	$321,401	$924,169	$974,266

Operating Income (Loss):
Ameristar St. Charles	$17,952	$14,816	$56,432	$45,694
Ameristar East Chicago	6,330	6,029	29,897	(104,752)
Ameristar Kansas City	15,087	12,224	47,635	37,731
Ameristar Council Bluffs	12,375	13,701	36,436	38,481
Ameristar Vicksburg	6,139	8,796	25,429	29,559
Ameristar Black Hawk	4,567	3,401	10,437	8,999
Jackpot Properties	4,171	3,908	11,471	9,624
Corporate and other	(15,663)	(16,632)	(42,065)	(48,144)

Consolidated operating income	$50,958	$46,243	$175,672	$17,192

Operating Income (Loss) Margins(1):
Ameristar St. Charles	24.9%	20.3%	25.4%	20.8%
Ameristar East Chicago	10.6%	8.6%	15.2%	(47.7%)
Ameristar Kansas City	26.2%	20.4%	27.0%	20.5%
Ameristar Council Bluffs	32.2%	31.1%	30.2%	28.6%
Ameristar Vicksburg	22.0%	25.2%	27.6%	29.0%
Ameristar Black Hawk	17.4%	16.1%	15.5%	14.6%
Jackpot Properties	24.2%	21.2%	23.3%	18.3%
Consolidated operating income margin	17.0%	14.4%	19.0%	1.8%

(1)	Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

The following table presents detail of our net revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(In Thousands, Unaudited)
Casino Revenues:
Slots	$274,358	$293,991	$838,606	$879,960
Table games	33,299	32,375	100,046	108,490
Other	3,486	3,475	10,895	12,064

Casino revenues	311,143	329,841	949,547	1,000,514

Non-Casino Revenues:
Food and beverage	31,198	39,636	103,970	120,521
Rooms	16,598	15,868	47,084	42,197
Other	8,197	10,120	25,012	29,806

Non-casino revenues	55,993	65,624	176,066	192,524

Less: Promotional Allowances	(67,706)	(74,064)	(201,444)	(218,772)

Total Net Revenues	$299,430	$321,401	$924,169	$974,266

     Net Revenues
     Consolidated net revenues for the quarter ended September 30, 2009 decreased $22.0 million, or 6.8%, from the third quarter of 2008. The decrease in consolidated net revenues was primarily attributable to the weak economy and increased competition that opened in the second half of 2008 in our East Chicago and Vicksburg markets. Third quarter 2009 net revenues declined on a year-over-year basis at six of our seven gaming locations while Ameristar Black Hawk’s net revenues increased by $5.1 million, or 24.2%, when compared to third quarter 2008. Ameristar Black Hawk’s net revenue increase is due to the implementation of the beneficial regulatory reform on July 2, 2009.
     During the three months ended September 30, 2009, consolidated promotional allowances decreased $6.4 million (8.6%) from the corresponding 2008 period. The decrease in promotional allowances was primarily the result of the aggressive marketing program during the first half of the third quarter of 2008. We curtailed our promotional spending later in the third quarter of 2008 due to ineffectiveness of the prior-year marketing program to generate profitable incremental revenue.
     For the nine months ended September 30, 2009, consolidated net revenues decreased $50.1 million, or 5.1%, from the corresponding 2008 period. During the first nine months of 2009, net revenues declined from the corresponding 2008 period by 10.8% at Ameristar East Chicago, 10.2% at Ameristar Council Bluffs, 9.7% at Ameristar Vicksburg, 6.6% at our Jackpot Properties and 4.0% at Ameristar Kansas City. We believe the weak economic conditions and the increased competition in our East Chicago and Vicksburg markets adversely impacted financial results throughout the first three quarters of 2009. Ameristar Black Hawk’s net revenues increased by $5.5 million, or 8.9%, for the first nine months of 2009 when compared to the corresponding 2008 period. The increase is primarily attributable to the implementation of the beneficial regulatory reform on July 2, 2009. Ameristar St. Charles’ net revenue increased 1.1% over the first three quarters. We believe that the regulatory reform in Missouri had a beneficial impact on the net revenues of Ameristar St. Charles and Ameristar Kansas City.

     For the nine months ended September 30, 2009, consolidated promotional allowances decreased 7.9% from the same 2008 period as a result of the factors mentioned above.
     Operating Income (Loss)
     In the third quarter of 2009, consolidated operating income increased $4.7 million, or 10.2%, from the third quarter of 2008, primarily as a result of the previously mentioned implementation of operational and marketing efficiencies at all our properties. Operating income margins improved year-over-year at six of our seven gaming locations. Vicksburg’s operating income decreased by $2.7 million, or 30.2%, when compared to third quarter 2008. This is mainly the result of a new competitor entering the Vicksburg market in October 2008 as described above.
     For the three months ended September 30, 2009, corporate expense declined $1.0 million, due mostly to the realized cost efficiencies mentioned above.
     For the nine months ended September 30, 2009, our operating income was $175.7 million, compared to $17.2 million for the corresponding 2008 period. The increase is primarily attributable to the $129.0 million non-cash impairment charge recorded in the first quarter of 2008 relating to East Chicago’s intangible assets. Excluding the impairment charge, consolidated operating income improved $29.5 million, or 20.2%, when compared to the first three quarters of 2008. This increase is primarily due to the implemented operational efficiencies and the favorable regulatory reform in Missouri and Colorado.
     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in Thousands, Unaudited)
Interest cost	$34,280	$20,661	$81,386	$68,923
Less: Capitalized interest	(4,180)	(1,627)	(8,769)	(12,074)

Interest expense, net	$30,100	$19,034	$72,617	$56,849

Cash paid for interest, net of amounts capitalized	$10,298	$19,437	$48,005	$49,156

Weighted-average total debt outstanding	$1,680,143	$1,646,039	$1,664,010	$1,633,931

Weighted-average interest rate	7.8%	4.9%	6.0%	5.5%

     For the quarter ended September 30, 2009, consolidated interest expense, net of amounts capitalized, increased $11.1 million (58.1%) from the 2008 third quarter. The increase is due primarily to higher interest rate add-ons resulting from the credit facility amendment and increased interest expense from the issuance of the Notes. Year to date, consolidated interest expense, net of amounts capitalized, increased $15.8 million (27.7%) from the first nine months of 2008 due to the increased interest from the credit facility amendment and Notes issuance. Additionally, since we have opened the Black

Hawk hotel we will no longer capitalize the interest on the associated debt, which will cause our net interest expense to rise relative to prior periods.
     Income Taxes
     Our effective income tax rate was 33.2% for the quarter ended September 30, 2009, compared to 44.7% for the corresponding 2008 period. The year-over-year decrease is primarily due to the permanent reversal of certain contingent tax liabilities and the absence in 2009 of costs we incurred in 2008 associated with the Missouri and Colorado ballot initiatives, which are considered lobbying costs and are not deductible for income tax purposes. For the nine months ended September 30, 2009 and 2008, our effective income tax rates were 41.2% and 28.6%, respectively. Excluding the impact of the intangible asset impairment at Ameristar East Chicago, the effective tax rate for the nine months ended September 30, 2008 would have been 46.5%, which is 5.3 percentage points higher than that for the nine months ended September 30, 2009. This difference is mostly due to the Missouri and Colorado ballot initiative costs incurred in 2008 as described above.
     Net Income (Loss)
     For the three months ended September 30, 2009, consolidated net income increased $0.1 million, or 0.9%, from the third quarter of 2008. Diluted earnings per share were $0.25 in each of the quarters ended September 30, 2009 and 2008. For the nine months ended September 30, 2009 and 2008, we reported net income of $58.6 million and a net loss of $29.6 million, respectively. Diluted earnings per share were $1.01 for the first nine months of 2009, compared to a diluted loss per share of $0.52 in the corresponding 2008 period. The impairment charge at Ameristar East Chicago adversely affected diluted earnings per share by $1.34 for the nine months ended September 30, 2008.

Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2009	2008
	(In Thousands, Unaudited)
Net cash provided by operating activities	$212,244	$206,447

Cash flows from investing activities:
Capital expenditures	(110,781)	(190,742)
(Decrease) increase in construction contracts payable	(19,488)	9,192
Proceeds from sale of assets	432	1,322
Increase in deposits and other non-current assets	(6,732)	(15,273)

Net cash used in investing activities	(136,569)	(195,501)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and other borrowings	659,485	44,015
Principal payments of debt	(643,565)	(74,261)
Debt issuance and amendment costs	(22,538)	—
Cash dividends paid	(12,081)	(12,006)
Proceeds from stock option exercises	2,004	884
Purchases of treasury stock	(714)	—
Excess tax benefit from stock option exercises	132	172

Net cash used in financing activities	(17,277)	(41,196)

Net increase (decrease) in cash and cash equivalents	$58,398	$(30,250)

     For the nine months ended September 30, 2009, net cash provided by operating activities increased $5.8 million from 2008, mostly as a result of the changes in several of our working capital assets and liabilities in 2009.
     We have completed construction of the luxury hotel and spa at Ameristar Black Hawk, which opened on September 29, 2009. During the first nine months of 2009, capital expenditures related to the hotel project totaled $71.2 million. The total cost of the project was approximately $230.0 million.
     Capital expenditures during the first nine months of 2008 were primarily related to the hotel project at Ameristar Black Hawk ($69.0 million), our expansion at Ameristar Vicksburg ($43.7 million) and the Ameristar St. Charles hotel and expansion ($22.7 million). Other 2008 capital expenditures include minor construction projects, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties.
     During the third quarter of 2009, our Board of Directors declared two separate dividends of $0.105 per share, which were paid in July and October.
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
     The amendment provides us significant relief under the leverage and senior leverage ratios for the foreseeable future (thereby improving our borrowing flexibility related to our currently available funds under the revolving loan facility). Additional financial flexibility was created by the provisions in the amendment that expand our ability to incur unsecured debt and allow us to request (but not require) lenders to extend the maturity of their respective portions of the revolving loan facility from November 10, 2010 to August 10, 2012. We are in the process of seeking extensions from the lenders, which we expect will be consummated in the near future. The extensions will require us to pay upfront fees and to pay higher interest rate add-ons for the extended portion of the revolving loans.
     All mandatory principal repayments have been made through September 30, 2009. As of September 30, 2009, the amount of the revolving loan facility available for borrowing was $102.7 million, after giving effect to $4.3 million of outstanding letters of credit.
     In connection with the issuance of the Notes and the senior credit facility amendment, we paid one-time fees and expenses totaling approximately $22.5 million during the first nine months of 2009, most of which was capitalized and will be amortized over the respective remaining terms of the Notes and the senior credit facility. During the first nine months of 2009, deferred debt issuance costs totaling approximately $5.4 million were expensed as a result of the early retirement of a portion of the outstanding revolving loan facility.
     As a result of the issuance of the Notes and the credit facility amendment, we expect a significant increase in interest expense compared to 2008.
     In addition to the availability under the senior credit facility, we had $132.1 million of cash and cash equivalents at September 30, 2009, approximately $60.0 million of which were required for daily operations.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. If our existing sources of cash are insufficient to meet our operations and liquidity requirements, we will be required to seek additional financing that would likely be significantly more expensive than our senior credit facility and/or scale back our capital plans or reduce other expenditures. Any loss from service of our properties for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants.

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
Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and financial performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that,” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facility or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the factors, risks and uncertainties that could affect our future results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facility. Outstanding amounts borrowed under our senior credit facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of September 30, 2009, we had $1.03 billion outstanding under our senior credit facility, bearing interest at variable rates indexed to three-month LIBOR. Since substantially all of this debt is hedged pursuant to interest rate swap agreements (as described in further detail below) and our other debt consists of the Notes that bear interest at a fixed rate, a hypothetical 1% interest rate increase would have no impact on our pre-tax earnings.
     We currently have two interest rate swap agreements, both of which terminate on July 19, 2010. (See “Note 7 — Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for more discussion of the interest rate swaps.) At or before the termination of these swap agreements by their terms, management will review and decide whether and to what extent hedging in respect of our senior credit facility will be continued.
     These swaps effectively fix three-month LIBOR on a $1.025 billion notional amount at a weighted-average rate of 3.09%. At September 30, 2009, three-month LIBOR was approximately 0.29%. Therefore, the expiration of these swaps (assuming three-month LIBOR remains constant at its September 30, 2009 level) would result in an annual decrease in interest expense and an increase in pre-tax earnings of $28.7 million.
     If we choose not to replace any portion of these swaps upon their expiration on July 19, 2010, we would be exposed to interest rate risk such that an increase, after such date, in LIBOR of 0.5%, 1.0% and 1.5% would result in an increase to annualized interest expense under our senior credit facility (and a decrease to pre-tax earnings) of approximately $5.1 million, $10.3 million and $15.4 million, respectively. However, the net effect of the expiration of the swaps by their terms at such date, together with an increase in LIBOR of 0.5%, 1.0% and 1.5% from its September 30, 2009 level immediately after the expiration of the swaps, would be an annual decrease to interest expense (and increase to pre-tax earnings) of $23.6 million, $18.4 million and $13.3 million, respectively.
     By using derivative instruments to hedge exposure to changes in interest rates, we are exposed to the potential failure of our counterparties to perform under the terms of the agreements. We minimize this risk by entering into interest rate swap agreements with highly rated commercial banks. These institutions are also members of the bank group providing our senior credit facility, which we believe further minimizes the risk of nonperformance.
     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. We do not use derivatives for trading or speculative purposes and do not have any derivatives that are not designated as hedges. We may enter into additional swap transactions or other interest rate protection agreements from time to time in the future. However, the May 2009 refinancing of a substantial portion of our variable-rate debt with the fixed-rate Notes reduces our exposure to interest rate risk and may reduce the need for the use of hedging instruments in the future.

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
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the third fiscal quarter of 2009.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     Reference is made to our lawsuit against Resorts International Holdings, LLC (“Resorts”) described under the caption “East Chicago Property Tax Litigation” in “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2008. On August 12, 2009, ACI and its wholly owned subsidiary, Ameristar East Chicago Holdings, LLC, filed an amended complaint against Resorts in the Delaware Court of Chancery. The amended complaint added factual allegations relating to our appeal of the 2006 and 2007 real property tax assessments for Ameristar East Chicago and the settlement of that appeal in March 2009, and various claims seeking recovery from Resorts of the approximately $3.9 million of legal and consulting fees we paid in connection with the tax appeal. The amended complaint also deleted our claim in the original complaint that the economic result flowing from the tax reassessment constituted a “material adverse effect” under our purchase agreement with Resorts, in light of the substantial reduction in the assessed value of the property resulting from the tax appeal and settlement. In August 2009, we also propounded additional discovery requests on Resorts focused on the tax appeal and settlement and related issues. On August 31, 2009, Resorts filed a motion to dismiss the amended complaint for failure to state a claim upon which relief may be granted and a motion to stay all discovery pending resolution of its motion to dismiss. Briefing by the parties on the motions is now underway.
     There were no other material developments during the three months ended September 30, 2009 relating to the matters described in “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

AMERISTAR CASINOS, INC. Registrant
Date: November 9, 2009	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer