Form 10-K/A
period 2008-12-31
AMERISTAR CASINOS INC
filed 2010-01-08
CIK 912145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     Ameristar Casinos, Inc. (the “Company,” “we” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend certain information that was included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2009 (“2008 Form 10-K”). We received a comment letter from the staff of the Commission dated December 14, 2009 related to the 2008 Form 10-K. For the convenience of the reader, Amendment No. 1 sets forth the entire 2008 Form 10-K. However, this Amendment amends only Items 6, 7 and 8 of Part II of the 2008 Form 10-K.
     The following items have been modified in Items 6, 7 and 8:
     On the Consolidated Balance Sheets (page F-5), the Company has separated the amount of the goodwill from that of other intangible assets for both years presented. The “Goodwill and other intangible assets” line item is now two separate line items, “Goodwill” and “Other intangible assets.” This change had no effect on “Total Assets.”
     On the Consolidated Statements of Operations (page F-6), the Company has separately disclosed the amounts of goodwill impairment from that of other intangibles and fixed assets for all years presented. The original line item “Impairment loss on assets” is now broken out into three separate line items: “Impairment of goodwill,” “Impairment of other intangible assets” and “Impairment of fixed assets.” This change had no effect on “(Loss) income from operations.”
     On the Consolidated Statements of Operations (page F-6), the Company reclassified the line item “Net (loss) gain on disposition of assets” from “Other Income (Expense)” to “Operating Expenses” for all years presented. For the years ended December 31, 2008 and 2007, this reclassification adversely impacted “(Loss) income from operations” by $0.7 million and $1.4 million, respectively. For the year ended December 31, 2006, the reclassification favorably impacted “(Loss) income from operations” by $0.7 million. This reclassification had no effect on “(Loss) Income Before Income Tax (Benefit) Provision.”
     In Note 11 of the Notes to Consolidated Financial Statements (page F-26), the Company has deleted the reference to a third-party valuation firm in connection with a purchase price allocation. Management is responsible for the valuation while considering the report of the third-party valuation firm.
     In Note 14 of the Notes to Consolidated Financial Statements (page F-32), the Company has expanded the disclosure on the unaudited selected quarterly financial results by providing a footnote that describes the impact on the first and fourth quarters of 2008, as well as the aggregate effect, from impairment charges associated with goodwill and other intangible assets acquired with the Company’s East Chicago property. Additionally, the line item “(Loss) income from operations” has been amended for all periods presented to reflect the reclassification on the Consolidated Statements of Operations noted above.
     The changes described above on the Consolidated Statements of Operations are also reflected in “Item 6. Selected Financial Data” on page 44.
     In “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have adjusted operating income and operating income margin, as necessary, to reflect the reclassification of “Net (loss) gain on disposition of assets” to “Operating Expenses” for both the consolidated and property-specific data on pages 47 through 50 and page 52 of the 2008 Form 10-K.
     Except as described above, no other changes have been made to the disclosures in the 2008 Form 10-K, and Amendment No. 1 does not modify or update any other information contained in the 2008 Form 10-K. Therefore, Amendment No. 1 does not reflect any other events that occurred after the original March 16, 2009 filing date of the 2008 Form 10-K. Forward-looking statements in this Amendment have also not been updated from the 2008 Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the 2008 Form 10-K. In addition, in connection with the filing of Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, the Company is including with Amendment No. 1 currently dated certifications.

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
AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in Thousands, Except Per Share Data)
STATEMENT OF OPERATIONS DATA (1):
REVENUES:
Casino	$1,296,806	$1,083,380	$1,008,311	$974,178	$856,901
Food and beverage	156,987	136,471	131,795	125,918	114,010
Rooms	56,024	30,844	27,972	25,355	26,082
Other	38,491	30,387	29,082	26,041	23,166

	1,548,308	1,281,082	1,197,160	1,151,492	1,020,159
Less: Promotional allowances	(280,406)	(200,559)	(196,862)	(190,134)	(165,461)

Net revenues	1,267,902	1,080,523	1,000,298	961,358	854,698

OPERATING EXPENSES:
Casino	604,747	478,504	439,101	431,101	379,909
Food and beverage	74,650	70,439	68,744	66,299	63,758
Rooms	11,221	9,341	6,780	6,454	6,565
Other	21,154	19,157	18,749	16,503	13,687
Selling, general and administrative (2)	265,622	229,801	200,588	186,050	157,907
Depreciation and amortization	105,895	94,810	93,889	85,366	73,236
Impairment of goodwill	130,300	—	—	—	—
Impairment of other intangible assets	184,200	—	—	—	—
Impairment of fixed assets	1,031	4,758	931	869	174
Net loss (gain) on disposition of assets	683	1,408	(683)	1,576	904

Total operating expenses	1,399,503	908,218	828,099	794,218	696,140

(LOSS) INCOME FROM OPERATIONS	(131,601)	172,305	172,199	167,140	158,558

OTHER INCOME (EXPENSE):
Interest income	774	2,113	2,746	830	245
Interest expense, net of capitalized interest	(76,639)	(57,742)	(50,291)	(60,913)	(57,003)
Loss on early retirement of debt	—	—	(26,264)	(2,074)	(923)
Other	(3,404)	(178)	—	(79)	—

(Loss) income before income tax (benefit) provision	(210,870)	116,498	98,390	104,904	100,877
Income tax (benefit) provision	(80,198)	47,065	38,825	38,619	38,898

NET (LOSS) INCOME	$(130,672)	$69,433	$59,565	$66,285	$61,979

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

The following significant factors and trends should be considered in analyzing our operating performance:
•	General Economic Conditions; Colorado Smoking Ban Impact. The economic recession continues to adversely impact the gaming industry and our Company. We believe our guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the credit, investment and housing markets. On a same-store basis (i.e., excluding Ameristar East Chicago), our consolidated net revenues and operating income for the year ended December 31, 2008 declined 2.2% and 7.6%, respectively, from the prior year. In addition, high fuel costs earlier in 2008 appeared to deter potential guests from traveling, especially within our more geographically dispersed markets. For the year ended December 31, 2008, gross gaming revenues for the Black Hawk, Jackpot and Vicksburg markets contracted 12.5%, 5.8% and 1.2%, respectively, when compared to 2007. In addition to the general downturn in the economy and increased fuel prices, we believe the Black Hawk market was materially negatively affected by a statewide smoking ban that became effective for casinos on January 1, 2008.

•	Missouri and Colorado Regulatory Reforms. On November 4, 2008, voters in Missouri and Colorado approved ballot initiatives that are expected to favorably impact Ameristar properties in those states. In Missouri, voters approved Proposition A, which eliminated the $500 buy-in limit and the requirement for all casino guests to use player identification and tracking cards. Proposition A also raised taxes on gross gaming receipts from 20% to 21% and placed a moratorium on the issuance of new gaming licenses (except for one facility in South St. Louis County that was under construction at the time of the passage of Proposition A). Proposition A became effective immediately, and we implemented its operational enhancements on November 7, 2008 following receipt of regulatory approval. In Colorado, voters approved Amendment 50, which authorized each of the three towns in Colorado in which casinos operate to hold a local referendum asking voters to allow casinos to extend hours of operation from 18 hours daily to up to 24 hours daily, increase bet limits from $5 to up to $100 and add roulette and craps. The measure also provides that gaming tax rates can be raised only after a statewide voter referendum, as is required to increase other taxes in Colorado. In January 2009, the City of Black Hawk passed the local referendum, and the provisions of Amendment 50 will go into effect on July 2, 2009. We believe these regulatory changes will allow us to more effectively market our properties to all guests. During the year ended December 31, 2008, ballot initiative costs for Missouri and Colorado totaled $7.6 million and $2.1 million, respectively.

•	Cost Efficiencies. In August 2008, we began to implement a strategic plan to improve efficiencies and reduce our cost structure as weak economic conditions continued to adversely impact business volumes. As part of this plan, we reduced our workforce costs through position eliminations, adjusting staffing practices and attrition. We also restructured the organization of our property and corporate management teams to be more efficient and streamlined. Actions taken to date are expected to produce annualized savings of approximately $45 million. For the year ended December 31, 2008, severance charges increased $5.9 million over the prior year mostly as a result of the workforce reductions that occurred in the latter part of 2008. Our strategic plan includes the continuous review of our operations, including exploring ways we can operate more efficiently and decrease our costs to enhance margins.

•	Ameristar East Chicago Intangible Asset Impairment. In 2008, we recorded a total of $314.5 million ($186.2 million on an after-tax basis) in non-cash impairment charges relating to the goodwill and gaming license acquired in the purchase of Ameristar East Chicago. The reduction in the value of these intangible assets was attributable to the significant deterioration of the debt and equity capital markets, as well as a lowering of our growth assumptions for the property to reflect its current operating performance (relative to our assumptions at the time of acquisition) and the decline in general economic conditions.

•	Promotional Spending. Financial results for the second and third quarters of 2008 were adversely impacted by a significant increase in promotional spending. During the third quarter of 2008, same-store promotional allowances increased 22.9% over the prior-year third quarter as a result of an

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

•	Ameristar St. Charles. The St. Charles property’s 2008 annual net revenues increased $5.7 million over the 2007 net revenues, primarily as a result of the new hotel, offset by weakening economic conditions. However, operating income decreased $3.0 million from the prior year due to the higher costs associated with operating the hotel and related amenities, increased depreciation expense and the increased competition from a new casino-hotel that opened in the market in the fourth quarter of 2007. We believe our new hotel has helped counteract the negative impact of the increased competition, but the weak economy has constrained the short-term growth we expected from it.

•	Ameristar Vicksburg. We substantially completed the casino expansion and the new 1,000-space parking garage at our Vicksburg property in May 2008. Since the opening of the garage and casino expansion, a new VIP lounge was completed in July and two additional restaurants were opened in September. As a result of these projects, we further strengthened our dominant market share position. However, on October 28, 2008, a new competitor opened a $100 million casino-hotel in Vicksburg. The additional competition has adversely affected the financial performance of Ameristar Vicksburg and the other facilities operating in the market. Our market share declined 6.4 percentage points, from 51.3% in the third quarter of 2008 to 44.9% in the fourth quarter. In 2007, our fourth quarter market share was 44.6%.

•	Ameristar East Chicago. We rebranded our East Chicago property to “Ameristar” in June 2008, following the completion of a number of enhancements to the property. The total cost of the rebranding renovations and related promotional and other expenses was approximately $30 million, of which approximately $5 million was expensed in 2008. Our market share was negatively impacted by the opening of a $485 million expansion of our primary competitor in July 2008.

•	Debt and Interest Expense. At December 31, 2008 and 2007, total debt was $1.65 billion. Net borrowings totaled $2.5 million during the year ended December 31, 2008. To date in 2009, we have borrowed an additional $19.0 million under our revolving loan facility. In March 2009, we amended our senior credit facilities to increase the maximum permitted leverage ratio and senior leverage ratio (both as defined in the senior credit facilities) for our fiscal quarters ending on and after March 31, 2009. During 2008, net interest expense increased 32.7% from 2007, due primarily to a higher debt balance following our financing of the Ameristar East Chicago acquisition and the cessation of interest capitalization associated with the St. Charles hotel and Vicksburg expansion projects. Effective July 18, 2008, we entered into a two-year interest rate swap agreement with a commercial bank to add stability to interest expense and manage our exposure to interest rate movements on our variable-rate debt. The interest rate swap effectively fixes the annual interest rate on $500.0 million of LIBOR-based borrowings under our senior revolving loan facility at 3.1975% plus the applicable margin, which is currently 3.00%. On October 9, 2008, we entered into a similar interest rate swap transaction with another commercial bank that effectively fixes the annual interest rate on an additional $600.0 million of our revolving debt at 2.98% plus the applicable margin. This swap transaction has an effective date of October 20, 2008 and terminates on July 19, 2010. We now have $1.1 billion of our variable rate debt hedged until July 2010 at a weighted-average fixed rate of 3.08% plus the applicable margin. The March 2009 amendment to our senior credit facilities increased our interest rate add-on by 125 basis points. Accordingly, we expect a significant increase in interest expense in 2009 compared to 2008. (For more information on the March 2009 amendments to our senior credit facilities, see “Note 5 — Long-term debt” of Notes to Consolidated Financial Statements).

Results of Operations
Selected Financial Measures by Property
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:

	Years ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Consolidated Cash Flow Information:
Net cash provided by operating activities	$239,501	$202,746	$169,538

Net cash used in investing activities	$(249,824)	$(954,287)	$(237,681)

Net cash (used in) provided by financing activities	$(14,449)	$748,899	$63,138

Net Revenues:
Ameristar St. Charles	$289,793	$284,106	$284,841
Ameristar Kansas City	239,964	249,716	252,991
Ameristar Council Bluffs	174,778	178,349	181,840
Ameristar East Chicago (1)	282,866	73,605	—
Ameristar Vicksburg	133,204	130,498	135,236
Ameristar Black Hawk	79,883	91,050	76,692
Jackpot Properties	67,414	73,199	68,698

Consolidated net revenues	$1,267,902	$1,080,523	$1,000,298

Operating Income (Loss):
Ameristar St. Charles	$60,436	$63,483	$64,895
Ameristar Kansas City	50,414	49,920	48,119
Ameristar Council Bluffs	50,728	49,696	50,978
Ameristar East Chicago (1) (2)	(285,871)	5,361	—
Ameristar Vicksburg	36,453	40,586	43,625
Ameristar Black Hawk	10,661	17,038	7,586
Jackpot Properties	11,803	13,926	12,894
Corporate and other	(66,225)	(67,705)	(55,898)

Consolidated operating (loss) income (2)	$(131,601)	$172,305	$172,199

Operating Income (Loss) Margins:
Ameristar St. Charles	20.9%	22.3%	22.8%
Ameristar Kansas City	21.0%	20.0%	19.0%
Ameristar Council Bluffs	29.0%	27.9%	28.0%
Ameristar East Chicago (1) (2)	(101.1)%	7.3%	—
Ameristar Vicksburg	27.4%	31.1%	32.3%
Ameristar Black Hawk	13.3%	18.7%	9.9%
Jackpot Properties	17.5%	19.0%	18.8%
Consolidated operating (loss) income margin (2)	(10.4)%	15.9%	17.2%

(1)	We acquired Ameristar East Chicago on September 18, 2007, and its operating results are included only from the acquisition date.

(2)	For the year ended December 31, 2008, operating income and operating income margin were adversely impacted by $314.5 million in impairment charges related to Ameristar East Chicago intangible assets.

     The following table presents detail of our net revenues:

	Years ended December 31,
	2008	2007	2006
	(Amounts in Thousands)
Casino Revenues:
Slots	$1,140,383	$963,137	$897,728
Table games	156,423	120,243	110,583

Casino revenues	1,296,806	1,083,380	1,008,311

Non-Casino Revenues:
Food and beverage	156,987	136,471	131,795
Rooms	56,024	30,844	27,972
Other	38,491	30,387	29,082

Non-casino revenues	251,502	197,702	188,849

	1,548,308	1,281,082	1,197,160
Less: Promotional Allowances	(280,406)	(200,559)	(196,862)

Total Net Revenues	$1,267,902	$1,080,523	$1,000,298

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
     Operating (Loss) Income
     Consolidated operating loss for the 2008 fiscal year was $131.6 million, compared to $172.3 million of consolidated operating income reported in 2007. The 2008 operating expenses were adversely impacted by $314.5 million in impairment charges for intangible assets at Ameristar East Chicago, $9.7 million of costs related to the Missouri and Colorado ballot initiative campaigns and $8.0 million of pre-opening and rebranding expenses. For the year ended December 31, 2007, consolidated operating income and the related margin were negatively impacted by $4.5 million in impairment losses relating to discontinued expansion projects, $2.8 million in St. Charles hotel pre-opening expenses and $2.1 million in costs associated with the acquisition, integration and rebranding of the East Chicago property. On a same-store basis, consolidated operating income declined $12.7 million (7.6%) from 2007 and consolidated operating income margin decreased 0.9 percentage point, from 16.6% in 2007 to 15.7% in 2008. We believe the decline in same-store operating income and the related margin mostly resulted from the impact of the weakening economy on our gaming revenues, the ballot initiative costs, higher promotional spending and the increase in severance charges.

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
     Operating Income
     In 2007, consolidated operating income was relatively flat compared to 2006, while consolidated operating income margin decreased by 1.3 percentage points from the prior year. The growth in operating income was substantially attributable to Ameristar Black Hawk’s strong financial performance and East Chicago’s contribution of $5.4 million. For the year ended December 31, 2007, consolidated operating income and the related margin were negatively impacted by a $3.9 million increase in impairment losses relating to discontinued expansion projects, $2.8 million in St. Charles hotel pre-opening expenses and $2.1 million in costs associated with the acquisition, integration and rebranding of the East Chicago property. Consolidated operating income was also adversely affected by stock-based compensation expense, which increased from $7.8 million in 2006 to $12.0 million in 2007. Additionally, 2007 consolidated operating income was negatively impacted by $1.5 million of additional property tax expense in the fourth quarter of 2007 for the East Chicago property, which was the result of a significant increase in the assessed valuation of the real property issued by the county assessor in July 2007. On December 2, 2008, we filed petitions for review of the 2006 and 2007 real property tax assessments with the Indiana Board of Tax Review, which are currently pending.
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

Exhibit
Number	Description of Exhibit	Method of Filing

2.1	Purchase Agreement, dated as of April 3, 2007, by and between Resorts International Holdings, LLC (“RIH”) (now known as “Ameristar Casino East Chicago, LLC”) and ACI (exhibits and schedules omitted)	Incorporated by reference to Exhibit 2.1 to ACI’s Current Report on Form 8-K filed on April 9, 2007.

2.2	Amendment No. 1 to Purchase Agreement, dated as of September 17, 2007, by and among RIH, ACI and Ameristar East Chicago Holdings, LLC	Incorporated by reference to Exhibit 2.2 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”).

3(i)(a)	Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by ACI under the Securities Act of 1933, as amended (File No. 33-68936) (the “Form S-1”).

3(i)(b)	Certificate of Amendment to Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3(i)(c)	Certificate of Change Pursuant to NRS 78.209	Incorporated by reference to Exhibit 3(i).1 to ACI’s Current Report on Form 8-K filed on June 8, 2005.

3(ii)	Amended and Restated Bylaws of ACI, effective May 31, 2008	Incorporated by reference to Exhibit 3.1 to ACI’s Current Report on Form 8-K filed on June 2, 2008 (the “June 2008 8-K”).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to ACI’s original Annual Report on Form 10-K filed on March 16, 2009 (the “March 2009 10-K”).

Exhibit
Number	Description of Exhibit	Method of Filing

4.2	Credit Agreement dated as of November 10, 2005 among ACI, the various Lenders party thereto from time to time, Wells Fargo Bank, N.A., as Joint Lead Arranger and Syndication Agent, Deutsche Bank Securities Inc., as Joint Lead Arranger, the Documentation Agents and Managing Agents party thereto, and Deutsche Bank Trust Company Americas (“DBTCA”), as Administrative Agent (exhibits and schedules omitted) (the “Credit Agreement”)	Incorporated by reference to Exhibit 4.2 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).

4.3	First Amendment to Credit Agreement, dated as of August 21, 2006, among ACI, the various Lenders party to the Credit Agreement and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on August 24, 2006.

4.4	Second Amendment to Credit Agreement, dated as of August 31, 2007, among ACI, the various Lenders party thereto and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on September 11, 2007.

4.5 4.6	Incremental Commitment Agreement, dated September 18, 2007, among ACI, the various Lenders party thereto and DBTCA

Third Amendment to Credit Agreement, dated as of March 13, 2009, among ACI, the various Lenders party thereto and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on September 21, 2007.

Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on March 16, 2009.

*10.1(a)	Employment Agreement dated November 15, 1993 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 1994.

*10.1(b)	Amendment No. 1 to Employment Agreement dated as of October 5, 2001 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “September 2001 10-Q”).

*10.1(c)	Amendment No. 2 to Employment Agreement dated as of August 15, 2002 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”).

*10.1(d)	Amendment No. 3 to Employment Agreement dated as of November 7, 2008 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(d) to the March 2009 10-K.

*10.1(e)	Amended and Restated Executive Employment Agreement dated as of March 11, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.1(c) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).

Exhibit
Number	Description of Exhibit	Method of Filing

*10.1(f)	Amendment to Amended and Restated Executive Employment Agreement dated as of August 16, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.3 to the September 2002 10-Q.

*10.1(g)	Amendment Number 2 to Amended and Restated Executive Employment Agreement dated as of May 31, 2008 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.2 to the June 2008 8-K.

*10.1(h)	Executive Employment Agreement dated as of March 13, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.1(d) to the 2001 10-K.

*10.1(i)	Amendment to Executive Employment Agreement dated as of August 16, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the September 2002 10-Q.

*10.1(j)	Amendment Number 2 to Executive Employment Agreement dated as of May 31, 2008 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the June 2008 8-K.

*10.1(k)	Executive Employment Agreement dated as of May 31, 2008 between ACI and Ray H. Neilsen	Incorporated by reference to Exhibit 10.1 to the June 2008 8-K.

*10.1(l)	Executive Employment Agreement dated as of May 31, 2008 between ACI and Larry A. Hodges	Incorporated by reference to Exhibit 10.3 to the June 2008 8-K.

*10.2	Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan, effective as of December 15, 2007	Incorporated by reference to Exhibit 10.3 to the 2007 10-K.

*10.3	Form of Non-Qualified Stock Option Agreement under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to the March 2009 10-K.

*10.4	Ameristar Casinos, Inc. 2002 Non-Employee Directors’ Stock Election Plan	Incorporated by reference to Appendix A to the definitive Proxy Statement filed by ACI under cover of Schedule 14A on April 30, 2002.

*10.5	Form of Indemnification Agreement between ACI and each of its directors and executive officers and its Chief Accounting Officer	Incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Form S-1.

*10.6	Form of Restricted Stock Unit Agreement under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 to the 2007 10-K.

10.7	Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement dated as of November 18, 2004 between Iowa West Racing Association and ACCBI	Incorporated by reference to Exhibit 10.9 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit
Number	Description of Exhibit	Method of Filing

10.8	Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc.	Incorporated by reference to Exhibits 10.12 and 99.1 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1996.

*10.9	Ameristar Casinos, Inc. Amended and Restated Deferred Compensation Plan, effective as of January 1, 2008	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 10-Q (the “September 2007 10-Q”).

*10.10	Master Trust Agreement for Ameristar Casinos, Inc. Deferred Compensation Plan, dated as of April 1, 2001, between ACI and Wilmington Trust Company	Incorporated by reference to Exhibit 10.15 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10.11	Ameristar Casinos, Inc. Performance-Based Annual Bonus Plan	Incorporated by reference to Appendix D to ACI’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, filed under cover of Schedule 14A on April 30, 2007.

*10.12	Separation Agreement and General and Special Release dated as of May 31, 2008 between ACI and John M. Boushy	Incorporated by reference to Exhibit 10.5 to the June 2008 8-K.

10.13	Redevelopment Project Lease, dated as of October 19, 1995, between the City of East Chicago, Indiana (the “City”) and Showboat Marina Partnership (“SMP”), as subsequently amended and assigned by Lease Assignment and Assumption Agreement, dated as of March 28, 1996, between SMP and Showboat Marina Casino Partnership (“SMCP”); Acknowledgement of Commencement Date of Redevelopment Project Lease and Notice of Election to Take Possession of Leased Premises, dated as of March 28, 1996, between the City and SMCP; First Amendment to Redevelopment Project Lease, dated as of March 28, 1996, between the City and SMCP; Second Amendment to Redevelopment Project Lease, dated as of January 20, 1999, between the City and SMCP; Assignment and Assumption of Lease, dated as of April 26, 2005, between SMCP and RIH; Assignment and Assumption of Lease, dated as of October 25, 2006, between RIH and RIH Propco IN, LLC; and Memorandum of Merger of Leasehold Interests, dated as of September 18, 2007, between RIH and the City	Incorporated by reference to Exhibit 10.3 to the September 2007 10-Q.

Exhibit
Number	Description of Exhibit	Method of Filing

10.14	Documents comprising the local development agreement between the City and RIH, consisting of: letter agreement dated April 8, 1994 between SMP and Robert A. Pastrick, Mayor of the City of East Chicago, Indiana (the “Mayor”); letter dated April 18, 1995 from SMP to the Mayor; Side Agreement: East Chicago Second Century, Inc., dated as of December 22, 1998, among SMP, Waterfront Entertainment and Development, Inc. (“Waterfront”), Thomas S. Cappas (“Cappas”) and Michael A. Pannos (“Pannos”); Confirmation of Agreement and Implementation: East Chicago Second Century, Inc., dated as of February 26, 1999, Among SMP, Waterfront, Cappas and Pannos; and Memorandum of Understanding, dated August 25, 2000, between SMCP and the City	Incorporated by reference to Exhibit 10.4 to the September 2007 10-Q.

*10.15	Form of Performance Share Unit Agreement, dated December 15, 2007, under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.16 to the 2007 10-K.

*10.16	Ameristar Casinos, Inc. Change in Control Severance Plan, effective December 4, 2007	Incorporated by reference to Exhibit 10.17 to the 2007 10-K.

*10.17	Ameristar Casinos, Inc. Change in Control Severance Plan for Director-Level Employees, effective December 4, 2007	Incorporated by reference to Exhibit 10.18 to the 2007 10-K.

14	Ameristar Casinos, Inc. Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Incorporated by reference to Exhibit 14 to the March 2009 10-K.

21	Subsidiaries of ACI	Incorporated by reference to Exhibit 21 to the March 2009 10-K.

23	Consent of Independent Registered Public Accounting Firm	Filed electronically herewith.

31.1	Certification of Gordon R. Kanofsky, Chief Executive Officer and Vice Chairman of the Board, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

99.1	Agreement of ACI, dated as of March 15, 2006, to furnish the Securities and Exchange Commission certain instruments defining the rights of holders of certain long-term debt	Incorporated by reference to Exhibit 99.1 to the 2005 10-K.

99.2	Ameristar Casinos, Inc. Code of Conduct for Directors, Officers and Team Members	Incorporated by reference to ACI’s Current Report on Form 8-K filed on May 3, 2004.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISTAR CASINOS, INC. (Registrant)
January 7, 2010	By:	/s/ Gordon R. Kanofsky
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
/s/ Ernst & Young LLP
Las Vegas, Nevada
March 16, 2009

AMERISTAR CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$73,726	$98,498
Restricted cash	6,425	6,425
Accounts receivable, net	12,635	8,112
Income tax refunds receivable	—	13,539
Inventories	7,926	7,429
Prepaid expenses	8,029	12,501
Deferred income taxes	10,473	5,463

Total current assets	119,214	151,967

Property and Equipment, at cost:
Buildings and improvements	1,657,835	1,296,474
Furniture, fixtures and equipment	510,843	466,977

	2,168,678	1,763,451
Less: accumulated depreciation and amortization	(655,422)	(568,354)

	1,513,256	1,195,097

Land	83,183	83,190
Construction in progress	176,518	360,675

Total property and equipment, net	1,772,957	1,638,962

Goodwill	207,725	338,036
Other intangible assets	47,445	232,646
Deferred income taxes	16,219	—
Deposits and other assets	61,678	50,485

TOTAL ASSETS	$2,225,238	$2,412,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,520	$21,009
Construction contracts payable	37,121	31,239
Income taxes payable	3,563	—
Accrued liabilities	116,313	93,841
Current maturities of long-term debt	4,503	4,337

Total current liabilities	189,020	150,426

Long-term debt, net of current maturities	1,643,997	1,641,615
Deferred income taxes	—	75,172
Deferred compensation and other long-term liabilities	53,441	41,757
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — none	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 58,093,041 and 57,946,167 shares; Outstanding — 57,300,719 and 57,158,931 shares	581	579
Additional paid-in capital	246,662	234,983
Accumulated other comprehensive loss	(27,295)	—
Treasury stock, at cost (792,322 and 787,236 shares)	(17,719)	(17,674)
Retained earnings	136,551	285,238

Total stockholders’ equity	338,780	503,126

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,225,238	$2,412,096

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	Years ended December 31,
	2008	2007	2006
Revenues:
Casino	$1,296,806	$1,083,380	$1,008,311
Food and beverage	156,987	136,471	131,795
Rooms	56,024	30,844	27,972
Other	38,491	30,387	29,082

	1,548,308	1,281,082	1,197,160
Less: Promotional allowances	(280,406)	(200,559)	(196,862)

Net revenues	1,267,902	1,080,523	1,000,298

Operating Expenses:
Casino	604,747	478,504	439,101
Food and beverage	74,650	70,439	68,744
Rooms	11,221	9,341	6,780
Other	21,154	19,157	18,749
Selling, general and administrative	265,622	229,801	200,588
Depreciation and amortization	105,895	94,810	93,889
Impairment of goodwill	130,300	—	—
Impairment of other intangible assets	184,200	—	—
Impairment of fixed assets	1,031	4,758	931
Net loss (gain) on disposition of assets	683	1,408	(683)

Total operating expenses	1,399,503	908,218	828,099

(Loss) income from operations	(131,601)	172,305	172,199

Other Income (Expense):
Interest income	774	2,113	2,746
Interest expense, net of capitalized interest	(76,639)	(57,742)	(50,291)
Loss on early retirement of debt	—	—	(26,264)
Other	(3,404)	(178)	—

(Loss) Income Before Income Tax (Benefit) Provision	(210,870)	116,498	98,390
Income tax (benefit) provision	(80,198)	47,065	38,825

Net (Loss) Income	$(130,672)	$69,433	$59,565

(Loss) Earnings Per Share:
Basic	$(2.28)	$1.22	$1.06

Diluted	$(2.28)	$1.19	$1.04

Cash Dividends Declared Per Share	$0.32	$0.41	$0.38

Weighted-Average Shares Outstanding:
Basic	57,191	57,052	56,155

Diluted	57,191	58,322	57,327

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

     The acquisition was treated as a purchase transaction. Accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The values assigned to the assets acquired and liabilities assumed were the following:

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
Note 14 — Selected Quarterly Financial Results (Unaudited)
     The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2008 and 2007.

	For the fiscal quarters ended
	March 31,	June 30,	September 30,	December 31,
	2008 (1)	2008	2008	2008 (1)	Total
	(Amounts in Thousands, Except Per Share Data)
Net revenues	$324,768	$328,097	$321,401	$293,636	$1,267,902
(Loss) income from operations	(76,981)	47,372	45,874	(147,866)	(131,601)
(Loss) income before income tax (benefit) provision	(99,659)	32,311	25,898	(169,420)	(210,870)
Net (loss) income (2)	(60,930)	17,022	14,332	(101,097)	(130,672)

Basic (loss) earnings per share (3)	$(1.07)	$0.30	$0.25	$(1.77)	$(2.28)
Diluted (loss) earnings per share (3)	$(1.07)	$0.29	$0.25	$(1.77)	$(2.28)

	For the fiscal quarters ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	Total
	(Amounts in Thousands, Except Per Share Data)
Net revenues	$259,146	$253,229	$265,372	$302,776	$1,080,523
Income from operations	49,919	43,332	44,652	34,402	172,305
Income before income tax provision (2)	38,963	32,300	33,456	11,780	116,498
Net income	23,951	17,270	19,974	8,238	69,433

Basic earnings per share (3)	$0.42	$0.30	$0.35	$0.14	$1.22
Diluted earnings per share (3)	$0.41	$0.30	$0.34	$0.14	$1.19

(1)	As discussed in “Note 12 — Goodwill and Other Intangible Assets,” the Company impaired a portion of the goodwill and gaming license acquired in the purchase of the East Chicago property. The pre-tax impairment charges recorded in the first and fourth quarters of 2008 were $129.0 million and $185.5 million, respectively. These charges adversely impacted diluted earnings per share by $1.34 in the first quarter of 2008 and by $1.92 in the fourth quarter of 2008. For the year ended December 31, 2008, impairment charges related to the East Chicago property reduced pre-tax earnings by $314.5 million and diluted earnings per share by $3.26.

(2)	The sum of the amounts for the four quarters does not equal the total for the year due to rounding.

(3)	Because earnings (loss) per share amounts are calculated using the weighted-average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per-share amounts for the four quarters may not equal the total earnings (loss) per share amounts for the year.