Form 10-K
period 2009-12-31
AMERISTAR CASINOS INC
filed 2010-03-16
CIK 912145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009: $491,599,668
Number of shares of Common Stock outstanding as of March 10, 2010: 57,788,492
Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

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
PART I
     Item 1. Business
     Introduction
     We are a developer, owner and operator of casino entertainment facilities in local and regional markets. Our first property opened in 1954. Ameristar has been a public company since November 1993. We have eight properties in seven markets.
     Our goal is to capitalize on our high-quality facilities and products and dedication to superior guest service to effectively compete in each of our markets and to drive growth that creates value for our stockholders. In 2009, we completed a luxury hotel and spa at Ameristar Black Hawk. In late 2008, voters in Colorado approved reforms to the state’s gaming laws that, in conjunction with our new hotel, we believe position Ameristar for significant growth at our property in Black Hawk.
     We believe the Ameristar experience differentiates us from our competitors. That experience is built upon our high-quality facilities and products, such as slots, food, lodging, entertainment and the friendly and efficient service our 7,600 team members offer to our guests. Our casinos feature spacious gaming floors and typically have the greatest number of gaming positions in our markets. We focus on providing guests with the games they want to play. We design the flow of our casino floors to attractively position games based on popularity and convenience of access to other amenities, which we believe creates a more entertaining experience for our guests.
     Most of our revenue comes from slot play, but we also offer a wide range of popular table games, including blackjack, craps, roulette and poker in the majority of our markets. We set competitive minimum and maximum betting limits based on each market. Our gaming revenues are derived from a broad base of guests and we do not depend upon high-stakes players. We extend gaming credit at our properties in Indiana, Mississippi and Nevada, and credit represents a significant amount of table games play at Ameristar Casino Hotel East Chicago in Indiana.

     One of our strategies is to offer a greater variety of high-end lodging and dining choices than other casinos in our markets. Our hotels offer upscale accommodations with tastefully appointed rooms offering appealing amenities. Our signature dining concepts include steakhouses, elaborate buffets and casual dining restaurants, including sports bars. Whether in our steakhouses or delis, our emphasis is on quality in all aspects of the dining experience – food, service, ambiance and facilities. The private Star Clubs offer our Star Awards members an exclusive place to relax at all Ameristar-branded properties. Our properties also showcase a range of entertainment, including live local, regional and national talent.
     The following table presents selected statistical and other information concerning our properties as of March 10, 2010.

	Ameristar						Ameristar		Ameristar		Ameristar
	Casino Resort		Ameristar		Ameristar		Casino Hotel		Casino		Casino Resort
	Spa		Casino Hotel		Casino Hotel		East		Hotel		Spa Black		The Jackpot
	St. Charles		Kansas City		Council Bluffs		Chicago(1)		Vicksburg		Hawk(1)		Properties(2)
Opening Year	1994		1997		1996		1997		1994		2001		1956
Acquisition Year	2000		2000		—		2007		—		2004		—
Casino Square Footage (approx.)	130,000		140,000		38,500		56,000		70,000		56,000		29,000
Slot Machines (approx.)	2,985		2,935		1,565		1,925		1,625		1,550		900
Table Games	72	(3)	72	(3)	29		52	(3)	39	(3)	37	(3)	36	(3)
Hotel Rooms	397		184		444	(4)	290		149		536		416
Restaurants/Bars	7/12		9/7	(5)	4/4		5/2		3/3		4/3		5/4
Restaurant/Bar Seating Capacity	1,624/193		1,657/394	(5)	1,058/25		665/31	(5)	746/297		656/130		530/126
Guest Parking Spaces (approx.)	6,280		8,320		3,000		2,245		2,200		1,500		1,100
Other Amenities	HOME, a 17,500-Square-Foot Nightclub; 20,000-Square-Foot Conference and Meeting Center; Indoor/Outdoor Swimming Pool; Full-Service Spa; 300-Seat VIP Players’ Club; Gift Shop; Amusement Arcade	1,400-Seat Entertainment Facility; 18-Screen Movie Theater(6) ; 158-Seat VIP Players’ Club; Gift Shop; Kids Quest Children’s Activity Center(6); Amusement Arcade(6)	Meeting Space; 75-Seat VIP Players’ Club; Indoor Swimming Pool; Exercise Facility; Gift Shop; Kids Quest Children’s Activity Center(6)	5,370-Square-Foot Banquet Room; 182-Seat VIP Players’ Lounge and Club Facilities; Gift Shop; Winners Square Promotion Center	Meeting Space; 50-Seat VIP Players’ Club; Swimming Pool; Gift Shop; Service Station; Convenience Store; Subway Restaurant Franchise; RV Park	15,000-Square-Foot Event and Meeting Center; 78-Seat VIP Players’ Club; Starbucks Coffee Bar; Gift Shop; Rooftop Swimming Pool; Full-Service Spa; Rooftop Lounge	3,940-Seat Outdoor Entertainment Facility; 318-Seat Showroom; Meeting Space;
Sports Book(6); Swimming Pool; Gift Shop; Service Station; General Store; Amusement Arcade; Styling Salon;
RV Park;
													Tennis Courts

(1)	We acquired Ameristar Black Hawk on December 21, 2004 and Ameristar Casino Hotel East Chicago on September 18, 2007.

(2)	Includes the operations of Cactus Petes Resort Casino and The Horseshu Hotel and Casino.

(3)	Includes 19 poker tables at Ameristar Casino Resort Spa St. Charles, 15 poker tables at Ameristar Casino Hotel

Kansas City, 10 poker tables at Ameristar Casino Hotel Vicksburg, 14 poker tables at Ameristar Casino Resort Spa Black Hawk and seven poker tables at the Jackpot Properties.

(4)	Includes 284 rooms operated by affiliates of Kinseth Hospitality Corporation and located on land owned by us and leased to affiliates of Kinseth.

(5)	Includes a 114-seat food court and Arthur Bryant’s Barbeque restaurant at Ameristar Casino Hotel Kansas City and a 51-seat Sbarro restaurant at Ameristar Casino Hotel East Chicago leased to and operated by third parties.

(6)	Leased to and/or operated by a third party.

     Ameristar Casino Resort Spa St. Charles. Ameristar Casino Resort Spa St. Charles serves the greater St. Louis metropolitan market with a large casino and a variety of new amenities that opened in 2008, including our luxury hotel and spa. We believe the hotel’s expansive luxury suites rank among the greater St. Louis area’s most upscale accommodations. The hotel also features a 7,000-square-foot, full-service spa and indoor/outdoor pool. The property has seven dining venues, a state-of-the-art conference center, a nightclub and several bars offering local, regional and national entertainment.
     The property is located immediately north of the Interstate 70 bridge at the Missouri River, strategically situated to attract patrons from the St. Charles and greater St. Louis areas, as well as tourists from outside the region. The property is in close proximity to the St. Charles convention facility. Interstate 70 is a 10-lane, east-west freeway offering easy access to, and direct visibility of, the Ameristar Casino Resort Spa St. Charles site. The roadway leading to the property was upgraded and widened in 2007 and 2008 and was renamed Ameristar Boulevard.
     Ameristar Casino Hotel Kansas City. Ameristar Casino Hotel Kansas City ranks among the largest state-licensed casino floors in the United States. Our 184-room hotel offers a mix of suites and standard rooms that feature custom finishes. Guests can select from nine restaurants and seven bars/lounges. The property also features a wide scope of entertainment options that showcase headline entertainers as well as local and regional bands.
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
     Ameristar Casino Hotel Council Bluffs. Opened in 1996, Ameristar Casino Hotel Council Bluffs serves the Omaha and southwestern Iowa markets. The property’s hotel and Main Street Pavilion comprise its landside facilities. Ameristar Casino Hotel Council Bluffs’ 160 rooms include luxury suites and king whirlpool rooms. Ameristar Council Bluffs has earned the AAA Four Diamond designation for 13 consecutive years. The property also offers dining, live entertainment and meeting space.
     Located across the Missouri River from Omaha, the property is adjacent to the Nebraska Avenue exit on Interstate 29, immediately north of the junction of Interstate 29 and Interstate 80.
     Ameristar Casino Hotel East Chicago. Ameristar Casino Hotel East Chicago serves metropolitan Chicago, the United States’ third-largest commercial gaming market. East Chicago’s dining choices include five restaurants and two bars. The property also features a 290-room hotel, banquet space and a 182-seat VIP players’ club lounge.
     We purchased the property, formerly known as Resorts East Chicago, in September 2007. In connection with its June 2008 rebranding, we completed a number of enhancements to the facility, including a remodeled casino floor featuring a new design and layout, an enhanced mix of games, improved food and beverage offerings and the introduction of Ameristar’s Star Awards players’ program.
     Located approximately 25 miles from downtown Chicago, Illinois, Ameristar East Chicago currently draws approximately 70% of its guest base from Illinois, with the remaining 30% coming from Northwest Indiana and surrounding areas.
     Ameristar Casino Hotel Vicksburg. Ameristar Casino Hotel Vicksburg has been the market leader for 15 consecutive years, a distinction we attribute to its superior location and premier product and dining and entertainment options. The property completed a major expansion in 2008, which included a casino expansion that added the market’s only live poker room, two new restaurants, a VIP lounge and a new 1,000-space parking garage with direct access to the casino. The property’s 149-room hotel was also renovated in 2008. The three-level dockside casino is significantly wider than most other casinos in the market, providing a spacious, land-based feel. The property also offers our guests dining and live entertainment.

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
     Ameristar Casino Resort Spa Black Hawk. Ameristar Casino Resort Spa Black Hawk is one of the largest casinos in Colorado and has completed its transformation into a premier gaming and resort destination with the opening of its new luxury hotel in 2009. The construction of a luxury hotel at Ameristar Casino Resort Spa Black Hawk was completed in September 2009. The 33-story hotel tower includes 536 suites and a meeting and event center. It has Black Hawk’s only full-service spa, an enclosed rooftop swimming pool and indoor/outdoor whirlpool spas. We believe these amenities and services are unequaled in the Denver gaming market. The property also has four dining venues and several bars offering local and regional live entertainment.
     Ameristar Casino Resort Spa Black Hawk is located in the center of the Black Hawk gaming district, approximately 40 miles west of Denver, and caters primarily to patrons from the Denver metropolitan area and surrounding states.
     The Jackpot Properties. Cactus Petes Resort Casino and The Horseshu Hotel and Casino are located in Jackpot, Nevada, just south of the Idaho border. Cactus Petes has been operating since 1956. The properties’ resort amenities include 416 hotel rooms, an Olympic-sized pool and heated spa, a styling salon, lighted tennis courts, a recreational vehicle park and access to a nearby 18-hole golf course. In addition, a general store and service station serve guests and regional travelers. The properties also offer several dining selections and a showroom showcasing nationally known entertainment. A remodeling of the hotel at Cactus Petes was completed in May 2008.
     The properties are located on either side of Nevada State Highway 93, a major regional north-south route, and serve guests primarily from Idaho, and secondarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces.

Markets
     The following table presents a summary of the market characteristics and market performance of our Ameristar-branded properties as of December 31, 2009.

	Ameristar					Ameristar
	Casino Resort	Ameristar	Ameristar	Ameristar Casino	Ameristar	Casino Resort
	Spa	Casino Hotel	Casino Hotel	Hotel	Casino Hotel	Spa
	St. Charles	Kansas City	Council Bluffs	East Chicago(1)	Vicksburg	Black Hawk(2)
Adult population — within 50 miles	2.0 million	1.6 million	750,000	5.9 million	400,000	2.1 million
Adult population — within 100 miles	2.9 million	2.1 million	1.3 million	8.9 million	1.1 million	3.0 million
No. of market participants	6	4	3	3	5	18
2009 annual market gaming revenue — $ in millions	$1,049.8	$713.6	$431.3	$1,007.3	$283.1	$529.9
2009 market growth rate	1.8%	-0.6%	-7.9%	-2.0%	3.0%	4.2%
2009 market share	28.5%	33.7%	36.6%	27.5%	42.7%	20.5%
2008 market share	28.6%	34.7%	37.5%	30.1%	47.4%	17.1%
2009 market share rank	#1	#1	#2	#2	#1	Not reported

(1)	In the Northwest Indiana market, there are a total of three operators (located in East Chicago, Hammond and Gary, Indiana) that generated $1.0 billion in annual gaming revenues. In the broader Chicagoland market, there are five additional state-licensed casinos operating in the states of Illinois and Indiana and one Native American casino in Michigan. The eight state-licensed casinos generated a total of $2.1 billion in annual gaming revenues.

(2)	The Colorado Limited Gaming Control Commission reports the Black Hawk and Central City, Colorado markets separately. The Black Hawk information in this table excludes six casinos in Central City, adjacent to Black Hawk, which generated $59.8 million in total gaming revenues in 2009.
     The primary market area for the Jackpot properties is Twin Falls, Idaho (located approximately 45 miles north of Jackpot) and Boise, Idaho (located approximately 150 miles from Jackpot). The primary market area comprises approximately 600,000 adults. The balance of the Jackpot properties’ guests comes primarily from the northwestern United States and southwestern Canada. As of December 31, 2009, the Jackpot properties had approximately 60% of the slot machines and 73% of the table game positions in the Jackpot market.
Competition
     St. Charles
     Ameristar St. Charles competes with six other gaming operations located in the metropolitan St. Louis area. Two of these competitors are located in Illinois.
     In early March 2010, a gaming operator opened a new casino facility in Lemay, which is located in the southeastern portion of St. Louis County, approximately 30 miles from our St. Charles property. With the opening of this new casino, we will face additional competition at Ameristar St. Charles. Ameristar’s location is the farthest of the Missouri-based casinos in the St. Louis area from the new casino.
     The Missouri Gaming Commission voted in January 2010 to revoke the gaming license of a competitor in downtown St. Louis, due to declining revenues. In early March 2010, the casino operator announced it would surrender the license and close the casino by July 1, 2010 under an agreement with the Commission. It is uncertain if or when the gaming license will be made available to another operator within the state. The number of casinos permitted in Missouri was capped at the existing number by voter-approved changes in 2008.

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
     In 2007, the Kansas legislature enacted a law that authorizes up to four state-owned and operated freestanding casinos and three racetrack slot machine parlors developed and managed by third parties. One casino and one racetrack location are authorized in the greater Kansas City market. In February 2010, the Kansas Racing and Gaming Commission granted approval to a casino proposal to be constructed at the Kansas Speedway in Wyandotte County, Kansas. The first phase of the project includes a casino, restaurants and other entertainment options and is projected to open in the first quarter of 2012.
     With the opening of the new Kansas casino in 2012, we will face additional competition at Ameristar Kansas City. Ameristar Kansas City’s location is the farthest east from the new Kansas casino development, which may mitigate the impact of the new casino.
     Council Bluffs
     Ameristar Council Bluffs operates one of three gaming licenses issued for the Council Bluffs gaming market pursuant to an operating agreement with Iowa West Racing Association. The two other competitors are operated by a single company and consist of another riverboat casino and a land-based casino with a pari-mutuel racetrack. In October 2009, the land-based competitor opened a nationally branded 153-room hotel adjacent to its casino. There were no other major capital improvements in the market during 2009.
     The Council Bluffs market is currently insulated from other casino gaming markets, with the nearest competing gaming jurisdiction located approximately 90 miles away.
     In December 2007, the National Indian Gaming Commission (the “NIGC”) approved the request of the Ponca Tribe of Nebraska to have a five-acre parcel owned by the tribe in Carter Lake, Iowa, located five miles from Ameristar Council Bluffs, approved for the operation of gaming. In December 2008, in a lawsuit brought by the State of Nebraska and joined by the State of Iowa and the City of Council Bluffs, the federal court reversed the NIGC’s decision. The U.S. Department of the Interior has filed an appeal of the federal court ruling. If the tribe is allowed to conduct gaming at this location, the additional competition would adversely affect our Council Bluffs business.
     East Chicago
     Ameristar East Chicago currently competes directly with two nearby gaming operators and six others within 60 miles of East Chicago. The core competitive market of Northwest Indiana is comprised of three casino operators, including Ameristar, located in East Chicago, Hammond and Gary, Indiana. The northwest Indiana operators are located within five miles of each other on Lake Michigan.
     Illinois casinos are subject to higher gaming taxes than Indiana casinos and also to gaming position limitations and a smoking ban. Located within the Chicago metropolitan area, Ameristar East Chicago currently draws approximately 70% of its guest base from Illinois, with the remaining 30% coming from Northwest Indiana and surrounding areas.
     In December 2008, the Illinois Gaming Board awarded the remaining dormant gaming license for a proposed casino entertainment complex in Des Plaines, Illinois, which is approximately 40 miles northwest of East Chicago, Indiana. In February 2010, the Illinois Gaming Board found the developer suitable for an ownership license. The project calls for a $450 million casino and entertainment complex expected to open in the second half of 2011. Future legislation regarding the possible expansion of gaming in Illinois may be considered by Illinois lawmakers. If enacted, this legislation could lead to a significant level of additional competition in the Chicagoland market.
     On December 28, 2009, the Indiana Department of Transportation announced that it was permanently closing the Cline Avenue bridge near Ameristar East Chicago. The bridge had been closed since November 13, 2009 due to safety concerns discovered during an inspection of the bridge. Closure of the bridge has made access to the property inconvenient for many of Ameristar East Chicago’s customers and has significantly impacted the property’s business levels and operating results, and we expect this to continue unless and until improved access is developed.
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
     Black Hawk
     Ameristar Black Hawk competes with 23 other gaming operations located in the Black Hawk and Central City gaming markets in Colorado. Ameristar has the largest single gaming floor and parking garage of any casino in the Black Hawk and Central City markets. Of the other casinos in the market, only five are considered “large” competitors, with over 750 slot machines. Ameristar’s primary competitor is one of the first major casinos encountered when entering Black Hawk from Denver via State Route 119. This competitor’s primary casino is connected via a skywalk to an adjacent casino the operator also owns, thereby offering increased availability of hotel rooms, parking capacity and gaming positions to guests.
     In November 2008, Colorado voters approved Amendment 50, which gave local gaming jurisdictions the option of increasing bet limits, expanding permitted table games and increasing the hours of operation. On July 2, 2009, the positive regulatory changes were implemented at the Ameristar Black Hawk property that extended casino operating hours from 18 hours daily to 24 hours daily, increased the maximum single bet limit from $5 to up to $100 and allowed for additional table games, including roulette and craps.
     In September 2009, Ameristar completed and opened a 536-room luxury hotel and spa featuring upscale furnishings and amenities. The hotel includes a versatile meeting and ballroom center and also has Black Hawk’s only full-service spa and an enclosed rooftop swimming pool with indoor/outdoor whirlpool facilities. Ameristar Black Hawk offers destination resort amenities and services that we believe are unequaled in the Denver gaming market. The completed hotel also effectively doubled the room capacity in the Black Hawk market.

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
     Should additional gaming development occur in the Denver metropolitan area, the Black Hawk and Central City markets would face increased competition.
     Jackpot
     The Jackpot properties compete with three other hotels and motels (all of which also have casinos) in Jackpot and a Native American casino near Pocatello, Idaho. The Native American casino operates video lottery terminals, which are similar to slot machines. There were no major capital improvements or expansions by competitors in the Jackpot market in 2009 and we are not aware of any other current expansion plans by existing or potential competitors in Jackpot.
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
Employees and Labor Relations
     As of March 1, 2010, we employed approximately 5,300 full-time and 2,300 part-time employees. Approximately 230 employees at our East Chicago property are employed pursuant to collective bargaining agreements, including approximately 210 employees at Ameristar East Chicago who are working under an expired agreement (see “ Item 1A. Risk Factors”). We believe our employee relations are good.
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
     Missouri
     The ownership and operation of riverboat and dockside gaming facilities in Missouri are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Missouri Gaming Commission. The Licensed Gaming Activities Chapter of the Missouri Revised Statutes (the “Missouri Act”) provides for the licensing and regulation of riverboat and dockside gaming operations on the Mississippi and Missouri Rivers in the State of Missouri and the licensing and regulation of persons who distribute gaming equipment and supplies to gaming licensees.
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
     The Missouri Act imposes operational requirements on riverboat operators, including an admission fee of $2 per gaming guest that licensees must pay to the Missouri Gaming Commission, certain minimum payout requirements, a 21% tax on adjusted gross receipts, prohibitions against providing credit to gaming guests (except, subject to certain conditions, for the use of credit and debit cards and the cashing of checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee’s riverboat. Licensees must also submit audited quarterly and annual financial reports to the Missouri Gaming Commission and pay the associated auditing fees. Other areas of operation that are subject to regulation under Missouri rules are the size, denomination and handling of chips and tokens, the surveillance methods and computer monitoring of electronic games, accounting and audit methods and procedures and approval of an extensive internal control system. The Missouri rules also require that all of an operator’s chips, tokens, dice, playing cards and electronic gaming devices must be acquired from suppliers licensed by the Missouri Gaming Commission or another person or entity approved by the Missouri Gaming Commission.
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
     The Missouri Act requires each licensee to post a bond or other surety to guarantee that the licensee complies with its statutory obligations. The Missouri Act also gives the Missouri Gaming Commission the authority to use the bond or other form of security to, among other things, guarantee the completion of an expansion of a gaming facility within a time period determined by the Missouri Gaming Commission.
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
     Under Iowa law, wagering on a “gambling game” is legal when conducted by a licensee on an “excursion gambling boat.” An “excursion gambling boat” is an excursion boat or moored barge on which lawful gambling is authorized and licensed. “Gambling game” means any game of chance authorized by the Iowa Gaming Commission. In 2004, the Iowa legislature eliminated the mandatory cruising requirement for an “excursion gambling boat,” and ACCBI’s riverboat is now classified as a “permanently moored vessel.”
     The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” A “qualified sponsoring organization” is defined as a person or association that can show to the satisfaction of the Iowa Gaming Commission that the person or association is eligible for exemption from federal income taxation under Section 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal Revenue Code (hereinafter “not-for-profit corporation”). The not-for-profit corporation is permitted to enter into operating agreements with persons qualified to conduct riverboat gaming operations. Such operators must be approved and licensed by the Iowa Gaming Commission. On January 27, 1995, the Iowa Gaming Commission authorized the issuance of a license to conduct gambling games on an excursion gambling boat to Iowa West Racing Association, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Council Bluffs (the “Association”). The Association has entered into a sponsorship agreement with ACCBI authorizing ACCBI to operate riverboat gaming operations in Council Bluffs under the Association’s gaming license (the “Operator’s Contract”), and the Iowa Gaming Commission has approved this contract. The term of the Operator’s Contract runs until March 31, 2015, and ACCBI has an option to extend the term for an additional three-year period through March 31, 2018.
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
     Substantially all of ACCBI’s material transactions are subject to review and approval by the Iowa Gaming Commission. Written and oral contracts and business arrangements involving a related party or in which the term exceeds three years or the total value in a calendar year exceeds $100,000 are agreements that qualify for submission to and approval by the Iowa Gaming Commission (“Qualifying Agreements”). Qualifying Agreements are limited to: (1) any obligations that expend, encumber or lend ACCBI assets to anyone other than a not-for-profit entity or a unit of government for the payment of taxes and utilities; (2) any disposal of ACCBI assets or the provision of goods and services at less than market value to anyone other than a not-for-profit entity or a unit of government; (3) a previously approved Qualifying Agreement, if consideration exceeds the approved amount by the greater of $100,000 or 25%; and (4) any type of contract, regardless of value or term, where a third party provides electronic access to cash or credit for a patron of the facility. Each

Qualifying Agreement must be submitted to the Iowa Gaming Commission within 30 days of execution. Iowa Gaming Commission approval must be obtained prior to implementation, unless the Qualifying Agreement contains a written clause stating that the agreement is subject to Iowa Gaming Commission approval. Qualifying Agreements that are ongoing or open-ended need only be submitted on initiation, unless there is a material change in terms or noncompliance with the requirement that consideration be given to the use of Iowa resources, goods and services. Additionally, contracts negotiated between ACCBI and a related party must be accompanied by economic and qualitative justification.
     ACCBI is required to notify the Iowa Gaming Commission of the identity of each director, corporate officer, owner, partner, joint venturer, trustee or any other person who has a beneficial interest of 5% or more, direct or indirect, in ACCBI. The Iowa Gaming Commission may require ACCBI to submit background information on such persons. The Iowa Gaming Commission may require ACCBI to provide a list of persons holding beneficial ownership interests in ACCBI of less than 5%. For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship (including family relationship), present or reversionary right, title or interest or otherwise. The Iowa Gaming Commission may suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest includes or involves any person or entity which is found to be ineligible in any respect, such as want of character, moral fitness, financial responsibility, professional qualifications or due to failure to meet other criteria employed by the Iowa Gaming Commission.
     ACCBI must submit detailed financial, operating and other reports to the Iowa Gaming Commission. ACCBI must file weekly and monthly gaming reports indicating adjusted gross receipts received from gambling games, the total number and amount of money received from admissions and the amount of regulatory fees paid. Additionally, ACCBI must file annual financial statements covering all financial activities related to its operations for each fiscal year. ACCBI must also keep detailed records regarding its equity structure and owners.
     Iowa has a graduated wagering tax equal to 5% of the first $1.0 million of annual adjusted gross receipts, 10% of the next $2.0 million of annual adjusted gross receipts and 22% of annual adjusted gross receipts over $3.0 million for an excursion gambling boat. In addition, the state charges other fees on a per-guest basis. Additionally, ACCBI pays the City of Council Bluffs a fee equal to $0.50 per passenger. Under the Operator’s Contract, ACCBI also pays the Association a fee equal to 3% of adjusted gross receipts.
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
     Pursuant to the Indiana Riverboat Gaming Act, as amended (the “Indiana Act”), the Commission is authorized to award up to 11 gaming licenses to operate riverboat casinos in the State of Indiana, including five to counties contiguous to Lake Michigan in northern Indiana, five to counties contiguous to the Ohio River in southern Indiana and one to a county contiguous to Patoka Lake in southern Indiana, which was subsequently relocated to French Lick, Indiana. Referenda required by the Indiana Act to authorize the five licenses to be issued for counties contiguous to Lake Michigan have been conducted and gaming has been authorized for the cities of Hammond, East Chicago, and Gary in Lake County, Indiana, and for Michigan City in LaPorte County, Indiana, to the east of Lake County. In April 2007, the Indiana General Assembly enacted legislation that authorized the two horse tracks located in Anderson and Shelbyville, Indiana to install 2,000 slot machines at each facility. The Commission granted each track a five-year gambling game license authorizing the use of such slot machines. Installation of slot machines beyond the statutorily authorized number would require further approval by the Commission. The slot operations at the tracks opened in the second quarter of 2008.
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
     Each initial owner’s license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Commission that the licensee continues to be eligible for an owner’s license pursuant to the Indiana Act and the rules and regulations adopted thereunder. Ameristar Casino East Chicago, LLC submitted an application for the required annual license renewal in 2009 and such license renewal was approved.
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
     Ameristar Casino Black Hawk, Inc. (“ACBHI”) holds operator, retail gaming and manufacturer/distributor licenses for Ameristar Casino Black Hawk issued by the Colorado Commission. The Colorado Act requires that applications for renewal of operator, retail gaming and manufacturer/distributor licenses be filed every two years with the Commission not less than 120 days prior to the expiration of the current licenses. ACBHI’s current licenses expire on December 16, 2011.
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
     Pursuant to an amendment to the Colorado Constitution (the “Colorado Amendment”), limited stakes gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991. Currently, limited stakes gaming means a maximum single bet of $100 on slot machines and in the games of blackjack, poker, craps and roulette. Gaming is permitted to be conducted 24 hours each day.
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
     The Colorado Constitution provides for a tax on the total amount wagered less all payouts to players at the following annual rates. The gaming tax rates in effect as of July 1, 2008 can only be changed by voters in a statewide election. With respect to games of poker, the tax is calculated based on the sums wagered that are retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission.
•	0.25% up to and including $2 million of the subject amounts;

•	2% on amounts from $2 million to $5 million;

•	9% on amounts from $5 million to $8 million;

•	11% on amounts from $8 million to $10 million;

•	16% on amounts from $10 million to $13 million; and

•	20% on amounts over $13 million.
     The City of Black Hawk also assesses three monthly device fees that are based on the number of slot machines operated. Those consist of a $62.50 fee per device, a transportation device fee of $6.41 per device and a fluctuating business improvement district fee of approximately $3.55 per device.
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
     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Act, which beneficially owns more than 10% but not more than 11% of a Registered Company’s voting securities as a result of a stock repurchase by the Registered Company may not be required to file such an application. Further, an institutional investor which acquires more than 10%, but not more than 25%, of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of a Registered Corporation’s voting securities and maintain its waiver where the additional ownership results from a stock repurchase by the Registered Corporation. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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
     Ameristar may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On March 19, 2009, the Nevada Commission granted us approval to make public offerings for a period of two years, subject to specified conditions (the “Shelf Approval”). The Shelf Approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering (“Affiliate”). The Shelf Approval also includes approval for CPI to guarantee any security issued by, and to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by, us or an Affiliate in a public offering. The Shelf Approval also includes approval to place restrictions upon the transfer of, and enter into agreements not to encumber the equity securities of, CPI. The Shelf Approval, however, may be rescinded for good cause, without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the investment merits of the securities offered. Any representation to the contrary is unlawful.
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
     Other Regulations
     Our business is subject to various federal, state and local laws and regulations in addition to those discussed above. These laws and regulations include, but are not limited to, those concerning employees, taxation, zoning and building codes, environmental protection, maritime operations, marketing and advertising, currency transaction reporting and the extension and collection of credit. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations or material differences in interpretations by courts or governmental authorities could adversely affect our business.
Web Access to Periodic Reports
     Our Internet website address is www.ameristar.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company’s code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer is also available on our website.
Item 1A. Risk Factors
Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.
     Our business has been and may continue to be adversely affected by the economic downturn currently being experienced in the United States, as we are highly dependent on discretionary spending by our guests. We are not able to predict the length or severity of the downturn. Changes in discretionary consumer spending or consumer preferences brought about by factors such as increased or continuing high unemployment, significant increases in energy prices, perceived or actual deterioration in general economic conditions, the current housing crisis, the current credit crisis, bank failures and the potential for additional bank failures, perceived or actual decline in disposable consumer income and wealth (including declines resulting from any increase in personal income tax rates) and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and adversely affect our revenues and cash flow.
We have substantial debt and may incur additional debt; leverage may impair our financial condition and restrict our operations.
     We currently have a substantial amount of debt. As of December 31, 2009, our total consolidated debt was $1.68 billion.
     Subject to specified limitations, the indenture governing our senior unsecured notes permits us to incur substantial additional debt. In addition, our senior credit facilities permit us to borrow up to an additional $90.7 million as of December 31, 2009 (subject to the maintenance of required debt covenant ratios). If new debt is added to our current debt levels, the related risks that we now face could intensify. Our substantial debt and any additional debt we may incur could have important consequences to our business, including:
•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited as is now the case;

•	requiring a substantial portion of our cash flows from operations for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, dividends, stock repurchases and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage to less leveraged competitors.
Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.
     Our ability to make payments on and refinance our debt and to fund capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. In addition, the ability to borrow funds under our senior credit facilities in the future will depend on our satisfying the financial covenants in the agreement governing such facilities. We cannot assure that our business will generate cash flow from operations or that future borrowings will be available to us under our senior credit facilities in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. The majority of our extending revolving loan commitments mature in August 2012 and our term loan matures in November 2012. We cannot assure that we will be able to refinance any of our debt on favorable terms, if at all. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition.
Covenant restrictions under our senior credit facilities and the indenture governing our senior notes may limit our ability to operate our business.
     The agreement governing our senior credit facilities and the indenture governing our senior notes contain covenants that may restrict our ability to, among other things, borrow money, pay dividends, make capital expenditures and effect a consolidation, merger or disposal of all or substantially all of our assets. Although the covenants in our senior credit facilities and the indenture are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, our long-term debt requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants could result in a default under our senior credit facilities and the indenture. If an event of default under our senior credit facilities occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In addition, our senior credit facilities are secured by first priority security interests on substantially all of our real and personal property, including the capital stock of our subsidiaries. If we are unable to pay all amounts declared due and payable in the event of a default, the lenders could foreclose on these assets.
Conditions in the financial system and the capital and credit markets may negatively affect our business, results of operations and financial condition.
     The current difficulties in the banking system and financial markets have resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets and other adverse conditions for issuers in fixed income and equity markets. Within the past two years, these markets have experienced disruption that has had a significant impact on the availability and cost of capital and credit. While the United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition, including our ability to refinance our senior credit facilities, which mature at various dates from November 2010 to November 2012. We are unable to predict the duration or severity of the current disruption in the capital and credit markets, or its further impact on the larger economy.
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
     In 2007, the Kansas legislature enacted a law that authorizes up to four state-owned and operated freestanding casinos and three racetrack slot machine parlors developed and managed by third parties. At that time, one casino and one racetrack location were authorized in Wyandotte County in the greater Kansas City market. The owner of the potential racetrack slot machine parlor license surrendered its racing license due to concerns about the tax rate that would apply to its gaming operations, which was substantially higher than the tax rate in Missouri or applicable to Kansas freestanding casinos. The future status of the racetrack license is uncertain. In February 2010, the Kansas Lottery Gaming Facility Review Board approved a proposal by a partnership that includes a major commercial casino operator to develop a large land-based casino and entertainment facility at the Kansas Speedway, approximately 24 miles from Ameristar Kansas City. Construction of the first phase of the project is expected to begin in the second half of 2010 and to be completed in the first quarter of 2012. This facility will provide significant additional competition for Ameristar Kansas City that could have a material adverse effect on the results of operations of that property.
     Our East Chicago property currently competes with seven other casino gaming facilities in the Chicagoland market in Indiana and Illinois, and with one Native American casino in Michigan. The property’s principal competitor is located in Hammond, Indiana, which is closer to and has significantly better access for customers who live in Chicago, Illinois and the Chicago suburbs that are the primary feeder markets for Ameristar East Chicago. The Hammond facility opened a $485 million expansion in July 2008 that has adversely affected our property’s business, particularly table games and poker, and we expect will continue to do so.
     In December 2008, the Illinois Gaming Board awarded the dormant tenth Illinois gaming license to a developer for a property in Des Plaines, Illinois, located approximately 40 miles from Ameristar East Chicago. From time to time, the Illinois legislature has also considered other forms of gaming expansion in the state, including a land-based casino in the City of Chicago, new riverboat casinos, the authorization of slot machines at the existing racetracks and an increase in the number of authorized gaming positions at each of the existing Illinois casinos (which are currently limited to 1,200 positions). If the Des Plaines facility is developed or Illinois materially expands gaming, particularly in downtown Chicago or the south Chicago suburbs, the additional competition could materially adversely affect the financial performance of Ameristar East Chicago.
     In December 2007, a competitor opened a new casino in downtown St. Louis, approximately 22 miles from Ameristar St. Charles, and in early March 2010 the same competitor opened an additional casino facility in southeastern St. Louis County, approximately 30 miles from Ameristar St. Charles. The new gaming facility in downtown St. Louis has resulted in significant additional competition for Ameristar St. Charles, and the casino in southeastern St. Louis County is also expected to materially impact Ameristar St. Charles’ business. The same operator owns another casino that has operated in downtown St. Louis since the early 1990s. The Missouri Gaming Commission voted in January 2010 to revoke that property’s gaming license due to declining revenues. In early March 2010, the casino operator announced it would surrender the license and close the casino by July 1, 2010 under an agreement with the Commission. It is uncertain if or when the gaming license will be made available to another operator within the state, which may be at a location competitive with Ameristar St. Charles or Ameristar Kansas City. In addition, if legislation is enacted in Illinois to permit the operation of slot machines at racetracks, Ameristar St. Charles would face additional competition from the racetrack near East St. Louis, Illinois.
     In Vicksburg, a $100 million casino-hotel opened in October 2008. The additional competition has adversely affected the financial results of the other casinos in the market, including Ameristar Vicksburg.
     Additionally, in 2005, a $200 million casino development project in Vicksburg received preliminary approval from the Mississippi Gaming Commission, but it is not currently known if or when this development will occur.
     Native American gaming facilities in some instances operate under regulatory and financial requirements that are less stringent than those imposed on state-licensed casinos, which could provide them with a competitive advantage and lead to increased competition in our markets. In December 2007, the National Indian Gaming Commission (the “NIGC”) approved the request of the Ponca Tribe of Nebraska to have a five-acre parcel owned by the tribe in Carter Lake, Iowa, located five miles from Ameristar Council Bluffs, approved for the operation of gaming. In December 2008, in a lawsuit brought by the State of Nebraska and joined by the State of Iowa and the City of Council Bluffs, the federal court reversed the NIGC’s decision. The U.S. Department of the Interior has filed an appeal of the federal court ruling. If the tribe is allowed to conduct gaming at this location, the additional competition would adversely affect our Council Bluffs business.
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
     Legislation in various forms to ban indoor tobacco smoking in public places has recently been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. Effective January 1, 2008, a Colorado smoking ban was extended to include casino floors. We believe this ban has significantly negatively impacted business volumes in all Colorado gaming markets. In April 2008, voters in the City of Kansas City approved a ballot measure, which was subsequently modified by the City Council, that prohibits smoking in most indoor public places within the City, including restaurants, but which contains an exemption for casino floors and 20% of all hotel rooms. Two of Ameristar Kansas City’s competitors are not subject to a smoking ban in any form, which we believe has had some negative impact on our business. On July 1, 2008, a statewide indoor smoking ban went into effect in the State of Iowa. The law includes an exemption for casino floors and 20% of all hotel rooms. Several bills have been introduced in the Iowa General Assembly that would either remove the casino floor exemption or further prohibit smoking in indoor public places. Similar bills have been introduced in the Indiana and Missouri General Assemblies. If additional restrictions on smoking are enacted in jurisdictions in which we operate, particularly if such restrictions are applicable to casino floors, our business could be materially adversely affected.
If the jurisdictions in which we operate increase gaming taxes and fees, our results could be adversely affected.
     State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Periods of economic downturn and budget deficits, such as are currently being experienced in many states, may intensify such efforts to raise revenues through increases in gaming taxes.

     If the jurisdictions in which we operate were to further increase gaming taxes or fees, depending on the magnitude of the increase and any offsetting factors (such as the elimination of the buy-in limit in Missouri that became effective in November 2008), our financial condition and results of operations could be materially adversely affected.
We are subject to the risk of rising interest rates.
     Our outstanding debt under our senior credit facilities bears interest at variable rates. However, we have entered into interest rate protection agreements expiring in July 2010 with counterparty banks with respect to substantially all of this debt. As of December 31, 2009, we had $1.04 billion outstanding under our senior credit facilities. If short-term interest rates rise significantly from current levels, our interest cost may increase, which would adversely affect our net income and available cash.
Our business is subject to restrictions and limitations imposed by gaming regulatory authorities that could adversely affect us.
     The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The states of Missouri, Iowa, Indiana, Mississippi, Colorado and Nevada and the applicable local authorities require various licenses, findings of suitability, registrations, permits and approvals to be held by us and our subsidiaries. The Missouri Gaming Commission, the Iowa Racing and Gaming Commission, the Indiana Gaming Commission, the Mississippi Gaming Commission, the Colorado Limited Gaming Control Commission and the Nevada Gaming Commission may, among other things, limit, condition, suspend, revoke or not renew a license or approval to own the stock of any of our Missouri, Iowa, Indiana, Mississippi, Colorado or Nevada subsidiaries, respectively, for any cause deemed reasonable by such licensing authority. Our gaming licenses in Missouri and Colorado must be renewed every two years, our gaming licenses in Iowa and Indiana must be renewed every year, and our gaming license in Mississippi must be renewed every three years. If we violate gaming laws or regulations, substantial fines could be levied against us, our subsidiaries and the persons involved, and we could be forced to forfeit portions of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets could have a material adverse effect on our business, financial condition and results of operations.
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
Adverse weather conditions or natural disasters in the areas in which we operate, or other conditions that restrict access to our properties, could have an adverse effect on our results of operations and financial condition.
     Adverse weather conditions, particularly flooding, heavy snowfall and other extreme conditions, as well as natural disasters, can deter our guests from traveling or make it difficult for them to visit our properties. If any of our properties were to experience prolonged adverse weather conditions, or if multiple properties were to simultaneously experience adverse weather conditions, our results of operations and financial condition would be adversely affected. Our business may also be adversely affected by other events or conditions that restrict access to our properties, such as road closures.
     On December 28, 2009, the Indiana Department of Transportation announced that it was permanently closing the Cline Avenue bridge near Ameristar East Chicago. The bridge had been closed since November 13, 2009 due to safety concerns discovered during an inspection of the bridge. Closure of the bridge has made access to the property inconvenient for many of Ameristar East Chicago’s customers and has significantly impacted the property’s business levels and operating results, and we expect this to continue unless and until improved access is developed.

     We have limited insurance coverage for earthquake damage at our properties. Several of our properties, particularly Ameristar St. Charles, are located near historically active earthquake faults. In the event one of our properties were to sustain significant damage from an earthquake, our business could be materially adversely affected.
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
The Estate of Craig H. Neilsen owns a majority of our common stock and may have interests that differ from those of the holders of the Notes.
     Craig H. Neilsen, our founder and former Chairman of the Board and Chief Executive Officer, died in November 2006. At the time of his death, Mr. Neilsen beneficially owned approximately 56% of our outstanding Common Stock. As a result of his death, these shares passed by operation of law to Mr. Neilsen’s estate (the “Estate”). The co-executors of the Estate are Ray H. Neilsen, our Chairman of the Board, and Gordon R. Kanofsky, our Chief Executive Officer and Vice Chairman. Craig H. Neilsen’s estate plan provides that 25,000,000 shares of our Common Stock owned by the Estate (or approximately 43% of our shares currently outstanding) will ultimately pass to The Craig H. Neilsen Foundation, a private foundation primarily focused on funding spinal cord injury research and treatment (the “Foundation”). Messrs. Neilsen and Kanofsky serve as the co-trustees of the Foundation, and they also serve on the Foundation’s five-person board of directors.
     In light of their control over a majority of our Common Stock, Messrs. Neilsen and Kanofsky jointly have the ability to elect our entire Board of Directors over time and, except as otherwise provided by law or our Articles of Incorporation or Bylaws, to approve or disapprove other matters that may be submitted to a vote of the stockholders. In addition, Messrs. Neilsen and Kanofsky, as co-executors of the Estate, disclosed in a Schedule 13D amendment filed with the Securities and Exchange Commission in October 2007 that, on behalf of the Estate, they will continue to review the Estate’s liquidity needs and other factors impacting the Estate’s investment in our Common Stock and may evaluate strategic alternatives to the Estate’s holdings in the Company, including possible sales of some or all of our Common Stock held by the Estate or one or more transactions that could influence or change control of the Company. Some of the factors influencing the Estate’s investment decisions with respect to our Common Stock may not be relevant to other holders of our Common Stock.
     Our ability to pay dividends is dependent on a number of factors and is not assured.
     Holders of our Common Stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. The payment of future dividends will depend upon our earnings, economic conditions, liquidity and capital requirements and other factors. Accordingly, we cannot assure you that future dividends will be paid or will be paid at levels that equal or exceed our historical distributions. In addition, our senior credit facilities and the indenture governing our senior notes impose limitations on the amount of dividends we may pay, and the terms of future indebtedness may impose limitations on our ability to pay dividends determined by one or more of the amount of dividends, the satisfaction of certain financial covenants or other conditions.

     A change in control could result in the acceleration of our debt obligations.
     Certain changes in control could result in the acceleration of our senior credit facilities and the obligation to offer to repurchase our senior notes. This acceleration and repurchase offer obligation could be triggered in the event the Estate or its beneficiaries, including the Foundation, sells a substantial number of shares of our Common Stock, which they might have to do in order to pay estate tax liabilities or satisfy legal requirements applicable to shareholdings by private foundations. We cannot assure you that we would be able to repay or refinance any indebtedness that is accelerated as a result of a change in control, and this would likely materially adversely affect our financial condition.
     We may not be successful in renegotiating our expired collective bargaining agreement at Ameristar East Chicago.
     UNITE HERE Local 1 (the “Union”) represents approximately 210 of our employees at Ameristar East Chicago, primarily in the Food & Beverage and Environmental Services Departments. Our collective bargaining agreement with the Union expired on October 31, 2009, and these employees have been working without an agreement since that date while we attempt to negotiate a new agreement with the Union. We have filed an unfair labor practice charge against the Union with the National Labor Relations Board alleging that the Union has not been negotiating in good faith. The Union has also filed numerous unfair labor practice charges against Ameristar East Chicago, which we believe are without merit. Until we sign a new collective bargaining agreement, Ameristar East Chicago may be subject to a strike or other labor action by the Union that could have an adverse impact on its business. If we do reach a new agreement with the Union, we may incur increased costs, and the agreement may contain other terms that are less favorable to us that those in the expired agreement.
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
     Construction Dependent upon Available Financing and Cash Flows from Operations. The availability of funds under our senior credit facilities at any time are dependent upon, among other factors, the amount of our

EBITDA, as defined in the senior credit facilities, during the preceding four full fiscal quarters. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure you that our future consolidated EBITDA and the resulting availability of operating cash flows or borrowing capacity will be sufficient to allow us to undertake or complete future construction projects.
     As a result of operating risks, including those described in this section, and other risks associated with a new venture, we cannot assure you that, once completed, any development project will increase our operating profits or operating cash flows.
     Our business may be materially impacted by an act of terrorism or by additional security requirements that may be imposed on us.
     The U.S. Department of Homeland Security has stated that places where large numbers of people congregate, including hotels, are subject to a heightened risk of terrorism. An act of terrorism affecting one of our properties, whether or not covered by insurance, or otherwise affecting the gaming, travel or tourism industry in the United States, may have a material adverse effect on our business. Additionally, our business may become subject to increased security measures designed to prevent terrorist acts.
     Our business may be adversely affected by our ability to retain and attract key personnel.
     We depend on the continued performance of our entire senior management team. If we lose the services of any of our key executives or our senior property management personnel and cannot replace such persons in a timely manner, it could have an adverse effect on our business.
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
     As we recruit personnel, we expect successful candidates to exhibit a collaborative, communicative and collegial nature. We also employ a high degree of centralization in a generally highly decentralized industry. These factors create risk in attracting management personnel in a timely fashion, as well as hiring candidates we expect to be successful within our Company.
     The concentration and evolution of the slot machine manufacturing industry or other technological conditions could impose additional costs on us.
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
     For competitive reasons, we may be forced to purchase new slot machines or enter into participating lease arrangements that are more expensive than the costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participating lease costs, it could hurt our profitability.

     We materially rely on a variety of hardware and software products to maximize revenue and efficiency in our operations. Technology in the gaming industry is developing rapidly, and we may need to invest substantial amounts to acquire the most current gaming and hotel technology and equipment in order to remain competitive in the markets in which we operate. Ensuring the successful implementation and maintenance of any new technology acquired is an additional risk.
     Any loss from service of our riverboat and barge facilities for any reason could materially adversely affect us.
     Our riverboat and barge facilities could be lost from service due to casualty, mechanical failure, extended or extraordinary maintenance, floods or other severe weather conditions.
     The Ameristar Vicksburg site has experienced ongoing geologic instability that requires periodic maintenance and improvements. Although we have reinforced the cofferdam basin in which the vessel is drydocked on a concrete foundation, further reinforcements may be necessary. We are also monitoring the site to evaluate what further steps may be necessary to stabilize the site to permit operations to continue. A site failure would require Ameristar Vicksburg to limit or cease operations.
     The loss of a riverboat or barge facility from service for any period of time likely would adversely affect our operating results and borrowing capacity under our senior credit facilities in an amount that we are unable to reasonably accurately estimate. It could also result in the occurrence of an event of a default under our senior credit facilities.
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
     Our riverboats must comply with certain federal and state laws and regulations with respect to boat design, on-board facilities, equipment, personnel and safety. In addition, we are required to have third parties periodically inspect and certify all of our casino barges for stability and single compartment flooding integrity. Our casino barges also must meet local fire safety standards. We would incur additional costs if any of our gaming facilities were not in compliance with one or more of these regulations.

     We are also subject to a variety of other federal, state and local laws and regulations, including those relating to zoning, construction, land use, employment, marketing and advertising and the sale of alcoholic beverages. If we are not in compliance with these laws and regulations, it could have a material adverse effect on our business, financial condition and results of operations.
     The imposition of a substantial penalty or the loss of service of a gaming facility for a significant period of time would have a material adverse effect on our business.
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
     Ameristar Council Bluffs. Ameristar Council Bluffs is located on an approximately 69-acre site along the east bank of the Missouri River. We own approximately 46 acres of this site and have rights to use the remaining portion of the site that is owned by the State of Iowa for a term expiring in 2045. We lease approximately one acre of the Ameristar Council Bluffs site to affiliates of Kinseth Hospitality Corporation for the operation of a 188-room limited service Holiday Inn Suites Hotel and a 96-room Hampton Inn Hotel.
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
     Walton’s lawsuit and lien essentially claim that the GMP ought to be increased to approximately $224.5 million, with the increase representing certain amounts allegedly due to subcontractors for work performed as well as amounts claimed by Walton for its own management, supervision and general conditions. Since the filing of the lien and lawsuit, we have resolved the majority of the claims for subcontractor work directly with the affected subcontractors. We expect that these efforts will result in our making a total contract expenditure (inclusive of amounts previously paid to Walton pursuant to the GMP and amounts paid directly to subcontractors) of approximately $204 million. We believe that the additional amounts claimed by Walton in its lawsuit (approximately $23 million) primarily relate to the claims that Walton has asserted for its own extended general conditions, added contingency and other costs for its own account. All those claims will remain disputed and contested by Ameristar. We have also filed a counterclaim against Walton seeking damages in excess of $5 million based on the delay in completion of the project and defective and deficient work by Walton.
     We intend to vigorously defend against Walton’s claims and assert our own claims. The litigation continues in the discovery stage, including depositions.
     In addition to Walton’s mechanic’s lien, certain subcontractors to Walton have filed mechanic’s liens against the St. Charles property, and some also filed suit to foreclose on such liens. Our settlement of claims directly with subcontractors has resulted in the dismissal, with prejudice, of a number of these liens and lawsuits.
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
     After we acquired RIH on September 18, 2007, in accordance with the purchase agreement, RIH opened a new separate interest-bearing bank account under our federal tax identification number and transferred the entire balance in the former separate account to this new account. RIH has continued to deposit 0.75% of its AGR into this account. As of February 28, 2010, this account had a balance of approximately $8.8 million.
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
     From time to time, we are party to other litigation, most of which arises in the ordinary course of business. We are not currenly a party to any litigation that management believes would be likely to have a material impact on our financial position, results of operations or cash flows.
Item 4. [Reserved]

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     (a) Market Information
     Our Common Stock is traded on the Nasdaq Global Select Market under the symbol “ASCA.” The price per share of common stock presented below represents the highest and lowest sales prices for our Common Stock on the Nasdaq Global Select Market during each calendar quarter indicated.

	High	Low
2009
First Quarter	$13.62	$6.86
Second Quarter	23.00	12.28
Third Quarter	21.27	15.36
Fourth Quarter	18.50	13.94

2008
First Quarter	$27.92	$17.24
Second Quarter	19.52	13.66
Third Quarter	17.94	11.18
Fourth Quarter	14.67	4.64
     (b) Holders
     As of March 10, 2010, there were approximately 236 holders of record of our Common Stock.
     (c) Dividends
     We have paid four quarterly dividends each year on our Common Stock since 2004, except for 2008, when we made three quarterly dividend payments. The payment of future dividends will depend upon our earnings, economic conditions, liquidity and capital requirements and other factors.
     In 2009, we paid four quarterly cash dividends of $0.105 per share, for an annual total of $0.42 per share. In 2008, we paid three quarterly cash dividends of $0.105 per share on our Common Stock, for an annual total of $0.315 per share.
     Our senior credit facilities obligate us to comply with certain covenants that place limitations on the payment of dividends. In March 2009, our senior credit facilities were amended to reduce permitted annual dividends from $40.0 million to $30.0 million beginning with the year ending December 31, 2009, with any unused portion of such amount permitted to be carried over to future years. For the years ended December 31, 2009 and 2008, we paid dividends totaling $24.2 million and $18.0 million, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Note 5 – Long-term debt” of Notes to Consolidated Financial Statements.

Item 6.	Selected Financial Data
     The following data have been derived from our audited consolidated financial statements and should be read in conjunction with those statements, certain of which are included in this Report.
AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA

		For the years ended December 31,
STATEMENT OF OPERATIONS DATA (1):	2009	2008	2007	2006	2005
	(Amounts in Thousands, Except Per Share Data)
REVENUES:
Casino	$1,254,590	$1,296,806	$1,083,380	$1,008,311	$974,178
Food and beverage	135,941	156,987	136,471	131,795	125,918
Rooms	66,411	56,024	30,844	27,972	25,355
Other	32,692	38,491	30,387	29,082	26,041

	1,489,634	1,548,308	1,281,082	1,197,160	1,151,492
Less: Promotional allowances	(274,189)	(280,406)	(200,559)	(196,862)	(190,134)

Net revenues	1,215,445	1,267,902	1,080,523	1,000,298	961,358

OPERATING EXPENSES:
Casino	556,684	604,747	478,504	439,101	431,101
Food and beverage	65,633	74,650	70,439	68,744	66,299
Rooms	10,466	11,221	9,341	6,780	6,454
Other	14,240	21,154	19,157	18,749	16,503
Selling, general and administrative (2)	241,853	265,622	229,801	200,588	186,050
Depreciation and amortization	107,005	105,895	94,810	93,889	85,366
Impairment of goodwill	111,700	130,300	—	—	—
Impairment of other intangible assets	—	184,200	—	—	—
Impairment loss on assets	3,929	1,031	4,758	931	869
Net loss (gain) on disposition of assets	411	683	1,408	(683)	1,576

Total operating expenses	1,111,921	1,399,503	908,218	828,099	794,218

INCOME (LOSS) FROM OPERATIONS	103,524	(131,601)	172,305	172,199	167,140

OTHER INCOME (EXPENSE):
Interest income	515	774	2,113	2,746	830
Interest expense, net of capitalized interest	(106,849)	(76,639)	(57,742)	(50,291)	(60,913)
Loss on early retirement of debt	(5,365)	—	—	(26,264)	(2,074)
Other	2,006	(3,404)	(178)	—	(79)

(Loss) income before income tax (benefit) provision	(6,169)	(210,870)	116,498	98,390	104,904
Income tax (benefit) provision	(1,502)	(80,198)	47,065	38,825	38,619

NET (LOSS) INCOME	$(4,667)	$(130,672)	$69,433	$59,565	$66,285

AMERISTAR CASINOS, INC.
CONSOLIDATED SELECTED FINANCIAL DATA
(continued)

		For the years ended December 31,
STATEMENT OF OPERATIONS DATA (CONTINUED):	2009	2008	2007	2006	2005
	(Amounts in Thousands, Except Per Share Data)
(LOSS) EARNINGS PER SHARE:
Basic	$(0.08)	$(2.28)	$1.22	$1.06	$1.19

Diluted	$(0.08)	$(2.28)	$1.19	$1.04	$1.16

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	57,543	57,191	57,052	56,155	55,664

Diluted	57,543	57,191	58,322	57,327	57,127

			December 31,
BALANCE SHEET AND OTHER DATA:	2009	2008	2007	2006	2005
	(Amounts in Thousands)
Cash and cash equivalents	$96,493	$73,726	$98,498	$101,140	$106,145
Total assets	2,214,628	2,225,238	2,412,096	1,541,475	1,383,986
Total long-term debt, net of current maturities	1,541,739	1,643,997	1,641,615	878,668	776,029
Stockholders’ equity (3)	335,993	338,780	503,126	434,164	383,710
Capital expenditures	136,615	241,826	277,312	249,123	177,789

(1)	We acquired Ameristar East Chicago on September 18, 2007 and the operating results of this property are included only from its acquisition date.

(2)	Effective January 1, 2006, compensation cost relating to stock-based payment transactions was required to be recognized in the financial statements. For the years ended December 31, 2009, 2008, 2007 and 2006, stock-based compensation expense totaled $12.9 million, $10.6 million, $12.0 million and $7.8 million, respectively, and was reflected in selling, general and administrative expenses in the consolidated statements of operations.

(3)	Dividends of $24.2 million, $18.0 million, $23.4 million, $21.1 million and $17.4 million were paid in 2009, 2008, 2007, 2006 and 2005, respectively. The annual dividend per share was $0.42 in 2009, $0.315 in 2008, $0.41 in 2007, $0.375 in 2006 and $0.3125 in 2005.

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
     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those patrons spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the disposable income of our patrons, weather conditions affecting our properties, achieving and maintaining cost efficiencies, competitive factors, gaming tax increases and other regulatory changes, the commencement of new gaming operations, charges associated with debt refinancing or property acquisition and disposition transactions, construction at existing facilities and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Historically, our fourth quarter is weaker than other periods due mostly to the combined effects of inclement weather and guest visitation and spending patterns between the Thanksgiving and Christmas holidays. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.
     The following significant factors and trends should be considered in analyzing our operating performance:
•	General Economic Conditions. The weak economic conditions continue to adversely impact the gaming industry and our Company. We believe our guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the credit, investment and housing markets.

•	Cost Efficiencies. In July 2008, we began to implement a strategic plan to improve efficiencies and reduce our cost structure as weak economic conditions continued to adversely impact business volumes. As part of this plan, we reduced our workforce costs through position eliminations, adjusting staffing practices and attrition. We also restructured the organization of our property and corporate management teams to be more efficient and streamlined. As a result of the actions taken to date, operating income margins at six of our seven gaming locations increased in 2009 compared to 2008. Additionally, corporate expense decreased 8.9% in 2009 compared to 2008 due mostly to the realized cost efficiencies.

•	Missouri Properties. In late 2008, positive regulatory reform was implemented at our Kansas City and St. Charles properties. The regulatory reform eliminated the $500 buy-in limit and the requirement for all casino guests to use player identification and tracking cards. Additionally, the Missouri gaming reform raised taxes on gross gaming receipts from 20% to 21% and placed a moratorium on the issuance of new gaming licenses. Year-over-year, operating income in 2009 at our Kansas City and St. Charles properties increased 22.2% and 17.9%, respectively, compared to 2008.

The improvement in operating income at both properties was mostly attributable to the aforementioned cost savings initiatives and regulatory reform.
In early March 2010, a gaming operator opened a new casino facility in Lemay, which is located in the southeastern portion of St. Louis County, approximately 30 miles from our St. Charles property. With the opening of the new southeastern St. Louis casino, we will face additional competition at Ameristar St. Charles. Ameristar’s location is the farthest of the Missouri-based casinos in the St. Louis area from the new casino.

•	Ameristar Black Hawk. On July 2, 2009, we implemented positive regulatory changes at our Black Hawk property that extended casino operating hours from 18 hours daily to 24 hours daily, increased the maximum single bet limit from $5 to up to $100 and allowed for additional table games, including roulette and craps. Also, on September 29, 2009, we opened a 536-room luxury hotel and spa featuring upscale furnishings and amenities. The hotel includes a versatile meeting and ballroom center and also has Black Hawk’s only full-service spa and an enclosed rooftop swimming pool with indoor/outdoor whirlpool facilities. Ameristar Black Hawk offers destination resort amenities and services that we believe are unequaled in the Denver gaming market. As a result of these regulatory changes and the opening of the new hotel, fourth quarter year-over-year net revenues and operating income increased by 98.4% and 170.8%, respectively, and the property increased its fourth quarter market share on a year-over-year basis from 16.9% to 27.1%. We believe that the regulatory changes, coupled with the new hotel, will allow us to drive further revenue growth.

•	Ameristar East Chicago Intangible Asset Impairment. In 2008, we recorded a total of $314.5 million ($186.2 million on an after-tax basis) in non-cash impairment charges for the goodwill and gaming license related to our September 2007 East Chicago property acquisition. The 2008 reduction in the value of these intangible assets was attributable to the significant deterioration of the debt and equity capital markets, as well as a lowering of our growth assumptions for the property to reflect its then-current operating performance (relative to our assumptions at the time of acquisition) and the decline in general economic conditions.

During the fourth quarter of 2009, we recorded an additional non-cash impairment charge of $111.7 million ($66.2 million on an after-tax basis) for the goodwill related to our East Chicago property acquisition. The impairment charge was due to the permanent closure of the bridge near the East Chicago property that significantly adversely impacts forecasted financial results for the property. Closure of the bridge has made access to the property inconvenient for many of Ameristar East Chicago’s guests and has significantly impacted the property’s business levels and operating results, and we expect this to continue unless and until improved access is developed.

•	St. Charles Highway Improvement. In early March 2010, a highway improvement project commenced near our St. Charles property. The construction has resulted in lane restrictions and closures hindering convenient access to the property. We expect the project will have an adverse effect on our market share during the construction period similar to the disruption we experienced in 2007 during the roadway project that enhanced the primary access to Ameristar St. Charles. The construction is estimated to be completed in the summer of 2010.

•	Debt and Interest Expense. At December 31, 2009 and 2008, total debt was $1.68 billion and $1.65 billion, respectively. Net borrowings totaled $41.4 million during the year ended December 31, 2009. In March 2009, we amended our senior credit facility to provide us significant relief under our leverage ratio and senior leverage ratio covenants for the foreseeable future (thereby improving our borrowing flexibility related to currently available funds under the revolving loan facility). The amendment also increased the interest rate add-on for term loan and revolving loan borrowings under the senior credit facility by 125 basis points. At December 31, 2009, our leverage and senior leverage ratios (each as defined in the senior credit facility) were required to be no more than 6.00:1 and 5.75:1, respectively. As of that date, our leverage ratio and senior leverage ratio were each 4.87:1. In November 2009, we successfully completed an extension of $600.0 million, or 80%, of our revolving loan facility commitments (under which $524.0 million of loans were outstanding at December 31, 2009). Under the remaining $150.0 million of the revolving commitments, $131.0 million of loans were outstanding at December 31, 2009. The outstanding balance of the non-extended loans is expected to be repaid by the maturity date of November 2010 with cash from operations and availability under the extended portion of the revolving loan facility.

In May 2009, we issued $650.0 million aggregate principal amount of 9 1/4% Senior Notes due 2014 (the “Notes”). We used the net proceeds from the sale of the Notes (approximately $620.0 million, after deducting discounts and expenses) to repay a portion of the revolving loan indebtedness outstanding under the senior credit facility.

Our interest expense has increased significantly as a result of the senior credit facility amendment and Notes issuance. As of December 31, 2009, consolidated net interest expense increased by $30.2 million year-over-year compared to 2008 primarily due to these debt restructuring transactions.

Results of Operations
Selected Financial Measures by Property
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:

	Years ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Consolidated Cash Flow Information:
Net cash provided by operating activities	$220,182	$239,501	$202,746

Net cash used in investing activities	$(172,941)	$(249,824)	$(954,287)

Net cash (used in) provided by financing activities	$(24,474)	$(14,449)	$748,899

Net Revenues:
Ameristar St. Charles	$290,675	$289,793	$284,106
Ameristar Kansas City	230,370	239,964	249,716
Ameristar Council Bluffs	156,421	174,778	178,349
Ameristar East Chicago (1)	251,695	282,866	73,605
Ameristar Vicksburg	120,152	133,204	130,498
Ameristar Black Hawk	103,168	79,883	91,050
Jackpot Properties	62,964	67,414	73,199
Consolidated net revenues	$1,215,445	$1,267,902	$1,080,523

Operating Income (Loss):
Ameristar St. Charles	$71,231	$60,436	$63,483
Ameristar Kansas City	61,601	50,414	49,920
Ameristar Council Bluffs	46,887	50,728	49,696
Ameristar East Chicago (1) (2)	(78,077)	(285,871)	5,361
Ameristar Vicksburg	32,902	36,453	40,586
Ameristar Black Hawk	16,003	10,661	17,038
Jackpot Properties	13,338	11,803	13,926
Corporate and other	(60,361)	(66,225)	(67,705)

Consolidated operating income (loss) (2)	$103,524	$(131,601)	$172,305

Operating Income (Loss) Margins:
Ameristar St. Charles	24.5%	20.9%	22.3%
Ameristar Kansas City	26.7%	21.0%	20.0%
Ameristar Council Bluffs	30.0%	29.0%	27.9%
Ameristar East Chicago (1) (2)	(31.0)%	(101.1)%	7.3%
Ameristar Vicksburg	27.4%	27.4%	31.1%
Ameristar Black Hawk	15.5%	13.3%	18.7%
Jackpot Properties	21.2%	17.5%	19.0%
Consolidated operating income (loss) margin (2)	8.5%	(10.4)%	15.9%

(1)	We acquired Ameristar East Chicago on September 18, 2007, and its operating results are included only from the acquisition date.

(2)	For the years ended December 31, 2009 and 2008, operating income (loss) and operating income (loss) margin were adversely impacted by $111.7 million and $314.5 million, respectively, in impairment charges related to Ameristar East Chicago intangible assets.

     The following table presents detail of our net revenues:

	Years ended December 31,
	2009	2008	2007
	(Amounts in Thousands)
Casino Revenues:
Slots	$1,106,575	$1,140,383	$963,137
Table games	148,015	156,423	120,243

Casino revenues	1,254,590	1,296,806	1,083,380

Non-Casino Revenues:
Food and beverage	135,941	156,987	136,471
Rooms	66,411	56,024	30,844
Other	32,692	38,491	30,387

Non-casino revenues	235,044	251,502	197,702

	1,489,634	1,548,308	1,281,082
Less: Promotional Allowances	(274,189)	(280,406)	(200,559)
Total Net Revenues	$1,215,445	$1,267,902	$1,080,523

     Year Ended December 31, 2009 Versus Year Ended December 31, 2008
     Net Revenues
     Consolidated net revenues for the year ended December 31, 2009 decreased $52.5 million, or 4.1%, from 2008. Net revenues declined year-over-year by 11.0% at Ameristar East Chicago, 10.5% at Ameristar Council Bluffs, 9.8% at Ameristar Vicksburg, 6.6% at the Jackpot Properties and 4.0% at Ameristar Kansas City. These declines were partially offset by an increase in revenues at Ameristar Black Hawk. We believe the weak national economic conditions and the increased competition in our East Chicago and Vicksburg markets adversely impacted financial results throughout 2009. Ameristar Black Hawk’s 2009 net revenues increased by $23.3 million, or 29.1%, compared to 2008. The increase is primarily attributable to the opening of the new hotel in September 2009 and the implementation of the beneficial regulatory reform on July 2, 2009. We believe that the regulatory reform in Missouri had a beneficial impact on the net revenues of Ameristar St. Charles and Ameristar Kansas City. However, these benefits only partially offset the decline in revenues from the weak economic conditions in both markets.
     Consolidated casino revenues for 2009 decreased $42.2 million from the prior year. All of our properties, except Ameristar Black Hawk and Ameristar St. Charles, posted casino revenue declines compared to 2008, primarily as a result of the difficult economic conditions and the increased competition indicated above.
     For the year ended December 31, 2009, consolidated promotional allowances decreased $6.2 million (2.2%) from the same 2008 period, which was proportional to the decline in casino revenues in 2009 compared to 2008. For 2009 and 2008, promotional allowances as a percentage of casino revenues were 21.9% and 21.6%, respectively.
     Operating (Loss) Income
     Consolidated operating income for 2009 was $103.5 million, compared to a $131.6 million consolidated operating loss reported in 2008. Operating expenses for 2009 were adversely impacted by $111.7 million in impairment charges for goodwill at Ameristar East Chicago, $3.9 million of hotel pre-opening expenses, $3.8 million in impairment losses relating to discontinued expansion projects and $1.3 million relating to a one-time non-cash adjustment to property taxes at Ameristar Black Hawk. The 2008 consolidated operating income and the related margin were negatively impacted by $314.5 million in impairment charges for intangible assets at Ameristar East Chicago, $9.7 million of costs related to Missouri and Colorado ballot initiative campaigns and $8.0 million of pre-opening and rebranding expenses. Excluding the 2009 and 2008 Ameristar East Chicago impairment charges, 2009 consolidated operating income improved $32.3 million, or 17.7%, when compared to the same period in 2008. This increase is primarily attributable to the operational efficiencies implemented in 2008, the opening of the Ameristar Black Hawk hotel and the favorable regulatory reforms in Missouri and Colorado.

     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Years ended December 31,
	2009	2008
	(Dollars in Thousands)
Interest cost	$115,813	$90,730
Less: Capitalized interest	(8,964)	(14,091)

Interest expense, net	$106,849	$76,639

Cash paid for interest, net of amounts capitalized	$95,066	$66,618

Weighted-average total debt balance outstanding	$1,667,772	$1,637,795

Weighted-average interest rate	6.5%	5.4%

     For the year ended December 31, 2009, consolidated interest expense, net of amounts capitalized, increased $30.2 million (39.4%) from 2008. The increase is due primarily to higher interest rate add-ons resulting from the senior credit facility amendment, increased interest expense from the issuance of the Notes and the incremental interest incurred on the portion of the revolving credit facility that was extended. Additionally, since we opened the Black Hawk hotel on September 29, 2009, we no longer capitalize the interest on the associated debt, which has increased our net interest expense.
     Income Tax Expense
     The income tax benefit was $1.5 million for the year ended December 31, 2009 compared to a benefit of $80.2 million for 2008. For 2009 and 2008, our effective income tax rates were 24.3% and 38.0%, respectively. Excluding the impact of the intangible asset impairments at Ameristar East Chicago in both 2009 and 2008, the effective tax rate for the year ended December 31, 2009 would have been 41.8% compared to 46.2% for 2008. This decrease is mostly attributable to the benefits from the permanent reversal of uncertain tax positions in 2009 and the absence in 2009 of nondeductible lobbying costs incurred in 2008 associated with the Missouri and Colorado ballot initiatives.
     Net Loss
     For the years ended December 31, 2009 and 2008, we reported net losses of $4.7 million and $130.7 million, respectively. The East Chicago impairment charges adversely affected net income in 2009 and 2008 by $66.2 million and $186.2 million, respectively. Diluted loss per share was $0.08 for 2009, compared to diluted loss per share of $2.28 in the prior year. The East Chicago impairment charges adversely affected diluted earnings per share for the years ended December 31, 2009 and 2008 by $1.15 and $3.25, respectively. Increased interest expense in 2009 also negatively impacted diluted earnings per share by $0.34 for the year ended December 31, 2009.

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
     Operating (Loss) Income
     Consolidated operating loss for the 2008 fiscal year was $131.6 million, compared to $172.3 million of consolidated operating income reported in 2007. Operating expenses for 2008 were adversely impacted by $314.5 in impairment charges for intangible assets at Ameristar East Chicago, $9.7 million of costs related to the Missouri and Colorado ballot initiative campaigns and $8.0 million of pre-opening and rebranding expenses. For the year ended December 31, 2007, consolidated operating income and the related margin were negatively impacted by $4.5 million in impairment losses relating to discontinued expansion projects, $2.8 million in St. Charles hotel pre-opening expenses and $2.1 million in costs associated with the acquisition, integration and rebranding of the East Chicago property. On a same-store basis, consolidated operating income declined $12.7 million (7.6%) from 2007 and consolidated operating income margin decreased 0.9 percentage point, from 16.6% in 2007 to 15.7% in 2008. We believe the decline in same-store operating income and the related margin mostly resulted from the impact of the weakening economy on our gaming revenues, the ballot initiative costs, higher promotional spending and an increase in employee severance charges.

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
     Net (Loss) Income
     For the years ended December 31, 2008 and 2007, we reported a net loss of $130.7 million and net income of $69.4 million, respectively. The decrease is primarily due to the $314.5 million East Chicago impairment charges and the declines in same-store revenues and operating margins as discussed above. The impairment charges adversely affected net income by $186.2 million. Diluted loss per share was $2.28 for 2008, compared to earnings per share of $1.19 in the prior year. The impairment charges adversely affected diluted earnings per share by $3.25 for the year ended December 31, 2008.

Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Years ended December 31,
	2009	2008	2007
	(Amounts in Thousands)
Net cash provided by operating activities	$220,182	$239,501	$202,746

Cash flows from investing activities:
Capital expenditures	(136,615)	(241,826)	(277,312)
Net cash paid for Ameristar East Chicago acquisition	—	—	(671,420)
(Decrease) increase in construction contracts payable	(28,375)	5,882	5,582
Proceeds from sale of assets	527	1,222	338
Increase in deposits and other non-current assets	(8,478)	(15,102)	(11,475)

Net cash used in investing activities	(172,941)	(249,824)	(954,287)

Cash flows from financing activities:
Debt borrowings	671,485	86,015	782,000
Principal payments of debt	(644,594)	(83,467)	(19,384)
Cash dividends paid	(24,195)	(18,015)	(23,389)
Proceeds from stock option exercises	2,140	891	17,448
Purchases of treasury stock	(871)	(45)	(9,660)
Excess tax benefit from stock option exercises	910	172	5,587
Debt issuance costs	(29,349)	—	(3,703)

Net cash (used in) provided by financing activities	(24,474)	(14,449)	748,899

Net increase (decrease) in cash and cash equivalents	$22,767	$(24,772)	$(2,642)

     Our business is primarily conducted on a cash basis. Accordingly, operating cash flows tend to follow trends in our operating income. The decrease in operating cash flows from 2008 to 2009 was mostly a result of the changes in several of our working capital assets and liabilities in 2009. The increase in operating cash flows from 2007 to 2008 was mostly attributable to Ameristar East Chicago, which we owned for a full year in 2008, compared to only 105 days during 2007.
     For each of the years ended December 31, 2009, 2008 and 2007, capital expenditures were primarily related to our hotel project at Ameristar Black Hawk, our expansion at Ameristar St. Charles, our expansion at Ameristar Vicksburg and the acquisition of slot machines.

     The following table summarizes our capital spending activity for the years ended December 31, 2009, 2008 and 2007 and our construction in progress as of December 31, 2009:

				Construction in
	Year Ended	Year Ended	Year Ended	Progress at
	December 31,	December 31,	December 31,	December 31,
Capital Expenditures by Project	2009	2008	2007	2009
	(Amounts in Thousands)
Black Hawk expansion	$74,711	$102,538	$29,061	$255
St. Charles expansion	894	26,720	138,413	—
Vicksburg expansion	97	40,618	20,727	—
Other construction projects	9,877	29,165	29,705	18,168

Total construction projects	85,579	199,041	217,906	18,423

Other fixed asset purchases	51,036	42,785	59,406

Total capital expenditures	$136,615	$241,826	$277,312

     We completed construction of the luxury hotel and spa at Ameristar Black Hawk, which opened in September 2009. Capital expenditures relating to the hotel project totaled $74.7 million in 2009. The total cost of the project was approximately $230.0 million.
     At Ameristar St. Charles, we completed construction of the 397-room, all-suite hotel with an indoor/outdoor pool and a 7,000 square-foot, full-service spa at the end of the second quarter of 2008.
     We completed the $100 million expansion and the new 1,000-space parking garage at our Vicksburg property in May 2008. Since the opening of the garage and casino expansion, a new VIP lounge was completed in July 2008 and two additional restaurants opened in September 2008.
     A renovation of the Cactus Petes hotel was completed in May 2008 at a cost of approximately $16 million.
     For the years ended December 31, 2009, 2008 and 2007, cash flows used in, or provided by, financing activities were impacted by debt borrowings, principal payments on long-term debt, dividend payments, proceeds from employee stock option exercises and purchases of treasury stock.
     In 2009, our Board of Directors declared four quarterly cash dividends of $0.105 per share on our Common Stock. In 2008, our Board of Directors declared three quarterly cash dividends of $0.105 per share on our Common Stock. During the year ended December 31, 2007, we paid four quarterly cash dividends in the amount of $0.1025 per share.
     During the year ended December 31, 2007, we repurchased 0.4 million shares of Common Stock at a cost of $9.7 million.
Liquidity
     On March 13, 2009, we amended our senior credit facility to increase the maximum permitted leverage and senior leverage ratios (each as defined in the senior credit facility). Increases of 0.25:1 to 0.50:1 were made to the maximum permitted leverage ratio for each of our fiscal quarters ending on and after September 30, 2009, and increases of 0.50:1 to 1.25:1 were made to the maximum permitted senior leverage ratio for each of our fiscal quarters ending on and after March 31, 2009. Additionally, the amendment increased the interest rate margin, or “add-on,” for all revolving and term loan borrowings under the senior credit facility by 125 basis points; reduced permitted annual dividends from $40.0 million to $30.0 million beginning with the year ending December 31, 2009, with any unused portion of such amount permitted to be carried over to future years; increased the aggregate limit on capital expenditures by $100.0 million; and decreased the permitted amount of cumulative stock repurchases, in addition to any amount available under the dividend basket, from $125.0 million to $50.0 million. The amendment also eliminated the $500.0 million limit on the future issuance of subordinated debt and permits us to issue an unlimited amount of senior unsecured debt.
     On May 27, 2009, we used the net proceeds from the sale of the senior unsecured Notes (approximately $620.0 million, after deducting discounts and expenses) to repay a portion of the revolving loan indebtedness outstanding under our senior credit facility. Simultaneously, we terminated $650.0 million of revolving loan commitments under the senior credit facility that mature in November 2010. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1 of each year, with the initial interest payment having been made on December 1, 2009.
     On November 17, 2009, we completed an extension of the maturity of $600.0 million, or 80%, of our senior revolving credit facility commitments (under which $524.0 million of loans were outstanding at December 31, 2009) to August 10, 2012. Under the remaining $150.0 million of revolving credit facility commitments, $131.0 million of loans were outstanding at December 31, 2009. The outstanding balance of the non-extended loans is expected to be repaid by the maturity date of November 10, 2010 with cash from operations and availability under the extended portion of the revolving credit facility. As a result of entering into the extension, we paid one-time fees totaling approximately $6.7 million and are required to pay a higher interest rate margin for the extended portion of the revolving loans. The interest rate margin for the extending revolving loans ranges from 0.125 percentage point to 0.50 percentage point higher than the applicable margin for the non-extending revolving loans, depending on our leverage ratio as defined in our senior credit facility. Based on our leverage ratio as of December 31, 2009 of 4.87:1, the applicable margin for the extending revolving loans is 0.375 percentage point higher than that for the non-extending revolving loans. The applicable commitment commission percentage for the extending revolving loan commitments is 0.125 percentage point higher than that for the non-extending revolving loan commitments.
     All mandatory principal repayments on the senior credit facility debt have been made through December 31, 2009. As of December 31, 2009, the amount of the revolving loan facility available for borrowing was $90.7 million, after giving effect to $4.3 million of outstanding letters of credit.
     In connection with the senior credit facility amendment, the issuance of the Notes and the revolving credit facility commitment extension, we paid one-time fees and expenses totaling approximately $29.3 million during the year ended December 31, 2009, most of which was capitalized and will be amortized over the respective remaining terms of the Notes and the senior credit facility. During the year ended December 31, 2009, deferred debt issuance costs totaling approximately $5.4 million were expensed as a result of the early retirement of a portion of the outstanding revolving loan facility.
     As a result of senior credit facility amendment, the issuance of the Notes, the revolving credit facility commitment extension and the anticipated decrease in capitalized interest, we expect a significant increase in net interest expense compared to prior years.
     In addition to the availability under the senior credit facility, we had $96.5 million of cash and cash equivalents at December 31, 2009, approximately $60.0 million of which are required for daily operations.
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

	Payments Due by Period (in Thousands)
Contractual Obligations:	2010	2011-2012	2013-2014	After 2014	Total

Long-term debt instruments	$135,389	$899,437	$655,028	$53	$1,689,907
Estimated interest payments on long-term debt (1)	113,656	206,646	87,695	25	408,022
Operating leases	5,406	6,469	3,112	130	15,117
Material construction contracts	26,187	13,870	—	—	40,057

Total	$280,638	$1,126,422	$745,835	$208	$2,153,103

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding after giving effect to projected debt principal payments and forecasted LIBOR rates for our senior credit facility.
     As further discussed in “Note 4 — Federal and state income taxes” of Notes to Consolidated Financial Statements, we adopted the provisions of Accounting Standards Codification (“ASC”) 740. We had $5.1 million of unrecognized tax benefits as of December 31, 2009. Due to the inherent uncertainty of the underlying tax positions, it is not possible to assign the liability as of December 31, 2009 to any particular years in the table.
     As noted above, a significant operating use of cash in 2010 is interest payments. Our cash interest payments, excluding capitalized interest, were $104.0 million, $80.7 million and $72.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash interest payments will likely increase in 2010 as a result of the issuance of the Notes, the higher interest rate add-ons following the amendment of our senior credit facility, the revolving loan facility extension and a possible rise in future interest rates. For more information, see “Note 5 — Long-term debt” of Notes to Consolidated Financial Statements.
     We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.
     In December 2000, we assumed several agreements with the Missouri 210 Highway Transportation Development District (“Development District”) that had been entered into in order to assist the Development District in the financing of a highway improvement project in the area around the Ameristar Kansas City property prior to our purchase of that property. In order to pay for the highway improvement project, the Development District issued revenue bonds totaling $9.0 million in principal amount with scheduled maturities from 2006 through 2011. We have obtained an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $2.6 million as of December 31, 2009 and may be subsequently reduced as principal and interest mature under the revenue bonds. Additionally, we are obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through December 31, 2009, we had paid $1.6 million in shortfalls and other costs. As required by the agreements, we anticipate that we will be reimbursed by the Development District for these shortfall payments from future available cash flow, as defined, and have recorded a corresponding receivable as of December 31, 2009.
     At December 31, 2009, we had outstanding letters of credit in the amount of $4.3 million, which reduced the amount available to borrow under our revolving loan facility. We do not have any other guarantees, contingent commitments or other material liabilities that are not reflected on our consolidated balance sheets. For more information, see “Note 5 — Long-term debt” of Notes to Consolidated Financial Statements.
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
Property and Equipment
     We have significant capital invested in our property and equipment, which represents approximately 81% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.
Goodwill and Other Intangible Assets
     At December 31, 2009, after recording the impairment charge at Ameristar East Chicago described below, we had approximately $94.8 million in goodwill and $47.5 million in other intangible assets on our consolidated balance sheet resulting from the acquisition of Ameristar East Chicago in September 2007 and our two Missouri properties in December 2000. As required under ASC 350, we perform an annual assessment of our goodwill and other indefinite-lived intangible assets to determine if the carrying value exceeded the fair value. Additionally, ASC 350 requires an immediate impairment assessment if a change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
     We perform impairment reviews under a two-step method. Under the first step, we are required to estimate the fair value of reporting units to determine if any implied impairment exists. We utilize both the market approach and the income approach present value techniques in the determination of fair value. Under the market approach, the value of invested capital is derived through industry multiples and other assumptions.

The income approach requires fair value to be measured through the present value of future cash flows expected to be generated by the reporting unit. Taking into account both the income and market approach fair value estimates, during our annual fourth quarter review in 2009, we determined that the carrying value of Ameristar East Chicago exceeded the fair value and we were required to perform the second step of the impairment test.
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
     The goodwill of our Missouri properties was also tested for impairment. The assessment did not result in any impairment charges for these assets.
Guest Rewards Programs
     Our guest rewards programs allow guests to earn certain point-based cash rewards or complimentary goods and services based on the volume of the guests’ gaming activity. Guests can accumulate reward points over time that they may redeem at their discretion under the terms of the programs. The reward credit balance is forfeited if a guest does not earn any reward credits over any subsequent 12-month period. As a result of the ability of the guest to bank the reward points, we accrue the expense of reward points, after giving effect to estimated forfeitures, as they are earned. The accruals are based on historical data, estimates and assumptions regarding the mix of rewards that will be redeemed and the costs of providing those rewards. The retail value of the point-based cash rewards or complimentary goods and services is netted against revenue as a promotional allowance. At December 31, 2009 and 2008, the outstanding guest reward point liability was $11.4 million and $7.5 million, respectively.
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
Self-Insurance Reserves
     We are self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2009 and 2008, our estimated liabilities for unpaid and incurred but not reported claims totaled $11.1 million and $12.3 million, respectively. We consider historical loss experience and certain unusual claims in estimating these liabilities. We believe the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities. In 2003, we entered into a trust participation agreement with an insurance provider. Pursuant to the terms of the trust participation agreement, we deposited $6.4 million into the trust account as collateral for our obligation to reimburse the insurance provider for the self-retained portion of our workers’ compensation claims.
Accounting for Share-Based Compensation
     All share-based payments to employees are recognized in the financial statements based on their fair values on the grant date. We recognize those costs in the financial statements over the vesting period during which the employee provides services in exchange for the award. These fair values are calculated by using the Black-Scholes-Merton pricing formula, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the equity grant. We are required to include an estimate of the number of awards that will be forfeited and update that number based on actual forfeitures.

     For the years ended December 31, 2009, 2008 and 2007, we recorded stock-based compensation expense of $12.9 million, $10.6 million and $12.0 million, respectively, as a component of selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2009, there was approximately $28.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.
Income Taxes
     Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where we operate. We assess potentially unfavorable outcomes of such examinations based on the criteria of ASC 740, which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance utilizes a two-step approach for evaluating tax positions. Recognition (Step I) occurs when we conclude that a tax position, based on its technical merits, is more likely than not (i.e., the likelihood of occurrence is greater than 50%) to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement.
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
Litigation, Claims and Assessments
     We utilize estimates for litigation, claims and assessments related to our business and tax matters. These estimates are in accordance with accounting standards regarding contingencies and are based upon our knowledge and experience about past and current events, as well as upon reasonable assumptions about future events. Actual results could differ from these estimates.
Recent Accounting Pronouncements
     ASC 105, Generally Accepted Accounting Principles
     Effective for interim and annual periods ending after September 15, 2009, the Codification is the single source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by non-governmental entities in the preparation of financial statements. All previous GAAP standards issued by a standard setter are superseded. We adopted ASC 105 in the third quarter of 2009. The adoption of this Topic did not have a material impact on our consolidated financial statements.
     ASC 820, Fair Value Measurements and Disclosures
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820). This Topic clarifies the methodology to be used to determine fair value when there is no active market. We adopted the Standard for the third quarter of 2009, as required. The adoption of this Topic did not have a material impact on our consolidated financial statements.
     ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.
     In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. This Standard is effective for reporting periods beginning after December 15, 2009. We will adopt the Standard for the first quarter of 2010. The adoption of this Topic will not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facility. Outstanding amounts borrowed under our senior credit facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of December 31, 2009, we had $1.04 billion outstanding under our senior credit facility, bearing interest at variable rates indexed to three-month LIBOR. Since substantially all of this debt is hedged pursuant to interest rate swap agreements (as described in further detail below) and our other debt consists of the Notes that bear interest at a fixed rate, a hypothetical 1% interest rate increase would have no impact on our pre-tax earnings.
     We currently have two interest rate swap agreements, both of which terminate on July 19, 2010. (See “Note 6 — Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for more discussion of the interest rate swaps.) These swaps effectively fix three-month LIBOR on a $1.025 billion notional amount at a weighted-average rate of 3.09%. At December 31, 2009, three-month LIBOR was approximately 0.25%. Therefore, the expiration of these swaps (assuming three-month LIBOR remains constant at its December 31, 2009 level) would result in an annual decrease in interest expense and an increase in pre-tax earnings of $29.1 million.
     Assuming we choose not to replace any portion of these swaps upon their expiration on July 19, 2010, we would be exposed to interest rate risk such that an increase, after such date, in LIBOR of 0.5%, 1.0% and 1.5% would result in an increase to annualized interest expense under our senior credit facility (and a decrease to pre-tax earnings) of approximately $5.2 million, $10.4 million and $15.6 million, respectively. However, the net effect of the expiration of the swaps by their terms at such date, together with an increase in LIBOR of 0.5%, 1.0% and 1.5% from its December 31, 2009 level immediately after the expiration of the swaps, would be an annual decrease to interest expense (and increase to pre-tax earnings) of $23.9 million, $18.7 million and $13.5 million, respectively.
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
Item 8. Financial Statements and Supplementary Data
     The Reports of Independent Registered Public Accounting Firm appear at pages F-2 through F-4 hereof, and our Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages F-5 through F-33 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
     (c) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the fourth fiscal quarter of 2009.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item will be set forth under the captions “Proposal No. 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission in April 2010 and is incorporated herein by this reference.
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
Item 14. Principal Accountant Fees and Services
     The information required by this Item will be set forth under the caption “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by this reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
     The following are filed as part of this Report:
     (a) 1. Financial Statements
Management’s Annual Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

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

Exhibit
Number	Description of Exhibit	Method of Filing
2.1	Purchase Agreement, dated as of April 3, 2007, by and between Resorts International Holdings, LLC (“RIH”) (now known as “Ameristar Casino East Chicago, LLC”) and ACI (exhibits and schedules omitted)	Incorporated by reference to Exhibit 2.1 to ACI’s Current Report on Form 8-K filed on April 9, 2007.

2.2	Amendment No. 1 to Purchase Agreement, dated as of September 17, 2007, by and among RIH, ACI and Ameristar East Chicago Holdings, LLC	Incorporated by reference to Exhibit 2.2 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”).

3(i)(a)	Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by ACI under the Securities Act of 1933, as amended (File No. 33-68936) (the “Form S-1”).

3(i)(b)	Certificate of Amendment to Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3(i)(c)	Certificate of Change Pursuant to NRS 78.209	Incorporated by reference to Exhibit 3(i).1 to ACI’s Current Report on Form 8-K filed on June 8, 2005.

3(ii)	Amended and Restated Bylaws of ACI, effective May 31, 2008	Incorporated by reference to Exhibit 3.1 to ACI’s Current Report on Form 8-K filed on June 2, 2008 (the “June 2008 8-K”).

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to ACI’s amended Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “2008 10-K”).

Exhibit
Number	Description of Exhibit	Method of Filing
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
Incorporated by reference to Exhibit 4.2 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).

4.3	First Amendment to Credit Agreement, dated as of August 21, 2006, among ACI, the various Lenders party to the Credit Agreement and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on August 24, 2006.

4.4	Second Amendment to Credit Agreement, dated as of August 31, 2007, among ACI, the various Lenders party thereto and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on September 11, 2007.

4.5	Incremental Commitment Agreement, dated September 18, 2007, among ACI, the various Lenders party thereto and DBTCA	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on September 21, 2007.

4.6	Third Amendment to Credit Agreement, dated as of March 13, 2009, among ACI, the various Lenders party thereto and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on March 16, 2009.

4.7	Indenture, dated as of May 27, 2009, among ACI, the Guarantors named therein and DBTCA, as trustee	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on May 29, 2009.

4.8	First Supplemental Indenture, dated as of December 7, 2009, among ACI, the Guarantors party thereto, DBTCA and Wilmington Trust FSB, as successor trustee	Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed by ACI and certain of its subsidiaries under the Securities Act of 1933, as amended (File No. 333-163578).

4.9	Extending Revolving Loan Commitment Agreement, dated November 17, 2009, among ACI, the various lenders party thereto and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on November 19, 2009.

*10.1 (a)	Employment Agreement dated November 15, 1993 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit
Number		Description of Exhibit	Method of Filing
*10.1	(b)	Amendment No. 1 to Employment Agreement dated as of October 5, 2001 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “September 2001 10-Q”).

*10.1	(c)	Amendment No. 2 to Employment Agreement dated as of August 15, 2002 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”).

*10.1	(d)	Amendment No. 3 to Employment Agreement dated as of November 7, 2008 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(d) to the 2008 10-K.

*10.1	(e)	Amended and Restated Executive Employment Agreement dated as of March 11, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.1(c) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).

*10.1	(f)	Amendment to Amended and Restated Executive Employment Agreement dated as of August 16, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.3 to the September 2002 10-Q.

*10.1	(g)	Amendment Number 2 to Amended and Restated Executive Employment Agreement dated as of May 31, 2008 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.2 to the June 2008 8-K.

*10.1	(h)	Executive Employment Agreement dated as of March 13, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.1(d) to the 2001 10-K.

*10.1	(i)	Amendment to Executive Employment Agreement dated as of August 16, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the September 2002 10-Q.

*10.1	(j)	Amendment Number 2 to Executive Employment Agreement dated as of May 31, 2008 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the June 2008 8-K.

*10.1	(k)	Executive Employment Agreement dated as of May 31, 2008 between ACI and Ray H. Neilsen	Incorporated by reference to Exhibit 10.1 to the June 2008 8-K.

*10.1	(l)	Executive Employment Agreement dated as of May 31, 2008 between ACI and Larry A. Hodges	Incorporated by reference to Exhibit 10.3 to the June 2008 8-K.

*10.2		Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan, effective as of December 15, 2007	Incorporated by reference to Exhibit 10.3 to the 2007 10-K.

*10.3		Form of Non-Qualified Stock Option Agreement under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to the 2008 10-K.

Exhibit
Number	Description of Exhibit	Method of Filing
*10.4	Ameristar Casinos, Inc. 2002 Non-Employee Directors’ Stock Election Plan	Incorporated by reference to Appendix A to the definitive Proxy Statement filed by ACI under cover of Schedule 14A on April 30, 2002.

*10.5	Form of Indemnification Agreement between ACI and each of its directors and executive officers and its Chief Accounting Officer	Incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Form S-1.

*10.6	Form of Restricted Stock Unit Agreement under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 to the 2007 10-K.

10.7	Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement dated as of November 18, 2004 between Iowa West Racing Association and ACCBI (the “Iowa West Agreement”)	Incorporated by reference to Exhibit 10.9 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.8	Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc.	Incorporated by reference to Exhibits 10.12 and 99.1 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1996.

*10.9	Ameristar Casinos, Inc. Amended and Restated Deferred Compensation Plan, effective as of January 1, 2008	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 10-Q (the “September 2007 10-Q”).

*10.10	Master Trust Agreement for Ameristar Casinos, Inc. Deferred Compensation Plan, dated as of April 1, 2001, between ACI and Wilmington Trust Company	Incorporated by reference to Exhibit 10.15 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10.11	Ameristar Casinos, Inc. Performance-Based Annual Bonus Plan	Incorporated by reference to Appendix D to ACI’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, filed under cover of Schedule 14A on April 30, 2007.

*10.12	Separation Agreement and General and Special Release dated as of May 31, 2008 between ACI and John M. Boushy	Incorporated by reference to Exhibit 10.5 to the June 2008 8-K.

Exhibit
Number	Description of Exhibit	Method of Filing

10.13	Redevelopment Project Lease, dated as of October 19, 1995, between the City of East Chicago, Indiana (the “City”) and Showboat Marina Partnership (“SMP”), as subsequently amended and assigned by Lease Assignment and Assumption Agreement, dated as of March 28, 1996, between SMP and Showboat Marina Casino Partnership (“SMCP”); Acknowledgement of Commencement Date of Redevelopment Project Lease and Notice of Election to Take Possession of Leased Premises, dated as of March 28, 1996, between the City and SMCP; First Amendment to Redevelopment Project Lease, dated as of March 28, 1996, between the City and SMCP; Second Amendment to Redevelopment Project Lease, dated as of January 20, 1999, between the City and SMCP; Assignment and Assumption of Lease, dated as of April 26, 2005, between SMCP and RIH; Assignment and Assumption of Lease, dated as of October 25, 2006, between RIH and RIH Propco IN, LLC; and Memorandum of Merger of Leasehold Interests, dated as of September 18, 2007, between RIH and the City	Incorporated by reference to Exhibit 10.3 to the September 2007 10-Q.

10.14	Documents comprising the local development agreement between the City and RIH, consisting of: letter agreement dated April 8, 1994 between SMP and Robert A. Pastrick, Mayor of the City of East Chicago, Indiana (the “Mayor”); letter dated April 18, 1995 from SMP to the Mayor; Side Agreement:	Incorporated by reference to Exhibit 10.4 to the September 2007 10-Q.
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

*10.15	Form of Performance Share Unit Agreement, dated December 15, 2007, under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.16 to the 2007 10-K.

*10.16	Ameristar Casinos, Inc. Change in Control Severance Plan, effective December 4, 2007	Incorporated by reference to Exhibit 10.17 to the 2007 10-K.

Exhibit
Number	Description of Exhibit	Method of Filing

*10.17	Ameristar Casinos, Inc. Change in Control Severance Plan for Director-Level Employees, effective December 4, 2007	Incorporated by reference to Exhibit 10.18 to the 2007 10-K.

*10.18	Ameristar Casinos, Inc. 2009 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on June 4, 2009.

*10.19	Form of Non-Qualified Stock Option Agreement under Ameristar Casinos, Inc. 2009 Stock Incentive Plan	Filed electronically herewith.

*10.20	Form of Restricted Stock Unit Agreement under Ameristar Casinos, Inc. 2009 Stock Incentive Plan	Filed electronically herewith.

10.21	Amendment to the Iowa West Agreement, dated February 16, 2010, between Iowa West Racing Association and ACCBI	Filed electronically herewith.

*10.22	Restricted Stock Unit Agreement, dated January 29, 2010, between ACI and Gordon R. Kanofsky	Filed electronically herewith.

21	Subsidiaries of ACI	Incorporated by reference to Exhibit 21 to the 2008 10-K.

23	Consent of Independent Registered Public Accounting Firm	Filed electronically herewith.

31.1	Certification of Gordon R. Kanofsky, Chief Executive Officer and Vice Chairman of the Board, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

99	Agreement of ACI, dated as of March 15, 2006, to furnish the Securities and Exchange Commission certain instruments defining the rights of holders of certain long-term debt	Incorporated by reference to Exhibit 99.1 to the 2005 10-K.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISTAR CASINOS, INC. (Registrant)
March 16, 2010	By:	/s/ Gordon R. Kanofsky
Gordon R. Kanofsky
Chief Executive Officer and Vice Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date
/s/ Gordon R. Kanofsky	Gordon R. Kanofsky, Chief Executive Officer and Vice Chairman of the Board and Director (principal executive officer)	March 16, 2010

/s/ Thomas M. Steinbauer	Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer, Treasurer and Director (principal financial officer)	March 16, 2010

/s/ Heather A. Rollo	Heather A. Rollo, Chief Accounting Officer (principal accounting officer)	March 16, 2010

/s/ Ray H. Neilsen	Ray H. Neilsen, Chairman of the Board and Director	March 16, 2010

/s/ Larry A. Hodges	Larry A. Hodges, President, Chief Operating Officer and Director	March 16, 2010

/s/ Carl Brooks	Carl Brooks, Director	March 16, 2010

/s/ Luther P. Cochrane	Luther P. Cochrane, Director	March 16, 2010

/s/ Leslie Nathanson Juris	Leslie Nathanson Juris, Director	March 16, 2010

/s/ J. William Richardson	J. William Richardson, Director	March 16, 2010

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears on pages F-2 and F-3.
Ameristar Casinos, Inc.
Las Vegas, Nevada
March 16, 2010

/s/ Gordon R. Kanofsky	/s/ Thomas M. Steinbauer

Gordon R. Kanofsky	Thomas M. Steinbauer
Chief Executive Officer and Vice Chairman	Senior Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ameristar Casinos, Inc.:
We have audited Ameristar Casinos, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of the Company and our report dated March 16, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Las Vegas, Nevada
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ameristar Casinos, Inc.:
We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Las Vegas, Nevada
March 16, 2010

AMERISTAR CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$96,493	$73,726
Restricted cash	6,425	6,425
Accounts receivable, net	8,048	12,635
Income tax refunds receivable	17,404	—
Inventories	7,735	7,926
Prepaid expenses	13,212	8,029
Deferred income taxes	13,825	10,473

Total current assets	163,142	119,214

Property and Equipment, at cost:
Buildings and improvements	1,890,639	1,657,835
Furniture, fixtures and equipment	546,565	510,843

	2,437,204	2,168,678
Less: accumulated depreciation and amortization	(741,328)	(655,422)

	1,695,876	1,513,256

Land	83,401	83,183
Construction in progress	18,423	176,518

Total property and equipment, net	1,797,700	1,772,957

Goodwill	94,821	207,725
Other intangible assets	47,546	47,445
Deferred income taxes	20,978	16,219
Deposits and other assets	90,441	61,678

TOTAL ASSETS	$2,214,628	$2,225,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,294	$27,520
Construction contracts payable	8,746	37,121
Income taxes payable	—	3,563
Accrued liabilities	147,411	116,313
Current maturities of long-term debt	135,389	4,503

Total current liabilities	321,840	189,020

Long-term debt, net of current maturities	1,541,739	1,643,997
Deferred compensation and other long-term liabilities	15,056	53,441
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized - 30,000,000 shares; Issued — none	—	—
Common stock, $.01 par value: Authorized - 120,000,000 shares; Issued — 58,573,843 and 58,093,041 shares; Outstanding — 57,730,296 and 57,300,719 shares	586	581
Additional paid-in capital	262,582	246,662
Accumulated other comprehensive loss	(16,274)	(27,295)
Treasury stock, at cost (843,547 and 792,322 shares)	(18,590)	(17,719)
Retained earnings	107,689	136,551

Total stockholders’ equity	335,993	338,780

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,214,628	$2,225,238

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

	Years ended December 31,
	2009	2008	2007
Revenues:
Casino	$1,254,590	$1,296,806	$1,083,380
Food and beverage	135,941	156,987	136,471
Rooms	66,411	56,024	30,844
Other	32,692	38,491	30,387

	1,489,634	1,548,308	1,281,082
Less: Promotional allowances	(274,189)	(280,406)	(200,559)

Net revenues	1,215,445	1,267,902	1,080,523

Operating Expenses:
Casino	556,684	604,747	478,504
Food and beverage	65,633	74,650	70,439
Rooms	10,466	11,221	9,341
Other	14,240	21,154	19,157
Selling, general and administrative	241,853	265,622	229,801
Depreciation and amortization	107,005	105,895	94,810
Impairment of goodwill	111,700	130,300	—
Impairment of other intangible assets	—	184,200	—
Impairment of fixed assets	3,929	1,031	4,758
Net loss on disposition of assets	411	683	1,408

Total operating expenses	1,111,921	1,399,503	908,218

Income (loss) from operations	103,524	(131,601)	172,305

Other Income (Expense):
Interest income	515	774	2,113
Interest expense, net of capitalized interest	(106,849)	(76,639)	(57,742)
Loss on early retirement of debt	(5,365)	—	—
Other	2,006	(3,404)	(178)

(Loss) Income Before Income Tax (Benefit) Provision	(6,169)	(210,870)	116,498
Income tax (benefit) provision	(1,502)	(80,198)	47,065

Net (Loss) Income	$(4,667)	$(130,672)	$69,433

(Loss) Earnings Per Share:
Basic	$(0.08)	$(2.28)	$1.22

Diluted	$(0.08)	$(2.28)	$1.19

Cash Dividends Declared Per Share	$0.42	$0.32	$0.41

Weighted-Average Shares Outstanding:
Basic	57,543	57,191	57,052

Diluted	57,543	57,191	58,322

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)

				Accumulated
	Capital Stock		Additional	Other
	Number		Paid-In	Comprehensive
	of Shares	Amount	Capital	Loss	Treasury Stock	Retained Earnings	Total

Balance, December 31, 2006	56,525	$569	$199,951	$—	$(8,014)	$241,658	$434,164
Net income	—	—	—	—	—	69,433	69,433
Exercise of stock options and issuance of restricted shares	1,010	10	17,452	—	—	—	17,462
Tax benefit of stock option exercises	—	—	5,587	—	—	—	5,587
Cumulative effect of change in accounting principle — adoption of ASC 740	—	—	—	—	—	(2,464)	(2,464)
Dividends	—	—	—	—	—	(23,389)	(23,389)
Stock-based compensation expense	—	—	11,993	—	—	—	11,993
Common stock repurchases	(376)	—	—	—	(9,660)	—	(9,660)

Balance, December 31, 2007	57,159	579	234,983	—	(17,674)	285,238	503,126
Net loss	—	—	—	—	—	(130,672)	(130,672)
Change in fair value of interest rate swap agreements	—	—	—	(27,295)	—	—	(27,295)

Total comprehensive loss							(157,967)

Exercise of stock options and issuance of restricted shares	147	2	889	—	—	—	891
Tax benefit of stock option exercises	—	—	172	—	—	—	172
Dividends	—	—	—	—	—	(18,015)	(18,015)
Stock-based compensation expense	—	—	10,618	—	—	—	10,618
Restricted shares remitted for tax withholding	(5)	—	—	—	(45)	—	(45)

Balance, December 31, 2008	57,301	581	246,662	(27,295)	(17,719)	136,551	338,780
Net loss	—	—	—	—	—	(4,667)	(4,667)
Change in fair value of interest rate swap agreements	—	—	—	11,021	—	—	11,021

Total comprehensive income							6,354

Exercise of stock options and issuance of restricted shares	480	5	2,135	—	—	—	2,140
Tax benefit of stock option exercises	—	—	910	—	—	—	910
Dividends	—	—	—	—	—	(24,195)	(24,195)
Stock-based compensation expense	—	—	12,875	—	—	—	12,875
Restricted shares remitted for tax withholding	(51)	—	—	—	(871)	—	(871)

Balance, December 31, 2009	57,730	$586	$262,582	$(16,274)	$(18,590)	$107,689	$335,993

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(4,667)	$(130,672)	$69,433
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	107,005	105,895	94,810
Amortization of debt issuance costs and debt discounts	7,876	1,922	1,503
Stock-based compensation expense	12,875	10,618	11,993
Loss on early retirement of debt	5,365	—	—
Net change in deferred compensation liability	(1,795)	(2,730)	(773)
Impairment loss on goodwill	111,700	130,300	—
Impairment loss on other intangible assets	—	184,200	—
Impairment loss on fixed assets	3,929	1,031	4,758
Net loss on disposition of assets	411	683	1,408
Net change in deferred income taxes	(18,846)	(106,928)	13,618
Excess tax benefit from stock option exercises	(910)	(172)	(5,587)
Net change in fair value of swap agreements	(523)	(492)	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,587	(4,523)	3,638
Income tax refunds receivable	(17,404)	13,539	(11,375)
Inventories	191	(497)	54
Prepaid expenses	(5,183)	4,472	398
Accounts payable	2,774	6,511	5,633
Income taxes payable	(2,653)	3,735	—
Accrued liabilities	15,450	22,609	13,235

Net cash provided by operating activities	220,182	239,501	202,746

Cash Flows from Investing Activities:
Capital expenditures	(136,615)	(241,826)	(277,312)
Net cash paid for acquisition of Ameristar East Chicago	—	—	(671,420)
(Decrease) increase in construction contracts payable	(28,375)	5,882	5,582
Proceeds from sale of assets	527	1,222	338
Increase in deposits and other non-current assets	(8,478)	(15,102)	(11,475)

Net cash used in investing activities	(172,941)	(249,824)	(954,287)

Cash Flows from Financing Activities:
Debt borrowings	671,485	86,015	782,000
Principal payments of debt	(644,594)	(83,467)	(19,384)
Cash dividends paid	(24,195)	(18,015)	(23,389)
Proceeds from stock option exercises	2,140	891	17,448
Purchases of treasury stock	(871)	(45)	(9,660)
Excess tax benefit from stock option exercises	910	172	5,587
Debt issuance costs	(29,349)	—	(3,703)

Net cash (used in) provided by financing activities	(24,474)	(14,449)	748,899

Net Increase (Decrease) in Cash and Cash Equivalents	22,767	(24,772)	(2,642)
Cash and Cash Equivalents – Beginning of Year	73,726	98,498	101,140

Cash and Cash Equivalents – End of Year	$96,493	$73,726	$98,498

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in Thousands)

	Years ended December 31,
	2009	2008	2007
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$95,066	$66,618	$52,313

Cash paid for federal and state income taxes (net of refunds received)	$36,958	$10,840	$45,572

Non-cash Investing and Financing Activities:
Acquisition of Ameristar East Chicago
Fair value of non-cash assets acquired	$—	$—	$681,820
Less net cash paid	—	—	(671,420)

Liabilities assumed	$—	$—	$10,400

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
     The Company acquired Ameristar East Chicago on September 18, 2007. Accordingly, the consolidated financial statements reflect the East Chicago property’s operating results only from the acquisition date.
     The Company has evaluated certain events and transactions occurring after December 31, 2009 and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements for the year ended December 31, 2009.
Note 2 — Summary of significant accounting policies
Reclassifications
     Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current period’s presentation. These reclassifications had no effect on the previously reported net income (loss).
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
Restricted cash
     On September 2, 2003, the Company entered into a trust participation agreement with an insurance provider. Pursuant to the terms of the trust participation agreement, the Company deposited $6.4 million into the trust account as collateral for the Company’s obligation to reimburse the insurance provider for the Company’s workers’ compensation claims. The Company is permitted to invest the trust funds in certain investment vehicles with stated maturity dates not to exceed six months. Any interest or other earnings are disbursed to the Company. The Company utilized Level 1 inputs as described in “Note 7 – Fair value measurements” to determine fair value.

Accounts receivable
     Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. The increase in the allowance for doubtful accounts is recorded in the financial statements as an operating expense. Management believes that as of December 31, 2009, no significant concentrations of credit risk existed for which an allowance had not already been recorded.
     At December 31, 2009 and 2008, total accounts receivable were $10.7 million and $15.0 million, respectively. Gaming receivables were $6.7 million and $7.4 million at December 31, 2009 and 2008, respectively, and are included in the Company’s accounts receivable balance. As of December 31, 2009 and 2008, an allowance of $2.6 million and $2.4 million, respectively, has been applied to reduce total accounts receivable to amounts anticipated to be collected.
Inventories
     Inventories primarily consist of food and beverage items, gift shop and general store retail merchandise, engineering and slot supplies, uniforms, linens, china and other general supplies. Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted average basis.
Capitalization and depreciation
     Property and equipment are recorded at cost, including capitalized interest cost associated with major development and construction projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. Interest of $9.0 million, $14.1 million and $19.9 million was capitalized for the years ended December 31, 2009, 2008 and 2007, respectively.
     Betterments, renewals and repairs that either materially add to the value of an asset or appreciably extend its useful life are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. Costs of major renovation projects are capitalized in accordance with existing policies.
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
     Gains or losses on dispositions of property and equipment are included in the consolidated statements of operations.
Impairment of long-lived assets
     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company reviews long-lived assets for such events or changes in circumstances at each balance sheet date. If a long-lived asset is to be held and used, the Company assesses recoverability based on the future undiscounted cash flows of the related asset over the remaining life compared to the asset’s book value. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If an impairment exists, the asset is adjusted to fair value based on quoted market prices or another valuation technique, such as discounted cash flow analysis. If a long-lived asset is to be sold, the asset is reported at the lower of carrying amount or fair value less cost to sell, with fair value measured as discussed above.
     In 2009, 2008 and 2007, the Company recorded impairment charges of $3.8 million, $0.6 million and $4.5 million, respectively, related to previously capitalized design costs on discontinued expansion projects.
Goodwill and other intangible assets
     Goodwill represents the excess of the purchase price over fair market value of net assets acquired in business combinations. Other intangible assets represent gaming licenses, trade names and player lists. Intangible assets are reviewed for impairment at least annually and more frequently if events or circumstances indicate a possible impairment. The Company performs an annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year.
     The Company performs an impairment review under a two-step method. Under the first step, the Company is required to estimate the fair value of reporting units to determine if any implied impairment exists. The Company utilizes both the market approach and the income approach present value techniques in the determination of fair value. Under the market approach, the value of invested capital is derived through industry multiples and other assumptions. The income approach requires fair value to be measured through the present value of future cash flows expected to be generated by the reporting unit.
     If the first step fails, step two of the impairment test is performed, whereby the Company determines the implied value of goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If implied fair value of the goodwill is less than the carrying value, the excess is recorded as an impairment charge.
     See also “Note 12 – Goodwill and other intangible assets.”
Debt issuance costs
     Debt issuance costs are capitalized and amortized to interest expense using the effective interest method or a method that approximates the effective interest method over the term of the related debt instrument. The Company expenses debt issuance costs proportionately in connection with any early debt retirements.
Derivative instruments and hedging activities
     The Company records all derivatives on the balance sheet at fair value. For a derivative such as an interest rate swap that is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income (loss) on the consolidated balance sheet and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. To the extent the effective portion of a hedge subsequently becomes ineffective, the corresponding amount of the change in fair value of the derivative initially reported in accumulated other comprehensive income (loss) is reclassified and is recognized directly in earnings. Accordingly, on a quarterly basis, the Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of a hypothetical designated perfect hedged item or transaction. If the change in the actual swap is greater than the change in the hypothetical perfect swap, the difference is referred to as “ineffectiveness” and is recognized in earnings in the current period.

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
     The estimated departmental costs of providing complimentary food and beverage, rooms, entertainment and other are included in casino operating expenses and consisted of the following:

	Years ended December 31,
	2009	2008	2007
	(Amounts in Thousands)
Food and beverage	$50,003	$62,902	$54,875
Rooms	12,681	12,148	7,003
Entertainment	3,026	3,328	4,600
Other	3,632	4,508	2,257

	$69,342	$82,886	$68,735

Guest Rewards Programs
     The Company’s guest rewards programs allow guests to earn certain point-based cash rewards or complimentary goods and services based on the volume of the guests’ gaming activity. Guests can accumulate reward points over time that they may redeem at their discretion under the terms of the programs. The reward credit balance is forfeited if a guest does not earn any reward credits over any subsequent 12-month period. As a result of the ability of the guest to bank the reward points, the Company accrues the expense of reward points, after giving effect to estimated forfeitures, as they are earned. The accruals are based on historical data, estimates and assumptions regarding the mix of rewards that will be redeemed and the costs of providing those rewards. The retail value of the point-based cash rewards or complimentary goods and services is netted against revenue as a promotional allowance. At December 31, 2009 and 2008, the outstanding guest reward point liability was $11.4 million and $7.5 million, respectively.
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
Advertising
     The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $27.6 million, $34.6 million and $27.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Income taxes
     The guidance for income taxes requires recognition of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Earnings (loss) per share
     Basic earnings (loss) per share are computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the year ended December 31, 2007, all outstanding options with an exercise price lower than the market price have been included in the calculation of diluted earnings per share. For the years ended December 31, 2009 and 2008, diluted loss per share excludes the additional dilution from all potentially dilutive securities.
     The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings (loss) per share consisted of the following:

	Years ended December 31,
	2009	2008	2007
	(Amounts in Thousands)
Weighted-average number of shares outstanding-basic earnings per share	57,543	57,191	57,052
Dilutive effect of stock options	—	—	1,270

Weighted-average number of shares outstanding-diluted earnings per share	57,543	57,191	58,322

     For the years ended December 31, 2009, 2008 and 2007, the potentially dilutive stock options excluded from the earnings (loss) per share computation, as their effect would be anti-dilutive, totaled 3.2 million, 3.4 million and 1.3 million, respectively.
Accounting for stock-based compensation
     The Company provides benefits to its employees in the form of stock-based payments, whereby employees render services in exchange for shares or rights over shares. The cost relating to stock-based payment transactions, including grants of stock options and restricted stock units, is measured by reference to the fair value of the equity instruments at the date at which they are granted. These fair values are calculated by using the Black-Scholes-Merton option pricing formula, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized in the financial statements over the vesting period during which the employee provides service in exchange for the award. The guidance for stock-based compensation also requires including an estimate of the number of awards that will be forfeited and updating that number based on actual forfeitures.
Recent accounting pronouncements
ASC 105, Generally Accepted Accounting Principles
     Effective for interim and annual periods ending after September 15, 2009, the Codification is the single source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by non-governmental entities in the preparation of financial statements. All previous GAAP standards issued by a standard setter are superseded. The Company adopted ASC 105 in the third quarter of 2009. The adoption of this Topic did not have a material impact on our financial statements.
ASC 820, Fair Value Measurements and Disclosures
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820). This Topic clarifies the methodology to be used to determine fair value when there is no active market. The Company adopted the standard for the third quarter of 2009, as required. The adoption of this Topic did not have a material impact on the consolidated financial statements.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
     The FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving disclosures about Fair Value Measurement. The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Standard is effective for reporting periods beginning after December 15, 2009. The Company will adopt ASU No. 2010-06 for the first quarter of 2010. The adoption of this Topic will not have a material impact on the consolidated financial statements.
Note 3 — Accrued liabilities
     Major classes of accrued liabilities consisted of the following as of December 31:

	2009	2008
	(Amounts in Thousands)
Compensation and related benefits	$50,314	$43,564
Taxes other than state and federal income taxes	27,141	30,075
Progressive slot machine and related accruals	11,161	9,034
Players’ club rewards	11,418	7,497
Interest	18,054	14,147
Interest rate swap liability	15,259	—
Marketing and other accruals	14,064	11,996

	$147,411	$116,313

Note 4 — Federal and state income taxes
     The components of the income tax (benefit) provision are as follows:

	Years ended December 31,
	2009	2008	2007
	(Amounts in Thousands)
Current:
Federal	$(4,908)	$4,975	$41,168
State	10,322	10,005	6,242

Total current	5,414	14,980	47,410

Deferred:
Federal	(4,193)	(80,792)	(2,353)
State	(3,927)	(15,590)	804

Total deferred	(8,120)	(96,382)	(1,549)

Federal benefit applied to reduce goodwill	1,204	1,204	1,204

Total	$(1,502)	$(80,198)	$47,065

     The Company recorded $0.9 million, $0.2 million and $5.6 million as an increase to contributed capital for certain tax benefits from stock-based compensation for the years ended December 31, 2009, 2008 and 2007, respectively.

     The reconciliation of income tax at the federal statutory rate to income tax expense is as follows:

	Years ended December 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal benefit	(45.1)	4.6	4.2
Change in uncertain tax provisions	32.2	0.2	—
Nondeductible expenses for tax purposes	(17.8)	(2.1)	0.9
Tax credits	15.7	0.4	(0.7)
Other	4.3	(0.1)	1.0

	24.3%	38.0%	40.4%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes consisted of the following:

	December 31,
	2009	2008
	(Amounts in Thousands)
Deferred income tax assets:
Goodwill amortization	$127,924	$97,496
Net operating loss carryforwards	12,011	13,687
Deferred compensation	7,852	7,326
Accrued expenses	9,545	6,826
Stock-based compensation	12,776	9,412
Accrued vacation	2,272	1,852
Other	2,379	547

Total deferred income tax assets	174,759	137,146

Deferred income tax liabilities:
Property and equipment	(138,118)	(109,956)
Prepaid insurance	(1,838)	(498)

Total deferred income tax liabilities	(139,956)	(110,454)

Net deferred income tax asset	$34,803	$26,692

     At December 31, 2009, the Company had available $231.0 million of state net operating loss carryforwards that relate to the Company’s Missouri properties and may be applied against future taxable income. At December 31, 2009, the Company also had available $6.3 million of federal net operating loss carryforwards and $6.3 million of state net operating loss carryforwards that were acquired as part of the Ameristar Black Hawk acquisition. The acquired federal net operating loss carryforwards are subject to IRS change of ownership limitations. Accordingly, the future utilization of the carryforwards is subject to an annual base limitation of $5.3 million that can be applied against future taxable income. The Company also had available $6.5 million of additional Colorado net operating losses that relate to the post-acquisition period for the Ameristar Black Hawk property. For the years ended December 31, 2009 and 2008, the Company made federal and state income tax payments totaling $37.0 million and $10.8 million, respectively. In general, the remaining unused federal and state net operating loss carryforwards will expire in 2020 through 2029. No valuation allowance has been provided against deferred income tax assets as the Company believes it is more likely than not that deferred income tax assets are fully realizable because of the future reversal of existing taxable temporary differences, availability of tax strategies and future projected taxable income.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
	2009	2008
	(Amounts in Thousands)
Balance at beginning of year	$16,089	$28,857

Increases for tax positions of the current year	570	130

Increases for tax positions of prior years	127	122

Decreases for tax positions of prior years	(34)	(6,711)

Settlements	—	—

Lapses of applicable statute of limitations	(11,685)	(6,309)

Balance at end of year	$5,067	$16,089

     As of December 31, 2009 and 2008, the total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.1 million and $1.6 million, respectively.
     Interest and penalties related to income taxes are classified as income tax expense in the financial statements. As of December 31, 2009, accrued interest and penalties totaled $0.6 million, of which $0.4 million would affect the effective tax rate if recognized. As of December 31, 2008, accrued interest and penalties totaled $2.8 million, of which $1.9 million would affect the effective tax rate if recognized.
     The Company files income tax returns in numerous tax jurisdictions. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year. With the normal expiration of statutes of limitations, the Company anticipates that the amount of unrecognized tax benefits will decrease by $0.7 million within the next 12 months. With few exceptions, the Company is no longer subject to federal or state examinations by taxing authorities for years ended on or before December 31, 2005.
     The net tax effect on other comprehensive income (loss) for the interest rate swaps for the years ended December 31, 2009 and 2008 was $7.2 million and $(17.7) million, respectively.

Note 5 — Long-term debt
     Long-term debt consisted of the following:

	December 31,
	2009	2008
	(Amounts in Thousands)
Senior credit facilities, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:

Revolving loan facility, at variable interest (3.5% at December 31, 2009 and 4.5% at December 31, 2008); as of December 31, 2009, $131.0 million due November 10, 2010; $12.0 million quarterly commitment reductions from December 31, 2010 through June 30, 2012 with remaining balance of loans due August 10, 2012	$655,000	$1,259,000
Term loan facility, at variable interest (3.5% at December 31, 2009 and 2.5% at December 31, 2008); $1.0 million principal payments due quarterly through September 30, 2011; $94.3 million principal payments due quarterly from December 31, 2011 through November 10, 2012	384,000	388,000

Senior notes, unsecured, 9.25% fixed interest, payable semi-annually on June 1 and December 1, principal due June 1, 2014 (net of $12,779 discount at December 31, 2009)	637,221	—

Other	907	1,500

	1,677,128	1,648,500

Less: Current maturities	(135,389)	(4,503)

	$1,541,739	$1,643,997

     Maturities of the Company’s borrowings for each of the next five years and thereafter as of December 31, 2009 are as follows (amounts in thousands):

Year	Maturities
2010	$135,389
2011	97,662
2012	801,775
2013	14
2014	655,014
Thereafter	53

1,689,907

Debt discount	(12,779)

Long-term debt, including current portion	$1,677,128

Senior unsecured notes
     On May 27, 2009, the Company completed private offerings of $650.0 million aggregate principal amount of its 9 1/4% Senior Notes due 2014 (the “Notes”). Of the total, $500.0 million principal amount of the Notes were sold at a price of 97.097% of the principal amount and $150.0 million principal amount of the Notes were sold at a price of 100% of the principal amount. The Company used the net proceeds from the sale of the Notes (approximately $620.0 million, after deducting discounts and expenses) to repay a portion of the revolving loan indebtedness outstanding under the Company’s senior secured credit facility (the “Credit Facility”). Simultaneously, the Company terminated $650.0 million of revolving loan commitments under the Credit Facility.
     The terms of the Notes are governed by an indenture (the “Indenture”). Interest on the Notes is payable semi-annually in arrears on June 1 and December 1 of each year, with the initial interest payment having been made on December 1, 2009. The Notes mature on June 1, 2014. The Notes and the guarantees of the Notes are senior unsecured obligations of the Company and certain of its subsidiaries (the “Guarantors”), respectively, and rank equally with or senior to, in right of payment, all existing or future unsecured indebtedness of the Company and each Guarantor, respectively, but will be effectively subordinated in right of payment to the Credit Facility indebtedness and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.
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
     The Indenture contains covenants that limit the Company’s and its Restricted Subsidiaries’ (as defined in the Indenture) ability to, among other things, (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create liens on assets, (iv) merge or consolidate with another company or sell all or substantially all assets and (v) enter into transactions with affiliates. In addition, pursuant to the Indenture, if the Company experiences certain changes of control, each holder of the Notes can require the Company to repurchase all or a portion of such holder’s outstanding Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the repurchase date. As of December 31, 2009, the Company was in compliance with all applicable covenants.
Credit facility
     The Credit Facility currently includes a $750.0 million revolving loan facility with a portion maturing in November 2010 and the remaining portion maturing in August 2012 and a $384.0 million term loan facility maturing in November 2012.
     On November 17, 2009, the Company entered into an Extending Revolving Loan Commitment Agreement (the “Extending Commitment Agreement”) that effectively extended the original maturity date of a portion of the revolving loan facility. Pursuant to the Extending Commitment Agreement, an aggregate of $600.0 million of revolving loan commitments maturing November 10, 2010 were replaced by new extending revolving loan commitments maturing August 10, 2012. The interest rate margin, or “add-on,” for the extending revolving loans ranges from 0.125 percentage point to 0.50 percentage point higher than the applicable margin for the non-extending revolving loans, depending on the Company’s leverage ratio as defined in the Credit Facility. Based on the Company’s leverage ratio as of December 31, 2009 of 4.87:1, the applicable margin for the extending revolving loans is 0.375 percentage point higher than that for the non-extending revolving loans. The applicable commitment commission percentage for the extending revolving loan commitments is 0.125 percentage point higher than that for the non-extending revolving loan commitments.

     After giving effect to the Extending Commitment Agreement, the Company has $150.0 million of non-extending revolving loan commitments maturing in November 2010, under which $131.0 million of loans were outstanding as of December 31, 2009, and $600.0 million of extending revolving loan commitments maturing in August 2012, under which $524.0 million of loans were outstanding as of December 31, 2009.
     Pursuant to the Extending Commitment Agreement, the Company is permitted to enter into one or more additional extending revolving loan commitment agreements with lenders with respect to the conversion to, increase or provision of additional extending revolving loan commitments, in each case without increasing the total amount of loans that may be outstanding under the Credit Facility.
     On March 13, 2009, the Company amended the Credit Facility. Certain provisions of the amendment include the following:
•	An increase in the maximum permitted senior leverage ratio (as defined in the Credit Facility) for fiscal quarters ending on and after March 31, 2009, as described below;

•	An increase in the maximum permitted leverage ratio (as defined in the Credit Facility) for fiscal quarters ending on and after September 30, 2009, as described below;

•	An increase of 125 basis points in the interest rate add-on on all revolving and term loan borrowings;

•	Replacement of the $40.0 million per fiscal year limitation on dividends with a new cumulative limit for fiscal years beginning on and after January 1, 2009, as described below;

•	A decrease in the permitted amount of cumulative stock repurchases, as described below;

•	Elimination of the $500.0 million limit on incurrence of subordinated debt;

•	The permitted incurrence of senior unsecured debt without limitation as to amount;

•	An increase in the aggregate limit on capital expenditures;

•	A new covenant requiring the Company at all times to maintain minimum consolidated EBITDA (as defined in the Credit Facility) of $275.0 million for the trailing four full fiscal quarters; and

•	The permitted incurrence of new term loans to refinance existing balances owed to Credit Facility lenders who choose not to extend the maturity of their respective portions of debt outstanding under the revolving loan facility to August 10, 2012.
     As a result of this amendment, from and after March 16, 2009, the borrowing under the term loan facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 325 basis points or the base rate plus 225 basis points, at the Company’s option. From and after March 16, 2009, the revolving loan facility’s LIBOR margin is subject to adjustment between 200 and 300 basis points and the base rate margin is subject to adjustment between 100 and 200 basis points, in each case depending on the Company’s leverage ratio. The commitment fee on the revolving loan facility ranges from 25 to 50 basis points, depending on the leverage ratio. In the case of LIBOR-based loans, the Company has the option of selecting a one-, two-, three- or six-month interest period. The Company also has the option to select a nine- or 12-month interest period if agreed to by all Credit Facility lenders. Interest is payable at the earlier of three months from the borrowing date or upon expiration of the interest period selected.
     At December 31, 2009, the Company’s principal debt outstanding under the Credit Facility consisted of $655.0 million under the revolving loan facility and $384.0 million under the term loan facility. All mandatory principal repayments have been made through December 31, 2009. As of December 31, 2009, the amount of the revolving loan facility available for borrowing was $90.7 million, after giving effect to $4.3 million of outstanding letters of credit.

     The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of December 31, 2009, the Company was required to maintain a leverage ratio, calculated as consolidated debt divided by EBITDA as defined in the Credit Facility, of no more than 6.00:1, and a senior leverage ratio, calculated as senior debt divided by EBITDA, of no more than 5.75:1. As of December 31, 2009 and 2008, the Company’s leverage ratio was 4.87:1 and 5.14:1, respectively. The senior leverage ratio as of December 31, 2009 and 2008 was also 4.87:1 and 5.14:1, respectively. As of December 31, 2009, the Company was required to maintain a fixed charge coverage ratio (calculated as EBITDA divided by fixed charges, as defined) of at least 1.25:1. As of December 31, 2009 and 2008, the Company’s fixed charge coverage ratio was 2.14:1 and 3.07:1, respectively.
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
     The amended Credit Facility allows up to a total of $50.0 million in cash repurchases of the Company’s stock during the period from November 10, 2005 through the final maturity of the Credit Facility, in addition to any amount available under the dividend basket. As of December 31, 2009, the Company had paid $18.6 million to repurchase stock during the term of the Credit Facility.
     The Credit Facility amendment increased the limit on the Company’s cumulative capital expenditures to $1.1 billion (an increase of $100.0 million) during the period from November 10, 2005 through the final maturity of the Credit Facility. As of December 31, 2009, capital expenditures made during the term of the Credit Facility totaled $877.8 million.
     As of December 31, 2009 and December 31, 2008, the Company was in compliance with all applicable covenants.
     Certain changes in control of the Company, as defined, could result in the acceleration of the obligations under the Credit Facility.
     In connection with obtaining the Credit Facility, each of the Guarantors entered into a guaranty (the “Guaranty”) pursuant to which the Guarantors guaranteed ACI’s obligations under the Credit Facility. The obligations of ACI under the Credit Facility, and of the Guarantors under the Guaranty, are secured by substantially all of the assets of ACI and the Guarantors.
Other debt items
     In connection with the issuance of the Notes, the Credit Facility amendment and the Extending Commitment Agreement, the Company paid certain one-time fees and expenses totaling approximately $29.3 million during the year ended December 31, 2009, most of which was capitalized and will be amortized over the respective remaining terms of the Notes and Credit Facility. In connection with the September 2007 acquisition of Ameristar East Chicago, the Company amended the Credit Facility and capitalized $3.7 million of amendment fees and other debt issuance costs. As of December 31, 2009 and 2008, total unamortized capitalized debt issuance costs were $22.9 million and $4.6 million, respectively. During the year ended December 31, 2009, deferred debt issuance costs totaling approximately $5.4 million were expensed as a result of the early retirement of a portion of the outstanding revolving loan facility.
     As a result of the issuance of the Notes, the Credit Facility amendment and the Extending Commitment Agreement, the Company expects 2010 interest expense to increase approximately $13 million to $23 million over 2009.

     In connection with the acquisition of Ameristar Black Hawk in December 2004, the Company assumed debt relating to proceeds from a municipal bond issue by the Black Hawk Business Improvement District. The bonds are in the form of a $975,000 issue bearing 6.0% interest that matured on December 1, 2005 and a $2,025,000 issue bearing 6.75% interest that are due on December 1, 2011. These bonds are the obligations of the Black Hawk Business Improvement District and are payable from property tax assessments levied on Ameristar Black Hawk. The Black Hawk Business Improvement District has notified Ameristar Black Hawk that it will assess 20 semi-annual payments of $211,083, which was calculated by amortizing the $3,000,000 principal amount at 7% over 20 equal semi-annual payments. The difference in the interest rate used for the assessment and the interest rate on the bonds relates to estimated administrative costs of the Black Hawk Business Improvement District for the bond issue. The Company has accounted for the liability from this bond offering in accordance with the provisions of ASC 970 and has recorded an obligation for the total tax assessment. The Company has capitalized the cost of the improvements involved. At December 31, 2009, the outstanding principal balance relating to the municipal bonds was $0.8 million.
Note 6 — Derivative instruments and hedging activities
     Effective January 1, 2009, the Company adopted the guidance under ASC Topic 815. The guidance provides users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under the previous guidance and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.
     In 2008, the Company entered into two forward interest rate swaps with two different commercial banks to fix the interest rate on certain LIBOR-based borrowings under the Credit Facility. Both swaps were designated as cash flow hedges. Pursuant to each of the interest rate swap agreements, the Company is obligated to make quarterly fixed rate payments to the counterparty, while the counterparty is obligated to make quarterly variable rate payments to the Company based on three-month LIBOR on the same notional amount.
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

     The following table presents the principal terms, fair value and balance sheet classification of the Company’s derivative financial instruments as of December 31, 2009 and 2008 (dollars in thousands):

			Fair Value of Liability
		Fixed
	Notional	Rate	December 31,	December 31,		Balance Sheet
Effective Date	Amount (1)	Paid	2009	2008	Maturity Date	Classification (2)

July 18, 2008	$500,000	3.20%	$7,747	$13,071	July 19, 2010	Accrued liabilities
October 20, 2008	525,000	2.98%	7,512	13,732	July 19, 2010	Accrued liabilities

	$1,025,000		$15,259	$26,803

(1)	The original notional amount of $600.0 million for the October 20, 2008 swap was reduced by $75.0 million in 2009 as a result of the reduction of revolving loan commitments under the Credit Facility.

(2)	As of December 31, 2008, the liability was classified in “Other long-term liabilities” on the balance sheet.
     For the year ended December 31, 2009, the swaps increased the Company’s interest expense by $23.7 million. In 2008, the swaps reduced interest expense by $2.5 million. During 2009 and 2008, the Company recorded a total of $0.1 million and $0.7 million, respectively, in other income in the consolidated statements of operations as a result of hedge ineffectiveness on the $500.0 million swap and a change in the fair value of the swap before it was designated as a hedge. During 2010, the Company estimates that an additional $16.3 million will be reclassified as an increase to interest expense.
     The repayment of $620.0 million of the revolving loan indebtedness outstanding under the Credit Facility described in “Note 5 — Long-term debt” decreased the outstanding principal amount of the revolving loan facility. As a result, the Company reallocated $382.0 million of the swaps from the revolving loan facility to the term loan facility and terminated $75.0 million of the original $600.0 million swap entered into in October 2008. The termination cost of $1.8 million is being amortized to interest expense ratably through July 2010. The Company concluded these changes did not impact the overall effectiveness of the swaps. Accordingly, the Company continued its historical accounting for the swaps.
Note 7 — Fair value measurements
     The Company measures the fair value of its interest rate swaps and its deferred compensation plan assets and liabilities on a recurring basis pursuant to ASC Topic 820. ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
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

     The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2009 (in thousands):

	Fair Value Measurements Using:
	Quoted Market	Significant Other	Significant
	Prices in Active	Observable Inputs	Unobservable
	Markets (Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Deferred compensation plan assets	$—	$16,737	$—

Liabilities:
Interest rate swap contracts	$—	$15,259	$—
Deferred compensation plan liabilities	$—	$12,268	$—
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
Fair value of long-term debt
     The estimated fair value of the Company’s long-term debt at December 31, 2009 was approximately $1.704 billion, versus its book value of $1.677 billion. At December 31, 2008, the fair value of the Company’s long-term debt approximated its book value. The estimated fair value of the Notes and the term loan facility debt was based on quoted market prices on or about December 31, 2009 and December 31, 2008. The estimated fair value of the revolving loan facility debt was based on its bid price on or about December 31, 2009 and December 31, 2008.
Note 8 — Leases
Operating leases
     The Company maintains operating leases for certain office facilities, vehicles, office equipment, signage and land. Rent expense under operating leases totaled $3.6 million, $3.6 million and $3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum lease payments required under operating leases for each of the five years subsequent to December 31, 2009 and thereafter are as follows (amounts in thousands):

Year	Payments
2010	$5,406
2011	3,289
2012	3,180
2013	2,822
2014	290
Thereafter	130

$15,117

Note 9 — Benefit plans
401(k) plan
     The Company maintains a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements. Plan participants can elect to defer pre-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 50% of eligible participants’ deferrals that do not exceed 4% of their pay (subject to limitations imposed by the Internal Revenue Code). The Company’s matching contributions were $2.2 million, $2.6 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Neither the 401(k) plan nor any other Company benefit plan holds or invests in shares of the Company’s common stock or derivative securities based on the Company’s common stock.
Health benefit plan
     The Company maintains a qualified employee health benefit plan that is self-funded by the Company with respect to claims below a certain amount. The plan requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $27.3 million, $39.6 million and $31.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, estimated liabilities for unpaid and incurred but not reported claims totaled $4.2 million, compared to $5.8 million at December 31, 2008.
Deferred compensation plan
     In 2001, the Company adopted a non-qualified deferred compensation plan for certain highly compensated employees, which was amended and restated effective January 1, 2008. The Company matches, on a dollar-for-dollar basis, up to the first 5% of participants’ annual salary and bonus deferrals in each participant’s account. Matching contributions by the Company for the years ended December 31, 2009, 2008 and 2007 were $0.9 million, $1.0 million, and $0.9 million, respectively. The Company’s obligation under the plan represents an unsecured promise to pay benefits in the future. In the event of bankruptcy or insolvency of the Company, assets of the plan would be available to satisfy the claims of general creditors. To increase the security of the participants’ deferred compensation plan benefits, the Company has established and funded a grantor trust (known as a “rabbi trust”). The rabbi trust is specifically designed so that assets are available to pay plan benefits to participants in the event the Company is unwilling or unable to pay the plan benefits for any reason other than bankruptcy or insolvency. As a result, the Company is prevented from withdrawing or accessing assets for corporate needs. Plan participants choose to receive a return on their account balances equal to the return on various investment options. The Company currently invests plan assets in an equity-based life insurance product of which the rabbi trust is the owner and beneficiary.
     As of December 31, 2009 and 2008, plan assets were $16.7 million and $14.4 million, respectively, and are reflected in other assets in the accompanying consolidated balance sheets. The liabilities due the participants were $12.3 million and $11.8 million as of December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008 and 2007, net deferred compensation expense was $0.8 million, $1.1 million and $2.3 million, respectively.
Note 10 — Stock-Based Compensation
     The Company has various stock incentive plans for directors, officers, employees, consultants and advisers of the Company. The plans permit the grant of non-qualified stock options, incentive (qualified) stock options, restricted stock awards, restricted stock units, performance share units or any combination of the foregoing. The maximum number of shares available for issuance under the currently effective plan is 6.0 million, subject to certain limitations. At December 31, 2009, 4.6 million shares were available for issuance. The Compensation Committee of the Board of Directors administers the plans and has broad discretion to establish the terms of stock awards, including, without limitation, the power to set the term (up to 10 years), vesting schedule and exercise price of stock options.

     Stock options
     Stock options are valued at the date of award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. The outstanding stock options generally vest over four or five years and have seven-year or 10-year contractual terms.
     Summary information for stock option activity under the Company’s plans is as follows:

			Years ended December 31,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
	Options	Average	Options	Average	Options	Average
	(Amounts in	Exercise	(Amounts in	Exercise	(Amounts in	Exercise
	Thousands)	Price	Thousands)	Price	Thousands)	Price
Outstanding at beginning of year	5,271	$20.37	5,632	$21.91	6,233	$20.44
Granted	690	18.02	769	12.81	623	29.50
Exercised	(274)	7.80	(98)	8.77	(1,008)	17.26
Forfeited or expired	(597)	23.13	(1,032)	24.27	(216)	23.08

Outstanding at end of Year	5,090	$20.40	5,271	$20.37	5,632	$21.91

Options exercisable at end of year	3,309	$20.31	3,099	$19.17	2,479	$17.19
     The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.4 million, $0.9 million and $15.6 million, respectively. The aggregate intrinsic value of options outstanding was $6.1 million, $1.0 million and $37.6 million at December 31, 2009, 2008 and 2007, respectively. The aggregate intrinsic value of options exercisable at December 31, 2009, 2008 and 2007 was $4.6 million, $1.0 million and $26.5 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on the applicable date. The intrinsic value of a stock option on any date is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of in-the-money options.
     At December 31, 2009, the weighted-average remaining contractual life for stock options outstanding and stock options exercisable was 4.6 years and 3.1 years, respectively.
     During the years ended December 31, 2009, 2008 and 2007, the amount of cash received by the Company from the exercise of stock options was $2.1 million, $0.9 million and $17.4 million, respectively.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility is based on historical volatility trends as well as implied future volatility observations as determined by independent third parties. In determining the expected life of the option grants, the Company used historical data to estimate option exercise and employee termination behavior. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant. The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of ASC Topic 718.

	Years ended December 31,
	2009	2008	2007
Weighted-average fair value per share of options granted during the year (estimated on grant date using the Black-Scholes-Merton option pricing model)	$7.28	$4.05	$9.82

Weighted-average assumptions:
Expected stock price volatility	58%	50%	40%
Risk-free interest rate	2.3%	2.9%	4.0%
Expected option life (years)	4	4	4
Expected annual dividend yield	2.6%	3.0%	1.4%

     The following table summarizes the Company’s unvested stock option activity for the year ended December 31, 2009:

		Weighted-
	Shares	Average
	(Amounts in	Exercise Price
	Thousands)	(per Share)
Unvested at January 1, 2009	2,102	$22.20
Granted	690	18.02
Vested	(722)	22.29
Forfeited	(290)	21.58

Unvested at December 31, 2009	1,780	$20.57
     Restricted stock units
     In December 2007, the Company began granting restricted stock units in addition to stock options. In accordance with ASC Topic 718, the cost of services received from employees in exchange for the issuance of restricted stock units is required to be measured based on the grant date fair value of the restricted stock units issued, which is equal to the market value of the stock subject to the restricted stock units. The value of the restricted stock units at the date of grant is amortized through expense over the requisite service period using the straight-line method. The requisite service period for the restricted stock units that were granted is four years. The Company uses historical data to estimate employee forfeitures, which are compared to actual forfeitures on a quarterly basis and adjusted if necessary.
     Performance share units
     In December 2007 and July 2008, the Company also granted performance share units to certain employees. These performance share units are intended to focus participants on the Company’s long-range objectives, while at the same time serving as a retention mechanism. The fair value of the performance share units is based on the market value of the Company’s shares on the grant date. These grants are earned over a two-year period based on actual performance against defined objectives. Expense associated with these performance-based grants is recognized in periods after performance targets are established. Based on the performance objectives achieved in the two-year period ended December 31, 2009, the current performance share unit holders earned 38,362 shares, or 45.3% of their original grant amounts. During 2010, 75% of these earned shares will vest, with the remaining 25% vesting on December 30, 2011.
     The following table summarizes the Company’s unvested restricted stock, restricted stock unit and performance share unit activity for the year ended December 31, 2009:

		Weighted-
	Shares/Units	Average Grant
	(Amounts in	Date Fair Value
	Thousands)	(per Share/Unit)
Unvested at January 1, 2009	997	$16.36
Granted	862	18.13
Vested	(237)	16.48
Forfeited	(169)	16.80

Unvested at December 31, 2009	1,453	$17.34
     For the years ended December 31, 2009, 2008 and 2007, there was $12.9 million, $10.6 million and $12.0 million, respectively, of compensation cost related to non-qualified stock options, restricted stock, restricted stock units and performance share units recognized in operating results (included in selling, general and administrative expenses). As of December 31, 2009, there was approximately $28.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.
Note 11 — Stock repurchases
     In July 2006, the Company’s Board of Directors approved the repurchase of up to 2.8 million shares of the Company’s common stock, representing approximately 5% of its issued and outstanding common stock, in a stock repurchase program. The program provided that the shares could be repurchased by the Company from time to time during the three-year period ended July 24, 2009 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. During the year ended December 31, 2007, the Company repurchased 0.4 million shares at an average price of $25.65 per share, exclusive of commissions paid. In 2009 and 2008, the Company did not repurchase any shares of common stock; however, the Company did receive treasury shares in satisfaction of certain employees’ withholding tax obligations in connection with the vesting of restricted stock units. As of December 31, 2009 and 2008, the aggregate cost of treasury shares received for these withholding tax obligations totaled $0.8 million and $0.1 million, respectively. As of December 31, 2009, a total of 0.8 million treasury shares had been acquired at an aggregate cost of $18.6 million, an average of $22.02 per share.
Note 12 — Goodwill and other intangible assets
     The following table summarizes the activity relating to goodwill and other intangible assets:

			Amortization/		Net Carrying
	Weighted-Average	Gross Carrying	Purchase Price		Amount at
	Useful Lives	Amount	Adjustments	Impairments	December 31, 2009
	(Amounts in Thousands)
Goodwill:
Ameristar East Chicago acquisition	Indefinite	$262,247	$1,193	$(242,000)	$21,440
Missouri properties acquisition	Indefinite	86,435	(13,059)	—	73,376
Other	Indefinite	5	—	—	5

		348,687	(11,866)	(242,000)	94,821

Other Intangible Assets:
Ameristar East Chicago gaming license	Indefinite	231,400	—	(184,200)	47,200
Ameristar East Chicago trade name and customer list	2.1 years	1,630	(1,529)	—	101
Ameristar St. Charles HOME nightclub license fee	3.6 years	300	(55)	—	245

		233,330	(1,584)	(184,200)	47,546

		$582,017	$(13,450)	$(426,200)	$142,367

     At December 31, 2009, the Company had approximately $94.8 million in goodwill and $47.5 million in other intangible assets on its consolidated balance sheet resulting from the acquisition of Ameristar East Chicago in September 2007 and the Missouri properties in December 2000. The Company performed an annual assessment of its goodwill and indefinite-lived intangible assets to determine if the carrying value exceeded the fair value. Additionally, the guidance requires an immediate impairment assessment if a change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed an annual impairment review of the goodwill and intangible assets for Ameristar East Chicago, Ameristar Kansas City and Ameristar St. Charles during the fourth quarter of 2009.

     The Company performs an impairment review under a two-step method. Under the first step, the Company is required to estimate the fair value of reporting units to determine if any implied impairment exists. The Company utilizes both the market approach and the income approach present value techniques in the determination of fair value. Under the market approach, the value of invested capital is derived through industry multiples and other assumptions. The income approach requires fair value to be measured through the present value of future cash flows expected to be generated by the reporting unit. Taking into account both the income and market approach fair value estimates, the Company determined that the carrying value of Ameristar East Chicago exceeded the fair value and the Company was required to perform the second step of the impairment test.
     If the first step fails, step two of the impairment test is performed, whereby the Company determined the implied value of goodwill by allocating the fair value of the reporting unit determines in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If implied fair value of the goodwill is less than the carrying value, the excess is recorded as an impairment charge. The implied fair value of the Ameristar East Chicago goodwill was less than the carrying value and the excess was recorded as an impairment charge.
     The gaming license for Ameristar East Chicago was also tested for impairment using an excess earnings valuation technique. The fair value calculated for the gaming license exceeded the carrying value.
     The impairment assessments performed in the fourth quarter of 2009 resulted in a total of $111.7 million of impairment charges relating to the goodwill acquired in the purchase of the East Chicago property in September 2007. The 2009 impairment charges reduced the goodwill to $21.4 million. The impairment charge was due to the permanent closure of the bridge near the East Chicago property that significantly adversely impacted forecasted financial results for the property. Closure of the bridge has made access to the property inconvenient for many of Ameristar East Chicago’s guests and has significantly impacted the property’s business levels and operating results.
     In 2008, the Company recorded a total of $314.5 million in non-cash impairment charges for the goodwill and gaming license related to the East Chicago property acquisition. The 2008 reduction in the value of these intangible assets was attributable to the significant deterioration of the debt and equity capital markets, as well as a lowering of the Company’s growth assumptions for the property to reflect its then-current operating performance (relative to the assumptions at the time of acquisition) and the decline in general economic conditions.
     Intangible assets initially recorded as part of the Ameristar East Chicago acquisition included a customer list with an estimated value of $0.4 million and an estimated useful life of five years and a trade name with an estimated value of $1.2 million and an estimated useful life of one year. Goodwill and the East Chicago gaming license, which has an indefinite life, are not amortized.
     For the year ended December 31, 2009, goodwill relating to the Missouri properties acquisition decreased $1.2 million. Goodwill will continue to be reduced through 2016 by annual tax benefits of $1.2 million resulting from differences in the values assigned to certain purchased assets for financial reporting and tax purposes.
     In 2009, the Company acquired a license to use certain trade names and other intellectual property related to the HOME nightclub at the St. Charles property. The license fee is being amortized over the license period of four years.
     The Company utilized Level 2 inputs as described in “Note 7 - Fair value measurements” to determine fair value relating to goodwill and intangible assets.
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
     Walton’s lawsuit and lien essentially claim that the GMP ought to be increased to approximately $224.5 million, with the increase representing certain amounts allegedly due to subcontractors for work performed as well as amounts claimed by Walton for its own management, supervision and general conditions. Since the filing of the lien and lawsuit, the Company has resolved the majority of the claims for subcontractor work directly with the affected subcontractors. The Company expects that these efforts will result in the Company making a total contract expenditure (inclusive of amounts previously paid to Walton pursuant to the GMP and amounts paid directly to subcontractors) of approximately $204 million. The Company believes that the additional amounts claimed by Walton in its lawsuit (approximately $23 million) primarily relate to the claims that Walton has asserted for its own extended general conditions, added contingency and other costs for its own account. All those claims will remain disputed and contested by Ameristar. The Company has also filed a counterclaim against Walton seeking damages in excess of $5 million based on the delay in completion of the project and defective and deficient work by Walton.
     The Company intends to vigorously defend against Walton’s claims and assert the Company’s own claims. The litigation continues in the discovery stage, including depositions.
     In addition to Walton’s mechanic’s lien, certain subcontractors to Walton have filed mechanic’s liens against the St. Charles property, and some also filed suit to foreclose on such liens. The Company’s settlement of claims directly with subcontractors has resulted in the dismissal, with prejudice, of a number of these liens and lawsuits.
     East Chicago Local Development Agreement Litigation. In 1994, Showboat Casino Marina Partnership (“Showboat”), the original owner of the East Chicago casino property, entered into a local development agreement (the “LDA”), agreeing to pay 3.75% of its adjusted gross receipts (“AGR”) for local economic development purposes. The payments were to be made: (a) 1% to the City of East Chicago (the “City”); (b) 1% each to two separate community non-profit foundations, which subsequently merged with each other (the “Foundation”); and (c) 0.75% to East Chicago Second Century, Inc., a for-profit Indiana corporation formed by Showboat to pursue local economic development (“Second Century”). In 1999, Showboat sold the property to an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). During the entire period that Showboat and Harrah’s owned the property, they paid 3.75% of their AGR to these entities. In April 2005, RIH Acquisitions IN, LLC (“RIH”) (now known as “Ameristar Casino East Chicago, LLC”) purchased the property from Harrah’s. Shortly before that time, the City began to assert a right to all of the LDA funds.
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
     After the Company acquired RIH on September 18, 2007, in accordance with the purchase agreement, RIH opened a new separate interest-bearing bank account under our federal tax identification number and transferred the entire balance in the former separate account to this new account. RIH has continued to deposit 0.75% of its AGR into this account. As of February 28, 2010, this account had a balance of approximately $8.8 million.
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
     The Company has not taken a position on the merits of the other parties’ disputes over the LDA funds, and has stated that the Company is committed to continue paying the 3.75% of AGR for local economic development purposes, unless a court of competent jurisdiction orders otherwise. The Company intends to comply with the court’s order requiring RIH to hold the Second Century LDA funds in the separate account, and another Marion County Superior Court’s order entered in December 2007 requiring RIH to hold the Foundation LDA funds in a different segregated bank account, and to vigorously contest any claims against the Company seeking money beyond its stated commitment to pay 3.75% of RIH’s AGR for local economic development purposes.
     From time to time, the Company is party to other litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material impact on its financial position, results of operations or cash flows.

     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2009 and 2008, the estimated liabilities for unpaid and incurred but not reported claims totaled $11.1 million and $12.3 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.
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
     The Company has provided an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $2.6 million as of December 31, 2009 and may be subsequently reduced as principal and interest mature under the revenue bonds. Additionally, the Company is obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds, as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through December 31, 2009, the Company had paid $1.6 million in shortfalls and other costs. As required by the agreements, the Company anticipates that it will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and has recorded a corresponding receivable as of December 31, 2009.
Note 14 — Selected Quarterly Financial Results (Unaudited)
     The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2009 and 2008.

	For the fiscal quarters ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009 (3)	Total
	(Amounts in Thousands, Except Per Share Data)
Net revenues	$315,837	$308,902	$299,430	$291,276	$1,215,445
(Loss) income from operations	69,301	55,578	50,694	(72,049)	103,524
(Loss) income before income tax (benefit) provision	52,084	25,919	21,652	(105,824)	(6,169)
Net (loss) income	29,900	14,280	14,462	(63,309)	(4,667)

Basic (loss) earnings per share	$0.52	$0.25	$0.25	$(1.10)	$(0.08)
Diluted (loss) earnings per share	$0.52	$0.25	$0.25	$(1.10)	$(0.08)

	For the fiscal quarters ended
	March 31,	June 30,	September 30,	December 31,
	2008 (3)	2008	2008	2008 (3)	Total
	(Amounts in Thousands, Except Per Share Data)
Net revenues	$324,768	$328,097	$321,401	$293,636	$1,267,902
(Loss) income from operations	(76,981)	47,372	45,874	(147,866)	(131,601)
(Loss) income before income tax (benefit) provision	(99,659)	32,311	25,898	(169,420)	(210,870)
Net (loss) income (1)	(60,930)	17,022	14,332	(101,097)	(130,672)

Basic (loss) earnings per share (2)	$(1.07)	$0.30	$0.25	$(1.77)	$(2.28)
Diluted (loss) earnings per share (2)	$(1.07)	$0.29	$0.25	$(1.77)	$(2.28)

(1)	The sum of the amounts for the four quarters does not equal the total for the year due to rounding.

(2)	Because (loss) earnings per share amounts are calculated using the weighted-average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per-share amounts for the four quarters may not equal the total (loss) earnings per share amounts for the year.

(3)	As discussed in “Note 12 — Goodwill and other intangible assets,” the Company impaired a portion of the goodwill and gaming license acquired in the purchase of the East Chicago property. The pre-tax impairment charge recorded in the fourth quarter of 2009 was $111.7 million. This charge adversely impacted diluted earnings per share by $1.15. The pre-tax impairment charges recorded in the first and fourth quarters of 2008 were $129.0 million and $185.5 million, respectively. These charges adversely impacted diluted earnings per share by $1.33 in the first quarter of 2008 and by $1.92 in the fourth quarter of 2008. For the year ended December 31, 2008, impairment charges related to the East Chicago property reduced pre-tax earnings by $314.5 million and diluted earnings per share by $3.25.