Form 10-Q
period 2010-03-31
AMERISTAR CASINOS INC
filed 2010-05-10
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2010, 57,873,694 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	March 31, 2010	December 31,
	(Unaudited)	2009
ASSETS
Current Assets:
Cash and cash equivalents	$108,301	$96,493
Restricted cash	6,425	6,425
Accounts receivable, net	7,816	8,048
Income tax refunds receivable	—	17,404
Inventories	7,321	7,735
Prepaid expenses	14,652	13,212
Deferred income taxes	13,825	13,825

Total current assets	158,340	163,142

Property and Equipment, at cost:
Buildings and improvements	1,892,197	1,890,639
Furniture, fixtures and equipment	549,966	546,565

	2,442,163	2,437,204
Less: accumulated depreciation and amortization	(760,697)	(741,328)

	1,681,466	1,695,876

Land	83,403	83,401
Construction in progress	17,518	18,423

Total property and equipment, net	1,782,387	1,797,700

Goodwill	94,520	94,821
Other intangible assets	47,490	47,546
Deferred income taxes	21,248	20,978
Deposits and other assets	90,624	90,441

TOTAL ASSETS	$2,194,609	$2,214,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$15,622	$30,294
Construction contracts payable	6,186	8,746
Income taxes payable	1,716	—
Accrued liabilities	160,582	147,411
Current maturities of long-term debt	128,207	135,389

Total current liabilities	312,313	321,840

Long-term debt, net of current maturities	1,513,445	1,541,739
Deferred compensation and other long-term liabilities	15,860	15,056

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized - 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized - 120,000,000 shares; Issued - 58,779,025 and 58,573,843 shares; Outstanding - 57,929,639 and 57,730,296 shares	588	586
Additional paid-in capital	267,839	262,582
Treasury stock, at cost (849,386 and 843,547 shares)	(18,677)	(18,590)

Accumulated other comprehensive loss	(9,057)	(16,274)
Retained earnings	112,298	107,689

Total stockholders’ equity	352,991	335,993

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,194,609	$2,214,628

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Casino	$314,539	$322,878
Food and beverage	33,261	37,964
Rooms	19,387	14,676
Other	7,729	8,199

	374,916	383,717
Less: promotional allowances	(72,297)	(67,880)

Net revenues	302,619	315,837

Operating Expenses:
Casino	135,540	144,344
Food and beverage	16,458	16,505
Rooms	4,558	2,232
Other	3,249	3,392
Selling, general and administrative	62,399	53,534
Depreciation and amortization	27,612	26,472
Impairment of fixed assets	—	52
Net loss on disposition of assets	52	5

Total operating expenses	249,868	246,536

Income from operations	52,751	69,301

Other Income (Expense):
Interest income	112	143
Interest expense, net of capitalized interest	(34,440)	(16,915)
Other	421	(445)

Income Before Income Tax Provision	18,844	52,084
Income tax provision	8,166	22,184

Net Income	$10,678	$29,900

Earnings Per Share:
Basic	$0.18	$0.52

Diluted	$0.18	$0.52

Cash Dividends Declared Per Share	$0.11	$—

Weighted-Average Shares Outstanding:
Basic	57,811	57,349

Diluted	58,891	57,586

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$10,678	$29,900

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,612	26,472
Amortization of debt discount and deferred financing costs	2,797	800
Stock-based compensation expense	4,190	2,549
Impairment loss on assets	—	52
Net loss on disposition of assets	52	5
Net change in deferred income taxes	86	23,254
Excess tax benefit from stock option exercises	—	(132)
Net change in fair value of swap agreements	225	8
Net change in deferred compensation liability	329	(2,167)
Changes in operating assets and liabilities:
Accounts receivable, net	232	4,252
Income tax refunds receivable	17,404	—
Inventories	414	315
Prepaid expenses	(1,440)	(5,789)
Accounts payable	(14,672)	(9,461)
Income taxes payable	1,716	(2,986)
Accrued liabilities	20,163	1,967

Net cash provided by operating activities	69,786	69,039

Cash Flows from Investing Activities:
Capital expenditures	(12,379)	(41,820)
Decrease in construction contracts payable	(2,560)	(7,268)
Proceeds from sale of assets	84	140
Increase in deposits and other non-current assets	(1,716)	(1,536)

Net cash used in investing activities	(16,571)	(50,484)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	12,000	24,000
Principal payments of debt	(48,189)	(21,301)
Debt issuance and amendment costs	(131)	(9,670)
Cash dividends paid	(6,068)	—
Proceeds from stock option exercises	1,068	378
Purchases of treasury stock	(87)	(82)
Excess tax benefit from stock option exercises	—	132

Net cash used in financing activities	(41,407)	(6,543)

Net Increase in Cash and Cash Equivalents	11,808	12,012

Cash and Cash Equivalents — Beginning of Period	96,493	73,726

Cash and Cash Equivalents — End of Period	$108,301	$85,738

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$17,047	$17,270

Cash paid for federal and state income taxes, net of refunds received	$(9,743)	$270

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
     Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies, significant accounting policies and bases of presentation are discussed where appropriate in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. In addition, critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009.
     The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current period’s presentation. These reclassifications had no effect on the previously reported net income.
     The Company has evaluated certain events and transactions occurring after March 31, 2010 and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in its accompanying consolidated financial statements for the period ended March 31, 2010.

Note 2 — Accounting pronouncements
Recently adopted accounting pronouncements
ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
     The Financial Accounting Standards Board (the “FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Standard is effective for reporting periods beginning after December 15, 2009. The Company adopted ASU No. 2010-06 in the first quarter of 2010. The adoption of this Topic did not have a material impact on the consolidated financial statements.
Recently issued accounting pronouncements
ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities
     The FASB issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company is currently determining the impact of this guidance on its consolidated financial statements.
Note 3 — Stockholders’ equity
     Changes in stockholders’ equity for the three months ended March 31, 2010 were as follows:

(Amounts in Thousands)
Balance at December 31, 2009	$335,993
Net income	10,678
Dividends	(6,068)
Stock-based compensation	4,190
Change in accumulated other comprehensive income	7,217
Proceeds from exercise of stock options	1,068
Shares remitted for tax withholding	(87)

Balance at March 31, 2010	$352,991

     Total comprehensive income for the three months ended March 31, 2010 and 2009 was $17.9 million and $30.6 million, respectively.
Note 4 — Earnings per share
     The Company calculates earnings per share in accordance with ASC Topic 260. Basic earnings per share are computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the periods presented, all outstanding options with an exercise price lower than the market price have been included in the calculation of diluted earnings per share.
     The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Three Months
	Ended March 31,
	2010	2009
	(Amounts in Thousands)
Weighted-average number of shares outstanding — basic earnings per share	57,811	57,349

Dilutive effect of stock options	1,080	237

Weighted-average number of shares outstanding — diluted earnings per share	58,891	57,586

     For the three months ended March 31, 2010 and 2009, potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 3.5 million and 4.5 million, respectively.
Note 5 — Goodwill and other intangible assets
     As required under ASC Topic 350, the Company performs an annual assessment of its goodwill and other intangible assets to determine if the carrying value exceeds the fair value. Additionally, the guidance requires an immediate impairment assessment if a change in circumstances can materially negatively affect the fair value of the intangible assets. For the three months ended March 31, 2010 and 2009, there were no impairment charges relating to goodwill and indefinite-lived intangible assets. The Company will perform its annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of 2010.
     The Company utilized Level 2 inputs as described in “Note 8 — Fair value measurements” to determine fair value relating to goodwill and intangible assets.

Note 6 — Long-term debt
     Long-term debt consisted of the following:

	March 31,	December 31,
	2010	2009
	(Amounts in Thousands)
Senior credit facilities, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:

Revolving loan facility, at variable interest (3.4% at March 31, 2010 and 3.5% at December 31, 2009); as of March 31, 2010, $124.0 million due November 10, 2010; $12.0 million quarterly commitment reductions from December 31, 2010 through June 30, 2012 with remaining balance of loans due August 10, 2012	$620,000	$655,000
Term loan facility, at variable interest (3.5% at March 31, 2010 and 3.5% at December 31, 2009); $1.0 million principal payments due quarterly through September 30, 2011; $94.3 million principal payments due quarterly from December 31, 2011 through November 10, 2012	383,000	384,000

Senior notes, unsecured, 9.25% fixed interest, payable semi-annually on June 1 and December 1, principal due June 1, 2014 (net of $12,065 and $12,779 discount at March 31, 2010 and December 31, 2009, respectively)	637,935	637,221
Other	717	907

	1,641,652	1,677,128
Less: Current maturities	(128,207)	(135,389)

	$1,513,445	$1,541,739

Credit facility
     The Company’s senior secured credit facility (the “Credit Facility”) currently includes a $750.0 million revolving loan facility with a portion maturing in November 2010 and the remaining portion maturing in August 2012 and a $383.0 million term loan facility maturing in November 2012.
     In November 2009, the Company entered into an Extending Revolving Loan Commitment Agreement (the “Extending Commitment Agreement”) that effectively extended the original maturity date of a portion of the revolving loan facility. Pursuant to the Extending Commitment Agreement, an aggregate of $600.0 million of revolving loan commitments maturing November 10, 2010 were replaced by new extending revolving loan commitments maturing August 10, 2012.
     After giving effect to the Extending Commitment Agreement, the Company has $150.0 million of non-extending revolving loan commitments maturing in November 2010, under which $124.0 million of loans were outstanding as of March 31, 2010, and $600.0 million of extending revolving loan commitments maturing in August 2012, under which $496.0 million of loans were outstanding as of March 31, 2010.

     The borrowing under the term loan facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 325 basis points or the base rate plus 225 basis points, at the Company’s option. The non-extending revolving loans’ LIBOR margin is subject to adjustment between 200 and 300 basis points and the base rate margin is subject to adjustment between 100 and 200 basis points, in each case depending on the Company’s leverage ratio as defined in the Credit Facility. The commitment fee on the non-extending revolving loan commitments ranges from 25 to 50 basis points, depending on the leverage ratio. The interest rate margin for the extending revolving loans ranges from 0.125 percentage point to 0.50 percentage point higher than the applicable margin for the non-extending revolving loans, depending on the Company’s leverage ratio. The commitment fee for the extending revolving loan commitments is 0.125 percentage point higher than that for the non-extending revolving loan commitments. In the case of LIBOR-based loans, the Company has the option of selecting a one-, two-, three- or six-month interest period. The Company also has the option to select a nine- or 12-month interest period if agreed to by all Credit Facility lenders. Interest is payable at the earlier of three months from the borrowing date or upon expiration of the interest period selected.
     All mandatory principal payments have been made through March 31, 2010. As of March 31, 2010, the amount of the revolving loan facility available for borrowing was $125.6 million, after giving effect to $4.4 million of outstanding letters of credit.
Senior unsecured notes
     In May 2009, the Company completed private offerings of $650.0 million aggregate principal amount of 9 1/4% Senior Notes due 2014 (the “Notes”). Of the total, $500.0 million principal amount of the Notes were sold at a price of 97.097% of the principal amount and $150.0 million principal amount of the Notes were sold at a price of 100% of the principal amount. The Company used the net proceeds from the sale of the Notes (approximately $620.0 million, after deducting discounts and expenses) to repay a portion of the revolving loan indebtedness outstanding under the Credit Facility. Simultaneously, the Company terminated $650.0 million of revolving loan commitments under the Credit Facility.
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
     The Guarantors have jointly and severally, and fully and unconditionally, guaranteed the Notes. Each of the Guarantors is a wholly owned subsidiary of ACI, and the Guarantors constitute substantially all of ACI’s direct and indirect subsidiaries. ACI is a holding company with no operations or material assets independent of those of the Guarantors, other than its investment in the Guarantors, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity on a consolidated basis of the Company. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to ACI in the form of cash dividends, loans or advances.

Debt covenants
     The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of March 31, 2010, the Company was required to maintain a leverage ratio, calculated as consolidated debt divided by EBITDA (as defined) for the prior four full fiscal quarters, of no more than 6.00:1, and a senior leverage ratio, calculated as consolidated senior debt divided by EBITDA for the prior four full fiscal quarters, of no more than 5.75:1. As of March 31, 2010 and December 31, 2009, the Company’s leverage ratio was 4.93:1 and 4.87:1, respectively. The senior leverage ratio as of March 31, 2010 and December 31, 2009 was 4.92:1 and 4.87:1, respectively.
     The Indenture governing the Notes contains covenants that limit the Company’s and its Restricted Subsidiaries’ (as defined in the Indenture) ability to, among other things, (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create liens on assets, (iv) merge or consolidate with another company or sell all or substantially all assets and (v) enter into transactions with affiliates. In addition, pursuant to the Indenture, if the Company experiences certain changes of control, each holder of the Notes can require the Company to repurchase all or a portion of such holder’s outstanding Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the repurchase date.
     As of March 31, 2010 and December 31, 2009, the Company was in compliance with all applicable covenants.
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

     The following table presents the principal terms, fair value and balance sheet classification of the Company’s derivative financial instruments as of March 31, 2010 and December 31, 2009 (dollars in thousands):

			Fair Value of Liability
		Fixed
	Notional	Rate	March 31,	December 31,		Balance Sheet
Effective Date	Amount (1)	Paid	2010	2009	Maturity Date	Classification
July 18, 2008	$500,000	3.20%	$4,337	$7,747	July 19, 2010	Accrued liabilities
October 20, 2008	490,000	2.98%	3,930	7,512	July 19, 2010	Accrued liabilities

	$990,000		$8,267	$15,259

(1)	The original notional amount of $600.0 million for the October 20, 2008 swap was reduced by $35.0 million in the first quarter of 2010 and $75.0 million in 2009 as a result of the reduction of revolving loan commitments under the Credit Facility.
     For the three months ended March 31, 2010, the swaps increased the Company’s interest expense by $8.0 million. During the next 12 months, the Company estimates that an additional $9.1 million will be reclassified as an increase to interest expense.
     In March 2010, the Company repaid $35.0 million of the principal balance outstanding under the revolving credit facility. As a result, the Company terminated $35.0 million of the October 20, 2008 swap. The termination cost of $0.3 million is being amortized to interest expense ratably over the remaining term of the swap. The Company concluded this termination did not impact the overall effectiveness of the swaps. Accordingly, the Company continued its historical accounting for the swaps.
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

     The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2010 (amounts in thousands):

	Fair Value Measurements Using:
	Quoted Market Prices	Significant Other	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Deferred compensation plan assets	$—	$17,157	$—

Liabilities:
Interest rate swap contracts	$—	$8,267	$—
Deferred compensation plan liabilities	$—	$13,017	$—
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
Fair value of long-term debt
     The estimated fair value of the Company’s long-term debt at March 31, 2010 was approximately $1.668 billion, versus its book value of $1.642 billion. The estimated fair value of the Company’s long-term debt at December 31, 2009 was approximately $1.704 billion, versus its book value of $1.677 billion. The estimated fair value of the Notes and the term loan facility debt was based on quoted market prices on or about March 31, 2010 and December 31, 2009. The estimated fair value of the revolving loan facility debt was based on its bid price on or about March 31, 2010 and December 31, 2009.
Note 9 — Stock-based compensation
     The Company accounts for its stock-based compensation in accordance with ASC Topic 718. Stock-based compensation expense totaled $4.2 million and $2.5 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, no associated future income tax benefit was recognized and $0.1 million was recognized during the three months ended March 31, 2009. As of March 31, 2010, there was approximately $25.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years.
     The weighted-average fair value at the grant date of options granted during the quarter ended March 31, 2010 and 2009 was $6.73 and $5.71, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Weighted-average assumptions:
Expected stock price volatility	50.2%	62.9%
Risk-free interest rate	2.4%	1.5%
Expected option life (years)	4.5	4.2
Expected annual dividend yield	2.3%	1.9%
     Stock option activity during the three months ended March 31, 2010 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(In Thousands)	Price	Term (Years)	(In Thousands)
Outstanding at December 31, 2009	5,090	$20.40
Granted	15	18.34
Exercised	(118)	9.04
Forfeited or expired	(71)	22.84

Outstanding at March 31, 2010	4,916	$20.66	4.5	$9,590

Exercisable at March 31, 2010	3,167	$20.71	3.0	$6,699
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on March 31, 2010. The intrinsic value of a stock option is the excess of the Company’s closing stock price on March 31, 2010 over the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $1.0 million and $0.4 million, respectively.
     The following table summarizes the Company’s unvested stock option activity for the three months ended March 31, 2010:

		Weighted-
	Shares	Average
	(Amounts in	Exercise Price
	Thousands)	(per Share)
Unvested at December 31, 2009	1,780	$20.57
Granted	15	18.34
Vested	(22)	23.53
Forfeited	(24)	18.56

Unvested at March 31, 2010	1,749	$20.56

     The following table summarizes the Company’s unvested restricted stock, restricted stock unit and performance share unit activity for the three months ended March 31, 2010:

		Weighted-
	Shares/Units	Average Grant
	(Amounts in	Date Fair Value
	Thousands)	(per Share/Unit)
Unvested at December 31, 2009	1,453	$17.34
Granted	80	15.71
Vested	(86)	17.55
Forfeited	(9)	15.95

Unvested at March 31, 2010	1,438	$17.24
Note 10 — Income taxes
     At March 31, 2010 and December 31, 2009, unrecognized tax benefits totaled $5.2 million and $5.1 million, respectively. The total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.2 million at March 31, 2010 and $1.1 million at December 31, 2009. As of March 31, 2010, accrued interest and penalties totaled $0.6 million, of which $0.5 million would affect the effective tax rate if recognized.
     For the three months ended March 31, 2010 and 2009, the effective income tax rates were 43.3% and 42.6%, respectively.
     The Company files income tax returns in numerous jurisdictions. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year. With the normal expiration of statutes of limitations, the Company anticipates that the amount of unrecognized tax benefits will decrease by $1.0 million within the next 12 months, of which none would affect the effective tax rate if recognized. The reversal of interest expense related to these unrecognized tax benefits of $0.6 million would impact the effective tax rate if recognized.
Note 11 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At March 31, 2010 and December 31, 2009, the estimated liabilities for unpaid and incurred but not reported claims totaled $11.2 million and $11.1 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.

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
     The following significant factors and trends should be considered in analyzing our operating performance:
•	General Economic Conditions. The weak economic conditions continue to adversely impact the gaming industry and our Company. We believe our guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the credit, investment and housing markets.
•	Ameristar Black Hawk. On July 2, 2009, we implemented positive regulatory changes at our Black Hawk property that extended casino operating hours from 18 hours daily to 24 hours daily, increased the maximum single bet limit from $5 to up to $100 and allowed for additional table games, including roulette and craps. Also, on September 29, 2009, we opened a 536-room luxury hotel and spa featuring upscale furnishings and amenities. The hotel includes a versatile meeting and ballroom center and also has Black Hawk’s only full-service spa and an enclosed rooftop swimming pool with indoor/outdoor whirlpool facilities. Ameristar Black Hawk offers destination resort amenities and services that we believe are unequaled in the Denver gaming market. As a result of these regulatory changes and the opening of the new hotel, first quarter net revenues and operating income increased year-over-year by 81.2% and 98.0%, respectively, and the property increased its first quarter market share on a year-over-year basis from 17.7% to 26.9%.
•	East Chicago Bridge Closure. During the fourth quarter of 2009, the highway bridge near our Ameristar East Chicago property was permanently closed by the Indiana Department of Transportation due to safety concerns. The bridge closure has made access to the property inconvenient for many of our guests and has significantly impacted the property’s admission levels and operating results. As a result, first quarter net revenues and operating income decreased year-over-year by 17.2% and 63.3%, respectively. The decline in business is expected to continue unless and until improved access is developed.
The Indiana Department of Transportation recently announced a plan to make improvements to an alternate route to the Ameristar East Chicago property. These improvements include converting a portion of the route from surface streets to highway and enhancing street lighting and signage. The improvements are scheduled to be completed in two phases, with the initial phase estimated to be completed in late 2010 and the second phase in 2012.
•	Ameristar St. Charles. In early March 2010, a gaming operator opened a new casino facility located in the southeastern portion of St. Louis County, approximately 30 miles from our St. Charles property. The additional competition has adversely affected the financial performance of Ameristar St. Charles and the other facilities operating in the market. The new casino contributed to declines in our property’s net revenues and operating income of 8.9% and 18.7%, respectively, from the prior-year first quarter.
Also in early March 2010, a highway improvement project commenced near our St. Charles property. The construction has resulted in lane restrictions and closures hindering convenient access to the property. We expect the project will have an adverse effect on our market share during the construction period, similar to the disruption we experienced in 2007 during the roadway project that enhanced the primary access to Ameristar St. Charles. The construction is estimated to be completed in September 2010.
•	Debt and Interest Expense. At March 31, 2010, total debt was $1.65 billion. Net repayments totaled $36.2 million during the first quarter of 2010, including a $35.0 million repayment of a portion of the principal balance outstanding under the revolving credit facility. After taking into consideration the repayments, the Company has $124.0 million due in November 2010, with approximately $100 million available for borrowing under the extended portion of the revolving credit facility. The Company intends to repay all 2010 debt maturities with cash from operations and availability under the extended portion of the revolving credit facility. At March 31, 2010, our leverage and senior leverage ratios (each as defined in the senior credit facility) were required to be no more than 6.00:1 and 5.75:1, respectively. As of that date, our leverage ratio and senior leverage ratio were 4.93:1 and 4.92:1, respectively.
Our interest expense has increased significantly as a result of the senior credit facility amendment, senior notes issuance and extension of our revolving loan facility that all took place in 2009. For the first quarter of 2010, consolidated net interest expense increased by $17.5 million compared to prior-year first quarter. Additionally, capitalized interest decreased from $2.2 million for the first quarter of 2009 to $0.3 million in the 2010 first quarter, due to the completion of the Ameristar Black Hawk hotel.

Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2010	2009
Consolidated Cash Flow Information:
Net cash provided by operating activities	$69,786	$69,039

Net cash used in investing activities	$(16,571)	$(50,484)

Net cash used in financing activities	$(41,407)	$(6,543)

Net Revenues:
Ameristar St. Charles	$70,309	$77,172
Ameristar East Chicago	56,020	67,627
Ameristar Kansas City	54,624	60,169
Ameristar Council Bluffs	38,926	42,250
Ameristar Vicksburg	30,651	33,119
Ameristar Black Hawk	36,954	20,396
Jackpot Properties	15,135	15,104

Consolidated net revenues	$302,619	$315,837

Operating Income (Loss):
Ameristar St. Charles	$17,818	$21,915
Ameristar East Chicago	4,599	12,527
Ameristar Kansas City	14,277	16,656
Ameristar Council Bluffs	11,929	12,725
Ameristar Vicksburg	10,086	10,781
Ameristar Black Hawk	7,673	3,875
Jackpot Properties	2,986	3,269
Corporate and other	(16,617)	(12,447)

Consolidated operating income	$52,751	$69,301

Operating Income (Loss) Margins(1):
Ameristar St. Charles	25.3%	28.4%
Ameristar East Chicago	8.2%	18.5%
Ameristar Kansas City	26.1%	27.7%
Ameristar Council Bluffs	30.6%	30.1%
Ameristar Vicksburg	32.9%	32.6%
Ameristar Black Hawk	20.8%	19.0%
Jackpot Properties	19.7%	21.6%
Consolidated operating income margin	17.4%	21.9%

(1)	Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months Ended March 31,
	2010	2009
	(In Thousands, Unaudited)
Casino Revenues:
Slots	$279,895	$287,308
Table games	30,818	31,752
Other	3,826	3,818

Casino revenues	314,539	322,878

Non-Casino Revenues:
Food and beverage	33,261	37,964
Rooms	19,387	14,676
Other	7,729	8,199

Non-casino revenues	60,377	60,839

	374,916	383,717
Less: Promotional Allowances	(72,297)	(67,880)

Total Net Revenues	$302,619	$315,837

     Net Revenues
     Consolidated net revenues for the quarter ended March 31, 2010 decreased $13.2 million, or 4.2%, from the first quarter of 2009. The decrease in consolidated net revenues was primarily attributable to the weak economy, unusually low table games hold percentages, inclement weather conditions and the permanent bridge closure in East Chicago. First quarter 2010 net revenues declined on a year-over-year basis at five of our seven gaming locations, while Jackpot’s net revenues remained flat and Ameristar Black Hawk’s net revenues increased by $16.6 million, or 81.2%, when compared to the first quarter of 2009. Ameristar Black Hawk’s net revenue increase is due to the opening of the new hotel on September 29, 2009 and the implementation of the beneficial regulatory reform on July 2, 2009.
     During the three months ended March 31, 2010, consolidated promotional allowances increased $4.4 million (6.5%) from the corresponding 2009 period. The increase in promotional allowances in the first quarter of 2010 was primarily the result of additional promotional spending related to the new Black Hawk hotel and to encourage guest visitation to our East Chicago property following the bridge closure.
     Operating Income
     In the first quarter of 2010, consolidated operating income decreased $16.6 million, or 23.9%, from the first quarter of 2009, primarily as a result of the revenue declines described above. The consolidated operating income margin declined 4.5 percentage points in the first quarter of 2010 from the corresponding 2009 period due to the factors mentioned above in addition to increased employee benefit costs in the first quarter of 2010.
     For the three months ended March 31, 2010, corporate expense increased $4.2 million, due mostly to increases in stock-based compensation expense of $1.6 million, deferred compensation expense of $1.1 million and health benefits expense of $0.7 million compared to the first quarter of 2009.

     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands, Unaudited)
Interest cost	$34,714	$19,137
Less: Capitalized interest	(274)	(2,222)

Interest expense, net	$34,440	$16,915

Cash paid for interest, net of amounts capitalized	$17,047	$17,270

Weighted-average total debt outstanding	$1,688,038	$1,667,486

Weighted-average interest rate	8.2%	4.8%

     For the quarter ended March 31, 2010, consolidated interest expense, net of amounts capitalized, increased $17.5 million (103.6%) from the 2009 first quarter. The increase is due primarily to higher interest rate add-ons resulting from the senior credit facility amendment, increased interest expense from the issuance of the senior unsecured notes and the incremental interest incurred on the portion of the revolving credit facility that was extended. Additionally, since we have opened the Black Hawk hotel we no longer capitalize the interest on the associated debt, which has caused our net interest expense to rise relative to prior periods.
     Income Taxes
     For the quarters ended March 31, 2010 and 2009, our income tax provision was $8.2 million and $22.2 million, respectively. Our effective income tax rate was 43.3% for the quarter ended March 31, 2010, compared to 42.6% for the corresponding 2009 period.
     Net Income
     For the three months ended March 31, 2010, consolidated net income decreased $19.2 million, or 64.3%, from the first quarter of 2009. The decrease is primarily attributable to the decline in net revenues and the increase in interest expense described above. Diluted earnings per share were $0.18 for the first quarter of 2010, compared to $0.52 in the corresponding 2009 period, based on diluted common shares of 58.9 million and 57.6 million for the quarters ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Three Months Ended March 31,
	2010	2009
	(In Thousands, Unaudited)
Net cash provided by operating activities	$69,786	$69,039

Cash flows from investing activities:
Capital expenditures	(12,379)	(41,820)
Decrease in construction contracts payable	(2,560)	(7,268)
Proceeds from sale of assets	84	140
Increase in deposits and other non-current assets	(1,716)	(1,536)

Net cash used in investing activities	(16,571)	(50,484)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and other borrowings	12,000	24,000
Principal payments of debt	(48,189)	(21,301)
Debt issuance and amendment costs	(131)	(9,670)
Cash dividends paid	(6,068)	—
Proceeds from stock option exercises	1,068	378
Purchases of treasury stock	(87)	(82)
Excess tax benefit from stock option exercises	—	132

Net cash used in financing activities	(41,407)	(6,543)

Net increase in cash and cash equivalents	$11,808	$12,012

     For the three months ended March 31, 2010, net cash provided by operating activities increased $0.7 million from 2009, mostly as a result of changes in several of our working capital assets and liabilities in 2010.
     First quarter 2010 capital expenditures included minor construction projects, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties.
     Capital expenditures during the first three months of 2009 were primarily related to the hotel project at Ameristar Black Hawk that totaled $32.7 million. Other first quarter 2009 capital expenditures included slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties.
     During the first quarter of 2010, our Board of Directors declared a cash dividend of $0.105 per share, which was paid on March 15, 2010. No cash dividend was paid in the first quarter of 2009 due to the temporary suspension of dividend payments following the third quarter of 2008. In April 2009, our Board of Directors reinstituted a cash dividend of $0.105 per share that was paid in the second quarter of 2009.
     During the first quarter of 2010, net debt repayments totaled $36.2 million, including a $35.0 million repayment of a portion of the principal balance outstanding under the revolving credit facility. After taking into consideration the repayments, we have $124.0 million due in November 2010, with approximately $100 million available for borrowing under the extended portion of the revolving credit facility. We intend to repay all 2010 debt maturities with cash from operations and availability under the extended portion of the revolving credit facility. At March 31, 2010, our leverage and senior leverage ratios (each as defined in the senior credit facility) were required to be no more than 6.00:1 and 5.75:1, respectively. As of that date, our leverage ratio and senior leverage ratio were 4.93:1 and 4.92:1, respectively.
     All mandatory principal repayments have been made through March 31, 2010. As of March 31, 2010, the amount of the revolving loan facility available for borrowing was $125.6 million, after giving effect to $4.4 million of outstanding letters of credit.
     In connection with the issuance of the senior unsecured notes and the senior credit facility amendment, we paid one-time fees and expenses totaling approximately $9.7 million during the first three months of 2009, most of which was capitalized and will be amortized over the respective remaining terms of the the senior credit facility.
     Our interest expense has increased significantly as a result of the senior credit facility amendment, senior notes issuance and extension of our revolving loan facility that took place in 2009. For the first quarter of 2010, consolidated net interest expense increased by $17.5 million compared to prior-year first quarter. Additionally, capitalized interest decreased from $2.2 million for the first quarter of 2009 to $0.3 million in the 2010 first quarter, due to the completion of the Ameristar Black Hawk hotel. As a result of our 2009 debt restructuring efforts and the anticipated decrease in capitalized interest, we expect a significant increase in interest expense compared to the prior year.
     In addition to the availability under the senior credit facility, we had $108.3 million of cash and cash equivalents at March 31, 2010, approximately $60.0 million of which were required for daily operations.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. If our existing sources of cash are insufficient to meet our operations and liquidity requirements, we will be required to seek additional financing that would likely be more expensive than our senior credit facility and/or scale back our capital plans or reduce other expenditures. Any loss from service of our properties for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, workers’ compensation and general liability reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and financial performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that,” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facility or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the factors, risks and uncertainties that could affect our future results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facility. Outstanding amounts borrowed under our senior credit facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of March 31, 2010, we had $1.0 billion outstanding under our senior credit facility, bearing interest at variable rates indexed to three-month LIBOR. Since substantially all of this debt is hedged pursuant to interest rate swap agreements (as described in further detail below) and our other debt consists of the Notes that bear interest at a fixed rate, a hypothetical 1% interest rate increase would have no impact on our pre-tax earnings.
     We currently have two interest rate swap agreements, both of which terminate on July 19, 2010. (See “Note 7 — Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for more discussion of the interest rate swaps.) These swaps effectively fix three-month LIBOR on a $1.0 billion notional amount at a weighted-average rate of 3.09%. At March 31, 2010, three-month LIBOR was approximately 0.29%. Therefore, the expiration of these swaps (assuming three-month LIBOR remains constant at its March 31, 2010 level) would result in an annual decrease in interest expense (and an increase in pre-tax earnings) of $27.7 million.
     Assuming we choose not to replace any portion of these swaps upon their expiration on July 19, 2010, we would be exposed to interest rate risk such that an increase, after such date, in LIBOR of 0.5%, 1.0% and 1.5% would result in an increase to annualized interest expense under our senior credit facility (and a decrease to pre-tax earnings) of approximately $5.0 million, $10.0 million and $15.0 million, respectively. However, the net effect of the expiration of the swaps by their terms at such date, together with an increase in LIBOR of 0.5%, 1.0% and 1.5% from its March 31, 2010 level immediately after the expiration of the swaps, would be an annual decrease to interest expense (and increase to pre-tax earnings) of $22.7 million, $17.7 million and $12.7 million, respectively.

     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we have used interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. We do not use derivatives for trading or speculative purposes and do not have any derivatives that are not designated as hedges. We may enter into additional swap transactions or other interest rate protection agreements from time to time in the future. However, the May 2009 refinancing of a substantial portion of our variable-rate debt with the fixed-rate senior unsecured notes reduces our exposure to interest rate risk and may reduce the need for the use of hedging instruments in the future.
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
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter of 2010.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     We incorporate by reference the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

AMERISTAR CASINOS, INC. Registrant
Date: May 10, 2010	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer