Form 10-Q
period 2010-06-30
AMERISTAR CASINOS INC
filed 2010-08-09
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2010, 58,004,472 shares of Common Stock of the registrant were outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	June 30, 2010	December 31,
	(Unaudited)	2009
ASSETS
Current Assets:
Cash and cash equivalents	$97,906	$96,493
Restricted cash	6,425	6,425
Accounts receivable, net	8,044	8,048
Income tax refunds receivable	125	17,404
Inventories	7,052	7,735
Prepaid expenses	15,602	13,212
Deferred income taxes	9,873	13,825

Total current assets	145,027	163,142

Property and Equipment, at cost:
Buildings and improvements	1,897,942	1,890,639
Furniture, fixtures and equipment	558,558	546,565

	2,456,500	2,437,204
Less: accumulated depreciation and amortization	(786,008)	(741,328)

	1,670,492	1,695,876

Land	83,403	83,401
Construction in progress	13,487	18,423

Total property and equipment, net	1,767,382	1,797,700

Goodwill	72,779	94,821
Other intangible assets	12,835	47,546
Deferred income taxes	43,817	20,978
Deposits and other assets	89,755	90,441

TOTAL ASSETS	$2,131,595	$2,214,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,657	$30,294
Construction contracts payable	5,648	8,746
Accrued liabilities	143,969	147,411
Current maturities of long-term debt	123,000	135,389

Total current liabilities	291,274	321,840

Long-term debt, net of current maturities	1,491,369	1,541,739
Deferred compensation and other long-term liabilities	15,496	15,056

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 58,918,007 and 58,573,843 shares; Outstanding — 58,004,375 and 57,730,296 shares	589	586
Additional paid-in capital	271,799	262,582
Treasury stock, at cost (853,132 and 843,547 shares)	(18,745)	(18,590)
Accumulated other comprehensive loss	(1,504)	(16,274)
Retained earnings	81,317	107,689

Total stockholders’ equity	333,456	335,993

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,131,595	$2,214,628

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues:
Casino	$313,120	$315,526	$627,660	$638,404
Food and beverage	32,674	34,808	65,935	72,773
Rooms	20,245	15,810	39,632	30,486
Other	8,453	8,615	16,182	16,814

	374,492	374,759	749,409	758,477
Less: promotional allowances	(81,488)	(65,857)	(153,786)	(133,737)

Net revenues	293,004	308,902	595,623	624,740

Operating Expenses:
Casino	134,102	142,136	269,642	286,480
Food and beverage	15,618	16,580	32,076	33,084
Rooms	4,576	2,102	9,132	4,334
Other	3,301	4,355	6,550	7,747
Selling, general and administrative	58,169	62,050	120,570	115,585
Depreciation and amortization	27,193	26,229	54,805	52,701
Impairment of goodwill	21,438	—	21,438	—
Impairment of other intangible assets	34,600	—	34,600	—
Impairment of fixed assets	4	42	4	95
Net loss (gain) on disposition of assets	1	(170)	53	(165)

Total operating expenses	299,002	253,324	548,870	499,861

(Loss) income from operations	(5,998)	55,578	46,753	124,879

Other Income (Expense):
Interest income	112	125	224	269
Interest expense, net of capitalized interest	(34,059)	(25,602)	(68,499)	(42,517)
Loss on early retirement of debt	—	(5,210)	—	(5,210)
Other	(722)	1,028	(301)	583

(Loss) Income Before Income Tax (Benefit) Provision	(40,667)	25,919	(21,823)	78,004
Income tax (benefit) provision	(15,775)	11,639	(7,609)	33,823

Net (Loss) Income	$(24,892)	$14,280	$(14,214)	$44,181

(Loss) Earnings Per Share:
Basic	$(0.43)	$0.25	$(0.25)	$0.77

Diluted	$(0.43)	$0.25	$(0.25)	$0.76

Cash Dividends Declared Per Share	$0.11	$0.11	$0.21	$0.11

Weighted-Average Shares Outstanding:
Basic	58,005	57,483	57,908	57,411

Diluted	58,005	58,237	57,908	57,947

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$(14,214)	$44,181

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	54,805	52,701
Amortization of debt discount and deferred financing costs	5,612	2,504
Loss on early retirement of debt	—	5,210
Stock-based compensation expense	7,279	5,182
Impairment of goodwill	21,438	—
Impairment of other intangible assets	34,600	—
Impairment of fixed assets	4	95
Net loss (gain) on disposition of assets	53	(165)
Net change in deferred income taxes	(18,175)	18,779
Excess tax benefit from stock option exercises	—	(132)
Net change in fair value of swap agreements	841	(1,488)
Net change in deferred compensation liability	632	(2,131)
Changes in operating assets and liabilities:
Accounts receivable, net	4	3,558
Income tax refunds receivable	17,279	(1,544)
Inventories	683	528
Prepaid expenses	(2,390)	(9,520)
Accounts payable	(11,637)	(5,500)
Income taxes payable	—	(3,431)
Accrued liabilities	10,487	17,377

Net cash provided by operating activities	107,301	126,204

Cash Flows from Investing Activities:
Capital expenditures	(24,532)	(77,384)
Decrease in construction contracts payable	(3,098)	(15,229)
Proceeds from sale of assets	101	428
Increase in deposits and other non-current assets	(3,662)	(4,219)

Net cash used in investing activities	(31,191)	(96,404)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	12,000	659,485
Principal payments of debt	(76,194)	(642,344)
Debt issuance and amendment costs	(131)	(22,484)
Cash dividends paid	(12,157)	(6,038)
Proceeds from stock option exercises	1,940	1,897
Purchases of treasury stock	(155)	(144)
Excess tax benefit from stock option exercises	—	132

Net cash used in financing activities	(74,697)	(9,496)

Net Increase in Cash and Cash Equivalents	1,413	20,304

Cash and Cash Equivalents — Beginning of Period	96,493	73,726

Cash and Cash Equivalents — End of Period	$97,906	$94,030

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$63,750	$37,707

Cash (received) paid for federal and state income taxes, net of refunds received	$(7,684)	$19,025

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
     The Company has evaluated certain events and transactions occurring after June 30, 2010 and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in its accompanying consolidated financial statements for the period ended June 30, 2010.

Note 2 — Accounting pronouncements
Recently adopted accounting pronouncements
ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
     The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Standard is effective for reporting periods beginning after December 15, 2009. The Company adopted ASU No. 2010-06 in the first quarter of 2010. The adoption of this Topic did not have a material impact on the consolidated financial statements.
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
Note 3 — Stockholders’ equity
     Changes in stockholders’ equity for the six months ended June 30, 2010 were as follows:

(Amounts in Thousands)
Balance at December 31, 2009	$335,993
Net loss	(14,214)
Dividends	(12,157)
Stock-based compensation	7,279
Change in accumulated other comprehensive income	14,770
Proceeds from exercise of stock options	1,940
Shares remitted for tax withholding	(155)

Balance at June 30, 2010	$333,456

     Total comprehensive income for the six months ended June 30, 2010 and 2009 was $0.6 million and $46.5 million, respectively.
Note 4 — Earnings (loss) per share
     The Company calculates earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) Topic 260. Basic earnings (loss) per share are computed by dividing reported earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the 2009 periods presented, all outstanding options with an exercise price lower than the market price have been included in the calculation of diluted earnings per share. For the 2010 periods presented, diluted loss per share excludes the additional dilution from all potentially dilutive securities such as stock options and restricted stock units.
     The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Amounts in Thousands)
Weighted-average number of shares outstanding - basic earnings (loss) per share	58,005	57,483	57,908	57,411

Dilutive effect of stock options	—	754	—	536

Weighted-average number of shares outstanding - diluted earnings (loss) per share	58,005	58,237	57,908	57,947

     For the three months ended June 30, 2010 and 2009, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 3.1 million and 3.0 million, respectively. Anti-dilutive stock options for the six months ended June 30, 2010 and 2009 totaled 3.1 million and 3.2 million, respectively.
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
     During the second quarter of 2010, the Company assessed its intangible assets at Ameristar East Chicago for impairment due to the significant reduction in the property’s actual operating results and forecasted future results following the closure of a bridge near the property in November 2009. As a result, during the second quarter of 2010, the Company recorded a total of $56.0 million in non-cash impairment charges relating to the goodwill and gaming license acquired in the purchase of the East Chicago property. The impairment charges reduced the carrying value of goodwill by $21.4 million and the gaming license by $34.6 million. For the three months and six months ended June 30, 2009, there were no impairment charges relating to goodwill and indefinite-lived intangible assets. The Company will perform its annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of 2010.
     The Company utilized Level 2 inputs as described in “Note 8 — Fair value measurements” to determine fair value relating to goodwill and intangible assets.

Note 6 — Long-term debt
     Long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
	(Amounts in Thousands)
Senior credit facilities, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:

Revolving loan facility, at variable interest (3.5% at June 30, 2010 and 3.5% at December 31, 2009); as of June 30, 2010, $118.6 million due November 10, 2010; $12.0 million quarterly commitment reductions from December 31, 2010 through June 30, 2012 with remaining balance of loans due August 10, 2012	$593,000	$655,000
Term loan facility, at variable interest (3.6% at June 30, 2010 and 3.5% at December 31, 2009); $1.0 million principal payments due quarterly through September 30, 2011; $94.3 million principal payments due quarterly from December 31, 2011 through November 10, 2012	382,000	384,000

Senior notes, unsecured, 9.25% fixed interest, payable semi-annually on June 1 and December 1, principal due June 1, 2014 (net of $11,344 and $12,779 discount at June 30, 2010 and December 31, 2009, respectively)	638,656	637,221

Other	713	907

	1,614,369	1,677,128

Less: Current maturities	(123,000)	(135,389)

	$1,491,369	$1,541,739

Credit facility
     The Company’s senior secured credit facility (the “Credit Facility”) currently includes a $750.0 million revolving loan facility with a portion maturing in November 2010 and the remaining portion maturing in August 2012 and a $382.0 million term loan facility maturing in November 2012.
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
     After giving effect to the Extending Commitment Agreement, the Company has $150.0 million of non-extending revolving loan commitments maturing in November 2010, under which $118.6 million of loans were outstanding as of June 30, 2010, and $600.0 million of extending revolving loan commitments maturing in August 2012, under which $474.4 million of loans were outstanding as of June 30, 2010.

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
     All mandatory principal payments have been made through June 30, 2010. As of June 30, 2010, the amount of the revolving loan facility available for borrowing was $152.9 million, after giving effect to $4.1 million of outstanding letters of credit. Subsequent to June 30, 2010, the Company made an additional repayment of $16.0 million of the principal balance outstanding under the revolving credit facility.
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
     The terms of the Notes are governed by an indenture (the “Indenture”). Interest on the Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Notes mature on June 1, 2014. The Notes and the guarantees of the Notes are senior unsecured obligations of the Company and certain of its subsidiaries (the “Guarantors”), respectively, and rank equally with or senior to, in right of payment, all existing or future unsecured indebtedness of the Company and each Guarantor, respectively, but will be effectively subordinated in right of payment to the Credit Facility indebtedness and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.
     The Guarantors have jointly and severally, and fully and unconditionally, guaranteed the Notes. Each of the Guarantors is a wholly owned subsidiary of ACI, and the Guarantors constitute substantially all of ACI’s direct and indirect subsidiaries. ACI is a holding company with no operations or material assets independent of those of the Guarantors and, other than its investment in the Guarantors, the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity on a consolidated basis of the Company. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable corporate statutes, there are no restrictions on the ability of the Guarantors to transfer funds to ACI in the form of cash dividends, loans or advances.

Debt covenants
     The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of June 30, 2010, the Company was required to maintain a leverage ratio, calculated as consolidated debt divided by EBITDA (as defined) for the prior four full fiscal quarters, of no more than 6.00:1, and a senior leverage ratio, calculated as consolidated senior debt divided by EBITDA for the prior four full fiscal quarters, of no more than 5.50:1. As of June 30, 2010 and December 31, 2009, the Company’s leverage ratio was 4.95:1 and 4.87:1, respectively. The senior leverage ratio as of June 30, 2010 and December 31, 2009 was also 4.95:1 and 4.87:1, respectively.
     The Indenture governing the Notes contains covenants that limit the Company’s and its Restricted Subsidiaries’ (as defined in the Indenture) ability to, among other things, (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create liens on assets, (iv) merge or consolidate with another company or sell all or substantially all assets and (v) enter into transactions with affiliates. In addition, pursuant to the Indenture, if ACI experiences certain changes of control, each holder of the Notes can require ACI to repurchase all or a portion of such holder’s outstanding Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the repurchase date.
     As of June 30, 2010 and December 31, 2009, the Company was in compliance with all applicable covenants.
Note 7 — Derivative instruments and hedging activities
     From time to time, the Company seeks to manage interest rate risk associated with variable rate borrowings through the use of derivative instruments designated as cash flow hedges.
     In 2008, the Company entered into two forward interest rate swaps with two different commercial banks to fix the interest rate on certain LIBOR-based borrowings under the Credit Facility. Both swaps were designated as cash flow hedges and matured on July 19, 2010. Pursuant to each of the interest rate swap agreements, the Company was obligated to make quarterly fixed rate payments to the counterparty, while the counterparty was obligated to make quarterly floating rate payments to the Company based on three-month LIBOR on the same notional amount.
     The following table presents the principal terms, fair value and balance sheet classification of the Company’s derivative financial instruments as of June 30, 2010 and December 31, 2009 (dollars in thousands):

			Fair Value of Liability
Effective Date	Notional Amount (1)	Fixed Rate Paid	June 30, 2010	December 31, 2009	Maturity Date	Balance Sheet Classification

July 18, 2008	$500,000	3.20%	$717	$7,747	July 19, 2010	Accrued liabilities
October 20, 2008	463,000	2.98%	613	7,512	July 19, 2010	Accrued liabilities

	$963,000		$1,330	$15,259

(1)	The original notional amount of $600.0 million for the October 20, 2008 swap was reduced by $62.0 million in the first half of 2010 and $75.0 million in 2009 as a result of the reduction of revolving loan commitments under the Credit Facility.

     For the six months ended June 30, 2010, the swaps increased the Company’s interest expense by $15.3 million. During the next 12 months, the Company estimates that an additional $1.5 million will be reclassified as an increase to interest expense.
     During the six months ended June 30, 2010, the Company repaid $62.0 million of the principal balance outstanding under the revolving credit facility. As a result, the Company terminated $62.0 million of the October 20, 2008 swap in the first half of 2010. The Company concluded this termination did not impact the overall effectiveness of the swaps. Accordingly, the Company continued its historical accounting for the swaps. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
     The Company may enter into additional swap transactions or other interest rate protection agreements in the future, although it has no current intention to do so.
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
     The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2010 (amounts in thousands):

	Fair Value Measurements Using:
	Quoted Market	Significant Other	Significant
	Prices in Active	Observable Inputs	Unobservable Inputs
	Markets (Level 1)	(Level 2)	(Level 3)

Assets:
Deferred compensation plan assets	$—	$16,435	$—

Liabilities:
Interest rate swap contracts	$—	$1,330	$—
Deferred compensation plan liabilities	$—	$12,598	$—
     The valuation techniques used to measure the fair value of the Company’s interest rate swap contracts, which are with counterparties that have high credit ratings, were derived from pricing models, such as discounted cash flow techniques. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves. The fair value of the deferred compensation assets is based on the cash-surrender value of rabbi trust-owned life insurance policies, which are invested in variable life insurance separate accounts that are similar to mutual funds. These investments are in the same accounts and purchased in substantially the same amounts as the deferred compensation plan participants’ selected investments, which represent the underlying liabilities to participants. Liabilities under the deferred compensation plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.
Fair value of long-term debt
     The estimated fair value of the Company’s long-term debt at June 30, 2010 was approximately $1.616 billion, versus its book value of $1.614 billion. The estimated fair value of the Company’s long-term debt at December 31, 2009 was approximately $1.704 billion, versus its book value of $1.677 billion. The estimated fair value of the Notes and the term loan facility debt was based on quoted market prices on or about June 30, 2010 and December 31, 2009. The estimated fair value of the revolving loan facility debt was based on its bid price on or about June 30, 2010 and December 31, 2009.
Note 9 — Stock-based compensation
     The Company accounts for its stock-based compensation in accordance with ASC Topic 718. Stock-based compensation expense totaled $3.1 million and $2.6 million for the three months ended June 30, 2010 and 2009, respectively. During the first six months of 2010 and 2009, stock-based compensation expense was $7.3 million and $5.2 million, respectively. During the six months ended June 30, 2010, no associated future income tax benefit was recognized and $0.1 million was recognized during the six months ended June 30, 2009. As of June 30, 2010, there was approximately $22.7 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.
     The weighted-average fair value at the grant date of stock options granted during the quarter ended June 30, 2010 was $5.58. There were no options granted during the second quarter of 2009. During the six months ended June 30, 2010 and 2009, the weighted-average fair value of options granted was $6.40 and $5.06, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted-average assumptions:
Expected stock price volatility	51.7%	*	50.6%	62.9%
Risk-free interest rate	1.7%	*	2.2%	1.5%
Expected option life (years)	4.5	*	4.5	4.2
Expected annual dividend yield	2.5%	*	2.4%	1.9%

*	The Company did not grant any options during the quarter ended June 30, 2009.

     Stock option activity during the six months ended June 30, 2010 was as follows:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual Term	Value
	(In Thousands)	Price	(Years)	(In Thousands)
Outstanding at December 31, 2009	5,090	$20.40
Granted	21	17.47
Exercised	(236)	8.23
Forfeited or expired	(442)	20.30

Outstanding at June 30, 2010	4,433	$21.08	4.6	$4,195

Exercisable at June 30, 2010	2,760	$21.38	3.1	$2,918
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on June 30, 2010. The intrinsic value of a stock option is the excess of the Company’s closing stock price on June 30, 2010 over the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $2.3 million and $2.2 million, respectively.
     The following table summarizes the Company’s unvested stock option activity for the six months ended June 30, 2010:

		Weighted-Average
	Shares	Exercise Price (per
	(Amounts in Thousands)	Share)
Unvested at December 31, 2009	1,780	$20.57
Granted	21	17.47
Vested	(57)	21.92
Forfeited	(71)	19.83

Unvested at June 30, 2010	1,673	$20.59
     The following table summarizes the Company’s unvested restricted stock unit and performance share unit activity for the six months ended June 30, 2010:

		Weighted-Average
	Units	Grant Date Fair
	(Amounts in Thousands)	Value (per Unit)
Unvested at December 31, 2009	1,453	$17.34
Granted	88	15.68
Vested	(141)	15.09
Forfeited	(52)	15.42

Unvested at June 30, 2010	1,348	$17.54

Note 10 — Income taxes
     At June 30, 2010 and December 31, 2009, unrecognized tax benefits totaled $5.3 million and $5.1 million, respectively. The total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.2 million at June 30, 2010 and $1.1 million at December 31, 2009. As of June 30, 2010, accrued interest and penalties totaled $0.6 million, of which $0.4 million would affect the effective tax rate if recognized.
     The effective income tax rate was 38.8% for the quarter ended June 30, 2010, compared to 44.9% for the same period in 2009. For the six months ended June 30, 2010 and 2009, the effective income tax rates were 34.9% and 43.4%, respectively.
     In connection with the impairment of intangible assets at Ameristar East Chicago, the Company recorded a deferred tax benefit of $22.8 million during the second quarter of 2010. The tax effect of the impairment was reflected in the effective income tax rate for the six months ended June 30, 2010.
     The Company files income tax returns in numerous jurisdictions. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year. With the normal expiration of statutes of limitations, the Company anticipates that the amount of unrecognized tax benefits will decrease by $1.8 million within the next 12 months, of which $0.2 million would affect the effective tax rate if recognized.
Note 11 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At June 30, 2010 and December 31, 2009, the estimated liabilities for unpaid and incurred but not reported claims totaled $10.4 million and $11.1 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.

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
     The following significant factors and trends should be considered in analyzing our operating performance:
•	General Economic Conditions. The weak economic conditions continue to adversely impact the gaming industry and our Company. We believe our guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the credit, investment and housing markets.

•	Ameristar Black Hawk. On July 2, 2009, we implemented positive regulatory changes at our Black Hawk property that extended casino operating hours from 18 hours daily to 24 hours daily, increased the maximum single bet limit from $5 to up to $100 and allowed for additional table games, including roulette and craps. Also, on September 29, 2009, we opened a 536-room luxury hotel and spa featuring upscale furnishings and amenities. The hotel includes a versatile meeting and ballroom center and has Black Hawk’s only full-service spa and an enclosed rooftop swimming pool with indoor/outdoor whirlpool facilities. Ameristar Black Hawk offers destination resort amenities and services that we believe are unequaled in the Denver gaming market. As a result of these regulatory changes and the opening of the new hotel, second quarter net revenues and operating income increased year-over-year by 81.7% and 358.7%, respectively, and the property increased its second quarter market share on a year-over-year basis from 18.4% to 26.7%.

•	East Chicago Bridge Closure and Intangible Asset Impairment. During the fourth quarter of 2009, the highway bridge near our Ameristar East Chicago property was permanently closed by the Indiana Department of Transportation due to safety concerns. The bridge closure has made access to the property inconvenient for many of our guests and has significantly impacted the property’s admission levels and operating results. As a result, in the fourth quarter of 2009, we recorded a non-cash impairment charge of $111.7 million ($66.2 million on an after-tax basis) for the goodwill related to our East Chicago property acquisition.
The bridge closure continues to significantly impact our business, resulting in a year-over-year decrease in second quarter net revenues of 25.6%. In the second quarter of 2010, we recorded an additional non-

cash impairment charge of $56.0 million ($33.2 million on an after-tax basis) for the goodwill and gaming license. The adverse business impact is expected to continue unless and until improved access to the property is developed.
The Indiana Department of Transportation recently announced a plan to make improvements to an alternate route to the Ameristar East Chicago property. These improvements include converting a portion of the route from surface streets to highway and enhancing street lighting and signage. The improvements are scheduled to be completed in two phases, with the initial phase estimated to be completed in late 2010 and the second phase in mid-2012.

•	Ameristar St. Charles. In early March 2010, a gaming operator opened a new casino facility located in the southeastern portion of St. Louis County, approximately 30 miles from our St. Charles property. The additional competition has adversely affected the financial performance of Ameristar St. Charles and the other facilities operating in the market. The new casino contributed to declines in our property’s net revenues and operating income of 11.6% and 17.5%, respectively, from the prior-year second quarter.

•	Debt and Interest Expense. At June 30, 2010, total debt was $1.61 billion. Net repayments totaled $28.0 million during the second quarter of 2010, including a $27.0 million repayment of a portion of the principal balance outstanding under the revolving credit facility. After taking into consideration the repayments, we have $118.6 million due in November 2010, with approximately $122 million available for borrowing under the extended portion of the revolving credit facility. We intend to repay all 2010 debt maturities with cash from operations and availability under the extended portion of the revolving credit facility. At June 30, 2010, our leverage and senior leverage ratios (each as defined in the senior credit facility) were required to be no more than 6.00:1 and 5.50:1, respectively. As of that date, our leverage ratio and senior leverage ratio were each 4.95:1.

Our interest expense has increased significantly as a result of the senior credit facility amendment, senior notes issuance and extension of our revolving loan facility that all took place in 2009. For the second quarter of 2010, consolidated net interest expense increased by $8.5 million compared to the prior-year second quarter. Additionally, capitalized interest decreased from $2.4 million for the second quarter of 2009 to $0.2 million in the 2010 second quarter, due to the completion of the Ameristar Black Hawk hotel. As a result of the expiration of the interest rate swaps on July 19, 2010, we expect a decrease in interest expense compared to prior periods.

Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Consolidated Cash Flow Information:
Net cash provided by operating activities	$37,515	$57,165	$107,301	$126,204

Net cash used in investing activities	$(14,620)	$(45,920)	$(31,191)	$(96,404)

Net cash used in financing activities	$(33,290)	$(2,953)	$(74,697)	$(9,496)

Net Revenues:
Ameristar St. Charles	$64,791	$73,311	$135,100	$150,483
Ameristar East Chicago	50,959	68,495	106,979	136,122
Ameristar Kansas City	55,421	58,656	110,045	118,826
Ameristar Council Bluffs	38,456	39,989	77,382	82,239
Ameristar Vicksburg	29,503	31,026	60,154	64,145
Ameristar Black Hawk	37,510	20,649	74,464	41,045
Jackpot Properties	16,364	16,776	31,499	31,880

Consolidated net revenues	$293,004	$308,902	$595,623	$624,740

Operating Income (Loss):
Ameristar St. Charles	$13,636	$16,523	$31,454	$38,438
Ameristar East Chicago	(54,525)	11,055	(49,926)	23,582
Ameristar Kansas City	14,423	15,951	28,700	32,607
Ameristar Council Bluffs	11,895	11,482	23,824	24,207
Ameristar Vicksburg	8,931	8,493	19,017	19,274
Ameristar Black Hawk	9,155	1,996	16,828	5,871
Jackpot Properties	3,451	4,032	6,437	7,301
Corporate and other	(12,964)	(13,954)	(29,581)	(26,401)

Consolidated operating (loss) income	$(5,998)	$55,578	$46,753	$124,879

Operating Income (Loss) Margins(1):
Ameristar St. Charles	21.0%	22.5%	23.3%	25.5%
Ameristar East Chicago	-107.0%	16.1%	-46.7%	17.3%
Ameristar Kansas City	26.0%	27.2%	26.1%	27.4%
Ameristar Council Bluffs	30.9%	28.7%	30.8%	29.4%
Ameristar Vicksburg	30.3%	27.4%	31.6%	30.0%
Ameristar Black Hawk	24.4%	9.7%	22.6%	14.3%
Jackpot Properties	21.1%	24.0%	20.4%	22.9%
Consolidated operating (loss) income margin	-2.0%	18.0%	7.8%	20.0%

(1)	Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
		(In Thousands, Unaudited)
Casino Revenues:
Slots	$277,267	$276,939	$557,162	$564,247
Table games	32,836	34,995	63,654	66,747
Other	3,017	3,592	6,844	7,410

Casino revenues	313,120	315,526	627,660	638,404

Non-Casino Revenues:
Food and beverage	32,674	34,808	65,935	72,773
Rooms	20,245	15,810	39,632	30,486
Other	8,453	8,615	16,182	16,814

Non-casino revenues	61,372	59,233	121,749	120,073

Less: Promotional Allowances	(81,488)	(65,857)	(153,786)	(133,737)

Total Net Revenues	$293,004	$308,902	$595,623	$624,740

     Net Revenues
     Consolidated net revenues for the quarter ended June 30, 2010 decreased $15.9 million, or 5.1%, from the second quarter of 2009. The decrease in consolidated net revenues was primarily attributable to the weak economy, the bridge closure in East Chicago and increased competition that opened in the first quarter of 2010 in our St. Charles market. Second quarter 2010 net revenues declined on a year-over-year basis at six of our seven gaming locations while Ameristar Black Hawk’s net revenues increased by $16.9 million, or 81.7%, when compared to second quarter 2009. Ameristar Black Hawk’s net revenue increase is due to the opening of the new hotel on September 29, 2009 and the implementation of the beneficial regulatory reform on July 2, 2009.
     During the three months ended June 30, 2010, consolidated promotional allowances increased $15.6 million (23.7%) from the corresponding 2009 period. The increase in promotional allowances was primarily the result of additional promotional spending related to the new hotel in Black Hawk and our efforts to attract guests to our East Chicago property following the bridge closure.
     For the six months ended June 30, 2010, consolidated net revenues decreased $29.1 million, or 4.7%, from the corresponding 2009 period. During the first six months of 2010, net revenues declined from the corresponding 2009 period by 21.4% at Ameristar East Chicago, 10.2% at Ameristar St. Charles, 7.4% at Ameristar Kansas City, 6.2% at Ameristar Vicksburg, 5.9% at Ameristar Council Bluffs and 1.2% at our Jackpot properties. We believe the weak economic conditions, the bridge closure in East Chicago, the increased competition in our St. Charles market, unusually low table games hold percentages and inclement weather conditions adversely impacted financial results throughout the first half of 2010. The decline in net revenues at our properties was partially mitigated by the performance of Ameristar Black Hawk. Our Black Hawk property’s net revenues increased by $33.4 million, or 81.4%, for the first six months of 2010 when compared to the corresponding 2009 period. The increase is attributable to the opening of the new hotel and implementation of the beneficial regulatory reform as noted above.
     For the six months ended June 30, 2010, consolidated promotional allowances increased 15.0% from the same 2009 period as a result of the factors mentioned above.

     Operating Income (Loss)
     In the second quarter of 2010, consolidated operating income decreased $61.6 million, or 110.8%, from the second quarter of 2009, primarily as a result of the non-cash impairment charge of $56.0 million recorded in the second quarter of 2010 that eliminates the remaining net book value of goodwill associated with the acquisition of the East Chicago property and reduces the carrying value of the property’s gaming license to $12.6 million. Ameristar St. Charles’ operating income decreased by $2.9 million, or 17.5%, when compared to second quarter 2009. This is mainly the result of the new competitor entering the St. Charles market in the first quarter of 2010. The improved performance of Ameristar Black Hawk tempered the year-over-year decline in the second quarter 2010 consolidated operating income. Ameristar Black Hawk’s operating income increased by $7.2 million, or 358.7%, when compared to second quarter 2009 due to the benefit of the new hotel and regulatory reform described above. Also, during the second quarter of 2010, operating income increased from the corresponding 2009 period by 5.2% at Ameristar Vicksburg and 3.6% at Ameristar Council Bluffs, indicating these properties are continuing to operate efficiently despite slight declines in net revenues.
     For the three months ended June 30, 2010, corporate expense declined $1.0 million, or 7.1%, due mostly to a decrease in benefits expense in the second quarter of 2010.
     For the six months ended June 30, 2010, our operating income was $46.8 million, compared to $124.9 million for the corresponding 2009 period. The decrease is primarily attributable to the $56.0 million non-cash impairment charge recorded in the second quarter of 2010 and the new competition entering the St. Charles market. Ameristar Black Hawk’s operating income increased by $11.0 million, or 186.6%, due to the factors mentioned above.
     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Dollars in Thousands, Unaudited)
Interest cost	$34,216	$27,968	$68,929	$47,105
Less: Capitalized interest	(157)	(2,366)	(430)	(4,588)

Interest expense, net	$34,059	$25,602	$68,499	$42,517

Cash paid for interest, net of amounts capitalized	$46,703	$20,437	$63,750	$37,707

Weighted-average total debt outstanding	$1,643,520	$1,662,726	$1,665,856	$1,665,093

Weighted-average interest rate	8.2%	5.4%	8.2%	5.1%

     For the quarter ended June 30, 2010, consolidated interest expense, net of amounts capitalized, increased $8.5 million (33.0%) from the 2009 second quarter. Year to date, consolidated interest expense, net of amounts capitalized, increased $26.0 million (61.1%) from the first six months of 2009. The increase is due primarily to higher interest rate add-ons resulting from the senior credit facility amendment, increased interest expense from the issuance of the senior unsecured notes and the incremental interest incurred on the portion of the revolving credit facility that was extended. Additionally, since we have opened the Black Hawk hotel, we no longer capitalize interest on the associated debt, which has caused our net interest expense to rise relative to prior periods.
     Income Taxes
     Our effective income tax rate was 38.8% for the quarter ended June 30, 2010, compared to 44.9% for the corresponding 2009 period. For the six months ended June 30, 2010 and 2009, the effective income tax rates were 34.9% and 43.4%, respectively. Excluding the impact of the intangible asset impairment at Ameristar East Chicago, the effective tax rate for the six months ended June 30, 2010 would have been 44.4%.
     Net Income (Loss)
     For the three months ended June 30, 2010, we recognized a consolidated net loss of $24.9 million, compared to net income of $14.3 million for the quarter ended June 30, 2009. Diluted loss per share was $0.43 in the quarter ended June 30, 2010, compared to diluted earnings per share of $0.25 in the corresponding prior-year quarter. For the six months ended June 30, 2010 and 2009, we reported a net loss of $14.2 million and net income of $44.2 million, respectively. The decrease is primarily due to the $56.0 million East Chicago impairment charge. Diluted loss per share was $0.25 for the first six months of 2010, compared to diluted earnings per share of $0.76 in the corresponding prior-year period. The impairment charge adversely affected diluted earnings per share by $0.56 for the six months ended June 30, 2010.

Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Six Months Ended June 30,
	2010	2009
	(In Thousands, Unaudited)
Net cash provided by operating activities	$107,301	$126,204

Cash flows from investing activities:
Capital expenditures	(24,532)	(77,384)
Decrease in construction contracts payable	(3,098)	(15,229)
Proceeds from sale of assets	101	428
Increase in deposits and other non-current assets	(3,662)	(4,219)

Net cash used in investing activities	(31,191)	(96,404)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and other borrowings	12,000	659,485
Principal payments of debt	(76,194)	(642,344)
Debt issuance and amendment costs	(131)	(22,484)
Cash dividends paid	(12,157)	(6,038)
Proceeds from stock option exercises	1,940	1,897
Purchases of treasury stock	(155)	(144)
Excess tax benefit from stock option exercises	—	132

Net cash used in financing activities	(74,697)	(9,496)

Net increase in cash and cash equivalents	$1,413	$20,304

     For the six months ended June 30, 2010, net cash provided by operating activities decreased $18.9 million from 2009, mostly as a result of changes in several of our working capital assets and liabilities in 2010.
     Capital expenditures during the first half of 2010 included minor construction projects, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties.
     Capital expenditures during the first half of 2009 were primarily related to the hotel project at Ameristar Black Hawk that totaled $55.9 million. Other capital expenditures during the first half of 2009 included slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties.
     During the first half of 2010, our Board of Directors declared two cash dividends of $0.105 per share, which were paid on March 15, 2010 and June 25, 2010. No cash dividend was paid in the first quarter of 2009 due to the temporary suspension of dividend payments following the third quarter of 2008. In April 2009, our Board of Directors reinstituted a cash dividend of $0.105 per share that was paid in the second quarter of 2009.
     During the first half of 2010, net debt repayments totaled $64.2 million, including $62.0 million of repayments of a portion of the principal balance outstanding under the revolving credit facility. After taking into consideration the repayments, we have $118.6 million due in November 2010, with approximately $122 million available for borrowing under the extended portion of the revolving credit facility. We intend to repay all 2010 debt maturities with cash from operations and availability under the extended portion of the revolving credit facility. At June 30, 2010, our leverage and senior leverage ratios (each as defined in the senior credit facility) were required to be no more than 6.00:1 and 5.50:1, respectively. As of that date, our leverage ratio and senior leverage ratio were each 4.95:1.
     All mandatory principal repayments have been made through June 30, 2010. As of June 30, 2010, the amount of the revolving loan facility available for borrowing was $152.9 million, after giving effect to $4.1 million of outstanding letters of credit. In July 2010, we made an additional repayment of $16.0 million of the principal balance outstanding under the revolving credit facility.
     In connection with the issuance of the senior unsecured notes and the senior credit facility amendment, we paid one-time fees and expenses totaling approximately $22.5 million during the first six months of 2009, most of which was capitalized and will be amortized over the respective remaining terms of the senior credit facility. During the second quarter of 2009, deferred debt issuance costs totaling approximately $5.2 million were expensed as a result of the early retirement of a portion of the outstanding revolving credit facility.
     Our interest expense has increased significantly as a result of the senior credit facility amendment, senior notes issuance and extension of our revolving loan facility that took place in 2009. For the first half of 2010, consolidated net interest expense increased by $26.0 million compared to same period of the prior year. Additionally, capitalized interest decreased from $4.6 million for the first half of 2009 to $0.4 million in the 2010 first half, due to the completion of the Ameristar Black Hawk hotel.
     The credit facility accrues interest based on the applicable margin plus LIBOR, or the base rate, as defined in the credit facility agreement. Our interest rate swap agreements, which effectively fixed the rate of interest payable under the credit facility, expired on July 19, 2010. We anticipate our interest expense to decline due to the termination of these agreements since the rates we paid under the swap agreements were substantially greater than the current floating rate under the credit facility, the remaining term of the credit facility is relatively short and the LIBOR and base rates used in calculating the credit facility interest rate are expected to remain at low levels for the foreseeable future.
     In addition to the availability under the senior credit facility, we had $97.9 million of cash and cash equivalents at June 30, 2010, approximately $70.0 million of which were required for daily operations.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. If our existing sources of cash are insufficient to meet our operations and liquidity requirements, we will be required to seek additional financing that would likely be more expensive than our senior credit facility and/or scale back our capital plans, reduce other expenditures or reduce or discontinue the payment of dividends in the future. Any loss from service of our properties for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facility. Outstanding amounts borrowed under our senior credit facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of June 30, 2010, we had $975.0 million outstanding under our senior credit facility, bearing interest at variable rates indexed to three-month LIBOR. Since substantially all of this debt was hedged pursuant to interest rate swap agreements (as described in further detail below) and our other debt consists of the Notes that bear interest at a fixed rate, a hypothetical 1% interest rate increase at that date would have no impact on our pre-tax earnings.
     At June 30, 2010, we had in effect two interest rate swap agreements, both of which terminated on July 19, 2010. (See “Note 7 — Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for more discussion of the interest rate swaps.) These swaps effectively fixed three-month LIBOR on a $963.0 million notional amount at a weighted-average rate of 3.09%. At June 30, 2010, three-month LIBOR was approximately 0.53%. Therefore, the expiration of these swaps (assuming three-month LIBOR remains constant at its June 30, 2010 level) would result in an annual decrease in interest expense (and an increase in pre-tax earnings) of $24.6 million.

     As a result of the expiration of these swaps on July 19, 2010, we are exposed to interest rate risk such that an increase, after such date, in LIBOR of 0.5%, 1.0% and 1.5% would result in an increase in annualized interest expense under our senior credit facility (and a decrease in pre-tax earnings) of approximately $4.9 million, $9.8 million and $14.6 million, respectively. However, the net effect of the expiration of the swaps, together with an increase in LIBOR of 0.5%, 1.0% and 1.5% from its June 30, 2010 level immediately after the expiration of the swaps, would be an annual decrease in interest expense (and increase in pre-tax earnings) of $19.8 million, $14.9 million and $10.0 million, respectively.
     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we have used interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. We do not use derivatives for trading or speculative purposes and do not have any derivatives that are not designated as hedges. We may enter into additional swap transactions or other interest rate protection agreements from time to time in the future. However, the May 2009 refinancing of a substantial portion of our variable-rate debt with the fixed-rate senior unsecured notes reduces our exposure to interest rate risk and, accordingly, we have determined not to renew the use of interest rate swaps in the near term following their expiration on July 19, 2010.
     Should we elect to use derivative instruments to hedge exposure to changes in interest rates in the future, we again would be exposed to the potential failure of our counterparties to perform under the terms of the agreements. We would minimize this risk by entering into interest rate swap agreements with highly rated commercial banks.
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
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second fiscal quarter of 2010.

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
     In July 2010, the Missouri Department of Transportation indicated that it expects to temporarily close for major maintenance one span of a bridge over which Interstate 70 crosses the Missouri River near Ameristar St. Charles. The bridge is a significant (though not exclusive) access route to our property from St. Louis County. The closure reportedly could last up to a year and would mean that both directions of traffic would share one span, increasing congestion and potentially necessitating ingress and egress ramp restrictions. The project is expected to start between the end of 2011 and the end of 2013. We are monitoring the plans, but do not yet have enough information to forecast the closure’s impact on access for our guests, the property’s business levels or its operating results.
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

AMERISTAR CASINOS, INC. Registrant
Date: August 9, 2010	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer