Form 10-Q
period 2010-09-30
AMERISTAR CASINOS INC
filed 2010-11-09
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2010, 58,242,945 shares of Common Stock of the registrant were outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	September 30, 2010	December 31,
	(Unaudited)	2009
ASSETS
Current Assets:
Cash and cash equivalents	$87,269	$96,493
Restricted cash	5,925	6,425
Accounts receivable, net	8,690	8,048
Income tax refunds receivable	6,966	17,404
Inventories	7,004	7,735
Prepaid expenses	14,613	13,212
Deferred income taxes	6,720	13,825

Total current assets	137,187	163,142

Property and Equipment, at cost:
Buildings and improvements	1,901,444	1,890,639
Furniture, fixtures and equipment	562,485	546,565

	2,463,929	2,437,204
Less: accumulated depreciation and amortization	(809,215)	(741,328)

	1,654,714	1,695,876

Land	83,403	83,401
Construction in progress	16,289	18,423

Total property and equipment, net	1,754,406	1,797,700

Goodwill	72,478	94,821
Other intangible assets	12,595	47,546
Deferred income taxes	35,407	20,978
Deposits and other assets	89,018	90,441

TOTAL ASSETS	$2,101,091	$2,214,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,692	$30,294
Construction contracts payable	5,995	8,746
Income taxes payable	4,650	—
Accrued liabilities	157,966	147,411
Current maturities of long-term debt	111,205	135,389

Total current liabilities	297,508	321,840

Long-term debt, net of current maturities	1,444,697	1,541,739
Deferred compensation and other long-term liabilities	15,985	15,056

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 59,170,904 and 58,573,843 shares; Outstanding — 58,235,406 and 57,730,296 shares	592	586
Additional paid-in capital	275,254	262,582
Treasury stock, at cost (935,498 and 843,547 shares)	(20,074)	(18,590)
Accumulated other comprehensive loss	—	(16,274)
Retained earnings	87,129	107,689

Total stockholders’ equity	342,901	335,993

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,101,091	$2,214,628

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues:
Casino	$314,314	$311,143	$941,973	$949,547
Food and beverage	35,444	31,198	101,379	103,970
Rooms	20,602	16,598	60,234	47,084
Other	7,499	8,197	23,681	25,012

	377,859	367,136	1,127,267	1,125,613
Less: promotional allowances	(78,292)	(67,706)	(232,077)	(201,444)

Net revenues	299,567	299,430	895,190	924,169

Operating Expenses:
Casino	137,595	135,418	407,237	421,898
Food and beverage	15,727	16,186	47,803	49,270
Rooms	4,650	2,162	13,782	6,496
Other	3,131	3,593	9,681	11,340
Selling, general and administrative	62,692	64,995	183,262	180,579
Depreciation and amortization	27,016	26,106	81,821	78,807
Impairment of goodwill	—	—	21,438	—
Impairment of other intangible assets	191	—	34,791	—
Impairment of fixed assets	—	12	4	107
Net (gain) loss on disposition of assets	(148)	264	(95)	99

Total operating expenses	250,854	248,736	799,724	748,596

Income from operations	48,713	50,694	95,466	175,573

Other Income (Expense):
Interest income	114	122	338	390
Interest expense, net of capitalized interest	(28,065)	(30,100)	(96,564)	(72,617)
Loss on early retirement of debt	—	(155)	—	(5,365)
Other	956	1,091	655	1,675

Income (Loss) Before Income Tax Provision	21,718	21,652	(105)	99,656
Income tax provision	9,794	7,190	2,185	41,013

Net Income (Loss)	$11,924	$14,462	$(2,290)	$58,643

Earnings (Loss) Per Share:
Basic	$0.20	$0.25	$(0.04)	$1.02

Diluted	$0.20	$0.25	$(0.04)	$1.01

Cash Dividends Declared Per Share	$0.11	$0.21	$0.32	$0.32

Weighted-Average Shares Outstanding:
Basic	58,188	57,648	58,003	57,491

Diluted	59,421	58,647	58,003	58,233

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$(2,290)	$58,643

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	81,821	78,807
Amortization of debt discount and deferred financing costs	8,456	5,219
Loss on early retirement of debt	—	5,365
Stock-based compensation expense	10,596	9,284
Impairment of goodwill	21,438	—
Impairment of other intangible assets	34,791	—
Impairment of fixed assets	4	107
Net (gain) loss on disposition of assets	(95)	99
Net change in deferred income taxes	(7,029)	18,814
Excess tax benefit from stock option exercises	—	(132)
Net change in fair value of swap agreements	1,015	(1,007)
Net change in deferred compensation liability	883	(2,722)
Changes in operating assets and liabilities:
Restricted cash	500	—
Accounts receivable, net	(642)	4,223
Income tax refunds receivable	10,438	(1,781)
Inventories	731	1,077
Prepaid expenses	(1,401)	(7,664)
Accounts payable	(12,602)	3,529
Income taxes payable	4,650	(3,161)
Accrued liabilities	25,813	43,544

Net cash provided by operating activities	177,077	212,244

Cash Flows from Investing Activities:
Capital expenditures	(38,612)	(110,781)
Decrease in construction contracts payable	(2,751)	(19,488)
Proceeds from sale of assets	339	432
Increase in deposits and other non-current assets	(4,084)	(6,732)

Net cash used in investing activities	(45,108)	(136,569)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	12,000	659,485
Principal payments of debt	(135,390)	(643,565)
Debt issuance and amendment costs	(131)	(22,538)
Cash dividends paid	(18,270)	(12,081)
Proceeds from stock option exercises	2,082	2,004
Purchases of treasury stock	(1,484)	(714)
Excess tax benefit from stock option exercises	—	132

Net cash used in financing activities	(141,193)	(17,277)

Net (Decrease) Increase in Cash and Cash Equivalents	(9,224)	58,398

Cash and Cash Equivalents — Beginning of Period	96,493	73,726

Cash and Cash Equivalents — End of Period	$87,269	$132,124

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$85,514	$48,005

Cash (received) paid for federal and state income taxes, net of refunds received	$(4,639)	$26,455

Dividends declared but not paid	$—	$6,056

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
     The Company has evaluated certain events and transactions occurring after September 30, 2010 and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in its accompanying consolidated financial statements for the period ended September 30, 2010.

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
Note 3 — Stockholders’ equity
     Changes in stockholders’ equity for the nine months ended September 30, 2010 were as follows:

(Amounts in Thousands)
Balance at December 31, 2009	$335,993
Net loss	(2,290)
Dividends	(18,270)
Stock-based compensation	10,596
Change in accumulated other comprehensive income	16,274
Proceeds from exercise of stock options	2,082
Shares remitted for tax withholding	(1,484)

Balance at September 30, 2010	$342,901

     Total comprehensive income for the nine months ended September 30, 2010 and 2009 was $14.0 million and $63.3 million, respectively.
Note 4 — Earnings (loss) per share
     The Company calculates earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) Topic 260. Basic earnings (loss) per share are computed by dividing reported earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the three months ended September 30, 2010 and for the 2009 periods presented, all outstanding options with an exercise price lower than the average market price for the period have been included in the calculation of diluted earnings per share. For the nine months ended September 30, 2010, diluted loss per share excludes the additional dilution from all potentially dilutive securities such as stock options and restricted stock units.
     The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Amounts in Thousands)
Weighted-average number of shares outstanding - basic earnings (loss) per share	58,188	57,648	58,003	57,491

Dilutive effect of stock options	1,233	999	—	742

Weighted-average number of shares outstanding - diluted earnings (loss) per share	59,421	58,647	58,003	58,233

     For the three months ended September 30, 2010 and 2009, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 3.1 million and 3.3 million, respectively. Anti-dilutive stock options for the nine months ended September 30, 2010 and 2009 totaled 3.1 million and 3.2 million, respectively.
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
     During the third quarter of 2010, the Company recorded an impairment charge of $0.2 million relating to the prepaid license fee to use certain trade names and other intellectual property in connection with the HOME nightclub at the Company’s St. Charles property, due to the closure of the nightclub.
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
	(Amounts in Thousands)
Senior credit facilities, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:

Revolving loan facility, at variable interest (3.4% at September 30, 2010 and 3.5% at December 31, 2009); as of September 30, 2010, $107.0 million due November 10, 2010; $12.0 million quarterly commitment reductions from December 31, 2010 through June 30, 2012 with remaining balance of loans due August 10, 2012	$535,000	$655,000
Term loan facility, at variable interest (3.5% at September 30, 2010 and 3.5% at December 31, 2009); $1.0 million principal payments due quarterly through September 30, 2011; $94.3 million principal payments due quarterly from December 31, 2011 through November 10, 2012	381,000	384,000

Senior notes, unsecured, 9.25% fixed interest, payable semi-annually on June 1 and December 1, principal due June 1, 2014 (net of $10,615 and $12,779 discount at September 30, 2010 and December 31, 2009, respectively)	639,385	637,221

Other	517	907

	1,555,902	1,677,128

Less: Current maturities	(111,205)	(135,389)

	$1,444,697	$1,541,739

Credit facility
     The Company’s senior secured credit facility (the “Credit Facility”) currently includes a $750.0 million revolving loan facility with a portion maturing in November 2010 and the remaining portion maturing in August 2012 and a $381.0 million term loan facility maturing in November 2012.
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
     After giving effect to the Extending Commitment Agreement, the Company has $150.0 million of non-extending revolving loan commitments maturing in November 2010, under which $107.0 million of loans were outstanding as of September 30, 2010, and $600.0 million of extending revolving loan commitments maturing in August 2012, under which $428.0 million of loans were outstanding as of September 30, 2010.

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
     All mandatory principal payments have been made through September 30, 2010. As of September 30, 2010, the amount of the revolving loan facility available for borrowing was $210.9 million, after giving effect to $4.1 million of outstanding letters of credit.
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
     The terms of the Notes are governed by an indenture (the “Indenture”). Interest on the Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Notes mature on June 1, 2014. The Notes and the guarantees of the Notes are senior unsecured obligations of the Company and certain of its subsidiaries (the “Guarantors”), respectively, and rank equally with or senior to, in right of payment, all existing or future unsecured indebtedness of the Company and each Guarantor, respectively, but are effectively subordinated in right of payment to the Credit Facility indebtedness and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.
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
Debt covenants
     The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of September 30, 2010, the Company was required to maintain a leverage ratio, calculated as consolidated debt divided by EBITDA (as defined) for the prior four full fiscal quarters, of no more than 6.00:1, and a senior leverage ratio, calculated as consolidated senior debt divided by EBITDA for the prior four full fiscal quarters, of no more than 5.50:1. As of September 30, 2010 and December 31, 2009, the Company’s leverage ratio was 4.81:1 and 4.87:1, respectively. The senior leverage ratio as of September 30, 2010 and December 31, 2009 was also 4.81:1 and 4.87:1, respectively.
     The Indenture governing the Notes contains covenants that limit the Company’s and its Restricted Subsidiaries’ (as defined in the Indenture) ability to, among other things, (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create liens on assets, (iv) merge or consolidate with another company or sell all or substantially all assets and (v) enter into transactions with affiliates. In addition, pursuant to the Indenture, if ACI experiences certain changes of control, each holder of the Notes can require ACI to repurchase all or a portion of such holder’s outstanding Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date.
     As of September 30, 2010 and December 31, 2009, the Company was in compliance with all applicable covenants.
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
     As of September 30, 2010, the fair value of the interest rate swap liability was zero due to the termination of both interest rate swap agreements on July 19, 2010. As of December 31, 2009, the Company’s interest rate swaps were valued as a $15.3 million liability and were included in accrued liabilities. For the nine months ended September 30, 2010, the swaps increased the Company’s interest expense by $16.8 million.
     The Company may enter into additional swap transactions or other interest rate protection agreements in the future, although it has no current intention to do so.
Note 8 — Fair value measurements
     The Company measures the fair value of its deferred compensation plan assets and liabilities on a recurring basis pursuant to ASC Topic 820. ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
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
     The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2010 (amounts in thousands):

	Fair Value Measurements Using:
	Quoted Market	Significant Other	Significant
	Prices in Active	Observable Inputs	Unobservable
	Markets (Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Deferred compensation plan assets	$—	$17,391	$—

Liabilities:
Deferred compensation plan liabilities	$—	$13,805	$—
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
Fair value of long-term debt
     The estimated fair value of the Company’s long-term debt at September 30, 2010 was approximately $1.609 billion, versus its book value of $1.556 billion. The estimated fair value of the Company’s long-term debt at December 31, 2009 was approximately $1.704 billion, versus its book value of $1.677 billion. The estimated fair value of the Notes and the term loan facility debt was based on quoted market prices on or about September 30, 2010 and December 31, 2009. The estimated fair value of the revolving loan facility debt was based on its bid price on or about September 30, 2010 and December 31, 2009.
Note 9 — Stock-based compensation
     The Company accounts for its stock-based compensation in accordance with ASC Topic 718. Stock-based compensation expense totaled $3.3 million and $4.1 million for the three months ended September 30, 2010 and 2009, respectively. During the first nine months of 2010 and 2009, stock-based compensation expense was $10.6 million and $9.3 million, respectively. During the nine months ended September 30, 2010, no associated future income tax benefit was recognized and $0.1 million was recognized during the nine months ended September 30, 2009. As of September 30, 2010, there was approximately $30.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.
     The weighted-average fair value at the grant date of stock options granted during the quarter ended September 30, 2010 and 2009 was $5.71 and $7.47, respectively. During the nine months ended September 30, 2010 and 2009, the weighted-average fair value of options granted was $5.73 and $7.32, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted-average assumptions:
Expected stock price volatility	51.5%	57.6%	51.5%	57.9%
Risk-free interest rate	1.5%	2.3%	1.5%	2.3%
Expected option life (years)	4.6	4.5	4.6	4.5
Expected annual dividend yield	2.4%	2.7%	2.4%	2.7%
     Stock option activity during the nine months ended September 30, 2010 was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(In Thousands)	Price	(Years)	(In Thousands)
Outstanding at December 31, 2009	5,090	$20.40
Granted	651	15.71
Exercised	(250)	8.35
Forfeited or expired	(525)	20.35

Outstanding at September 30, 2010	4,966	$20.43	5.0	$7,738

Exercisable at September 30, 2010	2,998	$20.90	3.4	$5,129
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on September 30, 2010. The intrinsic value of a stock option is the excess of the Company’s closing stock price on September 30, 2010 over the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $2.4 million and $2.2 million, respectively.
     The following table summarizes the Company’s unvested stock option activity for the nine months ended September 30, 2010:

		Weighted-
	Shares	Average
	(Amounts in	Exercise Price
	Thousands)	(per Share)
Unvested at December 31, 2009	1,780	$20.57
Granted	651	15.71
Vested	(352)	17.14
Forfeited	(115)	18.96

Unvested at September 30, 2010	1,964	$19.73

     The following table summarizes the Company’s unvested restricted stock unit and performance share unit activity for the nine months ended September 30, 2010:

		Weighted-
	Units	Average Grant
	(Amounts in	Date Fair Value
	Thousands)	(per Unit)
Unvested at December 31, 2009	1,453	$17.34
Granted	787	15.65
Vested	(441)	15.76
Forfeited	(96)	15.72

Unvested at September 30, 2010	1,703	$17.06
Note 10 — Income taxes
     At September 30, 2010 and December 31, 2009, unrecognized tax benefits totaled $4.8 million and $5.1 million, respectively. The total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.3 million at September 30, 2010 and $1.1 million at December 31, 2009. As of September 30, 2010, accrued interest and penalties totaled $0.5 million, of which $0.4 million would affect the effective tax rate if recognized.
     The effective income tax rate was 45.1% for the quarter ended September 30, 2010, compared to 33.2% for the same period in 2009. In connection with the impairment of intangible assets at Ameristar East Chicago, the Company recorded a deferred tax benefit of $22.8 million during the second quarter of 2010. The effective income tax rate excluding the impact of the Ameristar East Chicago impairment for the nine months ended September 30, 2010 was 44.7%. For the nine months ended September 30, 2009, the effective income tax rate was 41.2%.
     The Company files income tax returns in numerous jurisdictions. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year. The Company anticipates that the net amount of unrecognized tax benefits will increase by $0.1 million within the next 12 months, which would affect the effective tax rate if recognized.
Note 11 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At September 30, 2010 and December 31, 2009, the estimated liabilities for unpaid and incurred but not reported claims totaled $10.5 million and $11.1 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.

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
     Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those patrons spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the disposable income of our patrons, our gaming hold percentages, weather conditions affecting our properties, achieving and maintaining cost efficiencies, competitive factors, gaming tax increases and other regulatory changes, the commencement of new gaming operations, charges associated with debt refinancing or property acquisition and disposition transactions, construction at existing facilities and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.
     The following significant factors and trends should be considered in analyzing our operating performance:
•	General Economic Conditions. The weak economic conditions continue to adversely impact the gaming industry and our Company. We believe our guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the credit, investment and housing markets.

•	Ameristar Black Hawk. On July 2, 2009, we implemented positive regulatory changes at our Black Hawk property that extended casino operating hours from 18 hours daily to 24 hours daily, increased the maximum single bet limit from $5 to up to $100 and allowed for additional table games, including roulette and craps. Also, on September 29, 2009, we opened a 536-room luxury hotel and spa featuring upscale furnishings and amenities. The hotel includes a versatile meeting and ballroom center and has Black Hawk’s only full-service spa and an enclosed rooftop swimming pool with indoor/outdoor whirlpool facilities. Ameristar Black Hawk offers destination resort amenities and services that we believe are unequaled in the Denver gaming market. As a result of these regulatory changes and the opening of the new hotel, net revenues and operating income for the first nine months of 2010 increased year-over-year by 69.4% and 143.9%, respectively. The property also increased its third quarter market share on a year-over-year basis from 18.6% to 27.8%.

•	East Chicago Bridge Closure and Intangible Asset Impairment. During the fourth quarter of 2009, the highway bridge near our Ameristar East Chicago property was permanently closed by the Indiana Department of Transportation due to safety concerns. The bridge closure has made access to the property inconvenient for many of our guests and has significantly impacted the property’s admission levels and operating results. The adverse business impact is expected to continue unless and until improved access to the property is developed. As a result, in the fourth quarter of 2009, we recorded a non-cash impairment charge of $111.7 million ($66.2 million on an after-tax basis) for the impairment of goodwill related to our East Chicago property acquisition. We recorded an additional non-cash charge of $56.0 million ($33.2 million on an after-tax basis) for the impairment of goodwill and the gaming license during the second quarter of 2010.

The bridge closure continues to impact our business, resulting in a year-over-year decrease in third quarter net revenues of $4.6 million, or 7.7%. Although results have declined year-over-year, it appears that the effect of the bridge closure was less severe in the third quarter of 2010 than the first half of 2010. This stabilization is evidenced by the substantial improvement from the second quarter of 2010, in which the property had a year-over-year decline of $17.5 million, or 25.6%, in net revenues.

The Indiana Department of Transportation has announced a plan to make improvements to an alternate route to the Ameristar East Chicago property. These improvements include converting a portion of the route from surface streets to highway and enhancing street lighting and signage. The improvements are scheduled to be completed in two phases, with the initial phase estimated to be completed in mid-2011 and the second phase in mid-2012.

•	Ameristar St. Charles. In early March 2010, a gaming operator opened a new casino facility located in the southeastern portion of St. Louis County, approximately 30 miles from our St. Charles property. The additional competition has adversely affected the financial performance of Ameristar St. Charles and the other facilities operating in the market. The new casino and unusually low table games hold percentages contributed to declines in our property’s net revenues and operating income of 9.1% and 24.6%, respectively, from the prior-year third quarter.

•	Debt and Interest Expense. At September 30, 2010, total debt was $1.56 billion. Net repayments totaled $59.2 million during the third quarter of 2010, including a $58.0 million repayment of a portion of the principal balance outstanding under the revolving credit facility. After taking into consideration the $120.0 million in net repayments under the revolving credit facility made during the first nine months of 2010, we have $107.0 million due on November 10, 2010, with $167.9 million available for borrowing under the extended portion of the revolving credit facility. We intend to repay all 2010 debt maturities with cash from operations and availability under the extended portion of the revolving credit facility. At September 30, 2010, our leverage and senior leverage ratios (each as defined in the senior credit facility) were required to be no more than 6.00:1 and 5.50:1, respectively. As of that date, our leverage ratio and senior leverage ratio were each 4.81:1.

Our interest expense has increased significantly as a result of the senior credit facility amendment, senior notes issuance and extension of our revolving loan facility that all took place in 2009. For the nine months ended September 30, 2010, consolidated net interest expense increased by $23.9 million compared to the comparable prior year period. Additionally, capitalized interest decreased from $4.2 million for the third quarter of 2009 to $0.2 million in the 2010 third quarter, due to the completion of the Ameristar Black Hawk hotel. Consolidated net interest expense for the third quarter of 2010 decreased year-over-year by $2.0 million, or 6.8%, primarily due to the expiration of the interest rate swaps on July 19, 2010. We continue to expect a decrease in interest expense when compared to periods prior to the interest rate swaps expiration.

Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Consolidated Cash Flow Information:
Net cash provided by operating activities	$69,776	$86,040	$177,077	$212,244

Net cash used in investing activities	$(13,917)	$(40,165)	$(45,108)	$(136,569)

Net cash used in financing activities	$(66,496)	$(7,781)	$(141,193)	$(17,277)

Net Revenues:
Ameristar St. Charles	$65,479	$72,065	$200,579	$222,548
Ameristar East Chicago	55,379	59,967	162,358	196,088
Ameristar Kansas City	56,928	57,528	166,973	176,354
Ameristar Council Bluffs	38,759	38,451	116,141	120,689
Ameristar Vicksburg	27,335	27,918	87,489	92,063
Ameristar Black Hawk	39,499	26,246	113,963	67,292
Jackpot Properties	16,188	17,255	47,687	49,135

Consolidated net revenues	$299,567	$299,430	$895,190	$924,169

Operating Income (Loss):
Ameristar St. Charles	$13,544	$17,952	$44,998	$56,390
Ameristar East Chicago	3,686	6,330	(46,240)	29,912
Ameristar Kansas City	15,579	15,006	44,279	47,613
Ameristar Council Bluffs	12,320	12,232	36,144	36,439
Ameristar Vicksburg	7,440	6,099	26,457	25,373
Ameristar Black Hawk	8,634	4,567	25,462	10,438
Jackpot Properties	3,851	4,171	10,288	11,472
Corporate and other	(16,341)	(15,663)	(45,922)	(42,064)

Consolidated operating income	$48,713	$50,694	$95,466	$175,573

Operating Income (Loss) Margins(1):
Ameristar St. Charles	20.7%	24.9%	22.4%	25.3%
Ameristar East Chicago	6.7%	10.6%	(28.5)%	15.3%
Ameristar Kansas City	27.4%	26.1%	26.5%	27.0%
Ameristar Council Bluffs	31.8%	31.8%	31.1%	30.2%
Ameristar Vicksburg	27.2%	21.8%	30.2%	27.6%
Ameristar Black Hawk	21.9%	17.4%	22.3%	15.5%
Jackpot Properties	23.8%	24.2%	21.6%	23.3%
Consolidated operating income margin	16.3%	16.9%	10.7%	19.0%

(1)	Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In Thousands, Unaudited)
Casino Revenues:
Slots	$277,680	$274,358	$834,842	$838,606
Table games	32,987	33,299	96,641	100,046
Other	3,647	3,486	10,490	10,895

Casino revenues	314,314	311,143	941,973	949,547

Non-Casino Revenues:
Food and beverage	35,444	31,198	101,379	103,970
Rooms	20,602	16,598	60,234	47,084
Other	7,499	8,197	23,681	25,012

Non-casino revenues	63,545	55,993	185,294	176,066

Less: Promotional Allowances	(78,292)	(67,706)	(232,077)	(201,444)

Total Net Revenues	$299,567	$299,430	$895,190	$924,169

     Net Revenues
     Consolidated net revenues for the quarter ended September 30, 2010 increased by $0.1 million from the third quarter of 2009. Third quarter 2010 net revenues declined on a year-over-year basis at five of our seven gaming locations. During the third quarter of 2010, net revenues declined from the corresponding 2009 period by 9.1% at Ameristar St. Charles, 2.1% at Ameristar Vicksburg and 1.0% at Ameristar Kansas City, due primarily to unusually low table games hold percentages, and also, in the case of Ameristar St. Charles, the changed competitive environment with the opening of the new casino in March 2010. Ameristar Black Hawk’s net revenues increased by $13.3 million, or 50.5%, when compared to the third quarter of 2009. Ameristar Black Hawk’s net revenue increase is primarily due to the opening of the new hotel on September 29, 2009.
     During the three months ended September 30, 2010, consolidated promotional allowances increased $10.6 million (15.6%) from the corresponding 2009 period. The increase in promotional allowances was primarily the result of additional promotional spending related to the new hotel in Black Hawk and our efforts to attract guests to our East Chicago property following the bridge closure.
     For the nine months ended September 30, 2010, consolidated net revenues decreased $29.0 million, or 3.1%, from the corresponding 2009 period. During the first nine months of 2010, net revenues declined from the corresponding 2009 period by 17.2% at Ameristar East Chicago, 9.9% at Ameristar St. Charles, 5.3% at Ameristar Kansas City, 5.0% at Ameristar Vicksburg, 3.8% at Ameristar Council Bluffs and 2.9% at our Jackpot properties. We believe the weak economic conditions, the bridge closure in East Chicago, the increased competition in our St. Charles market, unusually low table games hold percentages and inclement weather conditions adversely impacted financial results in the first nine months of 2010. The decline in net revenues at our other properties was partially mitigated by the performance of Ameristar Black Hawk. Our Black Hawk property’s net revenues increased by $46.7 million, or 69.4%, for the first nine months of 2010 when compared to the corresponding 2009 period. The increase is attributable to the opening of the new hotel and the implementation of the beneficial regulatory reform on July 2, 2009, as noted above.

     For the nine months ended September 30, 2010, consolidated promotional allowances increased 15.2% from the same 2009 period as a result of the factors mentioned above.
     Operating Income
     In the third quarter of 2010, consolidated operating income decreased $2.0 million, or 3.9%, from the third quarter of 2009. Ameristar East Chicago’s operating income decreased by $2.6 million, or 41.8%, when compared to the third quarter of 2009 primarily due to the bridge closure near the property. Ameristar St. Charles’ operating income decreased by $4.4 million, or 24.6%, when compared to the third quarter of 2009. This is mainly the result of the new competitor entering the St. Charles market in the first quarter of 2010. The improved performance of Ameristar Black Hawk tempered the year-over-year decline in the third quarter 2010 consolidated operating income. Ameristar Black Hawk’s operating income increased by $4.1 million, or 89.1%, when compared to the third quarter of 2009 due to the benefit of the new hotel. Also, during the third quarter of 2010, operating income increased from the corresponding 2009 period by 22.0% at Ameristar Vicksburg and 3.8% at Ameristar Kansas City, indicating these properties are continuing to operate efficiently despite slight declines in net revenues.
     For the three months ended September 30, 2010, corporate expense increased $0.7 million, or 4.3%, due mostly to $1.0 million incurred for non-operational professional fees.
     For the nine months ended September 30, 2010, our operating income was $95.5 million, compared to $175.6 million for the corresponding 2009 period. The decrease is primarily attributable to the non-cash impairment charge of $56.0 million recorded in the second quarter of 2010 that eliminated the remaining net book value of goodwill associated with the acquisition of the East Chicago property and reduced the carrying value of the property’s gaming license to $12.6 million, unusually low table games hold percentages and the new competition entering the St. Charles market in the first quarter of 2010. Ameristar Black Hawk’s operating income increased by $15.0 million, or 143.9%, due to the factors mentioned above.
     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in Thousands, Unaudited)
Interest cost	$28,218	$34,280	$97,147	$81,386
Less: Capitalized interest	(153)	(4,180)	(583)	(8,769)

Interest expense, net	$28,065	$30,100	$96,564	$72,617

Cash paid for interest, net of amounts capitalized	$21,764	$10,298	$85,514	$48,005

Weighted–average total debt outstanding	$1,606,691	$1,680,143	$1,645,701	$1,664,010

Weighted–average interest rate	6.9%	7.8%	7.8%	6.0%

     For the quarter ended September 30, 2010, consolidated interest expense, net of amounts capitalized, decreased $2.0 million (6.8%) from the 2009 third quarter, which is primarily attributable to the expiration of the interest rate swaps on July 19, 2010. Year to date, consolidated interest expense, net of amounts capitalized, increased $23.9 million (33.0%) from the first nine months of 2009. The increase is due primarily to higher interest rate add-ons resulting from the senior credit facility amendment, increased interest expense from the issuance of the senior unsecured notes and the incremental interest incurred on the portion of the revolving credit facility that was extended. Additionally, since the opening of the Ameristar Black Hawk hotel, we no longer capitalize interest on the associated debt, which has caused our net interest expense to rise relative to prior periods.
     Income Taxes
     Our effective income tax rate was 45.1% for the quarter ended September 30, 2010, compared to 33.2% for the corresponding 2009 period. The year-over-year increase is primarily attributable to the permanent reversal of certain contingent tax liabilities in the third quarter of 2009. In connection with the impairment of intangible assets at Ameristar East Chicago, we recorded a deferred tax benefit of $22.8 million during the second quarter of 2010. Excluding the impact of the intangible asset impairment, the effective tax rate for the nine months ended September 30, 2010 would have been 44.7%. For the nine months ended September 30, 2009, the effective income tax rate was 41.2%.
     Net Income (Loss)
     For the three months ended September 30, 2010, consolidated net income decreased $2.5 million, or 17.5%, from the third quarter of 2009. Diluted earnings per share was $0.20 in the quarter ended September 30, 2010, compared to diluted earnings per share of $0.25 in the corresponding prior-year quarter. For the nine months ended September 30, 2010 and 2009, we reported a net loss of $2.3 million and net income of $58.6 million, respectively. The decrease is primarily due to the $56.0 million East Chicago impairment charge recorded in the second quarter of 2010. Diluted loss per share was $0.04 for the first nine months of 2010, compared to diluted earnings per share of $1.01 in the corresponding prior-year period. The impairment charge adversely affected diluted earnings per share by $0.56 for the nine months ended September 30, 2010.

Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2010	2009
	(In Thousands, Unaudited)
Net cash provided by operating activities	$177,077	$212,244

Cash flows from investing activities:
Capital expenditures	(38,612)	(110,781)
Decrease in construction contracts payable	(2,751)	(19,488)
Proceeds from sale of assets	339	432
Increase in deposits and other non-current assets	(4,084)	(6,732)

Net cash used in investing activities	(45,108)	(136,569)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and other borrowings	12,000	659,485
Principal payments of debt	(135,390)	(643,565)
Debt issuance and amendment costs	(131)	(22,538)
Cash dividends paid	(18,270)	(12,081)
Proceeds from stock option exercises	2,082	2,004
Purchases of treasury stock	(1,484)	(714)
Excess tax benefit from stock option exercises	—	132

Net cash used in financing activities	(141,193)	(17,277)

Net (decrease) increase in cash and cash equivalents	$(9,224)	$58,398

     For the nine months ended September 30, 2010, net cash provided by operating activities decreased $35.2 million from the 2009 period, mostly as a result of changes in several of our working capital assets and liabilities in 2010 and the changed competitive environments at the Ameristar St. Charles and Ameristar East Chicago properties described above.
     Capital expenditures during the first nine months of 2010 included minor construction projects, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties. Capital expenditures during the first nine months of 2009 were primarily related to the hotel project at Ameristar Black Hawk that totaled $71.2 million. Other capital expenditures during the first nine months of 2009 included slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties.
     During the first nine months of 2010, our Board of Directors declared three cash dividends of $0.105 per share, which were paid in March, June and September 2010. No cash dividend was paid in the first quarter of 2009 due to the temporary suspension of dividend payments following the third quarter of 2008. In April 2009, our Board of Directors reinstituted a cash dividend of $0.105 per share that was paid in May 2009. During the third quarter of 2009, our Board of Directors declared two separate dividends of $0.105 per share, which were paid in July and October 2009.
     During the first nine months of 2010, net debt repayments totaled $123.4 million, including $120.0 million of repayments of a portion of the principal balance outstanding under the revolving credit facility. After taking into consideration the repayments, we have $107.0 million due on November 10, 2010, with $167.9 million available for borrowing under the extended portion of the revolving credit facility. We intend to repay all 2010 debt maturities with cash from operations and availability under the extended portion of the revolving credit facility. At September 30, 2010, our leverage and senior leverage ratios (each as defined in the senior credit facility) were required to be no more than 6.00:1 and 5.50:1, respectively. As of that date, our leverage ratio and senior leverage ratio were each 4.81:1.
     All mandatory principal repayments have been made through September 30, 2010. As of September 30, 2010, the amount of the revolving loan facility available for borrowing was $210.9 million, after giving effect to $4.1 million of outstanding letters of credit.
     In connection with the issuance of the senior unsecured notes and the senior credit facility amendment, we paid one-time fees and expenses totaling approximately $22.5 million during the first nine months of 2009, most of which was capitalized and is being amortized over the respective remaining terms of the the senior credit facility. During the first nine months of 2009, deferred debt issuance costs totaling approximately $5.4 million were expensed as a result of the early retirement of a portion of the outstanding revolving credit facility.
     Our interest expense has increased significantly as a result of the senior credit facility amendment, senior notes issuance and extension of our revolving loan facility that took place in 2009. As noted above, for the first nine months of 2010, consolidated net interest expense increased by $23.9 million compared to same period of the prior year. Additionally, capitalized interest decreased from $8.8 million for the first nine months of 2009 to $0.6 million during the first nine months of 2010, due to the completion of the Ameristar Black Hawk hotel.
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
     In addition to the availability under the senior credit facility, we had $87.3 million of cash and cash equivalents at September 30, 2010, approximately $70.0 million of which were required for daily operations.
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
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, workers’ compensation and general liability reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to a degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and financial performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that,” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the senior credit facility or any replacement financing, our properties’ future operating performance, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 and “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 for a discussion of the factors, risks and uncertainties that could affect our future results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facility. Outstanding amounts borrowed under our senior credit facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of September 30, 2010, we had $916.0 million outstanding under our senior credit facility, bearing interest at variable rates indexed to one-month LIBOR. At September 30, 2010, the average interest rate applicable to the senior credit facility outstanding was 3.5%. An increase of one percentage point in the average interest rate applicable to the senior credit facility outstanding at September 30, 2010 would increase our annual interest cost by approximately $9.2 million.
     On July 19, 2010, our two interest rate swap agreements expired. (See “Note 7 — Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for more discussion of the interest rate swaps.) We may enter into additional swap transactions or other interest rate protection agreements from time to time in the future. However, the May 2009 refinancing of a substantial portion of our variable-rate debt with the fixed-

rate senior unsecured notes reduces our exposure to interest rate risk and, accordingly, we have determined not to renew the use of interest rate swaps in the near term.
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
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the third fiscal quarter of 2010.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     We incorporate by reference the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

AMERISTAR CASINOS, INC. Registrant
Date: November 9, 2010	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer