Form 10-K
period 2010-12-31
AMERISTAR CASINOS INC
filed 2011-03-16
CIK 912145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-22494

AMERISTAR CASINOS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0304799
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010: $395,476,383

Number of shares of Common Stock outstanding as of March 10, 2011: 58,355,981

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

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

Our goal is to capitalize on our high-quality facilities and products and dedication to superior guest service to effectively compete in each of our markets and to drive growth that creates value for our stockholders. In 2010, we celebrated the success of the first full year of operating with a new hotel and under favorable regulatory changes at Ameristar Black Hawk. We also announced a hotel room renovation project at our East Chicago property slated for completion in 2011, and the addition of 106 rooms and a fitness facility to our Kansas City property scheduled to be completed in 2012.

We believe the Ameristar experience differentiates us from our competitors. That experience is built upon our high-quality facilities and products, such as slots, food, lodging, entertainment and the friendly service our 7,600 team members offer our guests. Our casinos feature spacious gaming floors and typically have the largest number of gaming positions in our markets. We believe we feature more of the newest and most popular slot machines than any other casino in each market. We design the flow of our casino floors to attractively position and draw attention to our newest and most popular games and provide convenient access to other amenities, which we believe creates a more entertaining experience for our guests.

Most of our revenue comes from slot play, but we also offer a wide range of table games, including blackjack, craps, roulette and poker in the majority of our markets. We set minimum and maximum betting limits for the properties based on competitive conditions and other factors. Our gaming revenues are derived from a broad base of guests, and we do not depend exclusively upon high- or low- stakes players. We extend gaming credit at our properties in Indiana, Mississippi and Nevada.

We offer a greater variety of high-end lodging and dining choices than other casinos in our markets. Our hotels offer upscale accommodations with tastefully appointed rooms offering appealing amenities. Our signature dining concepts include steakhouses, elaborate buffets and casual dining restaurants, including sports bars. Whether in our steakhouses or delis, our emphasis is on quality in all aspects of the dining experience — food, service, ambiance and facilities. The private Star Clubs offer our Star Awards members an exclusive place to relax at all Ameristar-branded properties. Our properties also showcase a range of live entertainment.

The following table presents selected statistical and other information concerning our properties as of March 1, 2011.

	Ameristar					Ameristar				Ameristar
	Casino Resort		Ameristar	Ameristar		Casino Resort		Ameristar		Casino Hotel
	Spa		Casino Hotel	Casino Hotel		Spa Black		Casino Hotel		East	The Jackpot
	St. Charles		Kansas City	Council Bluffs		Hawk		Vicksburg		Chicago	Properties(1)

Opening Year	1994		1997	1996		2001		1994		1997	1956
Acquisition Year	2000		2000	—		2004		—		2007	—
Casino Square Footage (approx.)	130,000		140,000	38,500		56,000		70,000		56,000	29,000
Slot Machines (approx.)	2,750		2,890	1,530		1,500		1,550		1,880	770
Table Games	72	(2)	73 (2)	30		40	(2)	42	(2)	46	35	(2)
Hotel Rooms	397		184	444	(3)	536		149		290	416
Restaurants/Bars	7/7		9/7(4)	4/5		4/3		3/1		6/1(4)	5/4
Restaurant/Bar Seating Capacity	1,752/193		1,634/405(4)	1,020/67		753/128		746/297		622/31(4)	530/126
Guest Parking Spaces (approx.)	6,280		8,320	3,080		1,500		2,200		2,245	1,100

Other Amenities	20,000-Square-Foot Conference and Banquet Center; Indoor/Outdoor Swimming Pool; Full-Service Spa; 228-Seat VIP Players’ Club; Gift Shop; Amusement Arcade	1,350-Seat Entertainment Facility; Meeting Space; 18-Screen Movie Theater(5); 150-Seat VIP Players’ Club; Gift Shop; Kids Quest Children’s Activity Center(5); Amusement Arcade(5)	Meeting Space; 92-Seat VIP Players’ Club; Indoor Swimming Pool; Exercise Facility; Gift Shop; Kids Quest Children’s Activity Center(5)	15,000-Square-Foot Event and Meeting Center; 84-Seat VIP Players’ Club; Starbucks Coffee Bar; Gift Shop; Rooftop Swimming Pool; Full-Service Spa; Rooftop Lounge	Meeting Space; 65-Seat VIP Players’ Club; Swimming Pool; Gift Shop; Service Station; Convenience Store; Subway Restaurant Franchise; RV Park	5,370-Square-Foot Banquet Room; 151-Seat VIP Players’ Lounge and Club Facilities; Gift Shop; Winners Square Promotion Center	3,940-Seat Outdoor Entertainment Facility; 318-Seat Showroom; Meeting Space; Sports Book(5); Swimming Pool; Gift Shop; Service Station; General Store; Amusement Arcade; Styling Salon; RV Park

(1)	Includes the operations of Cactus Petes Resort Casino and The Horseshu Hotel and Casino.

(2)	Includes 19 poker tables at Ameristar Casino Resort Spa St. Charles, 14 poker tables at Ameristar Casino Hotel Kansas City, 10 poker tables at Ameristar Casino Hotel Vicksburg, 17 poker tables at Ameristar Casino Resort Spa Black Hawk and seven poker tables at the Jackpot Properties.

(3)	Includes 284 rooms operated by affiliates of Kinseth Hospitality Corporation and located on land owned by us and leased to affiliates of Kinseth.

(4)	Includes a 114-seat food court featuring Sbarro and Burger King restaurants and Arthur Bryant’s Barbeque restaurant at Ameristar Casino Hotel Kansas City and a 51-seat Sbarro restaurant at Ameristar Casino Hotel East Chicago, all of which are leased to and operated by third parties.

(5)	Leased to and/or operated by a third party.

Ameristar Casino Resort Spa St. Charles.  Ameristar Casino Resort Spa St. Charles serves the greater St. Louis metropolitan market with a large casino and a variety of new amenities that opened in 2008, including our luxury all-suite hotel and spa. We believe the hotel’s expansive luxury suites rank among the greater St. Louis area’s most upscale accommodations. The hotel also features a 7,000-square-foot, full-service spa and an indoor/outdoor pool. In 2009, the hotel received the prestigious American Automobile Association (“AAA”) Four Diamond designation. The property has seven dining venues, a state-of-the-art conference and banquet center and several bars, some of which offer live entertainment.

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

Ameristar Casino Hotel Kansas City.  Ameristar Casino Hotel Kansas City ranks among the largest state-licensed casino floors in the United States. Our 184-room hotel offers a mix of suites and standard rooms that feature custom finishes. Guests can select from nine restaurants and seven bars/lounges, some of which offer live entertainment.

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

Ameristar Casino Resort Spa Black Hawk.  Ameristar Casino Resort Spa Black Hawk is one of the largest casinos in Colorado and has completed its transformation into a premier gaming and resort destination with the opening of its new luxury hotel in 2009. The 33-story hotel tower includes 536 rooms and suites and a meeting and event center. In 2011, the hotel was awarded the AAA Four Diamond designation. It has Black Hawk’s only full-service spa, an enclosed rooftop swimming pool and indoor/outdoor whirlpool spas. We believe these amenities and services are unequaled in the Denver gaming market. The property also has four dining venues and several bars, some of which offer live entertainment.

Ameristar Casino Resort Spa Black Hawk is located in the center of the Black Hawk gaming district, approximately 40 miles west of Denver, and it caters primarily to patrons from the Denver metropolitan area and surrounding states.

Ameristar Casino Hotel Vicksburg.  Ameristar Casino Hotel Vicksburg has been the market leader for 16 consecutive years, a distinction we attribute to its superior location and premier product and dining and entertainment options. The property completed a major expansion in 2008, which included a casino expansion that added the market’s only live poker room, two new restaurants, a Star Club lounge and a new 1,000-space parking garage with direct access to the casino. The property’s 149-room hotel was also renovated in 2008. The three-level dockside casino is significantly wider than most other casinos in the market, providing a spacious, land-based feel. The property also offers our guests dining and live entertainment options.

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

Ameristar Casino Hotel East Chicago.  Ameristar Casino Hotel East Chicago serves metropolitan Chicago and Northwest Indiana, the United States’ third-largest commercial gaming market. East Chicago’s dining choices include six restaurants and one bar. The property also features a 290-room hotel, banquet space and a Star Club players’ lounge.

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

The Jackpot Properties.  Cactus Petes Resort Casino and The Horseshu Hotel and Casino are located in Jackpot, Nevada, just south of the Idaho border. Cactus Petes has been operating since 1956. The properties’ resort amenities include 416 hotel rooms and suites, an Olympic-sized pool, a heated spa, a styling salon, a recreational vehicle park and access to a nearby 18-hole golf course. In addition, an adjacent general store and service station serve guests and regional travelers. The properties also offer several dining selections and a showroom showcasing live entertainment. A remodeling of the hotel tower at Cactus Petes was completed in 2008.

The properties are located on either side of Nevada State Highway 93, a major regional north-south route, and serve guests primarily from Idaho, and secondarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces.

Markets

The following table presents a summary of the market characteristics and market performance of our Ameristar-branded properties as of December 31, 2010.

	Ameristar			Ameristar
	Casino Resort	Ameristar	Ameristar	Casino Resort	Ameristar	Ameristar
	Spa	Casino Hotel	Casino Hotel	Spa	Casino Hotel	Casino Hotel
	St. Charles	Kansas City	Council Bluffs	Black Hawk(1)	Vicksburg	East Chicago(2)

Adult population — within 50 miles	2.0 million	1.6 million	750,000	2.1 million	400,000	5.9 million
Adult population — within 100 miles	2.9 million	2.1 million	1.3 million	3.0 million	1.1 million	8.9 million
No. of market participants	6	4	3	17	5	3
2010 annual market gaming revenue — $ in millions	$1,085.6	$714.5	$429.3	$559.4	$270.1	$1,023.2
2010 market growth rate	3.4%	(0.7)%	(0.5)%	5.3%	(3.7)%	1.6%
2010 market share	25.9%	33.7%	37.2%	27.5%	43.8%	24.1%
2009 market share	28.5%	33.6%	36.6%	20.5%	42.7%	27.5%
2010 market share rank	#1	#1	#2	#1	#1	#2

(1)	The Colorado Limited Gaming Control Commission reports the Black Hawk and Central City, Colorado markets separately. The Black Hawk information in this table excludes seven casinos in Central City, adjacent to Black Hawk, which generated $65.7 million in total gaming revenues in 2010.

(2)	In the Northwest Indiana market, there are a total of three operators, including Ameristar East Chicago (located in East Chicago, Hammond and Gary, Indiana), that generated $1.0 billion in annual gaming revenues. In the broader Chicagoland market, there are five additional state-licensed casinos operating in the states of Illinois and Indiana and one Native American casino in Michigan. The eight state-licensed casinos generated a total of $2.1 billion in annual gaming revenues.

The primary market area for the Jackpot properties is Twin Falls, Idaho (located approximately 45 miles north of Jackpot) and Boise, Idaho (located approximately 150 miles from Jackpot). The primary market area comprises approximately 600,000 adults. The balance of the Jackpot properties’ guests comes primarily from the northwestern United States and southwestern Canada. As of December 31, 2010, the Jackpot properties had approximately 58% of the slot machines and 76% of the table game positions in the Jackpot market.

Competition

St. Charles

Ameristar St. Charles competes with five other gaming operations located in the metropolitan St. Louis area. Two of these competitors are located in Illinois. The St. Louis market is currently insulated from other casino gaming markets, with no competitors within 100 miles.

In March 2010, a gaming operator opened a new casino facility in Lemay, which is located in the southeastern portion of St. Louis County, approximately 30 miles from our St. Charles property. Ameristar’s location is the farthest of the Missouri-based casinos in the St. Louis area from the new casino.

In January 2010, the Missouri Gaming Commission approved the revocation of the gaming license of a competitor in downtown St. Louis. The casino operator surrendered the license and the casino was closed in June 2010. In December 2010, the Missouri Gaming Commission allowed a different operator to commence construction of a new casino property in Cape Girardeau, Missouri, approximately 100 miles southeast of the St. Louis market. Construction of that property is expected to begin in the summer of 2011. Assuming the successful completion and licensing of the Cape Girardeau property, no additional gaming licenses will be awarded in the State of Missouri as the number of permitted casinos was capped at 13 by referendum in 2008.

We currently do not anticipate any new competition in the Illinois portion of the St. Louis market. However, increased competition for our St. Charles property would result if Illinois law is changed in the future to allow the operation of slot machines at the existing pari-mutuel racetrack near East St. Louis. This has been proposed from time to time by members of the Illinois legislature.

Kansas City

Ameristar Kansas City competes with three other gaming operations located in and around Kansas City, Missouri. In 2007, the Kansas legislature enacted a law that authorizes up to four state-owned and operated freestanding casinos and three racetrack slot machine parlors developed and managed by third parties. One casino and one racetrack location are authorized in the Kansas City market. Currently, the racetrack is closed and it is unclear if it will reopen with slot machines due to the high tax rate imposed on such operations. In 2010, the Kansas Lottery Gaming Facility Review Board granted approval for a casino and entertainment facility to be constructed at the Kansas Speedway in Wyandotte County, Kansas, approximately 24 miles from Ameristar Kansas City. The first phase of the project includes a casino, restaurants and other entertainment options and is projected to open in the first half of 2012.

With the opening of the new Kansas casino, we will face additional competition at Ameristar Kansas City. However, Ameristar Kansas City’s location is the farthest east from the new Kansas casino development, which may mitigate the impact of the new casino.

Council Bluffs

Ameristar Council Bluffs operates one of three gaming licenses issued for the Council Bluffs gaming market pursuant to an operating agreement with Iowa West Racing Association. The two other licenses are operated by a single company and consist of another riverboat casino and a land-based casino with a pari-mutuel racetrack. In 2009, the land-based competitor opened a nationally-branded 153-room hotel adjacent to its casino.

The Council Bluffs market is currently insulated from other casino gaming markets, with the nearest competitor located approximately 90 miles away.

In 2007, the National Indian Gaming Commission (the “NIGC”) approved the request of the Ponca Tribe of Nebraska to allow a five-acre parcel owned by the tribe in Carter Lake, Iowa to be utilized for gaming purposes. The parcel is located approximately five miles from Ameristar Council Bluffs. In 2008, in a lawsuit brought by the State of Nebraska and joined by the State of Iowa and the City of Council Bluffs, the federal district court reversed the NIGC’s decision. The U.S. Department of the Interior appealed the district court ruling, and in 2010 the Eighth Circuit Court of Appeals reversed the district court’s decision and ordered the court to remand the matter to the NIGC for further consideration. The Court of Appeals directed the NIGC to revisit the issue, taking into consideration, among other things, a 2003 agreement between the State of Iowa and the Bureau of Indian Affairs. That agreement stated that the five-acre parcel would be utilized for a health center and not for gaming purposes. If the tribe is allowed to conduct gaming at this location, the additional competition would adversely affect our Council Bluffs casino.

Black Hawk

Ameristar Black Hawk competes with 23 other gaming operations located in the Black Hawk and Central City gaming markets in Colorado. Ameristar has the largest single gaming floor and parking garage of any casino in the market. Of the other casinos in the market, only two are considered “large” operators, with over 750 slot machines. Ameristar’s primary competitor is one of the first major casinos encountered when entering Black Hawk from Denver via State Route 119. This competitor’s primary casino is connected via a skywalk to an adjacent casino the operator also owns, thereby offering increased availability of hotel rooms, parking capacity and gaming positions to guests.

In 2008, Colorado voters approved Amendment 50, which gave local gaming jurisdictions the option of increasing bet limits, expanding permitted table games and increasing the hours of operation. In July 2009, the positive regulatory changes were implemented statewide, allowing the Ameristar Black Hawk property to extend casino operating hours from 18 hours daily to 24 hours daily, increase the maximum single bet limit from $5 to up to $100 and offer additional table games, including roulette and craps.

In September 2009, Ameristar opened a 536-room luxury hotel and spa featuring upscale furnishings and amenities. The hotel includes a versatile meeting and ballroom center and also has Black Hawk’s only full-service spa and an enclosed rooftop swimming pool with indoor/outdoor whirlpool facilities. Ameristar Black Hawk offers destination resort amenities and services that we believe are unequaled in the Denver gaming market. The completed hotel also effectively doubled the room capacity in the Black Hawk market.

The Black Hawk and Central City gaming market is currently insulated from other casino gaming markets, with no competitors within 50 miles. There have been several proposals for the development of Native American and racetrack casinos in the Denver metropolitan area over the years. Both types of casinos have been defeated in past ballot initiatives.

Should additional gaming development occur in the Denver metropolitan area, the Black Hawk and Central City market would face increased competition.

Vicksburg

Ameristar Vicksburg currently competes with four other gaming operations located in Vicksburg, Mississippi. Vicksburg is located approximately 45 miles west of Mississippi’s largest city, Jackson.

Proposals have been made from time to time to develop new Native American casinos in Louisiana and Mississippi, some of which could be competitive with the Vicksburg market. None are under construction currently.

The Vicksburg market also faces competition from two casinos owned by a Native American tribe in Philadelphia, Mississippi, located about 70 miles east of Jackson and 115 miles east of Vicksburg. Vicksburg is also subject to competition from four casinos and one slots-only racetrack in Shreveport and Bossier City, Louisiana, located approximately 175 miles from Vicksburg, as well as casinos located along the Mississippi Gulf Coast.

East Chicago

Ameristar East Chicago’s core competitive market of Northwest Indiana is comprised of three casino operators, including Ameristar, and includes East Chicago, Hammond and Gary, Indiana. The three properties are located within five miles of each other on Lake Michigan. The property also competes with six other casinos located in Illinois, Indiana and Michigan within 60 miles of East Chicago.

Illinois casinos are subject to higher gaming taxes than Indiana casinos. They are also subject to gaming position limitations and a statewide indoor smoking ban. Located within the Chicago metropolitan area, Ameristar East Chicago currently draws approximately 70% of its guest base from Illinois, with the remaining 30% coming from Northwest Indiana and surrounding areas.

In 2008, the Illinois Gaming Board (the “IGB”) awarded the exclusive right to apply for the tenth and final Illinois casino license to a company proposing a casino entertainment complex in Des Plaines, Illinois, which is approximately 40 miles northwest of East Chicago, Indiana. In 2010, the IGB found the developer suitable for the operation of the license. The project calls for a $450 million casino and entertainment complex. The facility is currently under construction and is expected to open in late 2011. Legislation regarding the possible further expansion of gaming in Illinois may be considered by Illinois lawmakers. If enacted, the legislation could lead to a significant level of additional competition in the Chicagoland market.

In 2009, the Indiana Department of Transportation (“INDOT”) permanently closed the Cline Avenue bridge near Ameristar East Chicago due to safety concerns discovered during an inspection of the bridge. The closure has forced Ameristar’s guests to utilize local arterial roads to access the property. Access via these roads is less convenient, which has caused the property’s business levels and operating results to suffer. INDOT is in the process of improving access; however, it has stated that it does not intend to rebuild the bridge due to the high cost.

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

Employees and Labor Relations

As of March 4, 2011, we employed approximately 4,950 full-time and 2,675 part-time employees. Approximately 250 employees at our East Chicago property are employed pursuant to collective bargaining agreements. We believe our employee relations are good.

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

Missouri

Our gaming operations in St. Charles and Kansas City, Missouri are conducted by our wholly owned subsidiaries, Ameristar Casino St. Charles, Inc. (“ACSCI”) and Ameristar Casino Kansas City, Inc. (“ACKCI”), respectively. The ownership and operation of riverboat and dockside gaming facilities in Missouri are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Missouri Gaming Commission. The Licensed Gaming Activities Chapter of the Missouri Revised Statutes (the “Missouri Act”) provides for the licensing and regulation of riverboat and dockside gaming operations on the Mississippi and Missouri Rivers in the State of Missouri and the licensing and regulation of persons who distribute gaming equipment and supplies to gaming licensees.

The Missouri Gaming Commission has discretion to approve gaming license applications for permanently moored (“dockside”) casinos, powered (“excursion”) riverboat casinos and barges and to determine the type of excursion gambling boats allowed each licensee. The total number of excursion gambling boat licenses may not exceed 13. Due to safety concerns, all gaming vessels on the Missouri River are permitted to be moored in moats within 1,000 feet of the river. Gaming licenses are initially issued for two one-year periods and must be renewed every two years thereafter. The gaming licenses held by ACSCI and ACKCI are next subject to renewal in October 2012. No gaming licensee may pledge or transfer in any way any license, or any interest in a license, issued by the Missouri Gaming Commission. As a result, the gaming licenses of our Missouri subsidiaries were not pledged to secure our senior credit facilities.

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

Under the Missouri Act, all members of the Boards of Directors of ACSCI and ACKCI, certain members of their managements and certain of their employees associated with their gaming businesses are required to obtain and maintain occupational licenses. We believe that all such persons currently required to obtain occupational licenses have obtained or applied for them. The Missouri Gaming Commission may deny an application for a license for any cause that it deems reasonable.

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

Although the Missouri Act provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission can impose space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. The Missouri Act also includes requirements as to the form of riverboats, which must resemble Missouri’s riverboat history to the extent practicable and include certain non-gaming amenities. All licensees currently operating riverboat gaming operations in Missouri are authorized to conduct all or a portion of their operations on a dockside basis, and open and continuous boarding is permitted. Gaming is permitted to be conducted 24 hours each day, with the exception of one hour per week.

The Missouri Act requires each licensee to post a bond or other surety to guarantee that the licensee complies with its statutory obligations. The Missouri Act also gives the Missouri Gaming Commission the authority to use the bond or other form of surety to, among other things, guarantee the completion of an expansion of a gaming facility within a time period determined by the Missouri Gaming Commission.

To promote safety, the Missouri Gaming Commission has required that gaming entertainment barges obtain annual certification from the American Bureau of Shipping.

If the Missouri Gaming Commission decides that a licensee, such as one of our Missouri subsidiaries, violated a gaming law or regulation, the Missouri Gaming Commission could limit, condition, suspend or revoke the license of the licensee. In addition, a licensee, its parent company and the persons involved could be subject to substantial fines for each separate violation. Limitation, conditioning or suspension of any gaming license could (and revocation of any gaming license would) materially adversely affect Ameristar and our Missouri subsidiaries’ gaming operations.

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

The Missouri Gaming Commission regulates the issuance of excursion liquor licenses, which authorize the licensee to serve, offer for sale, or sell intoxicating liquor aboard any excursion gambling boat, or facility immediately adjacent to and contiguous with the excursion gambling boat, which is owned and operated by the licensee. An excursion liquor license is granted for a one-year term by the Missouri Gaming Commission and is renewable annually. The Missouri Gaming Commission can discipline an excursion liquor licensee for any violation of Missouri law or the Missouri Gaming Commission’s rules. Licensees are responsible for the conduct of their business and for any act or conduct of any employee on the premises that is in violation of the Missouri Act or the rules of the Missouri Gaming Commission. Missouri Gaming Commission liquor control regulations also include prohibitions on certain intoxicating liquor promotions and a ban on fees accepted for advertising products. Only Class B licensees such as ACSCI and ACKCI can obtain a liquor license from the Missouri Gaming Commission. Class B licenses are licenses granted by the Missouri Gaming Commission to allow the holder to conduct gambling games on an excursion gambling boat and to operate an excursion gambling boat. The sale of alcoholic beverages produced at Amerisports at Ameristar Kansas City is subject to licensing, control and regulation by the City of Kansas City, Missouri, Clay County, the State of Missouri and the Division of Alcohol, Tobacco and Firearms of the U.S. Treasury Department.

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

The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” A “qualified sponsoring organization” is defined as a person or association that can show to the satisfaction of the Iowa Gaming Commission that the person or association is eligible for exemption from federal income taxation under Section 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal Revenue Code (hereinafter “not-for-profit corporation”). The not-for-profit corporation is permitted to enter into operating agreements with persons qualified to conduct riverboat gaming operations. Such operators must be approved and licensed by the Iowa Gaming Commission. On January 27, 1995, the Iowa Gaming Commission authorized the issuance of a license to conduct gambling games on an excursion gambling boat to Iowa West Racing Association (the “Association”), a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Council Bluffs. The Association has entered into a sponsorship agreement with ACCBI (the “Operator’s Contract”) authorizing ACCBI to operate riverboat gaming operations in Council Bluffs under the Association’s gaming license, and the Iowa Gaming Commission has approved this contract. The term of the Operator’s Contract runs until March 31, 2015, and ACCBI has an option to extend the term for an additional three-year period through March 31, 2018.

Under Iowa law, a license to conduct gambling games may be issued in a county only if the county electorate has approved such gambling games. The electorate of Pottawattamie County, which includes the City of Council Bluffs, most recently reauthorized by referendum in November 2010 the gambling games conducted by ACCBI, and a reauthorization referendum must be submitted to the electorate in the general election to be held in 2018 and each eight years thereafter. Each such referendum requires the affirmative vote of a majority of the persons voting thereon. In the event a future reauthorization referendum is defeated, the licenses granted to the Association and ACCBI would not be subject to renewal and ACCBI would be required to cease conducting gambling games. After a referendum has been held which defeated a proposal to conduct gambling games on excursion gambling boats, another referendum on a proposal to conduct gambling games on excursion gambling boats may not be held for at least eight years.

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

ACCBI is required to maintain records regarding its equity structure and owners. The Iowa Gaming Commission may require ACCBI to submit background information on all persons participating in any capacity at ACCBI. The Iowa Gaming Commission may suspend or revoke the license of a licensee if the licensee is found to be ineligible in any respect, such as want of character, moral fitness, financial responsibility or due to failure to meet other criteria employed by the Iowa Gaming Commission.

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

Pursuant to the Indiana Riverboat Gaming Act, as amended (the “Indiana Act”), the Commission is authorized to award up to 10 owner’s licenses and one operating agent contract for purposes of owning and operating riverboat casinos in the State of Indiana. This includes five licenses for riverboat casinos in counties contiguous to Lake Michigan in northern Indiana; five licenses for riverboat casinos in certain counties contiguous to the Ohio River in southern Indiana; and one operating agent contract for a riverboat casino in a county that contains a historic hotel district (i.e., Orange County). Referenda required by the Indiana Act to authorize the five licenses to be issued for counties contiguous to Lake Michigan have been conducted. In these counties, gaming has been authorized for the cities of Hammond, East Chicago, and Gary in Lake County, Indiana, and for Michigan City in LaPorte County, Indiana, to the east of Lake County. In April 2007, the Indiana General Assembly enacted legislation that empowered the Commission to issue gambling game licenses to the holders of Indiana’s two pari-mutuel horse racing permits. In March 2008, the Commission granted each permit holder a five-year gambling game license authorizing the installation and use of up to 2,000 slot machines at each horse track, one of which is located in Anderson and the other in Shelbyville, Indiana. Under Indiana law, installation of slot machines beyond the statutorily authorized number of 2,000 would require further approval by the Commission. The slot operations at the tracks opened in the second quarter of 2008.

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

The Indiana Act requires the owner of a riverboat gaming operation to hold an owner’s license issued by the Commission. To obtain an owner’s license, the Indiana Act requires extensive disclosure of records and other information concerning an applicant. Applicants for licensure must submit a comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license. The Commission has the authority to request specific information on or license anyone who holds an ownership interest or anyone who plays a key management role, such as officers, directors, and employees, regardless of ownership. The applicant may be required to disclose the identity of every person holding an ownership interest in the applicant. Persons holding an interest of 5% or more in the applicant normally must undergo a background investigation and be licensed. Institutional investors, within the meaning of the Indiana Act, are exempted from this requirement provided that they acquire shares in the ordinary course of their investment business and for investment purposes, and neither for the purpose of electing a majority of the board of directors of the licensee nor for the purpose of changing the licensee’s charter, management, policies or operations. Institutional investors are defined to include certain retirement funds, investment companies registered under the Investment Company Act of 1940, collective investment trusts organized by banks under the rules of the Comptroller of the Currency, closed-end investment trusts, chartered or licensed life insurance or property and casualty insurance companies, banking institutions, investment advisors registered under the Investment Advisors Act of 1940 and such other entities as the Commission may determine.

Each owner’s license entitles the licensee to own and operate one riverboat and gaming equipment as part of a gaming operation. The Indiana Act allows a person to hold up to 100% of up to two individual licenses.

Each initial owner’s license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Commission that the licensee continues to be eligible for an owner’s license pursuant to the Indiana Act and the rules and regulations adopted thereunder. Ameristar Casino

East Chicago, LLC submitted an application for the required annual license renewal in 2010 and such license renewal was approved.

The Indiana Act requires that a licensed owner undergo a complete investigation every three years. If for any reason the license is terminated, the assets of the riverboat gaming operation cannot be disposed of without the approval of the Commission. In 2009, the Indiana General Assembly enacted legislation requiring all casino operators to submit for approval by the Commission a written power of attorney identifying a person who would serve as trustee to temporarily operate the casino in certain rare circumstances, such as the revocation or non-renewal of an owner’s license. Ameristar Casino East Chicago, LLC submitted its power of attorney by the November 1, 2009 statutory deadline, and the power of attorney was approved by the Commission in March 2010.

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

The Commission places special emphasis on the participation of minority business enterprises (“MBEs”) and women business enterprises (“WBEs”) in the riverboat industry. Each licensee is required to submit annually to the Commission a report that includes the total dollar value of contracts awarded for goods and services and the percentage awarded to MBEs and WBEs, respectively. The Commission has previously required licensees to establish goals of expending 10% of the total dollars spent on the majority of goods and services with MBEs and 5% with WBEs. In 2007, the Commission conducted a disparity study entitled “A Disparity Study for the Commission, May 2007” (the “Disparity Study”) to determine whether there existed a gap between the capacity of MBEs and WBEs and the utilization thereof by riverboat casinos in Indiana. The Disparity Study concluded that, with the exception of WBE purchases in the construction area, there was no statistically significant “disparity.” As a result, the Commission issued Resolution 2007-58 to mandate that, effective January 1, 2008, annual goals for expenditures to WBEs for the purchase of construction goods and services shall be set at 10.9%. In November 2010, relying on two years of expenditure data that indicated a statistically significant disparity, the Commission issued Resolution 2010-217 to mandate that, effective January 1, 2011, annual goals for expenditures to MBEs for the purchase of construction goods and services shall be set at 23.2%. Failure to meet these goals will be scrutinized heavily by the Commission and the Indiana Act authorizes the Commission to suspend, limit or revoke an owner’s gaming license or impose a fine or other appropriate conditions for failure to comply with these guidelines. However, if a determination is made that a licensee has failed to demonstrate compliance with these guidelines, the licensee has 90 days from the date of the determination to comply. For expenditures in all areas where formal goals have not been established, the Commission has taken the position that the capacity percentages set forth in the Disparity Study for MBEs and WBEs, respectively, are targets for which best faith efforts of each licensee are expected.

A licensee may not lease, hypothecate, borrow money against or lend money against an owner’s riverboat gaming license. An ownership interest in an owner’s riverboat gaming license may only be transferred in accordance with the regulations promulgated under the Indiana Act.

The Indiana Act stipulates a graduated wagering tax with a starting tax rate of 15% and a top rate of 40% for adjusted gross receipts in excess of $600,000,000. In addition to the wagering tax, an admissions tax of $3 per admission is assessed. The Indiana Act provides for the suspension or revocation of a license if the wagering and admissions taxes are not timely submitted.

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

The Mississippi Act provides for legalized gaming in each of the 14 counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. Currently, gaming is permissible in nine of the 14 eligible counties in the state and gaming operations take place in seven counties. Traditionally, Mississippi law required gaming vessels to be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. However, the Mississippi legislature has amended the Mississippi Act to permit licensees in the three counties along the Gulf Coast to establish land-based casino operations provided that the gaming areas do not extend more than 800 feet beyond the 19-year mean high water line, except in Harrison County, where the limit can be extended as far as the greater of 800 feet beyond the 19-year mean water line or the southern boundary of Highway 90. Due to another change to the Mississippi Act, the Commission has also permitted licensees in approved river counties to conduct gaming operations on permanent structures, provided that the majority of any such structure is located on the river side of the “bank full” line of the Mississippi River.

The Mississippi Act permits unlimited stakes gaming on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices.

ACI and any subsidiary of ACI that operates a casino in Mississippi (a “Mississippi Gaming Subsidiary”) are subject to the licensing and regulatory control of the Mississippi Commission. As the sole stockholder of Ameristar Casino Vicksburg, Inc. (“ACVI”), a licensee of the Mississippi Commission, ACI is registered under the Mississippi Act as a publicly traded corporation (a “Registered Corporation”). As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information that the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and any Mississippi Gaming Subsidiary cannot own or operate gaming facilities in Mississippi. No person may become a stockholder of or receive any percentage of profits from a Mississippi Gaming Subsidiary without first obtaining licenses and approvals from the Mississippi Commission. We have obtained such approvals in connection with our ownership of ACVI.

A Mississippi Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses that may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period and must be renewed periodically thereafter. ACVI most recently was granted a renewal of its gaming license by the Mississippi Commission on January 25, 2009. This license expires on January 24, 2012.

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

Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any act or conduct by a person by which he or she obtains control may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Mississippi Commission also may require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and found suitable as part of the approval process relating to the transaction.

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Mississippi, the Mississippi Commission and the counties and cities in which a Mississippi Gaming Subsidiary’s operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually. Generally, gaming fees and taxes are based upon the following: (1) a percentage of the gross gaming revenues received by the casino operation; (2) the number of gaming devices operated by the casino; or (3) the number of table games operated by the casino.

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

The Colorado Constitution provides for a tax on the total amount wagered less all payouts to players at the following annual rates. The gaming tax rates in effect as of July 1, 2008 can only be changed by amendment to the Colorado Constitution by voters in a statewide election. With respect to games of poker, the tax is calculated based on the sums wagered that are retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission.

•	0.25% up to and including $2 million of the subject amounts;

•	2% on amounts from $2 million to $5 million;

•	9% on amounts from $5 million to $8 million;

•	11% on amounts from $8 million to $10 million;

•	16% on amounts from $10 million to $13 million; and

•	20% on amounts over $13 million.

The City of Black Hawk also assesses two monthly device fees that are based on the number of slot machines operated. Those consist of a $62.50 fee per device and a transportation device fee of $6.42 per device.

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

Ameristar may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On March 19, 2009, the Nevada Commission granted us approval to make public offerings for a period of two years, subject to specified conditions (the “Shelf Approval”). We have filed an application for renewal of the Shelf Approval, which is scheduled to be considered by the Nevada Commission on March 24, 2011. The Shelf Approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering (“Affiliate”). The Shelf Approval also includes approval for CPI to guarantee any security issued by, and to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by, us or an Affiliate in a public offering. The Shelf Approval also includes approval to place restrictions upon the transfer of, and enter into agreements not to encumber the equity securities of, CPI. The Shelf Approval, however, may be rescinded for good cause, without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

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

Web Access to Periodic Reports

Our Internet website address is www.ameristar.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company’s code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer is also available on our website. Information contained on our website shall not be deemed to be incorporated in or a part of this Report.

Recent Development

On February 27, 2011, we entered into a binding letter agreement (the “Estate Agreement”) with the Estate of Craig H. Neilsen (the “Estate”), our founder and former Chairman and Chief Executive Officer who died in 2006. Pursuant to the Estate Agreement, we will purchase 26,150,000 shares of our Common Stock held by the Estate at a purchase price of $17.50 per share, for an aggregate purchase price of $457,625,000 (the “Repurchase Transaction”). The shares to be repurchased represent approximately 45% of our outstanding shares and 83% of the Estate’s current holdings in Ameristar. After giving effect to the transaction, the Estate will own approximately 17% of our Common Stock. The Repurchase Transaction is expected to close in the second quarter of 2011, subject to financing and customary closing conditions, including the receipt of any necessary gaming and other regulatory approvals. In connection with the Repurchase Transaction, we plan to obtain approximately $2.1 billion in new debt financing, the net proceeds of which will be used to retire our approximately $1.5 billion of existing indebtedness, to fund the Repurchase Transaction and for general working capital purposes (the “Refinancing”). You can find more information concerning the Repurchase Transaction and the Refinancing in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2011.

Item 1A. Risk Factors

Our business is sensitive to reductions in discretionary consumer spending.

Our business has been and may continue to be adversely affected by the economic downturn currently being experienced in the United States, as we are highly dependent on discretionary spending by our guests. We are not able to predict the length or severity of the downturn. Changes in discretionary consumer spending or consumer preferences brought about by factors such as increased or continuing high unemployment, significant increases in energy prices, perceived or actual deterioration in general economic conditions, the protracted disruption in the housing markets, the availability of credit, perceived or actual decline in disposable consumer income and wealth (including declines resulting from any increase in personal income tax rates) and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and adversely affect our revenues and cash flow.

We have substantial debt and intend to incur significant additional debt through the Refinancing; leverage may impair our financial condition and restrict our operations.

We currently have a substantial amount of debt. As of December 31, 2010, our total consolidated debt was $1.53 billion. Pursuant to the Estate Agreement, we are required to use our reasonable best efforts to obtain new debt financing satisfactory to us (“New Financing”) with sufficient borrowing capacity to enable us to retire our existing senior credit facilities and our senior unsecured notes and fund the Repurchase Transaction. If we are able to obtain the New Financing, we anticipate that by June 30, 2011 our total consolidated debt will increase to approximately $2.1 billion, consisting of a combination of new senior secured credit facilities and unsecured notes. Upon consummation of the Refinancing and the Repurchase Transaction, for accounting purposes, our total liabilities will exceed our total assets.

Subject to specified limitations, the indenture governing our senior unsecured notes permits us to incur substantial additional debt. In addition, our senior credit facilities permit us to borrow up to an additional $73.8 million as of December 31, 2010 (subject to the maintenance of required debt covenant ratios). The revolving credit facility requires commitment reductions of $12.0 million each quarter from December 31, 2010 through June 30, 2012, with the remaining balance of loans due August 10, 2012. Our term loan requires $94.2 million principal payments due quarterly from December 31, 2011 through June 30, 2012, with the remaining balance of $94.3 million due November 10, 2012. Our substantial debt and the additional debt we incur as a result of the Refinancing could have important consequences to our business, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund capital expenditures and acquisitions;

•	requiring a substantial portion of our cash flows from operations for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, dividends, stock repurchases and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage to less leveraged competitors.

Servicing our debt will require a significant amount of cash, which we expect to increase following the Refinancing, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

Our ability to make payments on and refinance our debt and to fund capital expenditures depends on our ability to generate cash flow in the future. If we obtain New Financing, our debt service requirements will increase substantially due to the higher principal amount of debt that will be outstanding. To some extent, our ability to generate future cash flow is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. In addition, the ability to borrow funds under our existing senior credit facilities or replacement credit facilities in the future will depend on our satisfying the financial covenants in the agreement governing such facilities. We cannot assure that our business will generate cash flow from operations or that future borrowings will be available to us under our senior credit facilities in an amount sufficient to enable us to pay our debt or to fund other liquidity needs.

Our extended revolving loan commitments mature in August 2012 and our term loan matures in November 2012. We will need to refinance all or a portion of our debt before maturity and, as noted above, we intend to consummate the Refinancing in the second quarter of 2011. We cannot assure that we will be able to obtain New Financing satisfactory to us or to refinance any of our debt on favorable terms. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition.

Covenant restrictions under our senior credit facilities and the indenture governing our senior notes and any New Financing may limit our ability to operate our business.

The agreement governing our existing senior credit facilities and the indenture governing our senior notes contain covenants that restrict our ability to, among other things, borrow money, pay dividends, make capital expenditures and effect a consolidation, merger or disposal of all or substantially all of our assets. Although the covenants in our senior credit facilities and the indenture are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, our long-term debt requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants could result in a default under our senior credit facilities and the indenture. If an event of default under our senior credit facilities occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In addition, our senior credit facilities are secured by first priority security interests on substantially all of our real and personal property, including the capital stock of our subsidiaries. If we are unable to pay all amounts declared due and payable in the event of a default, the lenders could foreclose on these assets. We expect that any New Financing that we obtain will contain generally similar covenants and provisions.

The gaming industry is very competitive and increased competition could have a material adverse effect on our future operations.

The gaming industry is very competitive, and we face dynamic competitive pressures in each of our markets. Several of our competitors are larger and have greater financial and other resources. We may choose or be required to take actions in response to competitors that may increase our marketing costs and other operating expenses.

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

In 2007, the Kansas legislature enacted a law that authorizes up to four state-owned and operated freestanding casinos and three racetrack slot machine parlors developed and managed by third parties. At that time, one casino and one racetrack location were authorized in Wyandotte County in the greater Kansas City market. The owner of the potential racetrack slot machine parlor license surrendered its racing license and closed the facility due to concerns about the tax rate that would apply to its gaming operations, which was substantially higher than the tax rate in Missouri or applicable to Kansas freestanding casinos. The future status of the racetrack license is uncertain; however, there have been discussions about reducing the tax rate in order to incentivize the installation of slot machines at the racetracks and reduce the state’s budget deficit. In February 2010, the Kansas Lottery Gaming Facility Review Board approved a proposal by a partnership that includes a major commercial casino operator to develop a large land-based casino and entertainment facility at the Kansas Speedway, approximately 24 miles from Ameristar Kansas City. Construction of the first phase of the project is underway and it is expected to open in the first half of 2012. This facility will provide significant additional competition for Ameristar Kansas City that could have a material adverse effect on the results of operations of that property.

Our East Chicago property currently competes with seven other casino gaming facilities in the Chicagoland market in Indiana and Illinois and with one Native American casino in Michigan. One of our property’s principal competitors is located in Hammond, Indiana, which is closer to and has significantly better access for customers who live in Chicago, Illinois and the Chicago suburbs that are the primary feeder markets for Ameristar East Chicago. The Hammond facility opened a $485 million expansion in 2008 that has adversely affected our property’s business, particularly table games and poker, and we expect will continue to do so.

In December 2008, the Illinois Gaming Board awarded the exclusive right to apply for the tenth and final Illinois casino license to a developer for a property in Des Plaines, Illinois, located approximately 40 miles from

Ameristar East Chicago. Construction is underway and that facility is expected to open in late 2011. From time to time, the Illinois General Assembly has also considered other forms of gaming expansion in the state. In December 2010, the Illinois Senate passed a measure that would have authorized one land-based casino in the City of Chicago, four new riverboat casinos in downstate Illinois, slot machines at the existing racetracks and at Chicago’s two major airports and an increase in the number of gaming positions at each of the existing Illinois casinos (which are currently limited to 1,200 positions). The measure would have also reduced the top gaming tax rate on adjusted gross receipts from 50% to 44%. The measure was not passed by the Illinois House before the legislative session ended; however, it is possible this or a similar measure will be introduced in the current legislative session. If Illinois materially expands gaming, particularly in downtown Chicago or the south Chicago suburbs, the additional competition could materially adversely affect the financial performance of Ameristar East Chicago.

A state senator has again introduced a measure in the Indiana legislature that would allow one of the two adjacent riverboat casino licenses held by the same operator in Gary, Indiana, approximately five miles from Ameristar East Chicago, to be moved to a nearby land-based location. If the casino is allowed to relocate inland, Ameristar East Chicago would face significant additional competition that would adversely affect its financial performance.

In December 2007, a competitor opened a new casino in downtown St. Louis, approximately 22 miles from Ameristar St. Charles, and in March 2010 the same competitor opened an additional casino facility in southeastern St. Louis County, approximately 30 miles from Ameristar St. Charles. The new facilities have resulted in significant additional competition for Ameristar St. Charles that has adversely impacted Ameristar St. Charles’ business. In addition, if legislation is enacted in Illinois to permit the operation of slot machines at racetracks, Ameristar St. Charles would face additional competition from the racetrack near East St. Louis, Illinois.

The Missouri State Lottery authority is considering introducing video lottery terminals (“VLTs”) at the state’s existing lottery outlets in order to help make up a shortfall in the state budget. VLTs are very similar in appearance and performance to casino slot machines. If this occurs, the VLTs would represent additional competition for our St. Charles and Kansas City properties.

Native American gaming facilities in some instances operate under regulatory and financial requirements that are less stringent than those imposed on state-licensed casinos, which could provide them with a competitive advantage and lead to increased competition in our markets. In December 2007, the National Indian Gaming Commission (the “NIGC”) approved the request of the Ponca Tribe of Nebraska to have a five-acre parcel owned by the tribe in Carter Lake, Iowa, located approximately five miles from Ameristar Council Bluffs, approved for the operation of gaming. In December 2008, in a lawsuit brought by the State of Nebraska and joined by the State of Iowa and the City of Council Bluffs, the federal district court reversed the NIGC’s decision. The U.S. Department of the Interior appealed the district court ruling, and in October 2010 the Eighth Circuit Court of Appeals reversed the district court’s decision and ordered the court to remand the matter to the NIGC for further consideration. The Court of Appeals directed the NIGC to revisit the issue, taking into consideration, among other things, a 2003 agreement between the State of Iowa and the Bureau of Indian Affairs. That agreement stated that the five-acre parcel would be utilized for a health center and not for gaming purposes. If the tribe is allowed to conduct gaming at this location, the additional competition would adversely affect our Council Bluffs business.

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

Legislation in various forms to ban indoor tobacco smoking in public places has recently been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. Effective January 1, 2008, a Colorado smoking ban was extended to include casino floors. We believe this ban has significantly negatively impacted business volumes in all Colorado gaming markets. In April 2008, voters in the

City of Kansas City approved a ballot measure, which was subsequently modified by the City Council, that prohibits smoking in most indoor public places within the City, including restaurants, but which contains an exemption for casino floors and 20% of all hotel rooms. Two of Ameristar Kansas City’s competitors are not subject to a smoking ban in any form, which we believe has had some negative impact on our business. On July 1, 2008, a statewide indoor smoking ban went into effect in the State of Iowa. The law includes an exemption for casino floors and 20% of all hotel rooms. A bill is pending in the Iowa General Assembly that would eliminate the casino floor exemption. Nevada has a statewide indoor smoking ban, with exemptions for the gaming areas of casinos and bars where prepared food is not served. In January 2011, a statewide indoor smoking ban was passed by the Indiana House, and the governor has stated he will sign the measure if it is passed by the full legislature. Similar bills have been introduced from time to time in the Missouri General Assembly, and some members of the St. Charles County Council have recently stated they favor a public referendum on a county-wide indoor smoking ban that would not exempt the casino floor of Ameristar St. Charles. If additional restrictions on smoking are enacted in jurisdictions in which we operate, particularly if such restrictions are applicable to casino floors, our business could be materially adversely affected.

If the jurisdictions in which we operate increase gaming taxes and fees, our results could be adversely affected.

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Periods of economic downturn and budget deficits, such as are currently being experienced in most states, may intensify such efforts to raise revenues through increases in gaming taxes. If the jurisdictions in which we operate were to increase gaming taxes or fees, depending on the magnitude of the increase and any offsetting factors (such as the elimination of the buy-in limit in Missouri that became effective in 2008), our financial condition and results of operations could be materially adversely affected.

Currently, the governor of Iowa is proposing that the legislature increase the gaming tax rate paid by riverboat casinos on adjusted gross receipts from 22% to 36% and reduce the state’s business earnings taxes. If enacted, a gaming tax increase of this magnitude would materially adversely affect the results of operations of Ameristar Council Bluffs and the other casinos in the state.

We are subject to the risk of rising interest rates.

Our outstanding debt under our senior credit facilities bears interest at variable rates. As of December 31, 2010, we had $890.0 million outstanding under our senior credit facilities. If we obtain New Financing as we contemplate, our variable interest rate debt may increase substantially. If short-term interest rates rise from current levels, our interest cost would increase, which would adversely affect our net income and available cash.

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

Holders of our Common Stock may be subject to gaming regulatory requirements or could be forced to sell their shares.

All of the jurisdictions in which we operate gaming facilities have regulations requiring owners of more than a specified percentage of our outstanding stock to notify gaming regulatory authorities, provide information or certifications to those authorities and, in some cases, apply for a finding of suitability or license. The threshold level of ownership for such requirements in some jurisdictions is as low as 5% of our outstanding Common Stock, although exceptions or reduced requirements may be applicable for timely submissions by holders who generally qualify as institutional investors as defined in that jurisdiction and own not more than 10% of our stock. The specific qualifications vary by jurisdiction, but the lack of intent to exercise control over the company or its operations, by itself, is not a sufficient basis for exception or reduced requirements in some jurisdictions. For more information, see “Item 1. Business — Government Regulation.”

Upon consummation of the Repurchase Transaction, the percentage ownership of each existing stockholder will increase without any change in the number of shares owned by such holder. Therefore, owners of more than approximately 2.75% of our outstanding Common Stock immediately prior to the Repurchase Transaction who are not already subject to these requirements will be required to make regulatory submissions promptly after the consummation of the Repurchase Transaction, and owners of more than approximately 5.5% of our stock immediately prior to the transaction could face significantly increased regulatory burdens.

Owners of sufficient percentages of our Common Stock who do not or cannot comply with these requirements may be compelled to dispose of their Common Stock quickly and at a time at which they do not desire to do so. Any such sales by a significant holder of Common Stock, and the regulatory disincentives to acquire significant ownership positions, could affect the trading price of our Common Stock.

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

On December 28, 2009, the Indiana Department of Transportation announced that it was permanently closing the Cline Avenue bridge near Ameristar East Chicago. The bridge had been closed since November 13, 2009 due to safety concerns discovered during an inspection of the bridge. Closure of the bridge has made access to the property inconvenient for many of Ameristar East Chicago’s customers and has significantly impacted the property’s business levels and operating results, and we expect this to continue unless and until improved access is developed. As a result of the bridge closure, access to our property has significantly deteriorated relative to the access of our primary competitors.

In Black Hawk, a project to widen a mile-long stretch of State Route 119 near Ameristar Black Hawk to four lanes began in late 2010 and is expected to last until mid-2012. Also, in the spring of 2011 a drainage pipe will be buried underneath the portion of Route 119 that runs through the center of Black Hawk, directly in front of our property. The details of that project have not yet been finalized. These projects are expected to create some inconvenience for guests of Ameristar Black Hawk and adversely affect its business levels while they are ongoing.

The Missouri Department of Transportation has announced it will be undertaking a major renovation of the westbound span of the Blanchette Bridge, which carries Interstate 70 over the Missouri River near Ameristar St. Charles. The project is expected to begin in early 2012 and last approximately one year. During the project, the westbound span of the bridge will be closed and westbound traffic will be diverted to the eastbound span, which will carry three lanes in each direction, compared to the current five lanes in each direction. The project will create inconvenience for guests of Ameristar St. Charles that we expect will materially adversely affect its business levels while it is ongoing.

We have limited insurance coverage for earthquake damage at our properties. Several of our properties, particularly Ameristar St. Charles, are located near historically active earthquake faults. In the event one of our properties were to sustain significant damage from an earthquake, our business could be materially adversely affected.

We have limited opportunities to develop new properties.

The casino gaming industry has limited new development opportunities. Most jurisdictions in which casino gaming is currently permitted place numerical and/or geographical limitations on the issuance of new gaming licenses. Although a number of jurisdictions in the United States and foreign countries are considering legalizing or expanding casino gaming, in some cases new gaming operations may be restricted to specific locations, such as pari-mutuel racetracks. Moreover, it is not clear whether the tax, land use planning and regulatory structures that may be applicable to any new gaming opportunity would make the development and operation of a casino financially acceptable. We expect that there will be intense competition for any attractive new opportunities that do arise, and many of the companies competing for such opportunities will have greater resources and name recognition than we do. Therefore, we cannot assure that we will be able to successfully expand our business through new development.

The Estate of Craig H. Neilsen currently owns a majority of our Common Stock and may have interests that differ from those of the other holders of our Common Stock.

Craig H. Neilsen, our founder and former Chairman of the Board and Chief Executive Officer, died in November 2006. At the time of his death, Mr. Neilsen beneficially owned approximately 56% of our outstanding Common Stock. As a result of his death, these shares passed by operation of law to Mr. Neilsen’s Estate. The co-executors of the Estate are Ray H. Neilsen, our Chairman of the Board, and Gordon R. Kanofsky, our Chief Executive Officer and Vice Chairman. Craig H. Neilsen’s estate plan provides that 25,000,000 shares of our Common Stock owned by the Estate (or approximately 43% of our shares currently outstanding) will ultimately pass to The Craig H. Neilsen Foundation, a private foundation primarily focused on funding spinal cord injury research and treatment (the “Foundation”). Messrs. Neilsen and Kanofsky serve as the co-trustees of the Foundation, and they also serve on the Foundation’s five-person board of directors. In light of their control over a majority of our Common Stock, Messrs. Neilsen and Kanofsky jointly have the ability to elect our entire Board of Directors over time and, except as otherwise provided by law or our Articles of Incorporation or Bylaws, to approve or disapprove other matters that may be submitted to a vote of the stockholders. Some of the factors influencing the Estate’s investment decisions with respect to our Common Stock may not be relevant to other holders of our Common Stock.

If the Repurchase Transaction is consummated, the Estate will own approximately 17% of our outstanding Common Stock. Due to its liquidity needs, in order to diversify its investments or for other reasons, the Estate or its beneficiaries, including the Foundation, may sell additional shares of our stock in the market or otherwise, which could adversely affect the market price of the stock.

The continued payment of dividends on our stock is dependent on a number of factors and is not assured.

Holders of our Common Stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. The payment of future dividends will depend upon our earnings, economic conditions, liquidity and capital requirements and other factors, including the higher debt leverage and debt service requirements we will have if we consummate the Refinancing. Accordingly, we cannot assure you that future dividends will be paid at levels comparable to our historical distributions, if at all. In addition, our senior credit facilities and the indenture governing our senior notes impose limitations on the amount of dividends we may pay, and we expect the terms of any New Financing we obtain will impose limitations on our ability to pay dividends determined by one or more of the amount of dividends, the satisfaction of certain financial covenants or other conditions.

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

Construction Dependent upon Available Financing and Cash Flows from Operations.  The availability of funds under our senior credit facilities at any time are dependent upon, among other factors, the amount of our EBITDA, as defined in the senior credit facilities, during the preceding four consecutive fiscal quarters. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure you that our future consolidated EBITDA and the resulting availability of operating cash flows or borrowing capacity will be sufficient to allow us to undertake or complete future construction projects.

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

Any loss from service of our operating facilities for any reason could materially adversely affect us.

Our operating facilities could be lost from service due to casualty, mechanical failure, extended or extraordinary maintenance, floods or other severe weather conditions. Our riverboat and barge facilities are especially exposed to these risks and the changes in water levels.

The Ameristar Vicksburg site has experienced ongoing geologic instability that requires periodic maintenance and improvements. Although we have reinforced the cofferdam basin in which the vessel is drydocked on a concrete foundation, further reinforcements may be necessary. We are also monitoring the site and expect that further steps will be necessary to stabilize the site in order to permit operations to continue. A site failure would require Ameristar Vicksburg to limit or cease operations.

The loss of an operating facility from service for any period of time likely would adversely affect our operating results and borrowing capacity under our senior credit facilities or any replacement facilities in an amount that we are unable to reasonably accurately estimate. It could also result in the occurrence of an event of a default under our senior credit facilities or any replacement facilities.

A change in control could result in the acceleration of our debt obligations.

Certain changes in control of Ameristar could result in the acceleration of our senior credit facilities and the obligation to offer to repurchase our senior notes or any replacement credit facilities or notes that we obtain or issue in the Refinancing. We cannot assure that we would be able to repay or refinance any indebtedness that is accelerated as a result of a change in control, and this would likely materially adversely affect our financial condition. These acceleration provisions arising from a change in control contained in our senior credit facilities and senior notes should not be implicated in connection with the contemplated Repurchase Transaction as a result of our planned contemporaneous refinancing of such obligations.

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

Ameristar Black Hawk.  Ameristar Black Hawk is located on a site of approximately 5.7 acres that we own on the north side of Colorado Highway 119 in Black Hawk, Colorado. We own various other properties in the vicinity that are not part of our facility, including approximately 100 acres of largely hillside land across Richman Street from the casino site, portions of which are used for overflow parking, administrative offices and other operational uses, and a warehouse.

The Jackpot Properties.  We own approximately 116 acres in or around Jackpot, Nevada, including the 35-acre site of Cactus Petes and the 25-acre site of The Horseshu. The Cactus Petes and Horseshu sites are across from each other on either side of U.S. Highway 93. We also own 288 housing units in Jackpot that support the primary operations of the Jackpot properties.

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

The original Contract completion date was November 12, 2007 and that date was extended to December 7, 2007 by written amendment in March 2007. While we were able to open the hotel facility in stages as it was being completed in the first half of 2008 in order to mitigate damages from the delay, the project was not substantially completed until June 2008. After the March 2007 amendment, Walton asserted various claims for additional compensation, in excess of the agreed-upon GMP, based on alleged changes to the Contract scope of work and asserted delays and other impacts to the completion of the project. We reviewed and rejected many of these claims, but did accept others and issued appropriate change orders to Walton. The GMP, as agreed to by us, is slightly less than $201 million.

On June 20, 2008, Walton filed a mechanic’s lien against the St. Charles property. In addition, on that same day, Walton filed suit in the Circuit Court of St. Charles County, Missouri seeking recovery of the amounts included in its mechanic’s lien. Walton also has sought interest on unpaid amounts pursuant to the Missouri Prompt Pay Act, which gives the judge discretion to award up to 1.5% per month interest on amounts that are not paid pursuant to the terms of an enforceable contract and discretion to award attorneys’ fees to the “prevailing party,” if any, in the dispute.

Walton’s lawsuit and lien essentially claim that the GMP ought to be increased to approximately $224.5 million, with the increase representing certain amounts allegedly due to subcontractors for work performed as well as amounts claimed by Walton for its own management, supervision and general conditions. Since the filing of the lien and lawsuit, we have resolved the majority of the claims for subcontractor work directly with the affected subcontractors. We expect that these efforts will result in our making a total contract expenditure (inclusive of amounts previously paid to Walton pursuant to the GMP and amounts paid directly to subcontractors) of approximately $204 million. We believe that the additional amounts claimed by Walton in its lawsuit (approximately $23 million) primarily relate to the claims that Walton has asserted for its own extended general conditions, added contingency and other costs for its own account. All those claims remain disputed and contested by Ameristar. We have also filed a counterclaim against Walton seeking damages in excess of $5 million based on the delay in completion of the project and defective and deficient work by Walton.

We are vigorously defending against Walton’s claims and have asserted our own claims. The litigation continues in the discovery stage, including depositions.

In addition to Walton’s mechanic’s lien, certain subcontractors to Walton have filed mechanic’s liens against the St. Charles property, and some also filed suit to foreclose on such liens. Our settlement of claims directly with subcontractors has resulted in the dismissal, with prejudice, of a number of these liens and lawsuits.

East Chicago Local Development Agreement Litigation.  In 1994, Showboat Casino Marina Partnership (“Showboat”), the original owner of our East Chicago casino property, entered into a local development agreement (the “LDA”), agreeing to pay 3.75% of its adjusted gross receipts (“AGR”) for local economic development purposes. The payments were to be made: (a) 1% to the City of East Chicago (the “City”); (b) 1% each to two separate community non-profit foundations, which subsequently merged with each other (“Foundations”); and (c) 0.75% to East Chicago Second Century, Inc., a for-profit Indiana corporation formed by Showboat to pursue local economic development (“Second Century”). In 1999, Showboat sold the property to an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). During the entire period that Showboat and Harrah’s owned the property, they paid 3.75% of their AGR to these entities. In April 2005, RIH Acquisitions IN, LLC (“RIH”) (now known as “Ameristar Casino East Chicago, LLC”) purchased the property from Harrah’s. Shortly before that time, the City began to assert a right to all of the LDA funds.

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

After we acquired RIH on September 18, 2007, in accordance with the purchase agreement, RIH opened a new separate interest-bearing bank account under our federal tax identification number and transferred the entire balance in the former separate account to this new account. RIH has continued to deposit 0.75% of its AGR into this account. As of February 28, 2011, this account had a balance of approximately $10.6 million.

In April 2007, the Indiana legislature enacted a bill, which was signed into law by the governor, permitting the Common Council of the City, upon transfer of the controlling interest in the East Chicago casino license, to adopt an ordinance voiding any term of the LDA and allowing for any payment of funds under the LDA to be redirected to the City. The Common Council of the City adopted an ordinance in October 2007 voiding those terms of the LDA that provide for payment of LDA funds to Second Century and adopted a similar ordinance that applies to the funds formerly paid to Foundations. These ordinances purport to “redirect” the payment of all LDA funds to the City, including the funds held by RIH in the separate bank account.

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

Second Century moved for partial summary judgment against RIH, seeking rulings that RIH is in breach of the LDA and that its failure to pay the LDA funds to Second Century amounts to criminal conversion (which would entitle Second Century to treble damages and its attorneys’ fees). In January 2008, ACI and RIH filed a response opposing the motion for summary judgment and seeking summary judgment in favor of RIH on both the contract and conversion claims. The City also filed a brief in opposition to Second Century’s motion for partial summary judgment. On September 4, 2008, the court issued an amended order granting summary judgment in favor of ACI and RIH and denying summary judgment in favor of Second Century on Second Century’s conversion claim. The court denied each party’s motion for summary judgment on Second Century’s breach of contract claim. The court entered a final judgment on the conversion claim on October 23, 2008. Second Century filed a motion to reconsider the court’s order directing entry of final judgment, which the court denied on January 27, 2009. Second Century did not appeal the final judgment granting ACI and RIH summary judgment on the criminal conversion claim.

In 2007, Foundations filed suit challenging the constitutionality of the 2007 legislation and the City’s ordinance adopted under that legislation. RIH intervened in the case, and in December 2007 the trial court ordered RIH to establish an interest-bearing account and deposit in that account the funds in dispute in Foundations’ case challenging the constitutionality of the 2007 legislation and City ordinance. As of February 28, 2011, this separate account had a balance of approximately $17.7 million.

On June 30, 2009, the Indiana Supreme Court issued an opinion in one of multiple appeals related to the East Chicago riverboat casino license. The court held that the IGC “has the authority to revoke or cancel the licenses and their attendant conditions.” The court further held that the “City does not have the authority unilaterally to terminate or alter the terms and conditions of a license issued by the Gaming Commission.”

In 2010, the Indiana Supreme Court issued an opinion in Foundations’ constitutional challenge lawsuit, holding that the 2007 legislation “does not by its terms even purport to alter the Commission’s regulatory authority.” The Indiana Supreme Court did not determine whether Foundations was entitled to receive funds under the gaming license, but instead determined that “[w]hether [Foundations] is entitled to receive funds under the gaming license . . . is first and foremost a matter of administrative law for the Indiana Gaming Commission to decide.”

We have not taken a position on the merits of the other parties’ disputes over the LDA funds, and have stated that we are committed to continue paying the 3.75% of AGR for local economic development purposes unless a court of competent jurisdiction orders otherwise. We intend to comply with the two trial court orders requiring RIH to hold and continuing paying the LDA funds formerly paid to Second Century and Foundations in the respective designated separate bank accounts, and we intend to vigorously contest any claims against us seeking money beyond our stated commitment to pay 3.75% of RIH’s AGR for local economic development purposes.

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

	High	Low

2010
First Quarter	$19.00	$14.17
Second Quarter	20.69	15.00
Third Quarter	18.41	13.44
Fourth Quarter	19.23	15.48
2009
First Quarter	$13.62	$6.86
Second Quarter	23.00	12.28
Third Quarter	21.27	15.36
Fourth Quarter	18.50	13.94

(b)  Holders

As of March 10, 2011, there were approximately 214 holders of record of our Common Stock.

(c)  Dividends

We have paid four quarterly dividends each year on our Common Stock since 2004, except for 2008, when we made three quarterly dividend payments. The payment of future dividends will depend upon our earnings, economic conditions, liquidity and capital requirements and other factors.

In 2010 and 2009, we paid four quarterly cash dividends of $0.105 per share, for an annual total of $0.42 per share.

Our senior credit facilities obligate us to comply with certain covenants that place limitations on the payment of dividends. In March 2009, our senior credit facilities were amended to reduce permitted annual dividends from $40.0 million to $30.0 million beginning with the year ending December 31, 2009, with any unused portion of such amount permitted to be carried over to future years. For the years ended December 31, 2010 and 2009, we paid dividends totaling $24.4 million and $24.2 million, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Note 6 — Long-term debt” of Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data

The following data have been derived from our audited consolidated financial statements and should be read in conjunction with those statements, certain of which are included in this Report.

AMERISTAR CASINOS, INC.

CONSOLIDATED SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share data)

STATEMENT OF OPERATIONS DATA(1):
REVENUES:
Casino	$1,247,034	$1,254,590	$1,296,806	$1,083,380	$1,008,311
Food and beverage	134,854	135,941	156,987	136,471	131,795
Rooms	79,403	66,411	56,024	30,844	27,972
Other	30,559	32,692	38,491	30,387	29,082

	1,491,850	1,489,634	1,548,308	1,281,082	1,197,160
Less: Promotional allowances	(302,568)	(274,189)	(280,406)	(200,559)	(196,862)

Net revenues	1,189,282	1,215,445	1,267,902	1,080,523	1,000,298

OPERATING EXPENSES:
Casino	544,001	556,684	604,747	478,504	439,101
Food and beverage	64,451	65,633	74,650	70,439	68,744
Rooms	17,591	10,466	11,221	9,341	6,780
Other	12,419	14,240	21,154	19,157	18,749
Selling, general and administrative	244,964	241,853	265,622	229,801	200,588
Depreciation and amortization	109,070	107,005	105,895	94,810	93,889
Impairment of goodwill	21,438	111,700	130,300	—	—
Impairment of other intangible assets	34,791	—	184,200	—	—
Impairment loss on assets	224	3,929	1,031	4,758	931
Net loss (gain) on disposition of assets	255	411	683	1,408	(683)

Total operating expenses	1,049,204	1,111,921	1,399,503	908,218	828,099

INCOME (LOSS) FROM OPERATIONS	140,078	103,524	(131,601)	172,305	172,199
OTHER INCOME (EXPENSE):
Interest income	452	515	774	2,113	2,746
Interest expense, net of capitalized interest	(121,233)	(106,849)	(76,639)	(57,742)	(50,291)
Loss on early retirement of debt	—	(5,365)	—	—	(26,264)
Other	1,463	2,006	(3,404)	(178)	—

Income (loss) before income tax provision (benefit)	20,760	(6,169)	(210,870)	116,498	98,390
Income tax provision (benefit)	12,130	(1,502)	(80,198)	47,065	38,825

NET INCOME (LOSS)	$8,630	$(4,667)	$(130,672)	$69,433	$59,565

EARNINGS (LOSS) PER SHARE:
Basic	$0.15	$(0.08)	$(2.28)	$1.22	$1.06

Diluted	$0.15	$(0.08)	$(2.28)	$1.19	$1.04

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	58,025	57,543	57,191	57,052	56,155

Diluted	58,818	57,543	57,191	58,322	57,327

	December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands)

BALANCE SHEET AND OTHER DATA:
Cash and cash equivalents	$71,186	$96,493	$73,726	$98,498	$101,140
Total assets	2,061,542	2,214,628	2,225,238	2,412,096	1,541,475
Total long-term debt, net of current maturities	1,432,551	1,541,739	1,643,997	1,641,615	878,668
Stockholders’ equity(2)	351,020	335,993	338,780	503,126	434,164
Capital expenditures(3)	58,396	136,615	241,826	277,312	249,123

(1)	We acquired Ameristar East Chicago on September 18, 2007 and the operating results of this property are included only from its acquisition date.

(2)	Dividends of $24.4 million, $24.2 million, $18.0 million, $23.4 million and $21.1 million were paid in 2010, 2009, 2008, 2007 and 2006, respectively. The annual dividend per share was $0.42 in 2010, $0.42 in 2009, $0.315 in 2008, $0.41 in 2007 and $0.375 in 2006.

(3)	(Decreases) increases in construction contracts payable were $(6.5) million, $(28.4) million, $5.9 million, $5.6 million and $16.2 million in 2010, 2009, 2008, 2007 and 2006, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in this Report. The information in this section and in this Report generally includes forward-looking statements. See “Item 1A. Risk Factors.”

Overview

We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with eight properties in operation in Missouri, Iowa, Colorado, Mississippi, Indiana and Nevada. Our portfolio of casinos consists of: Ameristar Casino Resort Spa St. Charles (serving the St. Louis, Missouri metropolitan area); Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area); Ameristar Casino Hotel Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Casino Resort Spa Black Hawk (serving the Denver metropolitan area); Ameristar Casino Hotel Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Casino Hotel East Chicago (serving the Chicagoland area); and Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada (serving Idaho and the Pacific Northwest).

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

The following significant factors and trends should be considered in analyzing our operating performance:

•	General Economic Conditions. The weak economic conditions continue to adversely impact the gaming industry and our Company. We believe our guests have reduced their discretionary spending as a result of uncertainty and instability relating to employment and the credit and housing markets.

•	Cost Efficiencies. In July 2008, we began to implement a strategic plan to improve efficiencies and reduce our cost structure as weak economic conditions continued to adversely impact business volumes. As part of this plan, we reduced our workforce costs through position eliminations, adjusting staffing practices and attrition. We also restructured the organization of our property and corporate management teams to be more efficient and streamlined.

•	Ameristar Black Hawk. In July 2009, positive statewide regulatory changes became effective in Black Hawk. The regulatory changes extended casino operating hours from 18 hours daily to 24 hours daily, increased the maximum single bet limit from $5 to up to $100 and allowed for additional table games, including roulette and craps. Also, in September 2009, we opened a 536-room luxury hotel and spa featuring upscale furnishings and amenities. The hotel includes a versatile meeting and ballroom center and has Black Hawk’s only full-service spa and an enclosed rooftop swimming pool with indoor/outdoor whirlpool facilities. Ameristar Black Hawk offers destination resort amenities and services that we believe are unequaled in the Denver gaming market. As a result of these regulatory changes and the opening of the new hotel, net revenues and operating income increased year-over-year in 2010 by 47.6% and 106.6%, respectively, compared to 2009. The property also increased its 2010 annual market share on a year-over-year basis from 20.5% to 27.5%.

•	East Chicago Bridge Closure and Intangible Asset Impairment. In 2008, we recorded a total of $314.5 million ($186.2 million on an after-tax basis) in non-cash impairment charges for the goodwill and gaming license related to our September 2007 East Chicago property acquisition. The 2008 reduction in the value of these intangible assets was attributable to the significant deterioration of the debt and equity capital markets, as well as a lowering of our growth assumptions for the property to reflect its then-current operating performance (relative to our assumptions at the time of acquisition) and the decline in general economic conditions.

During the fourth quarter of 2009, the highway bridge near our Ameristar East Chicago property was permanently closed by the Indiana Department of Transportation due to safety concerns. The bridge closure has made access to the property inconvenient for many of our guests and has significantly impacted the property’s admissions levels and operating results. The adverse business impact is expected to continue unless and until improved access to the property is developed. As a result, in the fourth quarter of 2009, we recorded an additional non-cash impairment charge of $111.7 million ($66.2 million on an after-tax basis) for the impairment of goodwill related to our East Chicago property acquisition. During the second quarter of 2010, we recorded another non-cash charge of $56.0 million ($33.2 million on an after-tax basis) for the impairment of goodwill and the gaming license. The bridge closure continues to impact our business, resulting in a year-over-year decrease in 2010 net revenues of $35.2 million, or 14.0%, as compared to 2009.

•	Missouri Properties. In late 2008, positive regulatory reform was implemented in Missouri benefitting our Kansas City and St. Charles properties. The regulatory reform eliminated the $500 buy-in limit and the requirement for all casino guests to use player identification and tracking cards. Additionally, the Missouri gaming reform raised taxes on gross gaming receipts from 20% to 21% and placed a moratorium on the issuance of additional gaming licenses.

In early March 2010, a gaming operator opened a new casino facility located in the southeastern portion of St. Louis County, approximately 30 miles from our St. Charles property. The additional competition has adversely affected the financial performance of Ameristar St. Charles and the other facilities that operate in the market. The new casino and unusually low table games hold percentages contributed to declines in our property’s 2010 net revenues and operating income of 8.1% and 16.2%, respectively, compared to 2009.

•	Debt and Interest Expense. At December 31, 2010 and 2009, total debt was $1.53 billion and $1.68 billion, respectively. Net debt repayments totaled $149.8 million during the year ended December 31, 2010, of which $145.0 million related to the repayment of a portion of the principal balance outstanding under the revolving credit facility. In November 2009, we successfully completed an extension of $600.0 million, or 80%, of our revolving loan facility commitments. On November 10, 2010, we retired the $107.0 million outstanding under the non-extended portion of the revolving credit facility by borrowing $87.0 million under the extended revolving credit facility due in August 2012 and utilizing $20.0 million of cash from operations.

In March 2009, we amended our senior credit facility to provide us significant relief under our leverage ratio and senior leverage ratio covenants for the foreseeable future (thereby improving our borrowing flexibility related to currently available funds under the revolving loan facility). The amendment also increased the interest rate add-on for term loan and revolving loan borrowings under the senior credit facility by 125 basis points. At December 31, 2010, our total leverage and senior leverage ratios (each as defined in the senior credit facility) were required to be no more than 5.75:1 and 5.25:1, respectively. As of that date, our total leverage and senior leverage ratios were each 4.76:1.

In May 2009, we issued $650.0 million aggregate principal amount of 9 1/4% Senior Notes due 2014 (the “Notes”). We used the net proceeds from the sale of the Notes (approximately $620.0 million, after deducting discounts and expenses) to repay a portion of the revolving loan indebtedness outstanding under the senior credit facility.

Our interest expense has increased significantly as a result of the senior credit facility amendment, Notes issuance and extension of our revolving loan facility that all took place in 2009. In 2010, consolidated net interest expense increased by $14.4 million, or 13.5%, compared to 2009, primarily due to these debt restructuring transactions and lower capitalized interest. Capitalized interest decreased from $9.0 million in 2009 to $0.7 million in 2010, primarily due to the completion of the Ameristar Black Hawk hotel. Consolidated net interest expense for the last half of 2010 decreased when compared to the same period in 2009 by $11.6 million, or 18.0%, due to the expiration of our two interest rate swap agreements on July 19, 2010.

Results of Operations

Selected Financial Measures by Property

The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Consolidated Cash Flow Information:
Net cash provided by operating activities	$218,827	$220,182	$239,501

Net cash used in investing activities	$(70,006)	$(172,941)	$(249,824)

Net cash used in financing activities	$(174,128)	$(24,474)	$(14,449)

Net Revenues:
Ameristar St. Charles	$267,139	$290,675	$289,793
Ameristar Kansas City	223,404	230,370	239,964
Ameristar Council Bluffs	154,468	156,421	174,778
Ameristar Black Hawk	152,254	103,168	79,883
Ameristar Vicksburg	114,516	120,152	133,204
Ameristar East Chicago	216,514	251,695	282,866
Jackpot Properties	60,987	62,964	67,414

Consolidated net revenues	$1,189,282	$1,215,445	$1,267,902

Operating Income (Loss):
Ameristar St. Charles	$59,658	$71,231	$60,436
Ameristar Kansas City	59,134	61,601	50,414
Ameristar Council Bluffs	47,027	46,887	50,728
Ameristar Black Hawk	33,060	16,003	10,661
Ameristar Vicksburg	33,528	32,902	36,453
Ameristar East Chicago(1)	(41,874)	(78,077)	(285,871)
Jackpot Properties	11,526	13,338	11,803
Corporate and other	(61,981)	(60,361)	(66,225)

Consolidated operating income (loss)(1)	$140,078	$103,524	$(131,601)

Operating Income (Loss) Margins:
Ameristar St. Charles	22.3%	24.5%	20.9%
Ameristar Kansas City	26.5%	26.7%	21.0%
Ameristar Council Bluffs	30.4%	30.0%	29.0%
Ameristar Black Hawk	21.7%	15.5%	13.3%
Ameristar Vicksburg	29.3%	27.4%	27.4%
Ameristar East Chicago(1)	(19.3)%	(31.0)%	(101.1)%
Jackpot Properties	18.9%	21.2%	17.5%
Consolidated operating income (loss) margin(1)	11.8%	8.5%	(10.4)%

(1)	For the years ended December 31, 2010, 2009 and 2008, operating income (loss) and operating income (loss) margin were adversely impacted by $56.0 million, $111.7 million and $314.5 million, respectively, in impairment charges related to Ameristar East Chicago intangible assets.

The following table presents detail of our net revenues:

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Casino Revenues:
Slots	$1,103,711	$1,106,575	$1,140,383
Table games	143,323	148,015	156,423

Casino revenues	1,247,034	1,254,590	1,296,806

Non-Casino Revenues:
Food and beverage	134,854	135,941	156,987
Rooms	79,403	66,411	56,024
Other	30,559	32,692	38,491

Non-casino revenues	244,816	235,044	251,502

	1,491,850	1,489,634	1,548,308
Less: Promotional Allowances	(302,568)	(274,189)	(280,406)

Total Net Revenues	$1,189,282	$1,215,445	$1,267,902

Year Ended December 31, 2010 Versus Year Ended December 31, 2009

Net Revenues

Consolidated net revenues for the year ended December 31, 2010 decreased $26.2 million, or 2.2%, from 2009. Net revenues declined on a year-over-year basis at six of our seven gaming locations. These declines were partially mitigated by an increase in revenues at Ameristar Black Hawk. We believe the weak national economic conditions, the permanent closure of the East Chicago Cline Avenue bridge, the increased competition in our St. Charles market and unusually low table games hold percentages adversely impacted financial results in 2010. Ameristar Black Hawk’s 2010 net revenues increased by $49.1 million, or 47.6%, compared to 2009. The increase is primarily attributable to the opening of the new hotel in September 2009 and the implementation of the beneficial regulatory reform in July 2009.

Consolidated casino revenues for 2010 decreased $7.6 million from the prior year. All of our properties, except Ameristar Black Hawk and Ameristar Council Bluffs, posted casino revenue declines compared to 2009, primarily as a result of the difficult economic conditions, the bridge closure and the increased competition indicated above.

For the year ended December 31, 2010, consolidated promotional allowances increased $28.4 million, or 10.4%, from the same 2009 period. The increase in promotional allowances was primarily the result of additional promotional spending related to the new hotel in Black Hawk and our efforts to attract guests to our East Chicago property following the bridge closure. For 2010 and 2009, promotional allowances as a percentage of casino revenues were 24.3% and 21.9%, respectively.

Operating Income

Consolidated operating income for 2010 was $140.1 million, compared to $103.5 million reported in 2009. Operating income for 2010 was adversely impacted by the non-cash impairment charge of $56.0 million recorded in the second quarter of 2010 that eliminated the remaining net book value of goodwill associated with the acquisition of the East Chicago property and reduced the carrying value of the property’s gaming license to $12.6 million, the new competition entering the St. Charles market and unusually low table games hold percentages. The 2009 consolidated operating income and the related margin were negatively impacted by $111.7 million in impairment charges for goodwill at Ameristar East Chicago, $3.9 million of hotel pre-opening expenses, $3.8 million in impairment losses relating to discontinued expansion projects and $1.3 million relating to a one-time non-cash adjustment to property taxes at Ameristar Black Hawk. Ameristar Black Hawk’s 2010 operating income increased by $17.1 million, or 106.6%, as a result of the opening of the new hotel and the beneficial regulatory reform. In

2010, operating income increased from 2009 by 1.9% at Ameristar Vicksburg and remained relatively flat at Ameristar Council Bluffs, indicating these properties are continuing to operate efficiently despite slight declines in net revenues. Corporate expense increased $1.6 million, or 2.7%, in 2010 as compared to 2009 due mostly to $1.5 million of non-operational professional fees.

Interest Expense

The following table summarizes information related to interest on our long-term debt:

	Years Ended December 31,
	2010	2009
	(Dollars in thousands)

Interest cost	$121,917	$115,813
Less: Capitalized interest	(684)	(8,964)

Interest expense, net	$121,233	$106,849

Cash paid for interest, net of amounts capitalized	$118,149	$95,066

Weighted-average total debt balance outstanding	$1,623,114	$1,667,772

Weighted-average interest rate	7.4%	6.5%

For the year ended December 31, 2010, consolidated interest expense, net of amounts capitalized, increased $14.4 million (13.5%) from 2009. The increase is due primarily to higher interest rate add-ons resulting from the senior credit facility amendment, increased interest expense from the issuance of the Notes and the incremental interest incurred on the portion of the revolving credit facility that was extended. Additionally, since the opening of the Ameristar Black Hawk hotel, we no longer capitalize the interest on the associated debt, which has caused our net interest expense to rise relative to prior periods.

Income Tax Expense

The income tax provision was $12.1 million for the year ended December 31, 2010 compared to a tax benefit of $1.5 million for 2009. For 2010 and 2009, our effective income tax rates were 58.4% and 24.3%, respectively. Excluding the impact of the intangible asset impairments at Ameristar East Chicago in both 2010 and 2009, the effective tax rate for the year ended December 31, 2010 would have been 45.5% compared to 41.8% for 2009. This increase is mostly attributable to the absence in 2010 of benefits from the permanent reversal of uncertain tax positions in 2009.

Net Income (Loss)

For the years ended December 31, 2010 and 2009, we reported net income of $8.6 million and a net loss of $4.7 million, respectively. The East Chicago impairment charges adversely affected net income in 2010 and 2009 by $33.2 million and $66.2 million, respectively. Diluted earnings per share was $0.15 for 2010, compared to diluted loss per share of $0.08 in the prior year. The East Chicago impairment charges adversely affected diluted earnings per share for the years ended December 31, 2010 and 2009 by $0.56 and $1.15, respectively.

Year Ended December 31, 2009 Versus Year Ended December 31, 2008

Net Revenues

Consolidated net revenues for the year ended December 31, 2009 decreased $52.5 million, or 4.1%, from 2008. Net revenues declined year-over-year by 11.0% at Ameristar East Chicago, 10.5% at Ameristar Council Bluffs, 9.8% at Ameristar Vicksburg, 6.6% at the Jackpot Properties and 4.0% at Ameristar Kansas City. These declines were partially offset by an increase in revenues at Ameristar Black Hawk. We believe the weak national economic conditions and the increased competition in our East Chicago and Vicksburg markets adversely impacted financial results throughout 2009. Ameristar Black Hawk’s 2009 net revenues increased by $23.3 million, or 29.1%, compared to 2008. The increase is primarily attributable to the opening of the new hotel in September 2009 and the implementation of the beneficial regulatory reform on July 2, 2009. We believe the regulatory reform in Missouri had a beneficial impact on the net revenues of Ameristar St. Charles and Ameristar Kansas City. However, these benefits only partially offset the decline in revenues from the weak economic conditions in both markets.

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

Operating Income (Loss)

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

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Net cash provided by operating activities	$218,827	$220,182	$239,501

Cash flows from investing activities:
Capital expenditures	(58,396)	(136,615)	(241,826)
(Decrease) increase in construction contracts payable	(6,489)	(28,375)	5,882
Proceeds from sale of assets	405	527	1,222
Increase in deposits and other non-current assets	(5,526)	(8,478)	(15,102)

Net cash used in investing activities	(70,006)	(172,941)	(249,824)

Cash flows from financing activities:
Debt borrowings	12,000	671,485	86,015
Principal payments of debt	(161,794)	(644,594)	(83,467)
Cash dividends paid	(24,389)	(24,195)	(18,015)
Proceeds from stock option exercises	2,238	2,140	891
Purchases of treasury stock	(1,638)	(871)	(45)
Tax effect from stock-based arrangements	(412)	910	172
Debt issuance costs	(133)	(29,349)	—

Net cash used in financing activities	(174,128)	(24,474)	(14,449)

Net (decrease) increase in cash and cash equivalents	$(25,307)	$22,767	$(24,772)

Our business is primarily conducted on a cash basis. Accordingly, operating cash flows follow trends in our operating income, excluding non-cash items. For the year ended December 31, 2010, net cash provided by operating activities decreased $1.4 million from the 2009 period, mostly as a result of the changed competitive environments at the Ameristar St. Charles and Ameristar East Chicago properties described above, offset by the changes in our accounts payable and deferred income tax balances in 2010. The decrease in operating cash flows from 2008 to 2009 was mostly attributable to the changes in our income tax receivable and deferred income tax balances in 2009.

Capital expenditures for the year ended December 31, 2010 included minor construction projects, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties. For each of the years ended December 31, 2009 and 2008, capital expenditures were primarily related to our hotel project at Ameristar Black Hawk, our expansion at Ameristar St. Charles, our expansion at Ameristar Vicksburg, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects.

The following table summarizes our capital spending activity for the years ended December 31, 2010, 2009 and 2008:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
Capital Expenditures by Project	2010	2009	2008
	(Amounts in thousands)

Black Hawk expansion	$1,582	$74,711	$102,538
Council Bluffs air quality improvements	833	—	—
Kansas City hotel addition	823	—	—
East Chicago hotel renovation	482	—	—
Vicksburg expansion	429	97	40,618
St. Charles expansion	—	894	26,720
Other construction projects	3,624	9,877	29,165

Total construction projects	7,773	85,579	199,041

Other fixed asset purchases	50,623	51,036	42,785

Total capital expenditures	$58,396	$136,615	$241,826

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

We completed the $100 million expansion and the new 1,000-space parking garage at our Vicksburg property in May 2008. Since the opening of the garage and casino expansion, a new Star Club lounge was completed in July 2008 and two additional restaurants opened in September 2008.

A renovation of the Cactus Petes hotel was completed in May 2008 at a cost of approximately $16 million.

During the years ended December 31, 2010 and 2009, our Board of Directors declared four quarterly cash dividends of $0.105 per share on our Common Stock. In 2008, our Board of Directors declared three quarterly cash dividends of $0.105 per share on our Common Stock.

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

On May 27, 2009, we used the net proceeds from the sale of the senior unsecured Notes (approximately $620.0 million, after deducting discounts and expenses) to repay a portion of the revolving loan indebtedness outstanding under our senior credit facility. Simultaneously, we terminated $650.0 million of revolving loan commitments under the senior credit facility that matured in November 2010. Interest on the Notes is payable semi-annually in arrears on June 1 and December 1 of each year.

On November 17, 2009, we completed an extension of the maturity of $600.0 million, or 80%, of our senior revolving credit facility commitments (under which $510.0 million of loans were outstanding at December 31, 2010) to August 10, 2012. On November 10, 2010, we retired the $107.0 million outstanding under the non-extended portion of the revolving credit facility by borrowing $87.0 million under the extended revolving credit facility due in August 2012 and utilizing $20.0 million of cash from operations. As a result of entering into the extension, we paid one-time fees totaling approximately $6.7 million and are required to pay a higher interest rate margin for the extended portion of the revolving loans.

All mandatory principal repayments on the senior credit facility debt have been made through December 31, 2010. Net debt repayments totaled $149.8 million during the year ended December 31, 2010, of which $145.0 million related to the repayment of a portion of the principal balance outstanding under the revolving credit facility. As of December 31, 2010, the amount of the revolving loan facility available for borrowing was $73.8 million, after giving effect to $4.2 million of outstanding letters of credit. The revolving credit facility requires commitment reductions of $12.0 million each quarter from December 31, 2010 through June 30, 2012, with the remaining balance of loans due August 10, 2012. Our term loan requires $94.2 million principal payments due quarterly from December 31, 2011 through June 30, 2012, with the remaining balance of $94.3 million due November 10, 2012.

To date in 2011, we have made $35.0 million in debt repayments on the revolving credit facility. We anticipate making an additional $10.0 million repayment prior to March 31, 2011.

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

On February 27, 2011, we entered into the Estate Agreement with the Estate of Craig H. Neilsen, our founder and former Chairman and Chief Executive Officer who died in 2006. Pursuant to the Estate Agreement, we will purchase 26,150,000 shares of our Common Stock held by the Estate at a purchase price of $17.50 per share, for an aggregate purchase price of $457,625,000. The shares to be repurchased represent approximately 45% of our outstanding shares and 83% of the Estate’s current holdings in Ameristar. After giving effect to the transaction, the Estate will own approximately 17% of our Common Stock. It is expected that the transaction will close in the second quarter of 2011, subject to financing and customary closing conditions, including the receipt of any necessary gaming and other regulatory approvals. In connection with the Repurchase Transaction, we plan to obtain approximately $2.1 billion in new debt financing, the net proceeds of which will be used to retire our approximately $1.5 billion of existing indebtedness, to fund the Repurchase Transaction and for general working capital purposes.

Our interest expense has increased significantly as a result of senior credit facility amendment, Notes issuance and extension of our revolving credit facility that all took place in 2009. In 2010, consolidated net interest expense increased by $14.4 million, or 13.5%, compared to 2009, primarily due to these debt restructuring transactions. Additionally, capitalized interest decreased from $9.0 million in 2009 to $0.7 million in 2010, primarily due to the completion of the Ameristar Black Hawk hotel.

The credit facility accrues interest based on the applicable margin plus LIBOR or the base rate as defined in the credit facility agreement. Our two interest rate swap agreements, which effectively fixed the rate of interest payable under the credit facility, expired on July 19, 2010. Our interest expense has declined since the termination of these agreements, as the rates we paid under the swap agreements were substantially greater than the current floating rate under the credit facility.

In addition to the availability under the senior credit facility, we had $71.2 million of cash and cash equivalents at December 31, 2010, approximately $70.0 million of which are required for daily operations.

Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. If our existing sources of cash are insufficient to meet our operations and liquidity requirements, we will be required to seek additional financing that would likely be significantly more expensive than our senior credit facility and/or scale back our capital plans or reduce other expenditures. We will need to refinance our credit facility debt before maturity of the revolving loan commitments in August 2012 and, as noted above, we intend to refinance our existing indebtedness in the second quarter of 2011. We cannot assure that we will be able to refinance our debt on favorable terms. Any loss from service of our operating properties for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants.

Inflation

Although we cannot accurately determine the precise effect of inflation on our operations, we believe inflation has not had a material effect on our results of operations in the last three years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

Contractual and Other Commitments

The following table summarizes our obligations and commitments as of December 31, 2010 to make future payments under certain contracts, including long-term debt obligations, capitalized leases, operating leases and certain construction contracts.

	Payments Due by Period
Contractual Obligations:	2011	2012-2013	2014-2015	After 2015	Total
	(In thousands)

Long-term debt instruments	$97,247	$792,770	$650,013	$83	$1,540,113
Estimated interest payments on long-term debt(1)	90,754	138,421	27,567	39	256,781
Operating leases	4,058	4,351	609	—	9,018
Construction contracts	2,243	55	—	—	2,298

Total	$194,302	$935,597	$678,189	$122	$1,808,210

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding after giving effect to projected debt principal payments and forecasted LIBOR rates for our senior credit facility.

As further discussed in “Note 5 — Federal and state income taxes” of Notes to Consolidated Financial Statements, we adopted the provisions of Accounting Standards Codification (“ASC”) 740. We had $4.9 million of unrecognized tax benefits as of December 31, 2010. Due to the inherent uncertainty of the underlying tax positions, it is not possible to assign the liability as of December 31, 2010 to any particular years in the table.

As noted above, a significant operating use of cash in 2011 is interest and debt payments. Our cash interest payments, excluding capitalized interest, were $118.8 million, $104.0 million and $80.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. For more information, see “Note 1 — Basis of presentation” and “Note 6 — Long-term debt” of Notes to Consolidated Financial Statements.

We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.

At December 31, 2010, we had outstanding letters of credit in the amount of $4.2 million, which reduced the amount available to borrow under our revolving loan facility. We do not have any other guarantees, contingent commitments or other material liabilities that are not reflected in our consolidated financial statements or disclosed in the notes, thereto. For more information, see “Note 6 — Long-term debt” of Notes to Consolidated Financial Statements.

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

Property and Equipment

We have significant capital invested in our property and equipment, which represents approximately 85% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Goodwill and Other Intangible Assets

At December 31, 2010, after recording the impairment charge at Ameristar East Chicago described below, we had approximately $72.2 million in goodwill and $12.6 million in other intangible assets on our consolidated balance sheet resulting from the acquisition of Ameristar East Chicago in September 2007 and our two Missouri properties in December 2000. As required under ASC 350, we perform an annual assessment of our goodwill and other indefinite-lived intangible assets to determine if the carrying value exceeded the fair value. Additionally, ASC 350 requires an immediate impairment assessment if a change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

We perform impairment reviews under a two-step method. Under the first step, we are required to estimate the fair value of reporting units to determine if any implied impairment exists. We utilize both the market approach and the income approach present value techniques in the determination of fair value. Under the market approach, the value of invested capital is derived through industry multiples and other assumptions. The income approach requires fair value to be measured through the present value of future cash flows expected to be generated by the reporting unit. Taking into account both the income and market approach fair value estimates, during the impairment review we performed in the second quarter of 2010, we determined that the carrying value of Ameristar East Chicago exceeded the fair value and we were required to perform the second step of the impairment test.

In step two of the impairment test, we determined the implied value of goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. The implied fair value of the Ameristar East Chicago goodwill and gaming license was less than the carrying value and the excess was recorded as an impairment charge.

The goodwill of our Missouri properties was also tested for impairment. The assessment did not result in any impairment charges for these assets.

Guest Rewards Programs

Our guest rewards programs allow guests to earn certain point-based cash rewards or complimentary goods and services based on the volume of the guests’ gaming activity. Guests can accumulate reward points over time that they may redeem at their discretion under the terms of the programs. The reward credit balance is forfeited if a guest does not earn any reward credits over any subsequent 12-month period. As a result of the ability of the guest to bank the reward points, we accrue the expense of reward points, after giving effect to estimated forfeitures, as they are earned. The accruals are based on historical data, estimates and assumptions regarding the mix of rewards that will be redeemed and the costs of providing those rewards. The retail value of the point-based cash rewards or complimentary goods and services is netted against revenue as a promotional allowance. At December 31, 2010 and 2009, the outstanding guest reward point liability was $13.9 million and $11.4 million, respectively.

Cash, Hotel and Food Coupons

Our former, current and future gaming guests may be awarded, on a discretionary basis, cash, hotel and food coupons based, in part, on their play volume. The coupons are provided on a discretionary basis to induce future play and are redeemable within a short time period (generally seven days for cash coupons and one month for hotel and food coupons). There is no ability to renew or extend the offer. We recognize a reduction in revenue as a promotional allowance for these coupons when the coupons are redeemed.

Self-Insurance Reserves

We are self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2010 and 2009, our estimated liabilities for unpaid and incurred but not reported claims totaled $10.8 million and $11.1 million, respectively. We consider historical loss experience and certain unusual claims in estimating these liabilities. We believe the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities. In 2003, the Company entered into a trust participation agreement with an insurance provider. The Company currently has $5.9 million deposited in a trust account as collateral for the Company’s obligation to reimburse the insurance provider for the self-retained portion of our workers’ compensation claims.

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

For the years ended December 31, 2010, 2009 and 2008, we recorded stock-based compensation expense of $14.3 million, $12.9 million and $10.6 million, respectively, as a component of selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2010, there was approximately $27.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

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

Recent Accounting Pronouncements

ASU No. 2010-16, Entertainment-Casinos (Topic 924):  Accruals for Casino Jackpot Liabilities

The Financial Accounting Standards Board issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot since the machine can legally be removed from the gaming floor without payment of the base amount. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. As a result of implementing this change, we recorded an increase of $5.6 million to retained earnings in January 2011.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facility. Outstanding amounts borrowed under our senior credit facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of December 31, 2010, we had $890.0 million outstanding under our senior credit facility, bearing interest at variable rates indexed to three-month LIBOR. At December 31, 2010, the average interest rate applicable to the senior credit facility debt outstanding was 3.5%. An increase of one percentage point in the average interest rate applicable to the senior credit facility debt outstanding at December 31, 2010 would increase our annual interest cost by $8.9 million.

On July 19, 2010, our two interest rate swap agreements expired. (See “Note 7 — Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for more discussion of the interest rate swaps.) We may enter into additional swap transactions or other interest rate protection agreements from time to time in the future. However, the May 2009 refinancing of a substantial portion of our variable-rate debt with the fixed-rate senior unsecured Notes reduces our exposure to interest rate risk and, if we obtain New Financing, we anticipate that a significant portion of the New Financing would consist of fixed-rate notes. Accordingly, we have determined not to renew the use of interest rate swaps in the near term.

Should we elect to use derivative instruments to hedge exposure to changes in the interest rates in the future, we again would be exposed to the potential failure of our counterparties to perform under the terms of the agreements. We would minimize this risk by entering into interest rate swap agreements with highly rated commercial banks.

Item 8.  Financial Statements and Supplementary Data

The Reports of Independent Registered Public Accounting Firm appear at pages F-2 and F-3 hereof, and our Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages F-4 through F-30 hereof.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

The information required to be furnished pursuant to this item is set forth under the captions “Management’s Annual Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and is included in this Annual Report at pages F-1 and F-2.

(c) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the fourth fiscal quarter of 2010.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the captions “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission on or before May 2, 2011 and is incorporated herein by this reference.

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

Item 14.  Principal Accountant Fees and Services

The information required by this Item will be set forth under the caption “Proposal No. 2 — Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by this reference.

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

Exhibit
Number	Description of Exhibit	Method of Filing

3(i)(a)	Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by ACI under the Securities Act of 1933, as amended (File No. 33-68936) (the “Form S-1”).
3(i)(b)	Certificate of Amendment to Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(i)(c)	Certificate of Change Pursuant to NRS 78.209	Incorporated by reference to Exhibit 3(i).1 to ACI’s Current Report on Form 8-K filed on June 8, 2005.
3(ii)	Amended and Restated Bylaws of ACI, effective May 31, 2008	Incorporated by reference to Exhibit 3.1 to ACI’s Current Report on Form 8-K filed on June 2, 2008 (the “June 2008 8-K”).
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to ACI’s amended Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “2008 10-K”).
4.2	Credit Agreement dated as of November 10, 2005 among ACI, the various Lenders party thereto from time to time, Wells Fargo Bank, N.A., as Joint Lead Arranger and Syndication Agent, Deutsche Bank Securities Inc., as Joint Lead Arranger, the Documentation Agents and Managing Agents party thereto, and Deutsche Bank Trust Company Americas (“DBTCA”), as Administrative Agent (exhibits and schedules omitted) (the “Credit Agreement”)	Incorporated by reference to Exhibit 4.2 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).
4.3	First Amendment to Credit Agreement, dated as of August 21, 2006, among ACI, the various Lenders party to the Credit Agreement and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on August 24, 2006.
4.4	Second Amendment to Credit Agreement, dated as of August 31, 2007, among ACI, the various Lenders party thereto and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on September 11, 2007.
4.5	Incremental Commitment Agreement, dated September 18, 2007, among ACI, the various Lenders party thereto and DBTCA	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on September 21, 2007.
4.6	Third Amendment to Credit Agreement, dated as of March 13, 2009, among ACI, the various Lenders party thereto and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on March 16, 2009.
4.7	Extending Revolving Loan Commitment Agreement, dated November 17, 2009, among ACI, the various lenders party thereto and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on November 19, 2009.
4.8	Fourth Amendment to Credit Agreement, dated as of November 10, 2010, among ACI, the various lenders party thereto and DBTCA, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on November 15, 2010.
4.9	Indenture, dated as of May 27, 2009, among ACI, the Guarantors named therein and DBTCA, as trustee	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on May 29, 2009.

Exhibit
Number		Description of Exhibit	Method of Filing

4.10		First Supplemental Indenture, dated as of December 7, 2009, among ACI, the Guarantors party thereto, DBTCA and Wilmington Trust FSB, as successor trustee	Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed by ACI and certain of its subsidiaries under the Securities Act of 1933, as amended (File No. 333-163578).
*10	.1(a)	Employment Agreement dated November 15, 1993 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 1994 (the “1994 10-K”).
*10	.1(b)	Amendment No. 1 to Employment Agreement dated as of October 5, 2001 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “September 2001 10-Q”).
*10	.1(c)	Amendment No. 2 to Employment Agreement dated as of August 15, 2002 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”).
*10	.1(d)	Amendment No. 3 to Employment Agreement dated as of November 7, 2008 between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(d) to the 2008 10-K.
*10	.1(e)	Amended and Restated Executive Employment Agreement dated as of March 11, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.1(c) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).
*10	.1(f)	Amendment to Amended and Restated Executive Employment Agreement dated as of August 16, 2002 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.3 to the September 2002 10-Q.
*10	.1(g)	Amendment Number 2 to Amended and Restated Executive Employment Agreement dated as of May 31, 2008 between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.2 to the June 2008 8-K.
*10	.1(h)	Executive Employment Agreement dated as of March 13, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.1(d) to the 2001 10-K.
*10	.1(i)	Amendment to Executive Employment Agreement dated as of August 16, 2002 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the September 2002 10-Q.
*10	.1(j)	Amendment Number 2 to Executive Employment Agreement dated as of May 31, 2008 between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the June 2008 8-K.
*10	.1(k)	Executive Employment Agreement dated as of May 31, 2008 between ACI and Ray H. Neilsen	Incorporated by reference to Exhibit 10.1 to the June 2008 8-K.
*10	.1(l)	Executive Employment Agreement dated as of May 31, 2008 between ACI and Larry A. Hodges	Incorporated by reference to Exhibit 10.3 to the June 2008 8-K.
*10	.2	Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan, effective as of December 15, 2007	Incorporated by reference to Exhibit 10.3 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”).
*10	.3	Form of Non-Qualified Stock Option Agreement under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to the 2008 10-K.

Exhibit
Number		Description of Exhibit	Method of Filing

*10	.4	Ameristar Casinos, Inc. 2002 Non-Employee Directors’ Stock Election Plan	Incorporated by reference to Appendix A to the definitive Proxy Statement filed by ACI under cover of Schedule 14A on April 30, 2002.
*10	.5	Form of Indemnification Agreement between ACI and each of its directors and executive officers and its Chief Accounting Officer	Incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Form S-1.
*10	.6	Form of Restricted Stock Unit Agreement under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 to the 2007 10-K.
10.7		Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement dated as of November 18, 2004 between Iowa West Racing Association and ACCBI (the “Iowa West Agreement”)	Incorporated by reference to Exhibit 10.9 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.8		Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc.	Incorporated by reference to Exhibits 10.12 and 99.1 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1996.
*10	.9	Ameristar Casinos, Inc. Amended and Restated Deferred Compensation Plan, effective as of January 1, 2008	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 10-Q (the “September 2007 10-Q”).
*10	.10	Master Trust Agreement for Ameristar Casinos, Inc. Deferred Compensation Plan, dated as of April 1, 2001, between ACI and Wilmington Trust Company	Incorporated by reference to Exhibit 10.15 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2002.
*10	.11	Ameristar Casinos, Inc. Performance-Based Annual Bonus Plan	Incorporated by reference to Appendix D to ACI’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, filed under cover of Schedule 14A on April 30, 2007.

Exhibit
Number		Description of Exhibit	Method of Filing

10.12		Redevelopment Project Lease, dated as of October 19, 1995, between the City of East Chicago, Indiana (the “City”) and Showboat Marina Partnership (“SMP”), as subsequently amended and assigned by Lease Assignment and Assumption Agreement, dated as of March 28, 1996, between SMP and Showboat Marina Casino Partnership (“SMCP”); Acknowledgement of Commencement Date of Redevelopment Project Lease and Notice of Election to Take Possession of Leased Premises, dated as of March 28, 1996, between the City and SMCP; First Amendment to Redevelopment Project Lease, dated as of March 28, 1996, between the City and SMCP; Second Amendment to Redevelopment Project Lease, dated as of January 20, 1999, between the City and SMCP; Assignment and Assumption of Lease, dated as of April 26, 2005, between SMCP and RIH; Assignment and Assumption of Lease, dated as of October 25, 2006, between RIH and RIH Propco IN, LLC; and Memorandum of Merger of Leasehold Interests, dated as of September 18, 2007, between RIH and the City	Incorporated by reference to Exhibit 10.3 to the September 2007 10-Q.
10.13		Documents comprising the local development agreement between the City and RIH, consisting of: letter agreement dated April 8, 1994 between SMP and Robert A. Pastrick, Mayor of the City of East Chicago, Indiana (the “Mayor”); letter dated April 18, 1995 from SMP to the Mayor; Side Agreement: East Chicago Second Century, Inc., dated as of December 22, 1998, among SMP, Waterfront Entertainment and Development, Inc. (“Waterfront”), Thomas S. Cappas (“Cappas”) and Michael A. Pannos (“Pannos”); Confirmation of Agreement and Implementation: East Chicago Second Century, Inc., dated as of February 26, 1999, Among SMP, Waterfront, Cappas and Pannos; and Memorandum of Understanding, dated August 25, 2000, between SMCP and the City	Incorporated by reference to Exhibit 10.4 to the September 2007 10-Q.
*10	.14	Form of Performance Share Unit Agreement, dated December 15, 2007, under Ameristar Casinos, Inc. Amended and Restated 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.16 to the 2007 10-K.
*10	.15	Ameristar Casinos, Inc. Change in Control Severance Plan, effective December 4, 2007	Incorporated by reference to Exhibit 10.17 to the 2007 10-K.
*10	.16	Ameristar Casinos, Inc. Change in Control Severance Plan for Director-Level Employees, effective December 4, 2007	Incorporated by reference to Exhibit 10.18 to the 2007 10-K.
*10	.17	Ameristar Casinos, Inc. 2009 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on June 4, 2009.

Exhibit
Number		Description of Exhibit	Method of Filing

*10	.18	Form of Non-Qualified Stock Option Agreement under Ameristar Casinos, Inc. 2009 Stock Incentive Plan	Incorporated by reference to Exhibit 10.19 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).
*10	.19	Form of Restricted Stock Unit Agreement under Ameristar Casinos, Inc. 2009 Stock Incentive Plan	Incorporated by reference to Exhibit 10.20 to the 2009 10-K.
10.20		Amendment to the Iowa West Agreement, dated February 16, 2010, between Iowa West Racing Association and ACCBI	Incorporated by reference to Exhibit 10.21 to the 2009 10-K.
*10	.21	Restricted Stock Unit Agreement, dated January 29, 2010, between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.22 to the 2009 10-K.
10.22		Letter Agreement dated February 27, 2011 between ACI and the Estate of Craig H. Neilsen	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on February 28, 2011.
10.23		Plan of Reorganization, dated November 15, 1993, between ACI and Craig H. Neilsen in his individual capacity and as trustee of the testamentary trust created under the Last Will and Testament of Ray Neilsen dated October 9, 1963	Incorporated by reference to Exhibit 2.1 to the 1994 10-K.
21		Subsidiaries of ACI	Incorporated by reference to Exhibit 21 to the 2008 10-K.
23		Consent of Independent Registered Public Accounting Firm	Filed electronically herewith.
31.1		Certification of Gordon R. Kanofsky, Chief Executive Officer and Vice Chairman of the Board, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
31.2		Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
99		Agreement of ACI, dated as of March 15, 2006, to furnish the Securities and Exchange Commission certain instruments defining the rights of holders of certain long-term debt	Incorporated by reference to Exhibit 99.1 to the 2005 10-K.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISTAR CASINOS, INC.
(Registrant)

March 16, 2011	By: /s/ Gordon R. Kanofsky Gordon R. Kanofsky Chief Executive Officer and Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Gordon R. Kanofsky	Gordon R. Kanofsky, Chief Executive Officer and Vice Chairman of the Board and Director (principal executive officer)	March 16, 2011

/s/ Thomas M. Steinbauer	Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer, Treasurer and Director (principal financial officer)	March 16, 2011

/s/ Heather A. Rollo	Heather A. Rollo, Senior Vice President of Accounting (principal accounting officer)	March 16, 2011

/s/ Ray H. Neilsen	Ray H. Neilsen, Chairman of the Board and Director	March 16, 2011

/s/ Larry A. Hodges	Larry A. Hodges, President, Chief Operating Officer and Director	March 16, 2011

/s/ Carl Brooks	Carl Brooks, Director	March 16, 2011

/s/ Luther P. Cochrane	Luther P. Cochrane, Director	March 16, 2011

/s/ Leslie Nathanson Juris	Leslie Nathanson Juris, Director	March 16, 2011

/s/ J. William Richardson	J. William Richardson, Director	March 16, 2011

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

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears on page F-2.

Ameristar Casinos, Inc.
Las Vegas, Nevada
March 16, 2011

/s/ Gordon R. Kanofsky	/s/ Thomas M. Steinbauer

Gordon R. Kanofsky	Thomas M. Steinbauer
Chief Executive Officer and Vice Chairman	Senior Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Ameristar Casinos, Inc. and subsidiaries:

We have audited Ameristar Casinos, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of the Company and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Las Vegas, Nevada
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Ameristar Casinos, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Las Vegas, Nevada
March 16, 2011

AMERISTAR CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Amounts in thousands, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$71,186	$96,493
Restricted cash	5,925	6,425
Accounts receivable, net	7,391	8,048
Income tax refunds receivable	3,295	17,404
Inventories	7,158	7,735
Prepaid expenses	12,567	13,212
Deferred income taxes	12,238	13,825

Total current assets	119,760	163,142

Property and Equipment, at cost:
Buildings and improvements	1,906,533	1,890,639
Furniture, fixtures and equipment	578,498	546,565

	2,485,031	2,437,204
Less: accumulated depreciation and amortization	(834,434)	(741,328)

	1,650,597	1,695,876

Land	83,403	83,401
Construction in progress	12,299	18,423

Total property and equipment, net	1,746,299	1,797,700

Goodwill	72,177	94,821
Other intangible assets	12,600	47,546
Deferred income taxes	20,884	20,978
Deposits and other assets	89,822	90,441

TOTAL ASSETS	$2,061,542	$2,214,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,658	$30,294
Construction contracts payable	2,257	8,746
Accrued liabilities	136,345	147,411
Current maturities of long-term debt	97,247	135,389

Total current liabilities	259,507	321,840

Long-term debt, net of current maturities	1,432,551	1,541,739
Deferred compensation and other long-term liabilities	18,464	15,056
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — none	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 59,232,486 and 58,573,843 shares; Outstanding — 58,287,697 and 57,730,296 shares	592	586
Additional paid-in capital	278,726	262,582
Accumulated other comprehensive loss	—	(16,274)
Treasury stock, at cost (944,789 and 843,547 shares)	(20,228)	(18,590)
Retained earnings	91,930	107,689

Total stockholders’ equity	351,020	335,993

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,061,542	$2,214,628

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands, except per share data)

Revenues:
Casino	$1,247,034	$1,254,590	$1,296,806
Food and beverage	134,854	135,941	156,987
Rooms	79,403	66,411	56,024
Other	30,559	32,692	38,491

	1,491,850	1,489,634	1,548,308
Less: Promotional allowances	(302,568)	(274,189)	(280,406)

Net revenues	1,189,282	1,215,445	1,267,902

Operating Expenses:
Casino	544,001	556,684	604,747
Food and beverage	64,451	65,633	74,650
Rooms	17,591	10,466	11,221
Other	12,419	14,240	21,154
Selling, general and administrative	244,964	241,853	265,622
Depreciation and amortization	109,070	107,005	105,895
Impairment of goodwill	21,438	111,700	130,300
Impairment of other intangible assets	34,791	—	184,200
Impairment of fixed assets	224	3,929	1,031
Net loss on disposition of assets	255	411	683

Total operating expenses	1,049,204	1,111,921	1,399,503

Income (loss) from operations	140,078	103,524	(131,601)
Other Income (Expense):
Interest income	452	515	774
Interest expense, net of capitalized interest	(121,233)	(106,849)	(76,639)
Loss on early retirement of debt	—	(5,365)	—
Other	1,463	2,006	(3,404)

Income (Loss) Before Income Tax Provision (Benefit)	20,760	(6,169)	(210,870)
Income tax provision (benefit)	12,130	(1,502)	(80,198)

Net Income (Loss)	$8,630	$(4,667)	$(130,672)

Earnings (Loss) Per Share:
Basic	$0.15	$(0.08)	$(2.28)

Diluted	$0.15	$(0.08)	$(2.28)

Cash Dividends Declared Per Share	$0.42	$0.42	$0.32

Weighted-Average Shares Outstanding:
Basic	58,025	57,543	57,191

Diluted	58,818	57,543	57,191

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Capital Stock		Additional	Other
	Number of		Paid-In	Comprehensive	Treasury	Retained
	Shares	Amount	Capital	Loss	Stock	Earnings	Total
	(Amounts in thousands)

Balance, December 31, 2007	57,159	$579	$234,983	$—	$(17,674)	$285,238	$503,126
Net loss	—	—	—	—	—	(130,672)	(130,672)
Change in fair value of interest rate swap agreements	—	—	—	(27,295)	—	—	(27,295)

Total comprehensive loss							(157,967)
Exercise of stock options and issuance of restricted shares	147	2	889	—	—	—	891
Tax effect from stock-based arrangements	—	—	172	—	—	—	172
Dividends	—	—	—	—	—	(18,015)	(18,015)
Stock-based compensation expense	—	—	10,618	—	—	—	10,618
Restricted shares remitted for tax withholding	(5)	—	—	—	(45)	—	(45)

Balance, December 31, 2008	57,301	581	246,662	(27,295)	(17,719)	136,551	338,780
Net loss	—	—	—	—	—	(4,667)	(4,667)
Change in fair value of interest rate swap agreements	—	—	—	11,021	—	—	11,021

Total comprehensive income							6,354
Exercise of stock options and issuance of restricted shares	480	5	2,135	—	—	—	2,140
Tax effect from stock-based arrangements	—	—	910	—	—	—	910
Dividends	—	—	—	—	—	(24,195)	(24,195)
Stock-based compensation expense	—	—	12,875	—	—	—	12,875
Restricted shares remitted for tax withholding	(51)	—	—	—	(871)	—	(871)

Balance, December 31, 2009	57,730	586	262,582	(16,274)	(18,590)	107,689	335,993
Net income	—	—	—	—	—	8,630	8,630
Change in fair value of interest rate swap agreements	—	—	—	16,274	—	—	16,274

Total comprehensive income							24,904
Exercise of stock options and issuance of restricted shares	659	6	2,232	—	—	—	2,238
Tax effect from stock-based arrangements	—	—	(412)	—	—	—	(412)
Dividends	—	—	—	—	—	(24,389)	(24,389)
Stock-based compensation expense	—	—	14,324	—	—	—	14,324
Restricted shares remitted for tax withholding	(101)	—	—	—	(1,638)	—	(1,638)

Balance, December 31, 2010	58,288	$592	$278,726	$—	$(20,228)	$91,930	$351,020

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Cash Flows from Operating Activities:
Net income (loss)	$8,630	$(4,667)	$(130,672)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109,070	107,005	105,895
Amortization of debt issuance costs and debt discounts	10,203	7,876	1,922
Stock-based compensation expense	14,324	12,875	10,618
Loss on early retirement of debt	—	5,365	—
Net change in deferred compensation liability	1,938	(1,795)	(2,730)
Impairment loss on goodwill	21,438	111,700	130,300
Impairment loss on other intangible assets	34,791	—	184,200
Impairment loss on fixed assets	224	3,929	1,031
Net loss on disposition of assets	255	411	683
Net change in deferred income taxes	2,894	(18,846)	(106,928)
Excess tax benefit from stock option exercises	—	(910)	(172)
Net change in fair value of swap agreements	1,015	(523)	(492)
Changes in operating assets and liabilities:
Restricted cash	500	—	—
Accounts receivable, net	657	4,587	(4,523)
Income tax refunds receivable	14,109	(17,404)	13,539
Inventories	577	191	(497)
Prepaid expenses	645	(5,183)	4,472
Accounts payable	(6,636)	2,774	6,511
Income taxes payable	—	(2,653)	3,735
Accrued liabilities	4,193	15,450	22,609

Net cash provided by operating activities	218,827	220,182	239,501

Cash Flows from Investing Activities:
Capital expenditures	(58,396)	(136,615)	(241,826)
(Decrease) increase in construction contracts payable	(6,489)	(28,375)	5,882
Proceeds from sale of assets	405	527	1,222
Increase in deposits and other non-current assets	(5,526)	(8,478)	(15,102)

Net cash used in investing activities	(70,006)	(172,941)	(249,824)

Cash Flows from Financing Activities:
Debt borrowings	12,000	671,485	86,015
Principal payments of debt	(161,794)	(644,594)	(83,467)
Cash dividends paid	(24,389)	(24,195)	(18,015)
Proceeds from stock option exercises	2,238	2,140	891
Purchases of treasury stock	(1,638)	(871)	(45)
Tax effect from stock-based arrangements	(412)	910	172
Debt issuance costs	(133)	(29,349)	—

Net cash used in financing activities	(174,128)	(24,474)	(14,449)

Net (Decrease) Increase in Cash and Cash Equivalents	(25,307)	22,767	(24,772)
Cash and Cash Equivalents — Beginning of Year	96,493	73,726	98,498

Cash and Cash Equivalents — End of Year	$71,186	$96,493	$73,726

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$118,149	$95,066	$66,618

Cash (received) paid for federal and state income taxes (net of refunds received)	$(3,144)	$36,958	$10,840

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

The Company has evaluated certain events and transactions occurring after December 31, 2010. On February 27, 2011, ACI entered into a binding letter agreement (the “Estate Agreement”) with the Estate of Craig H. Neilsen (the “Estate”), ACI’s founder and former Chairman and Chief Executive Officer who died in 2006. Pursuant to the Estate Agreement, ACI will purchase 26,150,000 shares of ACI’s common stock held by the Estate at a purchase price of $17.50 per share, for an aggregate purchase price of $457,625,000 (the “Repurchase Transaction”). The shares to be repurchased represent approximately 45% of ACI’s outstanding shares and 83% of the Estate’s current holdings in ACI. After giving effect to the transaction, the Estate will own approximately 17% of ACI’s common stock. The Repurchase Transaction is expected to close in the second quarter of 2011, subject to financing and customary closing conditions, including the receipt of any necessary gaming and other regulatory approvals. In connection with the Repurchase Transaction, the Company plans to obtain approximately $2.1 billion in new debt financing, the net proceeds of which will be used to retire approximately $1.5 billion of the Company’s existing indebtedness, to fund the Repurchase Transaction and for general working capital purposes (the “Refinancing”).

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

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair market value, due to the short-term maturities of these instruments.

Restricted cash

On September 2, 2003, the Company entered into a trust participation agreement with an insurance provider. At December 31, 2010, the Company has $5.9 million deposited in a trust account as collateral for the Company’s obligation to reimburse the insurance provider for the Company’s workers’ compensation claims. At December 31, 2009, the deposit was $6.4 million. The Company is permitted to invest the trust funds in certain investment vehicles

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with stated maturity dates not to exceed six months. Any interest or other earnings are disbursed to the Company. The Company utilized Level 1 inputs as described in “Note 8 — Fair value measurements” to determine fair value.

Accounts receivable

Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. The increase in the allowance for doubtful accounts is recorded in the financial statements as an operating expense. Management believes that as of December 31, 2010, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

At December 31, 2010 and 2009, total accounts receivable were $8.8 million and $10.7 million, respectively. Gaming receivables were $4.0 million and $6.7 million at December 31, 2010 and 2009, respectively, and are included in the Company’s accounts receivable balance. As of December 31, 2010 and 2009, an allowance of $1.4 million and $2.6 million, respectively, has been applied to reduce total accounts receivable to amounts anticipated to be collected.

Inventories

Inventories primarily consist of food and beverage items, gift shop and general store retail merchandise, engineering and slot supplies, uniforms, linens, china and other general supplies. Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted-average basis.

Capitalization and depreciation

Property and equipment are recorded at cost, including capitalized interest cost associated with major development and construction projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. Interest of $0.7 million, $9.0 million and $14.1 million was capitalized for the years ended December 31, 2010, 2009 and 2008, respectively.

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

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2010, 2009 and 2008, the Company recorded impairment charges of $0.2 million, $3.8 million and $0.6 million, respectively, related to previously capitalized design costs on discontinued expansion projects.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over fair market value of net assets acquired in business combinations. Other intangible assets include gaming licenses, trade names and player lists. Intangible assets are reviewed for impairment at least annually and more frequently if events or circumstances indicate a possible impairment. The Company performs an annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year.

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

See also “Note 13 — Goodwill and other intangible assets.”

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

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The estimated departmental costs of providing complimentary food and beverage, rooms, entertainment and other are included in casino operating expenses and consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Food and beverage	$50,276	$50,003	$62,902
Rooms	11,669	12,681	12,148
Entertainment	2,517	3,026	3,328
Other	2,469	3,632	4,508

	$66,931	$69,342	$82,886

Guest Rewards Programs

The Company’s guest rewards programs allow guests to earn certain point-based cash rewards or complimentary goods and services based on the volume of the guests’ gaming activity. Guests can accumulate reward points over time that they may redeem at their discretion under the terms of the programs. The reward credit balance is forfeited if a guest does not earn any reward credits over any subsequent 12-month period. As a result of the ability of the guest to bank the reward points, the Company accrues the expense of reward points, after giving effect to estimated forfeitures, as they are earned. The accruals are based on historical data, estimates and assumptions regarding the mix of rewards that will be redeemed and the costs of providing those rewards. The retail value of the point-based cash rewards or complimentary goods and services is netted against revenue as a promotional allowance. At December 31, 2010 and 2009, the outstanding guest reward point liability was $13.9 million and $11.4 million, respectively.

Cash, Hotel and Food Coupons

The Company’s former, current and future gaming guests may be awarded cash, hotel and food coupons based, in part, on their gaming play volume. The coupons are provided on a discretionary basis to induce future play and are redeemable within a short time period (generally seven days for cash coupons and one month for hotel and food coupons). There is no ability to renew or extend the offer. The Company recognizes a reduction in revenue as a promotional allowance for these coupons when the coupons are redeemed.

Advertising

The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $26.1 million, $27.6 million and $34.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings (loss) per share consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Weighted-average number of shares outstanding-basic earnings per share	58,025	57,543	57,191
Dilutive effect of stock options	793	—	—

Weighted-average number of shares outstanding-diluted earnings per share	58,818	57,543	57,191

For the years ended December 31, 2010, 2009 and 2008, the potentially dilutive stock options excluded from the earnings (loss) per share computation, as their effect would be anti-dilutive, totaled 3.3 million, 3.2 million and 3.4 million, respectively.

Accounting for stock-based compensation

The Company has various stock incentive plans for directors, officers, employees, consultants and advisers of the Company. The plans permit the grant of non-qualified stock options, incentive (qualified) stock options, restricted stock awards, restricted stock units, performance share units or any combination of the foregoing. In accordance with ASC Topic 718, the Company’s cost relating to stock-based payment transactions is measured by reference to the fair value of the equity instruments at the date at which they are granted. These fair values are calculated by using the Black-Scholes-Merton pricing model, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the awards. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized in selling, general and administrative expenses in the consolidated statements of operations over the vesting period during which the employee provides service in exchange for the award. The guidance for stock-based compensation also requires an estimate of the number of awards that will be forfeited and updating that number based on actual forfeitures.

Recent accounting pronouncements

ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities

The Financial Accounting Standards Board issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot since the machine can legally be removed from the gaming floor without payment of the base amount. Jackpots should be accrued and charged to

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. As a result of implementing this change, the Company recorded an increase of $5.6 million to retained earnings in January 2011.

Note 3 — Missouri Development District receivables

In 1997, the Missouri 210 Highway Transportation Development District (the “Highway 210 District”) was formed to finance a highway improvement project near the Kansas City property prior to our purchase of that property. In December 2000, the Company purchased the Kansas City property and assumed several agreements related to the Highway 210 District, including a guarantee by the Kansas City property to fund any shortfall payments related to the Highway 210 District’s debt service obligations. Through December 31, 2010, the Company had funded $2.1 million in shortfall payments. Under the agreements, the Company is entitled to be reimbursed for the shortfall payments plus accrued interest by the Highway 210 District. The Company has classified these shortfall payments as a long-term receivable included in deposits and other assets in the accompanying consolidated financial statements and anticipates that it will be reimbursed in full from the Highway 210 District’s future available cash flows.

In 2005, the St. Charles Riverfront Transportation Development District (the “Riverfront District”) was formed to finance certain improvements to the access roads near the St. Charles property. The St. Charles Riverfront Community Improvement District (the “Riverfront Community District”) was also formed in 2005 to provide incremental funding to the Riverfront District. In connection with the establishment of the Riverfront District, the Company agreed to pay certain costs associated with the road improvements and related administrative costs. Under the Riverfront District agreements, the Company is entitled to be reimbursed for these costs plus accrued interest. As of December 31, 2010, the Company had a balance due from the Riverfront District of approximately $14.7 million. The Company has classified these payments as a long-term receivable included in deposits and other assets in the accompanying consolidated financial statements and anticipates it will be reimbursed in full from the Riverfront District’s future available cash flows.

Note 4 — Accrued liabilities

Major classes of accrued liabilities consisted of the following as of December 31:

	2010	2009
	(Amounts in thousands)

Compensation and related benefits	$57,120	$50,314
Taxes other than state and federal income taxes	27,878	27,141
Progressive slot machine and related accruals	13,094	11,161
Players’ club rewards	13,882	11,418
Interest	11,190	18,054
Interest rate swap liability	—	15,259
Marketing and other accruals	13,181	14,064

	$136,345	$147,411

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Federal and state income taxes

The components of the income tax provision (benefit) are as follows:

	Years Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Current:
Federal	$2,340	$(4,908)	$4,975
State	7,795	10,322	10,005

Total current	10,135	5,414	14,980

Deferred:
Federal	1,640	(4,193)	(80,792)
State	(849)	(3,927)	(15,590)

Total deferred	791	(8,120)	(96,382)

Federal benefit applied to reduce goodwill	1,204	1,204	1,204

Total	$12,130	$(1,502)	$(80,198)

The reconciliation of income tax at the federal statutory rate to income tax expense is as follows:

	Years Ended December 31,
	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal benefit	19.7	(45.1)	4.6
Change in uncertain tax provisions	0.2	32.2	0.2
Nondeductible expenses for tax purposes	6.8	(17.8)	(2.1)
Tax credits	(3.8)	15.7	0.4
Other	0.5	4.3	(0.1)

	58.4%	24.3%	38.0%

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes consisted of the following:

	December 31,
	2010	2009
	(Amounts in thousands)

Deferred income tax assets:
Goodwill amortization	$135,572	$127,924
Net operating loss carryforwards	10,893	12,011
Deferred compensation	9,009	7,852
Accrued expenses	9,481	9,545
Stock-based compensation	13,961	12,776
Accrued vacation	2,242	2,272
Other	1,961	2,379

Total deferred income tax assets	183,119	174,759

Deferred income tax liabilities:
Property and equipment	(148,335)	(138,118)
Prepaid insurance	(1,662)	(1,838)

Total deferred income tax liabilities	(149,997)	(139,956)

Net deferred income tax assets	$33,122	$34,803

At December 31, 2010, the Company had available $249.3 million of state net operating loss carryforwards that relate to the Company’s Missouri properties and may be applied against future taxable income. At December 31, 2010, the Company also had available $1.2 million of federal net operating loss carryforwards and $1.2 million of state net operating loss carryforwards that were acquired as part of the Ameristar Black Hawk acquisition. The acquired federal net operating loss carryforwards are subject to IRS change of ownership limitations. The Company also had available $9.3 million of additional Colorado net operating losses that relate to the post-acquisition period for the Ameristar Black Hawk property. In general, the remaining unused federal and state net operating loss carryforwards will expire in 2020 through 2029. No valuation allowance has been provided against deferred income tax assets as the Company believes it is more likely than not that deferred income tax assets are fully realizable because of the future reversal of existing taxable temporary differences, availability of tax strategies and future projected taxable income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2010	2009
	(Amounts in thousands)

Balance at beginning of year	$5,067	$16,089
Increases for tax positions of the current year	564	570
Increases for tax positions of prior years	—	127
Decreases for tax positions of prior years	(34)	(34)
Lapses of applicable statute of limitations	(683)	(11,685)

Balance at end of year	$4,914	$5,067

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 and 2009, the total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.1 million and $1.1 million, respectively.

Interest and penalties related to income taxes are classified as income tax expense in the financial statements. As of December 31, 2010, accrued interest and penalties totaled $0.7 million, of which $0.5 million would affect the effective tax rate if recognized. As of December 31, 2009, accrued interest and penalties totaled $0.6 million, of which $0.4 million would affect the effective tax rate if recognized.

The Company files income tax returns in numerous tax jurisdictions. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year. With the normal expiration of statutes of limitations, the Company anticipates that the amount of unrecognized tax benefits will decrease by $0.6 million within the next 12 months. With few exceptions, the Company is no longer subject to federal or state examinations by taxing authorities for years ended on or before December 31, 2005. The Company’s 2006, 2007, 2008 and 2009 federal income tax returns are currently under examination by the Internal Revenue Service.

The net tax effect on other comprehensive income for the interest rate swaps for the years ended December 31, 2010 and 2009 was $10.6 million and $7.2 million, respectively.

Note 6 — Long-term debt

Long-term debt consisted of the following:

	December 31,
	2010	2009
	(Amounts in thousands)

Senior credit facilities, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:
Revolving loan facility, at variable interest (3.5% at December 31, 2010 and 2009); $12.0 million quarterly commitment reductions from December 31, 2010 through June 30, 2012 with remaining balance of loans due August 10, 2012	$510,000	$655,000
Term loan facility, at variable interest (3.5% at December 31, 2010 and 2009); $1.0 million principal payments due quarterly through September 30, 2011; $94.2 million principal payments due quarterly from December 31, 2011 through June 30, 2012 with remaining balance of $94.3 million due November 10, 2012	380,000	384,000
Senior notes, unsecured, 9.25% fixed interest, payable semi-annually on June 1 and December 1, principal due June 1, 2014 (net of $10,315 and $12,779 discount at December 31, 2010 and 2009, respectively)	639,685	637,221
Other	113	907

	1,529,798	1,677,128
Less: Current maturities	(97,247)	(135,389)

	$1,432,551	$1,541,739

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of the Company’s borrowings for each of the next five years and thereafter as of December 31, 2010 are as follows (amounts in thousands):

Year	Maturities

2011	$97,247
2012	792,765
2013	5
2014	650,007
2015	6
Thereafter	83

1,540,113

Debt discount	(10,315)

Long-term debt, including current portion	$1,529,798

Credit facility

The Company’s senior secured credit facility (the “Credit Facility”) currently includes a $588.0 million revolving loan facility maturing in August 2012 and a term loan facility maturing in November 2012.

At December 31, 2010, the Company’s principal debt outstanding under the Credit Facility consisted of $510.0 million under the revolving loan facility and $380.0 million under the term loan facility. All mandatory principal repayments have been made through December 31, 2010. As of December 31, 2010, the amount of the revolving loan facility available for borrowing was $73.8 million, after giving effect to $4.2 million of outstanding letters of credit. The revolving loan facility is subject to commitment reductions of $12.0 million each quarter from December 31, 2010 through June 30, 2012, with the remaining balance of loans due August 10, 2010. The term loan requires $94.2 million principal payments due quarterly from December 31, 2011 through June 30, 2012, with the remaining balance of $94.3 million due November 10, 2012.

In November 2009, the Company entered into an Extending Revolving Loan Commitment Agreement (the “Extending Commitment Agreement”) that effectively extended the original maturity date of a portion of the revolving loan facility. Pursuant to the Extending Commitment Agreement, an aggregate of $600.0 million of revolving loan commitments maturing November 10, 2010 were replaced by new extended revolving loan commitments maturing August 10, 2012. Additionally, on November 10, 2010, the Company retired the remaining $107.0 million outstanding under the non-extended portion of the revolving credit facility by borrowing $87.0 million under the extended revolving credit facility and utilizing $20.0 million of cash from operations.

The term loan facility debt bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin, or “add-on,” of 325 basis points, or at the base rate plus a margin of 225 basis points, at the Company’s option. The revolving loan facility’s LIBOR margin is subject to adjustment between 225 and 350 basis points and the base rate margin is subject to adjustment between 125 and 250 basis points, in each case depending on the Company’s leverage ratio. The commitment fee on the revolving loan facility ranges from 37.5 to 62.5 basis points, depending on the leverage ratio. In the case of LIBOR-based loans, the Company has the option of selecting a one-, two-, three- or six-month interest period. The Company also has the option to select a nine- or 12-month interest period if agreed to by all Credit Facility lenders. Interest is payable at the earlier of three months from the borrowing date or upon expiration of the interest period selected.

The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of December 31, 2010, the Company was required to maintain a leverage ratio, calculated as

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated debt divided by EBITDA as defined in the Credit Facility, of no more than 5.75:1, and a senior leverage ratio, calculated as senior debt divided by EBITDA, of no more than 5.25:1. As of December 31, 2010 and 2009, the Company’s leverage ratio was 4.76:1 and 4.87:1, respectively. The senior leverage ratio as of December 31, 2010 and 2009 was also 4.76:1 and 4.87:1, respectively. As of December 31, 2010, the Company was required to maintain a fixed charge coverage ratio (calculated as EBITDA divided by fixed charges, as defined) of at least 1.25:1. As of December 31, 2010 and 2009, the Company’s fixed charge coverage ratio was 2.03:1 and 2.14:1, respectively.

As a result of a March 2009 amendment to the Credit Facility, the Company is required at all times to maintain minimum consolidated EBITDA (as defined in the Credit Facility) of $275.0 million for the trailing four full fiscal quarters. For the years ended December 31, 2010 and 2009, the Company’s consolidated EBITDA (as defined in the Credit Facility) was $323.7 million and $344.0 million, respectively.

Beginning in 2009, the Credit Facility permits the Company to make annual dividend payments of up to $30.0 million, with any unused portion of such amount permitted to be carried over to future years. For the years ended December 31, 2010 and 2009, the Company paid dividends totaling $24.4 million and $24.2 million, respectively.

The Credit Facility allows up to a total of $50.0 million in cash repurchases of the Company’s stock during the period from November 10, 2005 through the final maturity of the Credit Facility, in addition to any amount available under the dividend basket. As of December 31, 2010, the Company had paid $20.2 million to repurchase stock during the term of the Credit Facility.

The Credit Facility limits the Company’s cumulative capital expenditures to $1.1 billion during the period from November 10, 2005 through the final maturity of the Credit Facility. As of December 31, 2010, capital expenditures made during the term of the Credit Facility totaled $935.5 million.

As of December 31, 2010 and 2009, the Company was in compliance with all applicable covenants.

Under the Credit Facility, the Company is permitted to enter into one or more additional extending revolving loan commitment agreements with lenders with respect to the conversion to, increase or provision of additional extending revolving loan commitments, in each case without increasing the total amount of loans that may be outstanding under the Credit Facility. Additionally, the Credit Facility permits the incurrence of senior unsecured debt without limitation as to amount.

Certain changes in control of the Company, as defined, could result in the acceleration of the obligations under the Credit Facility.

In connection with obtaining the Credit Facility, certain of ACI’s subsidiaries, including each of its material subsidiaries (the “Guarantors”), entered into a guaranty (the “Guaranty”) pursuant to which the Guarantors guaranteed ACI’s obligations under the Credit Facility. The obligations of ACI under the Credit Facility, and of the Guarantors under the Guaranty, are secured by substantially all of the assets of ACI and the Guarantors.

Senior unsecured notes

On May 27, 2009, ACI completed private offerings of $650.0 million aggregate principal amount of its 9 1/4% Senior Notes due 2014 (the “Notes”). Of the total, $500.0 million principal amount of the Notes were sold at a price of 97.097% of the principal amount and $150.0 million principal amount of the Notes were sold at a price of 100% of the principal amount. ACI used the net proceeds from the sale of the Notes (approximately $620.0 million, after deducting discounts and expenses) to repay a portion of the revolving loan indebtedness outstanding under the Credit Facility. Simultaneously, ACI terminated $650.0 million of revolving loan commitments under the Credit Facility.

The terms of the Notes are governed by an indenture (the “Indenture”). Interest on the Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Notes mature on June 1, 2014. The Notes and the

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guarantees of the Notes are senior unsecured obligations of ACI and the Guarantors, respectively, and rank equally with or senior to, in right of payment, all existing or future unsecured indebtedness of ACI and each Guarantor, respectively, but will be effectively subordinated in right of payment to the Credit Facility indebtedness and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.

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

The Indenture contains covenants that limit ACI’s and its Restricted Subsidiaries’ (as defined in the Indenture) ability to, among other things, (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create liens on assets, (iv) merge or consolidate with another company or sell all or substantially all assets and (v) enter into transactions with affiliates. In addition, pursuant to the Indenture, if ACI experiences certain changes of control, each holder of the Notes can require ACI to repurchase all or a portion of such holder’s outstanding Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the repurchase date. As of December 31, 2010, the Company was in compliance with all applicable covenants.

Debt issuance costs

In connection with the issuance of the Notes, the March 2009 Credit Facility amendment and the Extending Commitment Agreement, the Company paid certain one-time fees and expenses totaling approximately $29.3 million during the year ended December 31, 2009, most of which was capitalized and will be amortized over the respective remaining terms of the Notes and Credit Facility. As of December 31, 2010 and 2009, total unamortized capitalized debt issuance costs were $15.2 million and $22.9 million, respectively. During the year ended December 31, 2009, deferred debt issuance costs totaling approximately $5.4 million were expensed as a result of the early retirement of a portion of the outstanding revolving loan facility.

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

In 2008, the Company entered into two forward interest rate swaps with two different commercial banks to fix the interest rate on certain LIBOR-based borrowings under the Credit Facility. Both swaps were designated as cash flow hedges. Pursuant to each of the interest rate swap agreements, the Company was obligated to make quarterly fixed rate payments to the counterparty, while the counterparty was obligated to make quarterly variable rate payments to the Company based on three-month LIBOR on the same notional amount.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives in place.

As of December 31, 2010, the fair value of the interest rate swap liability was zero due to the expiration of both interest rate swap agreements on July 19, 2010. As of December 31, 2009, the Company’s interest rate swaps were valued as a $15.3 million liability and were included in accrued liabilities. For the years ended December 31, 2010 and 2009, the swaps increased the Company’s interest expense by $16.8 million and $23.7 million, respectively.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2010 (amounts in thousands):

	Fair Value Measurements Using:
	Quoted Market	Significant Other	Significant
	Prices in Active	Observable Inputs	Unobservable
	Markets (Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Deferred compensation plan assets	$—	$18,199	$—
Liabilities:
Deferred compensation plan liabilities	$—	$15,668	$—

The fair value of the deferred compensation assets is based on the cash surrender value of rabbi trust-owned life insurance policies, which are invested in variable life insurance separate accounts that are similar to mutual funds. These investments are in the same accounts and purchased in substantially the same amounts as the deferred compensation plan participants’ selected investments, which represent the underlying liabilities to participants. Liabilities under the deferred compensation plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.

Fair value of long-term debt

The estimated fair value of the Company’s long-term debt at December 31, 2010 was approximately $1.559 billion, versus its book value of $1.530 billion. The estimated fair value of the Company’s long-term debt at December 31, 2009 was approximately $1.704 billion, versus its book value of $1.677 billion. The estimated fair value of the Notes and the term loan facility debt was based on quoted market prices on or about December 31, 2010 and December 31, 2009. The estimated fair value of the revolving loan facility debt was based on its bid price on or about December 31, 2010 and December 31, 2009.

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Leases

Operating leases

The Company maintains operating leases for certain office facilities, vehicles, office equipment, signage and land. Rent expense under operating leases totaled $4.4 million, $3.6 million and $3.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum lease payments required under operating leases for each of the five years subsequent to December 31, 2010 and thereafter are as follows (amounts in thousands):

Year	Payments

2011	$4,058
2012	3,469
2013	882
2014	469
2015	140
Thereafter	—

$9,018

Note 10 — Benefit plans

401(k) plan

The Company maintains a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements. Plan participants can elect to defer pre-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 50% of eligible participants’ deferrals that do not exceed 4% of their pay (subject to limitations imposed by the Internal Revenue Code). The Company’s matching contributions were $2.1 million, $2.2 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Neither the 401(k) plan nor any other Company benefit plan holds or invests in shares of the Company’s common stock or derivative securities based on the Company’s common stock.

Health benefit plan

The Company maintains a qualified employee health benefit plan that is self-funded by the Company with respect to claims up to a certain amount. The plan requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $32.0 million, $27.3 million and $39.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, estimated liabilities for unpaid and incurred but not reported claims totaled $4.1 million, compared to $4.2 million at December 31, 2009.

Deferred compensation plan

In 2001, the Company adopted a non-qualified deferred compensation plan for certain highly compensated employees, which was amended and restated effective January 1, 2008. The Company matches, on a dollar-for-dollar basis, up to the first 5% of participants’ annual salary deferrals and the first 5% of participants’ annual bonus deferrals in each participant’s account. Matching contributions by the Company for the years ended December 31, 2010, 2009 and 2008 were $1.2 million, $0.9 million, and $1.0 million, respectively. The Company’s obligation under the plan represents an unsecured promise to pay benefits in the future. In the event of bankruptcy or

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insolvency of the Company, assets of the plan would be available to satisfy the claims of general creditors. To increase the security of the participants’ deferred compensation plan benefits, the Company has established and funded a grantor trust (known as a “rabbi trust”). The rabbi trust is specifically designed so that assets are available to pay plan benefits to participants in the event the Company is unwilling or unable to pay the plan benefits for any reason other than bankruptcy or insolvency. As a result, the Company is prevented from withdrawing or accessing assets for corporate needs. Plan participants choose to receive a return on their account balances equal to the return on various investment options. The Company currently invests plan assets in an equity-based life insurance product of which the rabbi trust is the owner and beneficiary.

As of December 31, 2010 and 2009, plan assets were $18.2 million and $16.7 million, respectively, and are reflected in other assets in the accompanying consolidated balance sheets. The liabilities due the participants were $15.7 million and $12.3 million as of December 31, 2010 and 2009, respectively. For the years ended December 31, 2010, 2009 and 2008, net deferred compensation expense was $1.4 million, $0.8 million and $1.1 million, respectively.

Note 11 —	Stock-based compensation

The Company provides benefits to its employees in the form of stock-based payments, such as grants of stock options and restricted stock units, whereby employees render service in exchange for shares or rights to shares. The maximum number of shares available for issuance under the currently effective plan is 6.0 million, subject to certain limitations. At December 31, 2010, 3.4 million shares were available for issuance. The Compensation Committee of ACI’s Board of Directors administers the plans and has broad discretion to establish the terms of stock awards, including, without limitation, the power to set the term (up to 10 years), vesting schedule and exercise price of stock options.

For the years ended December 31, 2010, 2009 and 2008, stock-based compensation expense was $14.3 million, $12.9 million and $10.6 million, respectively. As of December 31, 2010, there was approximately $27.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

Stock options

Stock options are valued at the date of award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. The outstanding stock options generally vest over four or five years and have seven-year or 10-year contractual terms.

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for stock option activity under the Company’s plans is as follows:

	Years Ended December 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(Amounts in		(Amounts in		(Amounts in
	thousands)		thousands)		thousands)

Outstanding at beginning of year	$5,090	$20.40	$5,271	$20.37	$5,632	$21.91
Granted	664	15.70	690	18.02	769	12.81
Exercised	(265)	8.43	(274)	7.80	(98)	8.77
Forfeited or expired	(639)	20.32	(597)	23.13	(1,032)	24.27

Outstanding at end of year	4,850	$20.46	5,090	$20.40	5,271	$20.37

Options exercisable at end of year	3,286	$21.59	3,309	$20.31	3,099	$19.17

The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $2.5 million, $2.4 million and $0.9 million, respectively. The aggregate intrinsic value of options outstanding was $4.4 million, $6.1 million and $1.0 million at December 31, 2010, 2009 and 2008, respectively. The aggregate intrinsic value of options exercisable at December 31, 2010, 2009 and 2008 was $3.4 million, $4.6 million and $1.0 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on the applicable date. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of in-the-money options.

At December 31, 2010, the weighted-average remaining contractual life for stock options outstanding and stock options exercisable was 4.7 years and 3.1 years, respectively.

During the years ended December 31, 2010, 2009 and 2008, the amount of cash received by the Company from the exercise of stock options was $2.2 million, $2.1 million and $0.9 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Expected volatility is based on historical volatility trends as well as implied future volatility observations as determined by independent third parties. In determining the expected life of the option grants, the Company uses historical data to estimate option exercise and employee termination behavior. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant. The following table sets forth fair value per share information, including related assumptions, used to determine

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost for the Company’s non-qualified stock options consistent with the requirements of ASC Topic 718.

	Years Ended December 31,
	2010	2009	2008

Weighted-average fair value per share of options granted during the year	$5.73	$7.28	$4.05
Weighted-average assumptions:
Expected stock price volatility	51.5%	57.8%	50.4%
Risk-free interest rate	1.5%	2.3%	2.9%
Expected option life (years)	4.6	4.5	4.2
Expected annual dividend yield	2.4%	2.6%	3.0%

The following table summarizes the Company’s unvested stock option activity for the year ended December 31, 2010:

		Weighted-
		Average
		Exercise Price
	Shares	(per Share)
	(Amounts in
	thousands)

Unvested at January 1, 2010	1,780	$20.57
Granted	664	15.70
Vested	(697)	22.17
Forfeited	(183)	19.01

Unvested at December 31, 2010	1,564	$18.08

Restricted stock units

For each of the three years ended December 31, 2010, 2009 and 2008, the Company granted restricted stock units in addition to stock options. The value of the restricted stock units at the date of grant is amortized through expense over the requisite service period using the straight-line method. The requisite service period for the restricted stock units that were granted is generally four years. The Company uses historical data to estimate employee forfeitures, which are compared to actual forfeitures on a quarterly basis and adjusted if necessary.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2010:

		Weighted-
		Average Grant
		Date Fair Value
	Units	(per Unit)
	(Amounts in
	thousands)

Unvested at January 1, 2010	1,453	$17.34
Granted	800	15.65
Vested	(394)	17.49
Forfeited	(161)	16.29

Unvested at December 31, 2010	1,698	$16.61

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Stock repurchases

In July 2006, the Company’s Board of Directors approved the repurchase of up to 2.8 million shares of the Company’s common stock, representing approximately 5% of its issued and outstanding common stock, in a stock repurchase program. The program provided that the shares could be repurchased by the Company from time to time during the three-year period ended July 24, 2009 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. During the years ended December 31, 2010, 2009 and 2008, the Company did not repurchase any shares of common stock in open market transactions; however, the Company did receive treasury shares in satisfaction of employees’ income tax withholding liability with respect to the vesting of certain restricted stock units. As of December 31, 2010, the aggregate cost of treasury shares received for these tax withholding obligations totaled $2.6 million. As of December 31, 2010, a total of 0.9 million treasury shares had been acquired at an aggregate cost of $20.2 million, an average of $21.39 per share.

Note 13 — Goodwill and other intangible assets

The following table summarizes the activity relating to goodwill and other intangible assets:

			Amortization/		Net Carrying
	Weighted-Average	Gross Carrying	Purchase Price		Amount at
	Useful Lives	Amount	Adjustments	Impairments	December 31, 2010
	(Amounts in thousands)

Goodwill:
Ameristar East Chicago acquisition	Indefinite	$262,247	$1,193	$(263,440)	$—
Missouri properties acquisition	Indefinite	86,435	(14,263)	—	72,172
Other	Indefinite	5	—	—	5

		348,687	(13,070)	(263,440)	72,177

Other Intangible Assets:
Ameristar East Chicago gaming license	Indefinite	231,400	—	(218,800)	12,600
Ameristar East Chicago trade name and customer list	2.1 years	1,630	(1,630)	—	—
Ameristar St. Charles HOME nightclub service mark license	3.6 years	300	(109)	(191)	—

		233,330	(1,739)	(218,991)	12,600

		$582,017	$(14,809)	$(482,431)	$84,777

At December 31, 2010, the Company had approximately $72.2 million in goodwill and $12.6 million in other intangible assets on its consolidated balance sheet resulting from the acquisition of Ameristar East Chicago in September 2007 and the Missouri properties in December 2000. In the fourth quarter of each year, the Company performs an impairment review of the goodwill and indefinite-lived intangible assets for Ameristar East Chicago, Ameristar Kansas City and Ameristar St. Charles to determine if the carrying value exceeds the fair value. Additionally, the guidance requires an immediate impairment assessment if a change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In addition to its annual fourth quarter review, the Company performed an impairment review of Ameristar East Chicago’s goodwill and intangible assets in the second quarter of 2010 due to weakening economic conditions and changes in forecasted operations that materially affected the property’s fair value.

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company performs an impairment review under a two-step method. Under the first step, the Company is required to estimate the fair value of reporting units to determine if any implied impairment exists. The Company utilizes both the market approach and the income approach present value techniques in the determination of fair value. Under the market approach, the value of invested capital is derived through industry multiples and other assumptions. The income approach requires fair value to be measured through the present value of future cash flows expected to be generated by the reporting unit. In the second quarter of 2010, taking into account both the income and market approach fair value estimates, the Company determined that the carrying value of Ameristar East Chicago exceeded the fair value and the Company was required to perform the second step of the impairment test.

In step two of the impairment test, the Company determines the implied value of goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If implied fair value of the goodwill is less than the carrying value, the excess is recorded as an impairment charge. The implied fair value of the Ameristar East Chicago goodwill was less than the carrying value and the excess was recorded as an impairment charge.

The Ameristar East Chicago impairment assessment performed in the second quarter of 2010 resulted in a total of $56.0 million of non-cash impairment charges, with $21.4 million relating to the goodwill and $34.6 million relating to the gaming license. The impairment charge completely eliminated the carrying value of the goodwill. The East Chicago gaming license was reduced to $12.6 million. The impairment charge was due to the permanent closure of the bridge near the East Chicago property that significantly adversely impacted forecasted financial results for the property. Closure of the bridge has made access to the property inconvenient for many of Ameristar East Chicago’s guests and has significantly impacted the property’s business levels and operating results.

In 2008, the Company recorded a total of $314.5 million in non-cash impairment charges for the goodwill and gaming license related to the East Chicago property acquisition. The 2008 reduction in the value of these intangible assets was attributable to the significant deterioration of the debt and equity capital markets, as well as a lowering of the Company’s growth assumptions for the property to reflect its then-current operating performance (relative to the assumptions at the time of acquisition) and the decline in general economic conditions. In 2009, the Company recorded an additional non-cash impairment charge of $111.7 million for the impairment of goodwill related to the East Chicago property acquisition as a result of the bridge closure described above.

Intangible assets initially recorded as part of the Ameristar East Chicago acquisition included a customer list with an estimated value of $0.4 million and an estimated useful life of five years and a trade name with an estimated value of $1.2 million and an estimated useful life of one year. The East Chicago gaming license, which has an indefinite life, is not amortized.

For the year ended December 31, 2010, goodwill relating to the Missouri properties acquisition decreased $1.2 million. Goodwill will continue to be reduced through 2016 by annual tax benefits of $1.2 million resulting from differences in the values assigned to certain purchased assets for financial reporting and tax purposes.

In addition to its annual fourth quarter review, the Company performed an impairment review of Ameristar St. Charles’ HOME nightclub service mark license during the third quarter of 2010 due to the permanent closure of the nightclub. The impairment assessments performed resulted in a total of $0.2 million of impairment charges and completely eliminated the carrying value of the license. The license was acquired by the Company in 2009 to use certain trade names and other intellectual property related to the HOME nightclub at the St. Charles property.

The Company utilized Level 2 inputs as described in “Note 8 — Fair value measurements” to determine fair value relating to goodwill and intangible assets.

Note 14 — Commitments and contingencies

St. Charles Hotel Project Construction Litigation.  In November 2005, ACSCI entered into a contract (the “Contract”) with Walton Construction Company, L.L.C. (“Walton”), pursuant to which Walton was to provide

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general contracting and construction management services for the construction of the 397-suite hotel and related amenities at Ameristar St. Charles. The Contract provides for payment of the actual cost of the work subject to a guaranteed maximum price (“GMP”).

The original Contract completion date was November 12, 2007 and that date was extended to December 7, 2007 by written amendment in March 2007. While the Company was able to open the hotel facility in stages as it was being completed in the first half of 2008 in order to mitigate damages from the delay, the project was not substantially completed until June 2008. After the March 2007 amendment, Walton asserted various claims for additional compensation, in excess of the agreed-upon GMP, based on alleged changes to the Contract scope of work and asserted delays and other impacts to the completion of the project. The Company reviewed and rejected many of these claims, but did accept others and issued appropriate change orders to Walton. The GMP, as agreed to by the Company, is slightly less than $201 million.

On June 20, 2008, Walton filed a mechanic’s lien against the St. Charles property. In addition, on that same day, Walton filed suit in the Circuit Court of St. Charles County, Missouri seeking recovery of the amounts included in its mechanic’s lien. Walton also has sought interest on unpaid amounts pursuant to the Missouri Prompt Pay Act, which gives the judge discretion to award up to 1.5% per month interest on amounts that are not paid pursuant to the terms of an enforceable contract and discretion to award attorneys’ fees to the “prevailing party,” if any, in the dispute.

Walton’s lawsuit and lien essentially claim that the GMP ought to be increased to approximately $224.5 million, with the increase representing certain amounts allegedly due to subcontractors for work performed as well as amounts claimed by Walton for its own management, supervision and general conditions. Since the filing of the lien and lawsuit, the Company has resolved the majority of the claims for subcontractor work directly with the affected subcontractors. The Company expects that these efforts will result in the Company making a total contract expenditure (inclusive of amounts previously paid to Walton pursuant to the GMP and amounts paid directly to subcontractors) of approximately $204 million. The Company believes that the additional amounts claimed by Walton in its lawsuit (approximately $23 million) primarily relate to the claims that Walton has asserted for its own extended general conditions, added contingency and other costs for its own account. All those claims remain disputed and contested by Ameristar. The Company has also filed a counterclaim against Walton seeking damages in excess of $5 million based on the delay in completion of the project and defective and deficient work by Walton.

The Company is vigorously defending against Walton’s claims and has asserted its own claims. The litigation continues in the discovery stage, including depositions.

In addition to Walton’s mechanic’s lien, certain subcontractors to Walton have filed mechanic’s liens against the St. Charles property, and some also filed suit to foreclose on such liens. The Company’s settlement of claims directly with subcontractors has resulted in the dismissal, with prejudice, of a number of these liens and lawsuits.

East Chicago Local Development Agreement Litigation.  In 1994, Showboat Casino Marina Partnership (“Showboat”), the original owner of the East Chicago casino property, entered into a local development agreement (the “LDA”), agreeing to pay 3.75% of its adjusted gross receipts (“AGR”) for local economic development purposes. The payments were to be made: (a) 1% to the City of East Chicago (the “City”); (b) 1% each to two separate community non-profit foundations, which subsequently merged with each other (“Foundations”); and (c) 0.75% to East Chicago Second Century, Inc., a for-profit Indiana corporation formed by Showboat to pursue local economic development (“Second Century”). In 1999, Showboat sold the property to an affiliate of Harrah’s Entertainment, Inc. (“Harrah’s”). During the entire period that Showboat and Harrah’s owned the property, they paid 3.75% of their AGR to these entities. In April 2005, RIH Acquisitions IN, LLC (“RIH”) (now known as “Ameristar Casino East Chicago, LLC”) purchased the property from Harrah’s. Shortly before that time, the City began to assert a right to all of the LDA funds.

In June 2006, the Indiana Gaming Commission (the “IGC”) adopted a resolution disapproving of that portion of the LDA requiring the casino licensee to make any payments to Second Century due to its concerns with the individuals owning and controlling Second Century, who were associates of the former Mayor of the City. The

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

After the Company acquired RIH on September 18, 2007, in accordance with the purchase agreement, RIH opened a new separate interest-bearing bank account under the Company’s federal tax identification number and transferred the entire balance in the former separate account to this new account. RIH has continued to deposit 0.75% of its AGR into this account. As of February 28, 2011, this account had a balance of approximately $10.6 million.

In April 2007, the Indiana legislature enacted a bill, which was signed into law by the governor, permitting the Common Council of the City, upon transfer of the controlling interest in the East Chicago casino license, to adopt an ordinance voiding any term of the LDA and allowing for any payment of funds under the LDA to be redirected to the City. The Common Council of the City adopted an ordinance in October 2007 voiding those terms of the LDA that provide for payment of LDA funds to Second Century and adopted a similar ordinance that applies to the funds formerly paid to Foundations. These ordinances purport to “redirect” the payment of all LDA funds to the City, including the funds held by RIH in the separate bank account.

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

Second Century moved for partial summary judgment against RIH, seeking rulings that RIH is in breach of the LDA and that its failure to pay the LDA funds to Second Century amounts to criminal conversion (which would entitle Second Century to treble damages and its attorneys’ fees). In January 2008, ACI and RIH filed a response opposing the motion for summary judgment and seeking summary judgment in favor of RIH on both the contract and conversion claims. The City also filed a brief in opposition to Second Century’s motion for partial summary judgment. On September 4, 2008, the court issued an amended order granting summary judgment in favor of ACI and RIH and denying summary judgment in favor of Second Century on Second Century’s conversion claim. The court denied each party’s motion for summary judgment on Second Century’s breach of contract claim. The court entered a final judgment on the conversion claim on October 23, 2008. Second Century filed a motion to reconsider the court’s order directing entry of final judgment, which the court denied on January 27, 2009. Second Century did not appeal the final judgment granting ACI and RIH summary judgment on the criminal conversion claim.

In 2007, Foundations filed suit challenging the constitutionality of the 2007 legislation and the City’s ordinance adopted under that legislation. RIH intervened in the case, and in December 2007 the trial court ordered RIH to establish an interest-bearing account and deposit in that account the funds in dispute in Foundations’ case

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

challenging the constitutionality of the 2007 legislation and City ordinance. As of February 28, 2011, this separate account had a balance of approximately $17.7 million.

On June 30, 2009, the Indiana Supreme Court issued an opinion in one of multiple appeals related to the East Chicago riverboat casino license. The court held that the IGC “has the authority to revoke or cancel the licenses and their attendant conditions.” The court further held that the “City does not have the authority unilaterally to terminate or alter the terms and conditions of a license issued by the Gaming Commission.”

In 2010, the Indiana Supreme Court issued an opinion in Foundations’ constitutional challenge lawsuit, holding that the 2007 legislation “does not by its terms even purport to alter the Commission’s regulatory authority.” The Indiana Supreme Court did not determine whether Foundations was entitled to receive funds under the gaming license, but instead determined that “[w]hether [Foundations] is entitled to receive funds under the gaming license . . . is first and foremost a matter of administrative law for the Indiana Gaming Commission to decide.”

The Company has not taken a position on the merits of the other parties’ disputes over the LDA funds, and has stated that RIH is committed to continue paying the 3.75% of AGR for local economic development purposes, unless a court of competent jurisdiction orders otherwise. The Company intends to comply with the two trial court orders requiring RIH to hold and continuing paying the LDA funds formerly paid to Second Century and Foundations in the respective designated separate bank accounts, and intends to vigorously contest any claims against the Company seeking money beyond RIH’s stated commitment to pay 3.75% of its AGR for local economic development purposes.

From time to time, we are party to other litigation, most of which arises in the ordinary course of business. We are not currently a party to any litigation that management believes would be likely to have a material impact on our financial position, results of operations or cash flows.

Self-Insurance Reserves.  The Company is self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2010 and 2009, the estimated liabilities for unpaid and incurred but not reported claims totaled $10.8 million and $11.1 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.

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

The Company has provided an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $2.6 million as of December 31, 2010 and may be subsequently reduced as principal and interest mature under the revenue bonds. Additionally, the Company is obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds, as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through December 31, 2010, the Company had paid $2.1 million in shortfalls and other costs. As required by the agreements, the Company anticipates that it will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and has recorded a corresponding receivable as of December 31, 2010.

AMERISTAR CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Selected quarterly financial results (Unaudited)

The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2010 and 2009.

	For the Fiscal Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010(3)	2010	2010	Total
	(Amounts in thousands, except per share data)

Net revenues(1)	$302,619	$293,004	$299,567	$294,093	$1,189,282
Income (loss) from operations	52,751	(5,998)	48,713	44,612	140,078
Income (loss) before income tax provision (benefit)(1)	18,844	(40,667)	21,718	20,866	20,760
Net income (loss)(1)	10,678	(24,892)	11,924	10,921	8,630
Basic earnings (loss) per share(2)	$0.18	$(0.43)	$0.20	$0.19	$0.15
Diluted earnings (loss) per share(2)	$0.18	$(0.43)	$0.20	$0.18	$0.15

	For the Fiscal Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009(3)	Total
	(Amounts in thousands, except per share data)

Net revenues	$315,837	$308,902	$299,430	$291,276	$1,215,445
Income (loss) from operations	69,301	55,578	50,694	(72,049)	103,524
Income (loss) before income tax provision (benefit)	52,084	25,919	21,652	(105,824)	(6,169)
Net income (loss)	29,900	14,280	14,462	(63,309)	(4,667)
Basic earnings (loss) per share	$0.52	$0.25	$0.25	$(1.10)	$(0.08)
Diluted earnings (loss) per share	$0.52	$0.25	$0.25	$(1.10)	$(0.08)

(1)	The sum of the amounts for the four quarters does not equal the total for the year due to rounding.

(2)	Because earnings (loss) per share amounts are calculated using the weighted-average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per-share amounts for the four quarters may not equal the total earnings (loss) per share amounts for the year.

(3)	As discussed in “Note 13 — Goodwill and other intangible assets,” the Company impaired a portion of the goodwill and gaming license acquired in the purchase of the East Chicago property. The pre-tax impairment charges recorded in the second quarter of 2010 was $56.0 million. This charge adversely impacted diluted earnings per share by $0.56. The pre-tax impairment charge recorded in the fourth quarter of 2009 was $111.7 million. This charge adversely impacted diluted earnings per share by $1.15.