Form 10-Q
period 2011-03-31
AMERISTAR CASINOS INC
filed 2011-05-10
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-22494
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2011, 32,222,488 shares of Common Stock of the registrant were issued and outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q
INDEX

Page No(s).
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

A. Consolidated Balance Sheets at March 31, 2011 and December 31, 2010	2

B. Consolidated Statements of Operations for the three months ended March 31, 2011 and March 31, 2010	3

C. Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010	4

D. Notes to Consolidated Financial Statements	5 — 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 — 23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23 — 24

Item 4. Controls and Procedures	24

Part II. OTHER INFORMATION

Item 6. Exhibits	25 — 26

SIGNATURE	27
EX-4.4
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	March 31, 2011	December 31,
	(Unaudited)	2010
ASSETS
Current Assets:
Cash and cash equivalents	$88,755	$71,186
Restricted cash	5,925	5,925
Accounts receivable, net	6,622	7,391
Income tax refunds receivable	—	3,295
Inventories	6,903	7,158
Prepaid expenses	13,571	12,567
Deferred income taxes	3,164	12,238

Total current assets	124,940	119,760

Property and Equipment, at cost:
Buildings and improvements	1,907,071	1,906,533
Furniture, fixtures and equipment	581,340	578,498

	2,488,411	2,485,031
Less: accumulated depreciation and amortization	(855,283)	(834,434)

	1,633,128	1,650,597

Land	83,403	83,403
Construction in progress	14,040	12,299

Total property and equipment, net	1,730,571	1,746,299

Goodwill	71,876	72,177
Other intangible assets	12,600	12,600
Deferred income taxes	16,912	20,884
Deposits and other assets	91,460	89,822

TOTAL ASSETS	$2,048,359	$2,061,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$15,623	$23,658
Construction contracts payable	2,163	2,257
Income taxes payable	1,846	—
Accrued liabilities	147,559	136,345
Current maturities of long-term debt	190,486	97,247

Total current liabilities	357,677	259,507

Long-term debt, net of current maturities	1,294,966	1,432,551
Deferred compensation and other long-term liabilities	19,679	18,464

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 59,305,297 and 59,232,486 shares; Outstanding — 58,356,442 and 58,287,697 shares	593	592
Additional paid-in capital	282,518	278,726
Treasury stock, at cost (948,855 and 944,789 shares)	(20,306)	(20,228)
Retained earnings	113,232	91,930

Total stockholders’ equity	376,037	351,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,048,359	$2,061,542

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Casino	$317,121	$314,539
Food and beverage	35,169	33,261
Rooms	19,203	19,387
Other	7,222	7,729

	378,715	374,916
Less: promotional allowances	(69,972)	(72,297)

Net revenues	308,743	302,619

Operating Expenses:
Casino	134,726	135,540
Food and beverage	15,570	16,458
Rooms	3,880	4,558
Other	2,603	3,249
Selling, general and administrative	63,036	62,399
Depreciation and amortization	26,444	27,612
Net (gain) loss on disposition of assets	(129)	52

Total operating expenses	246,130	249,868

Income from operations	62,613	52,751

Other Income (Expense):
Interest income	2	112
Interest expense, net of capitalized interest	(25,055)	(34,440)
Other	454	421

Income Before Income Tax Provision	38,014	18,844
Income tax provision	16,168	8,166

Net Income	$21,846	$10,678

Earnings Per Share:
Basic	$0.37	$0.18

Diluted	$0.37	$0.18

Cash Dividends Declared Per Share	$0.11	$0.11

Weighted-Average Shares Outstanding:
Basic	58,322	57,811

Diluted	59,634	58,891

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$21,846	$10,678

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,444	27,612
Amortization of debt discount and deferred financing costs	2,165	2,797
Stock-based compensation expense	3,270	4,190
Net (gain) loss on disposition of assets	(129)	52
Net change in deferred income taxes	13,392	86
Net change in fair value of swap agreements	—	225
Net change in deferred compensation liability	716	329
Changes in operating assets and liabilities:
Accounts receivable, net	769	232
Income tax refunds receivable	3,295	17,404
Inventories	255	414
Prepaid expenses	(1,004)	(1,440)
Accounts payable	(8,035)	(14,672)
Income taxes payable	1,846	1,716
Accrued liabilities	16,796	20,163

Net cash provided by operating activities	81,626	69,786

Cash Flows from Investing Activities:
Capital expenditures	(10,868)	(12,379)
Decrease in construction contracts payable	(94)	(2,560)
Proceeds from sale of assets	281	84
Increase in deposits and other non-current assets	(1,392)	(1,716)

Net cash used in investing activities	(12,073)	(16,571)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	—	12,000
Principal payments of debt	(45,003)	(48,189)
Debt issuance and amendment costs	(1,300)	(131)
Cash dividends paid	(6,126)	(6,068)
Proceeds from stock option exercises	523	1,068
Purchases of treasury stock	(78)	(87)

Net cash used in financing activities	(51,984)	(41,407)

Net Increase in Cash and Cash Equivalents	17,569	11,808

Cash and Cash Equivalents — Beginning of Period	71,186	96,493

Cash and Cash Equivalents — End of Period	$88,755	$108,301

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$8,323	$17,047

Cash paid for federal and state income taxes, net of refunds received	$(2,140)	$(9,743)

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Principles of consolidation and basis of presentation
          The accompanying consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, ACI owns and operates eight casino properties in seven markets. The Company’s portfolio of casinos consists of: Ameristar Casino Resort Spa St. Charles (serving the St. Louis, Missouri metropolitan area); Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area); Ameristar Casino Hotel Council Bluffs (serving Omaha, Nebraska and southwestern Iowa); Ameristar Casino Resort Spa Black Hawk (serving the Denver, Colorado metropolitan area); Ameristar Casino Hotel Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Casino Hotel East Chicago (serving the Chicagoland area); and Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada (serving Idaho and the Pacific Northwest). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
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
          Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies, significant accounting policies and bases of presentation are discussed where appropriate in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. In addition, critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010.
          The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
          As required, the Company has evaluated certain events and transactions occurring after March 31, 2011 for disclosure in its consolidated financial statements and notes thereto. Subsequent to March 31, 2011, ACI completed a debt restructuring and purchased 26,150,000 shares of its common stock held by the Estate of Craig H. Neilsen (the “Estate”), ACI’s then majority stockholder. For further information regarding these transactions and the impact they will have on the Company’s long-term debt, stockholders’ equity and earnings per share, please refer to “Note 12 — Subsequent events.”

Note 2 — Accounting pronouncements
Recently adopted accounting pronouncements
ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities
     The Financial Accounting Standards Board (the “FASB”) issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot since the machine can legally be removed from the gaming floor without payment of the base amount. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. Under the gaming regulations in the various jurisdictions in which the Company operates, the removal of base jackpots is not prohibited and upon adoption, the Company recorded an increase of $5.6 million to retained earnings in January 2011.
Note 3 — Stockholders’ equity
     Changes in stockholders’ equity for the three months ended March 31, 2011 were as follows:

(Amounts in Thousands)
Balance at December 31, 2010	$351,020
Net income	21,846
Jackpot liability cumulative adjustment	5,582
Dividends	(6,126)
Stock-based compensation	3,270
Proceeds from exercise of stock options	523
Shares remitted for tax withholding	(78)

Balance at March 31, 2011	$376,037

          Total comprehensive income for the three months ended March 31, 2011 and 2010 was $21.8 million and $17.9 million, respectively.

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
          The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Three Months
	Ended March 31,
	2011	2010
	(Amounts in Thousands)
Weighted-average number of shares outstanding — basic earnings per share	58,322	57,811

Dilutive effect of stock options	1,312	1,080

Weighted-average number of shares outstanding — diluted earnings per share	59,634	58,891

          For the three months ended March 31, 2011 and 2010, potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 3.0 million and 3.5 million, respectively.
Note 5 — Goodwill and other intangible assets
          As required under ASC Topic 350, the Company performs an annual assessment of its goodwill and other intangible assets to determine if the carrying value exceeds the fair value. Additionally, the guidance requires an immediate impairment assessment if a change in circumstances can materially negatively affect the fair value of the intangible assets. For the three months ended March 31, 2011 and 2010, there were no impairment charges relating to goodwill and indefinite-lived intangible assets. The Company will perform its annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of 2011.
          The Company utilized Level 2 inputs as described in “Note 8 — Fair value measurements” to determine fair value relating to goodwill and intangible assets.

Note 6 — Long-term debt
          Long-term debt consisted of the following:

	March 31,	December 31,
	2011	2010
	(Amounts in Thousands)
Senior credit facility, secured by first priority security interest in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:

Revolving loan facility, at variable interest (3.6% at March 31, 2011 and 3.5% at December 31, 2010); $12.0 million quarterly commitment reductions from December 31, 2010 through June 30, 2012 with remaining balance of loans due August 10, 2012	$466,000	$510,000
Term loan facility, at variable interest (3.6% at March 31, 2011 and 3.5% at December 31, 2010); $1.0 million principal payments due quarterly through September 30, 2011; $94.2 million principal payments due quarterly from December 31, 2011 through June 30, 2012 with remaining balance of $94.3 million due November 10, 2012	379,000	380,000

Senior notes, unsecured, 9.25% fixed interest, payable semi-annually on June 1 and December 1, principal due June 1, 2014 (net of $9,658 and $10,315 discount at March 31, 2011 and December 31, 2010, respectively)	640,342	639,685

Other	110	113

	1,485,452	1,529,798

Less: Current maturities	(190,486)	(97,247)

	$1,294,966	$1,432,551

Credit facility
          The Company’s senior secured credit facility in effect at March 31, 2011 (the “Credit Facility”) includes a $576.0 million revolving loan facility maturing in August 2012 and a term loan facility maturing in November 2012.
          At March 31, 2011, the Company’s principal debt outstanding under the Credit Facility consisted of $466.0 million under the revolving loan facility and $379.0 million under the term loan facility. All mandatory principal repayments have been made through March 31, 2011. As of March 31, 2011, the amount of the revolving loan facility available for borrowing was $105.8 million, after giving effect to $4.2 million of outstanding letters of credit. The revolving loan facility is subject to commitment reductions of $12.0 million each quarter from December 31, 2010 through June 30, 2012, with the remaining balance of loans due August 10, 2012. The term loan requires $94.2 million principal payments due quarterly from December 31, 2011 through June 30, 2012, with the remaining balance of $94.3 million due November 10, 2012.

Senior unsecured notes
          In May 2009, ACI completed offerings of $650.0 million aggregate principal amount of 9 1/4% Senior Notes due 2014 (the “2014 Notes”). Of the total, $500.0 million principal amount of the 2014 Notes were sold at a price of 97.097% of the principal amount and $150.0 million principal amount of the 2014 Notes were sold at a price of 100% of the principal amount. ACI used the net proceeds from the sale of the 2014 Notes (approximately $620.0 million, after deducting discounts and expenses) to repay a portion of the revolving loan indebtedness outstanding under the Credit Facility. Simultaneously, the Company terminated $650.0 million of revolving loan commitments under the Credit Facility.
          The terms of the 2014 Notes are governed by an indenture. Interest on the 2014 Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The 2014 Notes mature on June 1, 2014. The 2014 Notes and the guarantees of the 2014 Notes are senior unsecured obligations of ACI and certain of its subsidiaries, including each of its material subsidiaries (the “Guarantors”), respectively, and rank equally with or senior to, in right of payment, all existing or future unsecured indebtedness of ACI and each Guarantor, respectively, but will be effectively subordinated in right of payment to the credit facility indebtedness and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.
          The Guarantors have jointly and severally, and fully and unconditionally, guaranteed the 2014 Notes. Each of the Guarantors is a wholly owned subsidiary of ACI, and the Guarantors constitute substantially all of ACI’s direct and indirect subsidiaries. ACI is a holding company with no operations or material assets independent of those of the Guarantors and, other than its investment in the Guarantors, the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity on a consolidated basis of the Company. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable statutes, there are no restrictions on the ability of the Guarantors to transfer funds to ACI in the form of cash dividends, loans or advances.
Debt covenants
          The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of March 31, 2011, the Company was required to maintain a leverage ratio, calculated as consolidated debt divided by EBITDA as defined in the Credit Facility, of no more than 5.75:1, and a senior leverage ratio, calculated as senior debt divided by EBITDA, of no more than 5.00:1. As of March 31, 2011 and December 31, 2010, the Company’s leverage ratio was 4.46:1 and 4.76:1, respectively. The senior leverage ratio as of March 31, 2011 and December 31, 2010 was also 4.46:1 and 4.76:1, respectively.
          As of March 31, 2011, the indenture governing the 2014 Notes contains covenants that limit ACI’s and its Restricted Subsidiaries’ (as defined in the indenture) ability to, among other things, (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create liens on assets, (iv) merge or consolidate with another company or sell all or substantially all assets and (v) enter into transactions with affiliates. In addition, pursuant to the indenture, if ACI experiences certain changes of control, each holder of the 2014 Notes can require ACI to repurchase all or a portion of such holder’s outstanding 2014 Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date.
          As of March 31, 2011 and December 31, 2010, the Company was in compliance with all applicable covenants under the Credit Facility and the 2014 Notes.

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
          As of March 31, 2011 and December 31, 2010, the fair value of the interest rate swap liability was zero due to the termination of both interest rate swap agreements on July 19, 2010. As of March 31, 2010, the Company’s interest rate swaps were valued as a $8.3 million liability and were included in accrued liabilities. For the three months ended March 31, 2010, the swaps increased the Company’s interest expense by $8.0 million.
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

          The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2011 (amounts in thousands):

	Fair Value Measurements Using:
	Quoted Market	Significant Other	Significant
	Prices in Active	Observable Inputs	Unobservable
	Markets (Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Deferred compensation plan assets	$—	$18,653	$—

Liabilities:
Deferred compensation plan liabilities	$—	$16,837	$—
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
Fair value of long-term debt
          The estimated fair value of the Company’s long-term debt at March 31, 2011 was approximately $1.554 billion, versus its book value of $1.485 billion. The estimated fair value of the Company’s long-term debt at December 31, 2010 was approximately $1.559 billion, versus its book value of $1.530 billion. The estimated fair value of the 2014 Notes and the term loan facility debt was based on quoted market prices on or about March 31, 2011 and December 31, 2010. The estimated fair value of the revolving loan facility debt was based on its bid price on or about March 31, 2011 and December 31, 2010.
Note 9 — Stock-based compensation
          The Company accounts for its stock-based compensation in accordance with ASC Topic 718. Stock-based compensation expense totaled $3.3 million and $4.2 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011 and 2010, no associated future income tax benefit was recognized. As of March 31, 2011, there was approximately $24.0 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.

          The weighted-average fair value at the grant date of stock options granted during the quarter ended March 31, 2011 and 2010 was $6.15 and $6.73, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Weighted-average assumptions:
Expected stock price volatility	47.6%	50.2%
Risk-free interest rate	1.9%	2.4%
Expected option life (years)	4.6	4.5
Expected annual dividend yield	2.1%	2.3%
          Stock option activity during the three months ended March 31, 2011 was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(In Thousands)	Price	(Years)	(In Thousands)
Outstanding at December 31, 2010	4,850	$20.46
Granted	2	17.66
Exercised	(55)	9.93
Forfeited or expired	(91)	25.11

Outstanding at March 31, 2011	4,706	$20.49	4.5	$7,560

Exercisable at March 31, 2011	3,160	$21.67	2.9	$4,884
          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on March 31, 2011. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $0.4 million and $1.0 million, respectively. The intrinsic value of a stock option is the excess of ACI’s closing stock price on that date over the exercise price, multiplied by the number of in-the-money options.

          The following table summarizes the Company’s unvested stock option activity for the three months ended March 31, 2011:

		Weighted-
	Shares	Average
	(Amounts in	Exercise Price
	Thousands)	(per Share)
Unvested at December 31, 2010	1,564	$18.08
Granted	2	17.66
Vested	(11)	16.50
Forfeited	(10)	19.51

Unvested at March 31, 2011	1,545	$18.08
          The following table summarizes the Company’s unvested restricted stock unit activity for the three months ended March 31, 2011:

		Weighted-
	Units	Average Grant
	(Amounts in	Date Fair Value
	Thousands)	(per Unit)
Unvested at December 31, 2010	1,698	$16.61
Granted	2	17.66
Vested	(10)	14.25
Forfeited	(8)	16.30

Unvested at March 31, 2011	1,682	$16.63
Note 10 — Income taxes
          At March 31, 2011 and December 31, 2010, unrecognized tax benefits totaled $5.0 million and $4.9 million, respectively. The total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.2 million at March 31, 2011 and $1.1 million at December 31, 2010. As of March 31, 2011, accrued interest and penalties totaled $0.7 million, of which $0.5 million would affect the effective tax rate if recognized.
          For the three months ended March 31, 2011 and 2010, the effective income tax rates were 42.5% and 43.3%, respectively.
          The Company files income tax returns in numerous jurisdictions. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year. With the normal expiration of statutes of limitations, the Company anticipates that the amount of unrecognized tax benefits will decrease by $0.6 million within the next 12 months, none of which would affect the effective tax rate if recognized.
Note 11 — Commitments and contingencies
          Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
          Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At both

March 31, 2011 and December 31, 2010, the estimated liabilities for unpaid and incurred but not reported claims totaled $10.8 million. The Company considers historical loss experience and certain unusual claims in estimating these liabilities. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.
Note 12 — Subsequent events
          On April 14, 2011, ACI obtained $2.2 billion of new debt financing (the “Debt Refinancing”), including a $1.4 billion senior secured credit facility (the “New Credit Facility”) and $800.0 million principal amount of its unsecured 7.50% senior notes due 2021 (the “2021 Notes”). The New Credit Facility consists of (i) a $200 million A term loan that was fully borrowed at closing and matures in 2016, (ii) a $700 million B term loan that was fully borrowed at closing and matures in 2018 and (iii) a $500 million revolving loan facility, $368 million of which was borrowed at closing and which matures in 2016. The 2021 Notes were sold at a price of 99.125% of the principal amount, and the $700.0 million B term loan was sold at a price of 99.75% of the principal amount.
          The A term loan and the revolving loan facility bear interest at the London Interbank Offered Rate (LIBOR) plus 2.75% per annum or the base rate plus 1.75% per annum, at ACI’s option. The B term loan bears interest at LIBOR (subject to a LIBOR floor of 1.0%) plus 3.0% per annum or the base rate (subject to a base rate floor of 2.0%) plus 2.0% per annum, at ACI’s option. The LIBOR margin for the A term loan and the revolving loan facility is subject to reduction based on the Company’s Total Net Leverage Ratio as defined in the New Credit Facility agreement. ACI pays a commitment fee on the unused portion of the revolving loan facility of 0.50% per annum, which is subject to reduction based on the Total Net Leverage Ratio.
          The terms of the 2021 Notes are governed by an indenture. The 2021 Notes bear interest at a fixed rate of 7.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, with the initial interest payment on October 15, 2011. The 2021 Notes mature on April 15, 2021. The 2021 Notes and the guarantees of the 2021 Notes are senior unsecured obligations of ACI and the Guarantors, respectively, and rank equally with or senior to, in right of payment, all existing or future unsecured indebtedness of ACI and each Guarantor, respectively, but will be effectively subordinated in right of payment to the New Credit Facility indebtedness and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.
          The Guarantors have jointly and severally, and fully and unconditionally, guaranteed the 2021 Notes. Each of the Guarantors is a wholly owned subsidiary of ACI, and the Guarantors constitute substantially all of ACI’s direct and indirect subsidiaries. ACI is a holding company with no operations or material assets independent of those of the Guarantors and, other than its investment in the Guarantors, the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity on a consolidated basis of the Company. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable statutes, there are no restrictions on the ability of the Guarantors to transfer funds to ACI in the form of cash dividends, loans or advances.

          On April 19, 2011, ACI purchased 26,150,000 shares of its common stock held by the Estate at $17.50 per share, for a total of $457.6 million. The purchase was made pursuant to a definitive Stock Purchase Agreement (the “Purchase Agreement”) entered into by ACI and the Estate on March 25, 2011, following the execution of a binding letter agreement entered into on February 27, 2011. The shares purchased represented approximately 45% of ACI’s outstanding shares and 83% of the Estate’s holdings in the Company at the time of the purchase. As of the date of this filing, the Estate owns approximately 15% of ACI’s common stock.
          Proceeds from the Debt Refinancing were used to (i) repurchase ACI’s outstanding 2014 Notes tendered pursuant to ACI’s tender offer announced on March 29, 2011, including payment of the tender premium and accrued interest, (ii) prepay and permanently retire all of the indebtedness under the prior Credit Facility, (iii) purchase 26,150,000 shares of ACI’s common stock from the Estate as described above and (iv) pay related fees and expenses.
          Based on estimates by the U.S. Army Corps of Engineers for the Mississippi River, the casino facility at Ameristar Vicksburg faces potential extraordinary flood risk in mid-May. The Company has constructed physical enhancements designed to withstand the anticipated flood levels. In order to ensure the safety of guests and team members, Ameristar Vicksburg may be required to close for up to approximately two weeks. If closure is required, the Company estimates it likely would commence approximately one week before the crest, which is anticipated on or about May 19, 2011. If Ameristar Vicksburg is closed for an extended period or if the facility incurs extensive damage, the Company would incur significant costs and lost profits, which will exceed the limited property and business interruption insurance coverage for flooding in Vicksburg.

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
     Our financial results are dependent upon the number of guests that we attract to our properties and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting our properties, achieving and maintaining cost efficiencies, competitive factors, gaming tax increases and other regulatory changes, the commencement of new gaming operations, charges associated with debt refinancing or property acquisition and disposition transactions, construction at existing facilities and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.
     The following significant factors and trends should be considered in analyzing our operating performance:
•	General Economic Conditions. The weak economic conditions continue to adversely impact the gaming industry and our Company.

•	Stock Repurchase Transaction and Recent Debt Refinancing. Following the execution of a binding letter agreement entered into on February 27, 2011, on March 25, 2011 we entered into a definitive Stock Purchase Agreement with the Estate of Craig H. Neilsen (the “Estate”), our then majority stockholder, to purchase 26,150,000 shares of our Common Stock held by the Estate at a purchase price of $17.50 per share, for an aggregate purchase price of $457,625,000 (the “Repurchase Transaction”). The Repurchase Transaction was completed on April 19, 2011 and reduced our outstanding shares by approximately 45%.

On April 14, 2011, we obtained $2.2 billion of new debt financing (the “Debt Refinancing”). Proceeds from the Debt Refinancing were used to (i) repurchase our outstanding 9 1/4% senior notes due 2014 (the “2014 Notes”), including payment of the tender premium and accrued interest, (ii) prepay and permanently retire all of the indebtedness under our prior senior secured credit facility, (iii) complete the Repurchase Transaction and (iv) pay related fees and expenses. The Debt Refinancing extended the maturities of all of our debt and significantly reduced the principal amortization required under our former debt agreements for the years ending December 31, 2011 and 2012. We estimate approximately $84 million will be recognized as a loss on early extinguishment of debt in the second quarter of 2011.

•	Debt and Interest Expense. At March 31, 2011, prior to the Debt Refinancing, our total debt was $1.49 billion. Net repayments totaled $45.0 million during the first quarter of 2011, including a $44.0 million repayment of a portion of the principal balance outstanding under the prior revolving loan facility.

For the first quarter of 2011, our consolidated net interest expense decreased by $9.4 million compared to prior-year first quarter. The decrease is primarily attributable to the July 2010 expiration of our two interest rate swap agreements and also an overall lower debt balance.

After giving effect to the Debt Refinancing on April 14, 2011, our total debt outstanding was $2.07 billion. Assuming no significant increase in current LIBOR interest rates, we expect our interest expense for the remainder of 2011 to increase slightly from the first quarter of 2011 as a result of an increase in our outstanding debt balance, as substantially offset by a lower weighted-average interest rate.

•	East Chicago Bridge Closure. During the fourth quarter of 2009, the highway bridge near our Ameristar East Chicago property was permanently closed by the Indiana Department of Transportation (“INDOT”) due to safety concerns. The bridge closure has made access to the property inconvenient for many of our guests and has significantly impacted the property’s admission levels and operating results relative to levels prior to the closure. First quarter 2011 net revenues and operating income increased by 4.9% and 65.1%, respectively, compared to the three months ended March 31, 2010, the first full quarter following the bridge closure. The property also increased its first quarter market share on a year-over-year basis from 24.1% to 25.7%. The increase in market share, as well as the enhanced efficiency in operating and marketing the property over time subsequent to the bridge closure, have contributed to East Chicago’s improvement noted in the first quarter of 2011.

We have been engaged in discussions with INDOT, the City of East Chicago and representatives of other significant stakeholders in the East Chicago community regarding the possible reconstruction of the Cline Avenue bridge, with a portion of the cost to be contributed by the Company. At this time we are not certain whether the bridge will be rebuilt. If the bridge is not rebuilt, INDOT has plans to make improvements to an alternate route to the Ameristar East Chicago property. These improvements include converting a portion of the route from surface streets to highway and enhancing street lighting and signage. The timing of these improvements is uncertain in light of the ongoing negotiations regarding the replacement of the Cline Avenue bridge. The adverse business impact is expected to continue unless and until access to the property is improved.

•	Ameristar St. Charles. In early March 2010, a competitor opened a new casino facility located in the southeastern portion of St. Louis County, approximately 30 miles from our St. Charles property. The additional competition has adversely affected the financial performance of Ameristar St. Charles and the other facilities operating in the market. The new casino contributed to a decline in our property’s net revenues of 3.1% from the prior-year first quarter. Also, first quarter market share for the property decreased on a year-over-year basis from 26.9% to 25.2%.

•	Ameristar Vicksburg. Based on estimates by the U.S. Army Corps of Engineers for the Mississippi River, our casino facility at Ameristar Vicksburg faces potential extraordinary flood risk in mid-May. We have constructed physical enhancements designed to withstand the anticipated flood levels. In order to ensure the safety of guests and team members, Ameristar Vicksburg may be required to close for up to approximately two weeks. If closure is required, we estimate it likely would commence approximately one week before the crest, which is anticipated on or about May 19, 2011. We believe our recent enhancements combined with flood mitigation procedures made by the Army Corps of Engineers have reduced our exposure to significant property damage and lost profits from business interruption. However, if Ameristar Vicksburg is closed for an extended period or if the facility incurs extensive damage, we would incur significant costs and lost profits, which will exceed the limited property and business interruption insurance coverage for flooding in Vicksburg.

Results of Operations
     The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
SUMMARY CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2011	2010
Consolidated Cash Flow Information:
Net cash provided by operating activities	$81,626	$69,786

Net cash used in investing activities	$(12,073)	$(16,571)

Net cash used in financing activities	$(51,984)	$(41,407)

Net Revenues:
Ameristar St. Charles	$68,100	$70,309
Ameristar Kansas City	57,104	54,624
Ameristar Council Bluffs	41,561	38,926
Ameristar Black Hawk	36,881	36,954
Ameristar Vicksburg	31,334	30,651
Ameristar East Chicago	58,764	56,020
Jackpot Properties	14,999	15,135

Consolidated net revenues	$308,743	$302,619

Operating Income (Loss):
Ameristar St. Charles	$18,644	$17,818
Ameristar Kansas City	16,940	14,277
Ameristar Council Bluffs	14,774	11,929
Ameristar Black Hawk	8,428	7,673
Ameristar Vicksburg	11,481	10,086
Ameristar East Chicago	7,592	4,599
Jackpot Properties	3,654	2,986
Corporate and other	(18,900)	(16,617)

Consolidated operating income	$62,613	$52,751

Operating Income Margins(1):
Ameristar St. Charles	27.4%	25.3%
Ameristar Kansas City	29.7%	26.1%
Ameristar Council Bluffs	35.5%	30.6%
Ameristar Black Hawk	22.9%	20.8%
Ameristar Vicksburg	36.6%	32.9%
Ameristar East Chicago	12.9%	8.2%
Jackpot Properties	24.4%	19.7%
Consolidated operating income margin	20.3%	17.4%

(1)	Operating income margin is operating income as a percentage of net revenues.

     The following table presents detail of our net revenues:

	Three Months Ended March 31,
	2011	2010
	(In Thousands, Unaudited)
Casino Revenues:
Slots	$280,971	$279,895
Table games	32,318	30,818
Other	3,832	3,826

Casino revenues	317,121	314,539

Non-Casino Revenues:
Food and beverage	35,169	33,261
Rooms	19,203	19,387
Other	7,222	7,729

Non-casino revenues	61,594	60,377

	378,715	374,916
Less: Promotional Allowances	(69,972)	(72,297)

Total Net Revenues	$308,743	$302,619

     Net Revenues
     Consolidated net revenues for the quarter ended March 31, 2011 increased $6.1 million, or 2.0%, from the first quarter of 2010. The increase in consolidated net revenues was primarily attributable to more effective and efficient marketing. Additionally, we experienced unusually low table games hold in the first quarter of 2010, compared to relatively normalized table games hold percentages in the first quarter of 2011 following new policies implemented by management commencing in the second quarter of 2010 to reduce table games hold volatility. First quarter 2011 net revenues improved on a year-over-year basis at four of our seven gaming locations, while Ameristar Black Hawk’s and Jackpot’s net revenues remained flat and Ameristar St. Charles’ net revenues decreased by $2.2 million, or 3.1%, when compared to the first quarter of 2010. Ameristar St. Charles’ net revenue decrease is due to the opening of a new gaming competitor in the St. Louis market in early March 2010.
     During the three months ended March 31, 2011, consolidated promotional allowances decreased $2.3 million (3.2%) from the corresponding 2010 period. The decrease in promotional allowances in the first quarter of 2011 was primarily the result of efficiently reducing promotional costs at each of our properties.
     Operating Income
     In the first quarter of 2011, consolidated operating income increased $9.9 million, or 18.7%, from the first quarter of 2010, due to the revenue improvement described above and lower operating expenses. Benefits costs declined $2.4 million year-over-year primarily as a result of lower health benefits expense. Additionally, we implemented certain operational enhancements that contributed to a 2.8 percentage point improvement in our consolidated operating income margin for the three months ended March 31, 2011 compared to the same period in 2010.
     For the three months ended March 31, 2011, corporate expense increased $2.3 million, due mostly to $3.6 million incurred for non-operational professional fees partially offset by a decrease in benefits expense of $1.3 million compared to the first quarter of 2010.

     Interest Expense
     The following table summarizes information related to interest on our long-term debt:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in Thousands, Unaudited)
Interest cost	$25,151	$34,714
Less: Capitalized interest	(96)	(274)

Interest expense, net	$25,055	$34,440

Cash paid for interest, net of amounts capitalized	$8,323	$17,047

Weighted-average total debt outstanding	$1,530,891	$1,688,038

Weighted-average interest rate	6.6%	8.2%

     For the quarter ended March 31, 2011, consolidated interest expense, net of amounts capitalized, decreased $9.4 million (27.3%) from the 2010 first quarter. The decrease is due primarily to the expiration of our two interest rate swap agreements that occurred in July 2010 and a lower overall outstanding debt balance.
     Income Taxes
     For the quarters ended March 31, 2011 and 2010, our income tax provision was $16.2 million and $8.2 million, respectively. Our effective income tax rate was 42.5% for the quarter ended March 31, 2011, compared to 43.3% for the corresponding 2010 period.
     Net Income
     For the three months ended March 31, 2011, consolidated net income increased $11.2 million, or 104.6%, from the first quarter of 2010. The increase is primarily attributable to the improvement in net revenues, lower operating costs and a decrease in interest expense. Diluted earnings per share were $0.37 for the first quarter of 2011, compared to $0.18 in the corresponding 2010 period, based on a weighted-average of diluted common shares outstanding of 59.6 million and 58.9 million for the quarters ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources
Cash Flows — Summary
     Our cash flows consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(In Thousands, Unaudited)
Net cash provided by operating activities	$81,626	$69,786

Cash flows from investing activities:
Capital expenditures	(10,868)	(12,379)
Decrease in construction contracts payable	(94)	(2,560)
Proceeds from sale of assets	281	84
Increase in deposits and other non-current assets	(1,392)	(1,716)

Net cash used in investing activities	(12,073)	(16,571)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and other borrowings	—	12,000
Principal payments of debt	(45,003)	(48,189)
Debt issuance and amendment costs	(1,300)	(131)
Cash dividends paid	(6,126)	(6,068)
Proceeds from stock option exercises	523	1,068
Purchases of treasury stock	(78)	(87)

Net cash used in financing activities	(51,984)	(41,407)

Net increase in cash and cash equivalents	$17,569	$11,808

     Our business is primarily conducted on a cash basis. Accordingly, operating cash flows follow trends in our operating income, excluding non-cash items. For the three months ended March 31, 2011, net cash provided by operating activities increased $11.8 million from 2010, mostly as a result of the increase in operating income and also changes in our accounts payable and deferred income tax balances in 2011.
     First quarter 2011 and 2010 capital expenditures included minor construction projects, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties.
     During the quarters ended March 31, 2011 and 2010, our Board of Directors declared quarterly cash dividends of $0.105 per share, which were paid on March 15, 2011 and March 15, 2010, respectively.
     During the first quarter of 2011, net debt repayments totaled $45.0 million, of which $44.0 million related to the repayment of a portion of the principal balance outstanding under our prior revolving loan facility. All mandatory principal repayments have been made through March 31, 2011. In April 2011, we made $15.0 million in debt repayments on the revolving loan facility.
     On April 14, 2011, we obtained $2.2 billion of new debt financing, including a $1.4 billion senior secured credit facility (the “New Credit Facility”) and $800.0 million principal amount of unsecured 7.50% Senior Notes due 2021 (the “2021 Notes”). The New Credit Facility consists of (i) a $200 million A term loan that was fully borrowed at closing and matures in 2016, (ii) a $700 million B term loan that was fully borrowed at closing and matures in 2018 and (iii) a $500 million revolving loan facility, $368 million of which was borrowed at closing and which matures in 2016. Upon the satisfaction of certain conditions, we will have the option to increase the total amount available under the New Credit Facility by up to the greater of an additional $200 million or an amount determined by reference to our Total Net Leverage Ratio (as defined in the New Credit Facility agreement).
     The A term loan and the revolving loan facility bear interest at the London Interbank Offered Rate (LIBOR) plus 2.75% per annum or the base rate plus 1.75% per annum, at our option. The B term loan bears interest at LIBOR (subject to a LIBOR floor of 1.0%) plus 3.0% per annum or the base rate (subject to a base rate floor of 2.0%) plus 2.0% per annum, at our option. The LIBOR margin for the A term loan and the revolving loan facility is subject to reduction based on our Total Net Leverage Ratio. We pay a commitment fee on the unused portion of the revolving loan facility of 0.50% per annum, which is subject to reduction based on the Total Net Leverage Ratio. Borrowings under the New Credit Facility are secured by liens on substantially all of our assets.
     The 2021 Notes bear interest at a fixed rate of 7.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, with the initial interest payment on October 15, 2011. The 2021 Notes mature on April 15, 2021.
     The New Credit Facility agreement requires certain mandatory principal repayments prior to maturity for both term loans. The A term loan requires the following principal amortization: 0% in 2011; 3.75% in 2012; 12.5% in 2013; 18.75% in 2014; 50% in 2015; and the remaining 15% in 2016. The B term loan requires mandatory principal reductions of 1% per annum, with the remaining 93.25% due at maturity.
     Proceeds from the Debt Refinancing were used to (i) repurchase our 2014 Notes tendered pursuant to our tender offer announced on March 29, 2011, including payment of the tender premium and accrued interest, (ii) prepay and permanently retire all of the indebtedness under our prior credit facility, (iii) complete the Repurchase Transaction on April 19, 2011 for an aggregate purchase price of $457.6 million and (iv) pay related fees and expenses.
     After giving effect to the Debt Refinancing on April 14, 2011, our total debt outstanding was $2.07 billion and the amount of the revolving loan facility available for borrowing was approximately $128 million, after giving effect to $4.2 million of outstanding letters of credit.
     Assuming no significant increase in current LIBOR rates, we expect our interest expense for the remainder of 2011 to increase slightly from the first quarter of 2011 as a result of an increase in our outstanding debt balance, as substantially offset by a lower weighted-average interest rate. The Debt Refinancing reduces the weighted-average interest rate on our outstanding debt from approximately 6.7% to approximately 5.4% based on current LIBOR rates.
     In addition to the availability under the senior credit facility, we had $88.8 million of cash and cash equivalents at March 31, 2011, approximately $70.0 million of which were required for daily operations.
     Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. If our existing sources of cash are insufficient to meet our operations and liquidity requirements, we will be required to seek additional financing that would likely be more expensive than the New Credit Facility and/or scale back our capital plans or reduce other expenditures. Any loss from service of our properties for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation
S-K.
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, workers’ compensation and general liability reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Forward-Looking Statements
     This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and financial performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that,” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the New Credit Facility or any replacement financing, the severity of the flooding in Vicksburg, Mississippi and the length of time of the possible closure of Ameristar Vicksburg, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the factors, risks and uncertainties that could affect our future results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facility. Outstanding amounts borrowed under our senior credit facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of March 31, 2011, we had $845.0 million outstanding under our prior senior credit facility, bearing interest at variable rates indexed to three-month LIBOR. At March 31, 2011, the average interest rate applicable to the senior credit facility debt outstanding was 3.6%. An increase of one percentage point in the average interest rate applicable to the senior credit facility debt outstanding at March 31, 2011 would increase our annual interest cost by $8.5 million.
     On July 19, 2010, our two interest rate swap agreements expired. (See “Note 7 — Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for more discussion of the interest rate swaps.) We may enter into additional swap transactions or other interest rate protection agreements from time to time in the future, although we have no current intention to do so.
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
(b) Changes in Internal Control over Financial Reporting
     As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter of 2011.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Method of Filing

4.1	Second Supplemental Indenture, dated as of April 11, 2011, by and among Ameristar Casinos, Inc., the Guarantors party thereto and Wilmington Trust FSB	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on April 12, 2011.

4.2	Indenture, dated as of April 14, 2011, among Ameristar Casinos, Inc., the Guarantors named therein and Wilmington Trust FSB, as trustee	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on April 19, 2011.

4.3	Credit Agreement, dated as of April 14, 2011, among Ameristar Casinos, Inc., the Lenders from time to time party thereto, Wells Fargo Bank, National Association, Bank of America, N.A. and JPMorgan Chase Bank, N.A. , as Syndication Agents, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Commerzbank AG, New York and Grand Cayman Branches and US Bank National Association, as Co-Documentation Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent (without exhibits)	Incorporated by reference to Exhibit 4.2 to ACI’s Current Report on Form 8-K filed on April 19, 2011.

4.4	Specimen Common Stock Certificate	Filed electronically herewith.

10.1	Stock Purchase Agreement dated as of March 25, 2011 between Ameristar Casinos, Inc. and the Estate of Craig H. Neilsen	Incorporated by reference to Exhibits 10.1 and 10.2 to ACI’s Current Report on Form 8-K filed on March 28, 2011.

10.2	Registration Rights Agreement, dated April 14, 2011, among Ameristar Casinos, Inc., the Guarantors named therein and Wells Fargo Securities, LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Credit Agricole Securities (USA) Inc., as representatives of the Initial Purchasers named therein	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on April 19, 2011.

10.3	Separation Agreement dated as of April 25, 2011 between Ameristar Casinos, Inc. and Ray H. Neilsen	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on April 28, 2011.

Exhibit
Number	Description of Exhibit	Method of Filing

31.1	Certification of Gordon R. Kanofsky, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification of Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial Officer and Treasurer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant
Date: May 10, 2011	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer
Senior Vice President of Finance, Chief Financial Officer and Treasurer