Form 10-Q
period 2011-06-30
AMERISTAR CASINOS INC
filed 2011-08-08
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2011, 32,641,370 shares of Common Stock of the registrant were outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q
INDEX

Page No(s).
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

A. Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	2

B. Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010	3

C. Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010	4

D. Notes to Consolidated Financial Statements	5 — 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 — 21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22 — 23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	24

SIGNATURE	25
EX-31.1
EX-31.2
EX-32
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in Thousands, Except Share Data)

	June 30, 2011	December 31,
	(Unaudited)	2010
ASSETS
Current Assets:
Cash and cash equivalents	$83,554	$71,186
Restricted cash	5,925	5,925
Accounts receivable, net	5,727	7,391
Income tax refunds receivable	26,084	3,295
Inventories	6,904	7,158
Prepaid expenses	14,399	12,567
Deferred income taxes	—	12,238
Total current assets	142,593	119,760
Property and Equipment, at cost:
Buildings and improvements	1,909,292	1,906,533
Furniture, fixtures and equipment	589,850	578,498
	2,499,142	2,485,031
Less: accumulated depreciation and amortization	(879,089)	(834,434)
	1,620,053	1,650,597
Land	83,403	83,403
Construction in progress	17,072	12,299
Total property and equipment, net	1,720,528	1,746,299
Goodwill	71,575	72,177
Other intangible assets	12,600	12,600
Deferred income taxes	9,699	20,884
Deposits and other assets	110,118	89,822
TOTAL ASSETS	$2,067,113	$2,061,542
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$15,776	$23,658
Construction contracts payable	2,192	2,257
Accrued liabilities	146,099	136,345
Deferred income taxes	9,834	—
Current maturities of long-term debt	9,506	97,247
Total current liabilities	183,407	259,507
Long-term debt, net of current maturities	1,989,715	1,432,551
Deferred compensation and other long-term liabilities	15,920	18,464
Commitments and contingencies (Note 12)
Stockholders’ (Deficit) Equity:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 59,658,101 and 59,232,486 shares; Outstanding — 32,504,238 and 58,287,697 shares	597	592
Additional paid-in capital	290,287	278,726
Treasury stock, at cost (27,153,863 and 944,789 shares)	(479,170)	(20,228)
Retained earnings	66,357	91,930
Total stockholders’ (deficit) equity	(121,929)	351,020
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,067,113	$2,061,542
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Casino	$313,860	$313,120	$630,981	$627,660
Food and beverage	33,151	32,674	68,320	65,935
Rooms	19,715	20,245	38,918	39,632
Other	7,191	8,453	14,413	16,182
	373,917	374,492	752,632	749,409
Less: promotional allowances	(68,823)	(81,488)	(138,795)	(153,786)
Net revenues	305,094	293,004	613,837	595,623
Operating Expenses:
Casino	134,310	134,102	269,036	269,642
Food and beverage	13,876	15,618	29,445	32,076
Rooms	3,343	4,576	7,223	9,132
Other	2,571	3,301	5,174	6,550
Selling, general and administrative	65,511	58,169	128,548	120,570
Depreciation and amortization	26,102	27,193	52,546	54,805
Impairment of goodwill	—	21,438	—	21,438
Impairment of other intangible assets	—	34,600	—	34,600
Impairment of fixed assets	—	4	—	4
Net loss (gain) on disposition of assets	10	1	(119)	53
Total operating expenses	245,723	299,002	491,853	548,870
Income (loss) from operations	59,371	(5,998)	121,984	46,753
Other Income (Expense):
Interest income	1	112	3	224
Interest expense, net of capitalized interest	(27,164)	(34,059)	(52,219)	(68,499)
Loss on early retirement of debt	(85,296)	—	(85,296)	—
Other	(150)	(722)	304	(301)
Loss Before Income Tax (Benefit) Provision	(53,238)	(40,667)	(15,224)	(21,823)
Income tax (benefit) provision	(11,925)	(15,775)	4,243	(7,609)
Net Loss	$(41,313)	$(24,892)	$(19,467)	$(14,214)
Loss Per Share:
Basic	$(1.10)	$(0.43)	$(0.41)	$(0.25)
Diluted	$(1.10)	$(0.43)	$(0.41)	$(0.25)
Cash Dividends Declared Per Share	$0.11	$0.11	$0.21	$0.21
Weighted-Average Shares Outstanding:
Basic	37,512	58,005	47,860	57,908
Diluted	37,512	58,005	47,860	57,908
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(19,467)	$(14,214)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,546	54,805
Amortization of debt discounts and deferred financing costs	3,578	5,612
Loss on early retirement of debt	85,296	—
Stock-based compensation expense	8,147	7,279
Impairment of goodwill	—	21,438
Impairment of other intangible assets	—	34,600
Impairment of fixed assets	—	4
Net (gain) loss on disposition of assets	(119)	53
Net change in deferred income taxes	31,795	(18,175)
Net change in fair value of swap agreements	—	841
Net change in deferred compensation liability	(2,940)	632
Changes in operating assets and liabilities:
Accounts receivable, net	1,664	4
Income tax refunds receivable	(22,789)	17,279
Inventories	254	683
Prepaid expenses	(2,395)	(2,390)
Accounts payable	(7,937)	(11,637)
Accrued liabilities	15,335	10,487
Net cash provided by operating activities	142,968	107,301
Cash Flows from Investing Activities:
Capital expenditures	(26,942)	(24,532)
Decrease in construction contracts payable	(65)	(3,098)
Proceeds from sale of assets	286	101
Increase in deposits and other non-current assets	(3,158)	(3,662)
Net cash used in investing activities	(29,879)	(31,191)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	2,059,250	12,000
Principal payments of debt	(1,665,331)	(76,194)
Debt issuance and amendment costs	(29,586)	(131)
Cash dividends paid	(9,532)	(12,157)
Proceeds from stock option exercises	3,420	1,940
Purchases of treasury stock	(458,942)	(155)
Net cash used in financing activities	(100,721)	(74,697)
Net Increase in Cash and Cash Equivalents	12,368	1,413
Cash and Cash Equivalents — Beginning of Period	71,186	96,493
Cash and Cash Equivalents — End of Period	$83,554	$97,906
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$45,315	$63,750
Cash received for federal and state income taxes, net of payments made	$(534)	$(7,684)
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
The Company has evaluated certain events and transactions occurring after June 30, 2011 and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in its accompanying consolidated financial statements and notes thereto for the period ended June 30, 2011.

Note 2 — Accounting pronouncements

Recently adopted accounting pronouncements

ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities

The Financial Accounting Standards Board (the “FASB”) issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot since the machine can legally be removed from the gaming floor without payment of the base amount. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. Under the gaming regulations in the various jurisdictions in which the Company operates, the removal of base jackpots is not prohibited and upon adoption, the Company reduced its recorded accrual by $5.6 million ($3.4 million net of tax) with a corresponding cumulative-effect increase to retained earnings.

Recently issued accounting pronouncements

ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

The FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“International Financial Reporting Standards”). The guidance amends and converges U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures regarding these measurements. The update is effective in the fourth quarter of 2011. The Company does not expect the adoption of this Topic to have a material impact on its consolidated financial statements.
ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income

The FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in June 2011. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders' equity, among other items. The guidance requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The update is effective for fiscal years and interim periods beginning after December 15, 2011. Since the update only requires a change in presentation, the Company does not expect the adoption of this Topic to have a material impact on its consolidated financial statements.
Note 3 — Stockholders’ equity
Changes in stockholders’ equity (deficit) for the six months ended June 30, 2011 were as follows:

(Amounts in Thousands)
Balance at December 31, 2010	$351,020
Net loss	(19,467)
Jackpot liability cumulative adjustment	3,425
Dividends	(9,532)
Stock-based compensation	8,147
Proceeds from exercise of stock options	3,420
Purchases of treasury stock	(457,625)
Shares remitted for tax withholding	(1,317)
Balance at June 30, 2011	$(121,929)
Total comprehensive (loss) income for the six months ended June 30, 2011 and 2010 was $(19.5) million and $0.6 million, respectively.

Note 4 — Earnings (loss) per share
The Company calculates earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) Topic 260. Basic earnings (loss) per share are computed by dividing reported earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the periods presented, diluted loss per share excludes the additional dilution from all potentially dilutive securities such as stock options and restricted stock units.

The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted loss per share consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Amounts in Thousands)
Weighted-average number of shares outstanding - basic loss per share	37,512	58,005	47,860	57,908
Dilutive effect of stock options and restricted stock units	—	—	—	—
Weighted-average number of shares outstanding - diluted loss per share	37,512	58,005	47,860	57,908
For the three months ended June 30, 2011 and 2010, the potentially dilutive stock options excluded from the loss per share computation, as their effect would be anti-dilutive, totaled 2.2 million and 3.1 million, respectively. Anti-dilutive stock options for the six months ended June 30, 2011 and 2010 totaled 2.3 million and 3.1 million, respectively.

Note 5 — Goodwill and other intangible assets
As required under ASC Topic 350, the Company performs an annual assessment of its goodwill and other intangible assets to determine if the carrying value exceeds the fair value. Additionally, the guidance requires an immediate impairment assessment if a change in circumstances can materially negatively affect the fair value of the intangible assets.
During the second quarter of 2010, the Company assessed its intangible assets at Ameristar East Chicago for impairment due to the significant reduction in the property’s actual operating results and forecasted future results following the closure of a bridge near the property in November 2009. As a result, during the second quarter of 2010, the Company recorded a total of $56.0 million in non-cash impairment charges relating to the goodwill and gaming license acquired in the purchase of the East Chicago property. The impairment charges reduced the carrying value of goodwill by $21.4 million and the gaming license by $34.6 million. For the three and six months ended June 30, 2011, there were no impairment charges relating to goodwill and indefinite-lived intangible assets. The Company will perform its annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of 2011.
The Company utilized Level 2 inputs as described in “Note 8 — Fair value measurements” to determine fair value relating to goodwill and intangible assets.

Note 6 — Long-term debt
Long-term debt consisted of the following:

	June 30, 2011	December 31, 2010
	(Amounts in Thousands)
Senior credit facilities, secured by first priority security interests in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:
Revolving loan facility, at variable interest (3.0% at June 30, 2011); principal due April 14, 2016	$309,000	$—
Term loan A facility, at variable interest (3.0% at June 30, 2011); principal due April 14, 2016 subject to certain amortization requirements	200,000	—
Term loan B facility, at variable interest (4.0% at June 30, 2011); principal due April 14, 2018 subject to certain amortization requirements (net of $1,704 discount at June 30, 2011)	696,546	—
Prior revolving loan facility, at variable interest (3.5% at December 31, 2010); principal paid in full on April 14, 2011	—	510,000
Prior term loan facility, at variable interest (3.5% at December 31, 2010); principal paid in full on April 14, 2011	—	380,000
Senior notes, unsecured, 7.5% fixed interest, payable semi-annually on April 15 and October 15, principal due April 15, 2021 (net of $6,901 discount at June 30, 2011)	793,099	—
Senior notes, unsecured, 9.25% fixed interest, payable semi-annually on June 1 and December 1, principal due June 1, 2014	467	639,685
Other	109	113
	1,999,221	1,529,798
Less: Current maturities	(9,506)	(97,247)
	$1,989,715	$1,432,551

On April 14, 2011, ACI obtained $2.2 billion of new debt financing (the “Debt Refinancing”), consisting of a $1.4 billion senior secured credit facility (the “New Credit Facility”) and $800.0 million principal amount of unsecured 7.50% senior notes due 2021 (the “2021 Notes”). The New Credit Facility consists of (i) a $200 million A term loan that was fully borrowed at closing and matures in April 2016, (ii) a $700 million B term loan that was fully borrowed at closing and matures in April 2018 and (iii) a $500 million revolving loan facility, $368 million of which was borrowed at closing and which matures in April 2016. The 2021 Notes were sold at a price of 99.125% of the principal amount, and the $700.0 million B term loan was sold at a price of 99.75% of the principal amount. Upon the satisfaction of certain conditions, ACI has the option to increase the total amount available under the New Credit Facility by up to the greater of an additional $200 million or an amount determined by reference to the Total Net Leverage Ratio (as defined in the New Credit Facility agreement).
The A term loan and the revolving loan facility bear interest at the London Interbank Offered Rate (LIBOR) plus 2.75% per annum or the base rate plus 1.75% per annum, at ACI's option. The B term loan bears interest at LIBOR (subject to a LIBOR floor of 1.0%) plus 3.0% per annum or the base rate (subject to a base rate floor of 2.0%) plus 2.0% per annum, at ACI's option. The LIBOR margin for the A term loan and the revolving loan facility is subject to reduction based on the Company's Total Net Leverage Ratio as defined in the New Credit Facility agreement. ACI pays a commitment fee on the unused portion of the revolving loan facility of 0.50% per annum, which is subject to reduction based on the Total Net Leverage Ratio.

The New Credit Facility agreement requires certain mandatory principal repayments prior to maturity for both term loans. The A term loan requires the following principal amortization: 3.75% in 2012; 12.5% in 2013; 18.75% in 2014; 50% in 2015; and the remaining 15% in 2016. The B term loan requires mandatory principal reductions of 1% per annum, with the remaining 93.25% due at maturity.

All mandatory principal repayments have been made through June 30, 2011. As of June 30, 2011, the amount of the revolving loan facility available for borrowing was $186.8 million, after giving effect to $4.2 million of outstanding letters of credit. In July 2011, the Company made $35.0 million in additional debt repayments on the revolving loan facility.

The terms of the 2021 Notes are governed by an indenture. The 2021 Notes bear interest at a fixed rate of 7.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, with the initial interest payment due on October 15, 2011. The 2021 Notes mature on April 15, 2021. The 2021 Notes and the guarantees of the 2021 Notes are senior unsecured obligations of ACI and each of its material subsidiaries (the “Guarantors”), respectively, and rank, in right of payment, equally with or senior to all existing or future unsecured indebtedness of ACI and each Guarantor, respectively, but are effectively subordinated in right of payment to the New Credit Facility indebtedness and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.

The Guarantors have jointly and severally, and fully and unconditionally, guaranteed the 2021 Notes. Each of the Guarantors is a direct or indirect wholly owned subsidiary of ACI, and the Guarantors constitute substantially all of ACI's direct and indirect subsidiaries. ACI is a holding company with no operations or material assets independent of those of the Guarantors and, other than its investment in the Guarantors, the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity on a consolidated basis of the Company. Separate financial statements and certain other disclosures concerning the Guarantors are not presented because, in the opinion of management, such information is not material to investors. Other than customary restrictions imposed by applicable statutes, there are no restrictions on the ability of the Guarantors to transfer funds to ACI in the form of cash dividends, loans or advances.

Proceeds from the Debt Refinancing were used to (i) repurchase substantially all of ACI's outstanding 9¼% Senior Notes due 2014 tendered pursuant to ACI's tender offer announced on March 29, 2011, including payment of the tender premium and accrued interest, (ii) prepay and permanently retire all of the indebtedness under the prior senior secured credit facility dated as of November 10, 2005 and all commitments under the replaced senior secured credit facility were terminated, (iii) purchase 26,150,000 shares of ACI's common stock from the Estate of Craig H. Neilsen and (iv) pay related fees and expenses.
In connection with the Debt Refinancing, the Company paid one-time fees and expenses totaling approximately $29.6 million, most of which was capitalized and will be amortized over the respective remaining terms of the 2021 Notes and New Credit Facility. During the quarter ended June 30, 2011, approximately $85.3 million relating to the tender premium and deferred debt issuance costs were expensed as a result of the early retirement of debt.

Debt covenants
The agreement governing the New Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of June 30, 2011, the Company was required to maintain a total net leverage ratio, calculated as consolidated debt (net of certain cash and cash equivalents) divided by EBITDA, as defined in the New Credit Facility, of no more than 7.00:1, and a senior secured net leverage ratio, calculated as senior secured debt (net of certain cash and cash equivalents) divided by EBITDA, of no more than 4.50:1. As of June 30, 2011, the Company's total net leverage ratio was 5.48:1. The total senior secured net leverage ratio as of June 30, 2011 was 3.20:1. Under the New Credit Facility, as of June 30, 2011, the Company was required to maintain an interest expense coverage ratio, calculated as EBITDA divided by cash interest expense, of at least 2.00:1. As of June 30, 2011, the interest expense coverage ratio was 3.53:1.

The indenture governing the 2021 Notes contains covenants that limit ACI's and its Restricted Subsidiaries' (as defined in the indenture) ability to, among other things, (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create liens on assets, (iv) merge or consolidate with another company or sell all or substantially all assets and (v) enter into transactions with affiliates. In addition, pursuant to the indenture, if ACI experiences certain changes of control, each holder of the 2021 Notes can require ACI to repurchase all or a portion of such holder's outstanding 2021 Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date.

As of June 30, 2011 and December 31, 2010, the Company was in compliance with all applicable covenants under the credit facilities and the senior notes outstanding at the respective dates.

Note 7 — Derivative instruments and hedging activities
From time to time, the Company seeks to manage interest rate risk associated with variable rate borrowings through the use of derivative instruments designated as cash flow hedges.
In 2008, the Company entered into two forward interest rate swaps with two different commercial banks to fix the interest rate on certain LIBOR-based borrowings under the previous credit facility. Both swaps were designated as cash flow hedges and matured on July 19, 2010. Pursuant to each of the interest rate swap agreements, the Company was obligated to make quarterly fixed rate payments to the counterparty, while the counterparty was obligated to make quarterly floating rate payments to the Company based on three-month LIBOR on the same notional amount.
As of June 30, 2010, the Company’s interest rate swaps were valued as a $1.3 million liability and were included in accrued liabilities. For the six months ended June 30, 2010, the swaps increased the Company’s interest expense by $15.3 million.
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
Level 3: Unobservable inputs for which little or no market data is available, therefore requiring an entity to develop its own assumptions.
The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2011 (amounts in thousands):

	Fair Value Measurements Using:
	Quoted Market	Significant Other	Significant
	Prices in Active	Observable Inputs	Unobservable
	Markets (Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Deferred compensation plan assets	$—	$18,503	$—
Liabilities:
Deferred compensation plan liabilities	$—	$13,031	$—
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
Fair value of long-term debt
The estimated fair value of the Company’s long-term debt at June 30, 2011 was approximately $2.033 billion, versus its book value of $1.999 billion. The estimated fair value of the Company’s long-term debt at December 31, 2010 was approximately $1.559 billion, versus its book value of $1.530 billion. The estimated fair value of the senior unsecured notes and the term loan facility debt was based on quoted market prices on or about June 30, 2011 and December 31, 2010. The estimated fair value of the revolving loan facility debt was based on its bid price on or about June 30, 2011 and December 31, 2010.

Note 9 — Stock-based compensation
The Company accounts for its stock-based compensation in accordance with ASC Topic 718. Stock-based compensation expense totaled $4.9 million and $3.1 million for the three months ended June 30, 2011 and 2010, respectively. During the first six months of 2011 and 2010, stock-based compensation expense was $8.1 million and $7.3 million, respectively. During the six months ended June 30, 2011 and 2010, no associated future income tax benefit was recognized. As of June 30, 2011, there was approximately $20.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years.
The weighted-average fair value at the grant date of stock options granted during the quarter ended June 30, 2011 and 2010 was $8.45 and $5.58, respectively. During the six months ended June 30, 2011 and 2010, the weighted-average fair value of options granted was $7.44 and $6.40, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted-average assumptions:
Expected stock price volatility	47.6%	51.7%	47.6%	50.6%
Risk-free interest rate	1.9%	1.7%	1.9%	2.2%
Expected option life (years)	4.6	4.5	4.6	4.5
Expected annual dividend yield	1.8%	2.5%	1.9%	2.4%
Stock option activity during the six months ended June 30, 2011 was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(In Thousands)	Price	(Years)	(In Thousands)
Outstanding at December 31, 2010	4,850	$20.46
Granted	4	20.90
Exercised	(250)	13.44
Forfeited or expired	(114)	24.47
Outstanding at June 30, 2011	4,490	$20.75	4.1	$20,533
Exercisable at June 30, 2011	3,101	$21.91	2.5	$11,701
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on June 30, 2011. The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $1.9 million and $2.3 million, respectively. The intrinsic value of a stock option is the excess of ACI’s closing stock price on that date over the exercise price, multiplied by the number of in-the-money options.
The following table summarizes the Company’s unvested stock option activity for the six months ended June 30, 2011:

		Weighted-
	Shares	Average
	(Amounts in	Exercise Price
	Thousands)	(per Share)
Unvested at December 31, 2010	1,564	$18.08
Granted	4	20.90
Vested	(157)	17.52
Forfeited	(22)	18.56
Unvested at June 30, 2011	1,389	$18.15

The following table summarizes the Company’s unvested restricted stock unit activity for the six months ended June 30, 2011:

		Weighted-
	Units	Average Grant
	(Amounts in	Date Fair Value
	Thousands)	(per Unit)
Unvested at December 31, 2010	1,698	$16.61
Granted	5	20.83
Vested	(155)	15.64
Forfeited	(20)	16.29
Unvested at June 30, 2011	1,528	$16.70

Note 10 — Stock repurchase

On April 19, 2011, ACI purchased 26,150,000 shares of its common stock held by the Estate of Craig H. Neilsen (the “Estate”) at $17.50 per share, for a total of $457.6 million. The purchase was made pursuant to a definitive Stock Purchase Agreement (the “Purchase Agreement”) entered into by ACI and the Estate on March 25, 2011, following the execution of a binding letter agreement entered into on February 27, 2011. The shares purchased represented approximately 45% of ACI's outstanding shares and 83% of the Estate's holdings in the Company at the time of the purchase.
Note 11 — Income taxes
At June 30, 2011 and December 31, 2010, unrecognized tax benefits totaled $5.2 million and $4.9 million, respectively. The total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.2 million at June 30, 2011 and $1.1 million at December 31, 2010. As of June 30, 2011, accrued interest and penalties totaled $0.7 million, of which $0.5 million would affect the effective tax rate if recognized.
The effective income tax rate was 22.4% for the quarter ended June 30, 2011, compared to 38.8% for the same period in 2010. For the six months ended June 30, 2011 and 2010, the effective income tax rates were 27.9% and 34.9%, respectively.
The second quarter of 2011 was impacted by debt refinancing costs and charges, non-operational professional fees and a prospective change in the Indiana state income tax rate, which will be phased in over a five-year period beginning July 1, 2012. Excluding the impact of these items, the effective tax rate for the three and six months ended June 30, 2011 would have been 41.9% and 42.3%, respectively.
In connection with the impairment of intangible assets at Ameristar East Chicago, the Company recorded a deferred tax benefit of $22.8 million during the second quarter of 2010. The effective income tax rate excluding the impact of the Ameristar East Chicago impairment for the three and six months ended June 30, 2010 would have been 45.8% and 44.4%, respectively.
The Company files income tax returns in numerous jurisdictions. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year. The Company anticipates that the net amount of unrecognized tax benefits will decrease by $0.6 million within the next 12 months, none of which would affect the effective tax rate if recognized.

Note 12 — Commitments and contingencies
     Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
Reference is made to the legal proceedings discussed under the caption “East Chicago Local Development Agreement Litigation” in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2010. On June 2, 2011, the Indiana Gaming Commission (the “IGC”) approved a Modified Local Development Agreement (the “Modified LDA”) for the casino in East Chicago, Indiana owned and operated by ACI's wholly owned subsidiary, Ameristar Casino East Chicago, LLC (“ACEC”). Pursuant to the Modified LDA, for the period beginning June 3, 2011, ACEC is required to pay 1.625% of its adjusted gross receipts from operation of the casino (“AGR”) to the City of East Chicago, Indiana (the “City”) and 1.625% of its AGR to Foundations of East Chicago, Inc., an Indiana not-for-profit corporation (“FEC”), to be used by the recipients solely to support and assist economic development in the City through specified initiatives set forth in the Modified LDA and for reasonable and necessary administrative expenses. The Modified LDA provides that ACEC will make the payments to separate and segregated bank accounts maintained by each recipient within 20 days after the last day of each calendar month; provided, however, that (i) if directed by the IGC, ACEC must make the payments to one or more held bank accounts, (ii) if a recipient brings a judicial or administrative action challenging the terms of the Modified LDA, including any claim objecting to or contesting the economic development payment percentages or amounts or the payment terms, ACEC will instead make that recipient's payments into a segregated bank account maintained by ACEC or the IGC until the claim is finally resolved and will pay for its defense of the claim by deducting the amount of its defense costs and expenses from the payments and (iii) until certain pending court orders concerning the Prior LDA (as defined below) are modified, ACEC will continue to pay a total of 2.75% of its AGR (1.125% in respect of its obligation to the City and 1.625% in respect of its obligation to FEC) into two existing segregated bank accounts maintained by ACEC and will pay 0.50% of its AGR to the City as described above. ACEC's sole obligation under the Modified LDA is to make the economic development payments described above, and it will have no obligation to monitor or enforce the proper use of the payments by the recipients, which will be the duty of the IGC. The Modified LDA will continue in effect until the termination or expiration of the East Chicago riverboat gaming license or until any final and non-appealable order or other action is taken by the IGC to disapprove or terminate the Modified LDA.
The Modified LDA modifies and supersedes in its entirety the prior local development agreement for the East Chicago casino (the “Prior LDA”), pursuant to which ACEC had been paying 2% of its AGR to FEC, 1% of its AGR to the City and 0.75% of its AGR to East Chicago Second Century, Inc., an Indiana corporation (“Second Century”), with the respective amounts payable to FEC and Second Century being deposited into the two ACEC segregated bank accounts as described above. On June 7, 2011, the City filed petitions against the IGC to, among other things, stay and vacate the IGC resolution approving the Modified LDA and void and nullify the Modified LDA. On June 30, 2011, ACEC, the City, FEC and Second Century agreed in principle to accept the terms of the Modified LDA, allocate and distribute the funds in the two ACEC segregated bank accounts and dismiss with prejudice all pending claims against each other with respect to the Prior LDA and the Modified LDA. This settlement is subject to the approval of the IGC. The Indiana Attorney General (the “IAG”) has pending legal claims against Second Century and its principals relating to money Second Century received under the Prior LDA, and the IAG is not participating in the settlement and will not dismiss those claims. The parties may nevertheless proceed with the settlement if the IAG agrees not to oppose the settlement or bring any claims against the parties for complying with its terms, which the IAG has indicated it might be willing to do.
     Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At June 30, 2011 and December 31, 2010, the estimated liabilities for unpaid and incurred but not reported claims totaled $10.0 million and $10.8 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.

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
Our financial results are dependent upon the number of guests that we attract to our properties and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting our properties, achieving and maintaining cost efficiencies, competitive factors, gaming tax increases and other regulatory changes, the commencement of new gaming operations, charges associated with debt refinancing or property acquisition and disposition transactions, construction at existing facilities and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods' results.
The following significant factors and trends should be considered in analyzing our operating performance:

•
Effect of Economic Conditions on Operations. Over the last few years, the weak economic conditions have adversely impacted our business volumes and the amount our guests spend at our properties. However, we have recently seen some indications of stability, including modest year-over-year improvements in consolidated net revenues for the last four consecutive quarters. Additionally, we have implemented operational efficiencies and significantly reduced our cost structure in response to the weak economic conditions. These enhancements have improved our operating margins.

•
Stock Repurchase and Recent Debt Refinancing. Following the execution of a binding letter agreement entered into on February 27, 2011, on March 25, 2011 we entered into a definitive Stock Purchase Agreement with the Estate of Craig H. Neilsen (the “Estate”), our then majority stockholder, to purchase 26,150,000 shares of our Common Stock held by the Estate at a purchase price of $17.50 per share, for an aggregate purchase price of $457,625,000 (the “Repurchase Transaction”). The Repurchase Transaction was completed on April 19, 2011 and reduced our outstanding shares by approximately 45%.

On April 14, 2011, we obtained $2.2 billion of new debt financing (the “Debt Refinancing”). Proceeds from the Debt Refinancing were used to (i) repurchase substantially all of our outstanding 9¼% senior notes due 2014 (the “2014 Notes”), including payment of the tender premium and accrued interest, (ii) prepay and permanently retire all of the indebtedness under our prior senior secured credit facility, (iii) complete the Repurchase Transaction and (iv) pay related fees and expenses. The Debt Refinancing extended the maturities of all of our debt and significantly reduced the principal amortization required under our former debt agreements for the years ending December 31, 2011 and 2012. As a result of these transactions, in the 2011 second quarter we recorded on a pre-tax basis an $85.3 million loss on early retirement of debt.

•
Debt and Interest Expense. At March 31, 2011, prior to the Debt Refinancing, our total debt was $1.49 billion. After giving effect to the Debt Refinancing on April 14, 2011, our total debt was $2.07 billion. Assuming no significant increase in current LIBOR interest rates, we expect our quarterly interest expense for the remainder of 2011 to increase slightly from the first quarter of 2011 as a result of an increase in our outstanding debt balance, as substantially offset by a lower weighted-average interest rate.

•
Intangible Asset Impairment at East Chicago. During the second quarter of 2010 we recorded a non-cash impairment charge of $56.0 million ($33.2 million on an after-tax basis) of the goodwill and gaming license at Ameristar East Chicago. In the fourth quarter of 2009, the Indiana Department of Transportation closed the Cline Avenue highway bridge near our property due to safety concerns. The bridge closure adversely impacted access to our property and our business volumes. The property's net revenues stabilized in the fourth quarter of 2010 and have increased year-over-year for the last two consecutive quarters.

•
Regional River Flooding. The river levels near our casino facilities at Ameristar Vicksburg and Ameristar Council Bluffs were extraordinarily high during the second quarter of 2011. We have monitored the flood conditions closely and have made physical enhancements to the properties to reduce our exposure to the water levels. Through June 30, 2011, we have incurred approximately $0.5 million in capital costs and $0.4 million of expenses to mitigate the flood conditions. The river levels at Ameristar Vicksburg have recently receded to normal levels. We expect abnormally high river levels at Ameristar Council Bluffs to continue through the summer of 2011 and possibly into early fall. We do not currently expect the conditions in Council Bluffs will materially impact our operating results. However, if flooding conditions worsen, the impact to our operating results could be more severe than expected.

Results of Operations
The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:

AMERISTAR CASINOS, INC. AND SUBSIDIARIES SUMMARY CONSOLIDATED FINANCIAL DATA (Dollars in Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Consolidated Cash Flow Information:
Net cash provided by operating activities	$61,342	$37,515	$142,968	$107,301
Net cash used in investing activities	$(17,806)	$(14,620)	$(29,879)	$(31,191)
Net cash used in financing activities	$(48,737)	$(33,290)	$(100,721)	$(74,697)
Net Revenues:
Ameristar St. Charles	$67,494	$64,791	$135,594	$135,100
Ameristar Kansas City	57,091	55,421	114,195	110,045
Ameristar Council Bluffs	41,633	38,456	83,194	77,382
Ameristar Black Hawk	38,074	37,510	74,955	74,464
Ameristar Vicksburg	29,041	29,503	60,375	60,154
Ameristar East Chicago	55,950	50,959	114,714	106,979
Jackpot Properties	15,811	16,364	30,810	31,499
Consolidated net revenues	$305,094	$293,004	$613,837	$595,623
Operating Income (Loss):
Ameristar St. Charles	$18,560	$13,636	$37,204	$31,454
Ameristar Kansas City	17,681	14,423	34,621	28,700
Ameristar Council Bluffs	15,071	11,895	29,845	23,824
Ameristar Black Hawk	9,046	9,155	17,474	16,828
Ameristar Vicksburg	9,486	8,931	20,967	19,017
Ameristar East Chicago	6,228	(54,525)	13,820	(49,926)
Jackpot Properties	4,060	3,451	7,714	6,437
Corporate and other	(20,761)	(12,964)	(39,661)	(29,581)
Consolidated operating income (loss)	$59,371	$(5,998)	$121,984	$46,753
Operating Income (Loss) Margins(1):
Ameristar St. Charles	27.5%	21.0%	27.4%	23.3%
Ameristar Kansas City	31.0%	26.0%	30.3%	26.1%
Ameristar Council Bluffs	36.2%	30.9%	35.9%	30.8%
Ameristar Black Hawk	23.8%	24.4%	23.3%	22.6%
Ameristar Vicksburg	32.7%	30.3%	34.7%	31.6%
Ameristar East Chicago	11.1%	(107.0)%	12.0%	(46.7)%
Jackpot Properties	25.7%	21.1%	25.0%	20.4%
Consolidated operating income (loss) margin	19.5%	(2.0)%	19.9%	7.8%
____________________________________

(1)	Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

The following table presents detail of our net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands, Unaudited)
Casino Revenues:
Slots	$278,192	$277,267	$559,163	$557,162
Table games	31,885	32,836	64,203	63,654
Other	3,783	3,017	7,615	6,844
Casino revenues	313,860	313,120	630,981	627,660
Non-Casino Revenues:
Food and beverage	33,151	32,674	68,320	65,935
Rooms	19,715	20,245	38,918	39,632
Other	7,191	8,453	14,413	16,182
Non-casino revenues	60,057	61,372	121,651	121,749
Less: Promotional Allowances	(68,823)	(81,488)	(138,795)	(153,786)
Total Net Revenues	$305,094	$293,004	$613,837	$595,623
     Net Revenues

Consolidated net revenues for the quarter ended June 30, 2011 improved by $12.1 million, or 4.1%, from the second quarter of 2010. The increase in consolidated revenues was due to a year-over-year reduction in promotional allowances at all of our locations. The second quarter 2011 net revenues improved on a year-over-year basis at five of our seven gaming locations, while the Jackpot Properties and Ameristar Vicksburg reported relatively flat net revenues year-over-year.

Consolidated promotional allowances as a percentage of gross gaming revenues decreased from 26.0% in the second quarter of 2010 to 21.9% in the second quarter of 2011.

For the six months ended June 30, 2011, consolidated net revenues improved $18.2 million, or 3.1%, from the corresponding 2010 period. During the first six months of 2011, net revenues improved from the corresponding 2010 period by 7.5% at Ameristar Council Bluffs, 7.2% at Ameristar East Chicago and 3.8% at Ameristar Kansas City. Consolidated net revenues at all other locations were relatively flat for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, except for the Jackpot Properties, where net revenues decreased 2.2% on a year-over-year basis. The increase in net revenues for the first six months of 2011 compared to the first six months of 2010 is primarily due to more efficient promotional spending.

For the six months ended June 30, 2011, consolidated promotional allowances decreased 9.7% from the same 2010 period as a result of the factors mentioned above.

Operating Income (Loss)

In the second quarter of 2011, we generated operating income of $59.4 million compared to an operating loss of $6.0 million in the same period in 2010. Operating income for the 2011 second quarter was adversely impacted by a $7.8 million year-over-year increase in corporate expense, which was primarily due to higher benefits costs and $3.4 million of non-operational professional fees. The operating income for the prior-year second quarter was adversely impacted by the non-cash impairment charge of $56.0 million recorded that eliminated the remaining net book value of goodwill associated with the acquisition of the East Chicago property and reduced the carrying value of the property's gaming license to $12.6 million. Second quarter 2011 operating income improved on a year-over-year basis at six of our seven gaming locations, while Ameristar Black Hawk's operating income remained relatively flat. We implemented certain operational enhancements that contributed to our improved consolidated operating income margin for the three months ended June 30, 2011 compared to the same period in 2010.

For the six months ended June 30, 2011, our operating income was $122.0 million, compared to $46.8 million for the corresponding 2010 period. The increase is primarily attributable to the $56.0 million non-cash impairment charge recorded in the second quarter of 2010 and the operational enhancements implemented in 2011 mentioned above.
     Interest Expense
The following table summarizes information related to interest on our long-term debt:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands, Unaudited)
Interest cost	$27,220	$34,216	$52,371	$68,929
Less: Capitalized interest	(56)	(157)	(152)	(430)
Interest expense, net	$27,164	$34,059	$52,219	$68,499
Cash paid for interest, net of amounts capitalized	$36,992	$46,703	$45,315	$63,750
Weighted–average total debt outstanding	$1,749,031	$1,643,520	$1,747,947	$1,665,856
Weighted–average interest rate	6.0%	8.2%	5.5%	8.2%

For the quarter ended June 30, 2011, consolidated interest expense, net of amounts capitalized, decreased $6.9 million, or 20.2%, from the 2010 second quarter. Year to date, consolidated interest expense, net of amounts capitalized, decreased $16.3 million, or 23.8%, from the first six months of 2010. The decrease is due primarily to the expiration of our two interest rate swap agreements in July 2010.

Income Taxes

Our effective income tax rate was 22.4% for the quarter ended June 30, 2011, compared to 38.8% for the corresponding 2010 period. For the six months ended June 30, 2011 and 2010, the effective income tax rates were 27.9% and 34.9%, respectively. Excluding the impact of the debt refinancing costs, non-operational professional fees and a change to the state income tax rate in Indiana, our effective tax rate for the three and six months ended June 30, 2011 would have been 41.9% and 42.3%, respectively. Excluding the impact of the intangible asset impairment at Ameristar East Chicago, the effective tax rate for the three and six months ended June 30, 2010 would have been 45.8% and 44.4%, respectively.

Net Loss

For the three months ended June 30, 2011, we recognized a consolidated net loss of $41.3 million, compared to a net loss of $24.9 million for the quarter ended June 30, 2010. Diluted loss per share was $1.10 in the quarter ended June 30, 2011, compared to diluted loss per share of $0.43 in the corresponding prior-year quarter. For the six months ended June 30, 2011 and 2010, we reported a net loss of $19.5 million and $14.2 million, respectively. The net loss recognized in the first half of 2011 is primarily attributable to the loss on early retirement of debt of $85.3 million. The 2010 net loss is primarily due to the $56.0 million East Chicago impairment charge. Diluted loss per share was $0.41 for the first six months of 2011, compared to diluted loss per share of $0.25 in the corresponding prior-year period.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months June 30,
	2011	2010
	(In Thousands, Unaudited)
Net cash provided by operating activities	$142,968	$107,301
Cash flows from investing activities:
Capital expenditures	(26,942)	(24,532)
Decrease in construction contracts payable	(65)	(3,098)
Proceeds from sale of assets	286	101
Increase in deposits and other non-current assets	(3,158)	(3,662)
Net cash used in investing activities	(29,879)	(31,191)
Cash flows from financing activities:
Proceeds from issuance of long-term debt and other borrowings	2,059,250	12,000
Principal payments of debt	(1,665,331)	(76,194)
Debt issuance and amendment costs	(29,586)	(131)
Cash dividends paid	(9,532)	(12,157)
Proceeds from stock option exercises	3,420	1,940
Purchases of treasury stock	(458,942)	(155)
Net cash used in financing activities	(100,721)	(74,697)
Net increase in cash and cash equivalents	$12,368	$1,413

Our business is primarily conducted on a cash basis. Accordingly, operating cash flows follow trends in our operating income, excluding non-cash items. For the six months ended June 30, 2011, net cash provided by operating activities increased $35.7 million from 2010, mostly as a result of an improvement in our operating income and lower interest expense paid in 2011.
Capital expenditures in the first half of 2011 and 2010 included minor construction projects, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties.

During the first half of 2011, our Board of Directors declared two quarterly cash dividends of $0.105 per share, which were paid on March 15, 2011 and June 15, 2011. In the six-month period ended June 30, 2010, the Board of Directors declared two quarterly cash dividends of $0.105 per share, which were paid on March 15, 2010 and June 25, 2010.

On April 14, 2011, we obtained $2.2 billion of new debt financing, consisting of a $1.4 billion senior secured credit facility (the “New Credit Facility”) and $800.0 million principal amount of unsecured 7.50% Senior Notes due 2021 (the “2021 Notes”). The New Credit Facility consists of (i) a $200 million A term loan that was fully borrowed at closing and matures in 2016, (ii) a $700 million B term loan that was fully borrowed at closing and matures in 2018 and (iii) a $500 million revolving loan facility, $368 million of which was borrowed at closing and which matures in 2016. Upon the satisfaction of certain conditions, we have the option to increase the total amount available under the New Credit Facility by up to the greater of an additional $200 million or an amount determined by reference to our Total Net Leverage Ratio (as defined in the New Credit Facility agreement).

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

The 2021 Notes bear interest at a fixed rate of 7.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, with the initial interest payment due on October 15, 2011. The 2021 Notes mature on April 15, 2021.

The New Credit Facility agreement requires certain mandatory principal repayments prior to maturity for both term loans. The A term loan requires the following principal amortization: 3.75% in 2012; 12.5% in 2013; 18.75% in 2014; 50% in 2015; and the remaining 15% in 2016. The B term loan requires mandatory principal reductions of 1% per annum, with the remaining 93.25% due at maturity.

Proceeds from the Debt Refinancing were used to (i) repurchase substantially all of our 2014 Notes tendered pursuant to our tender offer announced on March 29, 2011, including payment of the tender premium and accrued interest, (ii) prepay and permanently retire all of the indebtedness under our prior credit facility, (iii) complete the Repurchase Transaction on April 19, 2011 for an aggregate purchase price of $457.6 million and (iv) pay related fees and expenses.

In connection with the Debt Refinancing, we paid one-time fees and expenses totaling approximately $29.6 million, most of which was capitalized and will be amortized over the respective remaining terms of the 2021 Notes and New Credit Facility. During the quarter ended June 30, 2011, approximately $85.3 million relating to the tender premium and deferred debt issuance costs were expensed as a result of the early retirement of debt.

During the first half of 2011, we used $118.0 million of our operating cash flow to repay amounts borrowed under our revolving loan facility. As of June 30, 2011, the amount of the revolving loan facility available for borrowing was $186.8 million, after giving effect to $4.2 million of outstanding letters of credit. All mandatory principal payments have been made through June 30, 2011. In July 2011, we made $35.0 million in additional debt repayments on the revolving loan facility.

Assuming no significant increase in current LIBOR rates, we expect our quarterly interest expense for the remainder of 2011 to increase slightly from the first quarter of 2011 as a result of an increase in our outstanding debt balance, as substantially offset by a lower weighted-average interest rate. The Debt Refinancing reduces the weighted-average interest rate on our outstanding debt from approximately 6.7% to approximately 5.5% per annum based on current LIBOR rates.

In addition to the availability under the New Credit Facility, we had $83.6 million of cash and cash equivalents at June 30, 2011, approximately $70.0 million of which were required for daily operations.

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
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, workers' compensation and general liability reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-Looking Statements
This Quarterly Report contains certain forward‑looking statements, including the plans and objectives of management for our business, operations and financial performance. These forward‑looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that,” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward‑looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the New Credit Facility or any replacement financing, the severity and duration of the flooding in Council Bluffs, Iowa, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax and anti-smoking laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Risk Factors” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 and “Item 1A. Risk Factors” in this Quarterly Report for a discussion of the factors, risks and uncertainties that could affect our future results.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facility. Outstanding amounts borrowed under our senior credit facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of June 30, 2011, we had $1.2 billion outstanding under our new senior credit facility, bearing interest at variable rates indexed to three-month LIBOR, based on our election. At June 30, 2011, the average interest rate applicable to the new senior credit facility debt outstanding was 3.6%. As of June 30, 2011, approximately 40% of our outstanding debt bears interest at a fixed rate. An increase of one percentage point in the average interest rate applicable to the senior credit facility debt outstanding at June 30, 2011 would increase our annual interest cost and reduce our pre-tax income by $12.1 million.

On July 19, 2010, our two interest rate swap agreements expired. (See “Note 7 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for more discussion of the interest rate swaps.) We may enter into additional swap transactions or other interest rate protection agreements from time to time in the future, although we have no current intention to do so.

Should we elect to use derivative instruments to hedge exposure to changes in interest rates in the future, we again would be exposed to the potential failure of our counterparties to perform under the terms of the agreements. We would seek to minimize this risk by entering into interest rate swap agreements with highly rated commercial banks.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company's management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this Quarterly Report.
(b) Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second fiscal quarter of 2011.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Reference is made to the legal proceedings discussed under the caption “East Chicago Local Development Agreement Litigation” in Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. On June 2, 2011, the Indiana Gaming Commission (the “IGC”) approved a Modified Local Development Agreement (the “Modified LDA”) for the casino in East Chicago, Indiana owned and operated by our wholly owned subsidiary, Ameristar Casino East Chicago, LLC (“ACEC”). Pursuant to the Modified LDA, for the period beginning June 3, 2011, ACEC is required to pay 1.625% of its adjusted gross receipts from operation of the casino (“AGR”) to the City of East Chicago, Indiana (the “City”) and 1.625% of its AGR to Foundations of East Chicago, Inc., an Indiana not-for-profit corporation (“FEC”), to be used by the recipients solely to support and assist economic development in the City through specified initiatives set forth in the Modified LDA and for reasonable and necessary administrative expenses. The Modified LDA provides that ACEC will make the payments to separate and segregated bank accounts maintained by each recipient within 20 days after the last day of each calendar month; provided, however, that (i) if directed by the IGC, ACEC must make the payments to one or more held bank accounts, (ii) if a recipient brings a judicial or administrative action challenging the terms of the Modified LDA, including any claim objecting to or contesting the economic development payment percentages or amounts or the payment terms, ACEC will instead make that recipient's payments into a segregated bank account maintained by ACEC or the IGC until the claim is finally resolved and will pay for its defense of the claim by deducting the amount of its defense costs and expenses from the payments and (iii) until certain pending court orders concerning the Prior LDA (as defined below) are modified, ACEC will continue to pay a total of 2.75% of its AGR (1.125% in respect of its obligation to the City and 1.625% in respect of its obligation to FEC) into two existing segregated bank accounts maintained by ACEC and will pay 0.50% of its AGR to the City as described above. ACEC's sole obligation under the Modified LDA is to make the economic development payments described above, and it will have no obligation to monitor or enforce the proper use of the payments by the recipients, which will be the duty of the IGC. The Modified LDA will continue in effect until the termination or expiration of the East Chicago riverboat gaming license or until any final and non-appealable order or other action is taken by the IGC to disapprove or terminate the Modified LDA.
The Modified LDA modifies and supersedes in its entirety the prior local development agreement for the East Chicago casino (the “Prior LDA”), pursuant to which ACEC had been paying 2% of its AGR to FEC, 1% of its AGR to the City and 0.75% of its AGR to East Chicago Second Century, Inc., an Indiana corporation (“Second Century”), with the respective amounts payable to FEC and Second Century being deposited into the two ACEC segregated bank accounts as described above. On June 7, 2011, the City filed petitions against the IGC to, among other things, stay and vacate the IGC resolution approving the Modified LDA and void and nullify the Modified LDA. On June 30, 2011, ACEC, the City, FEC and Second Century agreed in principle to accept the terms of the Modified LDA, allocate and distribute the funds in the two ACEC segregated bank accounts and dismiss with prejudice all pending claims against each other with respect to the Prior LDA and the Modified LDA. This settlement is subject to the approval of the IGC. The Indiana Attorney General (the “IAG”) has pending legal claims against Second Century and its principals relating to money Second Century received under the Prior LDA, and the IAG is not participating in the settlement and will not dismiss those claims. The parties may nevertheless proceed with the settlement if the IAG agrees not to oppose the settlement or bring any claims against the parties for complying with its terms, which the IAG has indicated it might be willing to do.

Item 1A. Risk Factors
We incorporate by reference the risk factors discussed in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated and modified by the following:
The fifth paragraph under the caption “The gaming industry is very competitive and increased competition could have a material adverse effect on our future operations.” is modified to read as follows:
In December 2008, the Illinois Gaming Board awarded the exclusive right to apply for the tenth and final Illinois casino license to a developer for a property in Des Plaines, Illinois, located approximately 40 miles from Ameristar East Chicago. That facility opened in July 2011. From time to time, the Illinois General Assembly has also considered other forms of gaming expansion in the state. On May 31, 2011, the General Assembly passed Senate Bill 744, which is being held by the Senate and has not yet been sent to the governor for signature. It is unclear how long the Senate can hold the bill before sending it to the governor. Upon receipt of the bill, the governor will have 45 days to sign the bill in its current form, veto it or modify it and send it back to the General Assembly for a vote with no further amendments permitted. As passed, Senate Bill 744 authorizes a large-scale expansion of casino gaming, including: (i) increasing the maximum number of gaming positions at each existing Illinois casino from 1,200 to 2,000; (ii) legalizing five new casinos throughout the state, including one in the city of Chicago and one in suburban Cook County; (iii) allowing seven horse racing tracks to install slot machines, including four racetracks in the Chicago area and one in the greater St. Louis, Missouri area and (iv) reducing the gaming tax rate levied on all casinos in two steps, with the first step beginning January 1, 2012 and the second beginning July 1, 2013. If the governor signs Senate Bill 744 in its current form, or if a modified bill is passed, particularly one that includes the expansion of gaming in downtown Chicago or the south Chicago suburbs, the additional competition would materially adversely affect the financial performance of Ameristar East Chicago. The expansion of gaming in southern Illinois that is authorized by the current version of Senate Bill 744 would also have an adverse effect on Ameristar St. Charles.
The following paragraph is added following the first paragraph under the caption “Adverse weather conditions or natural disasters in the areas in which we operate, or other conditions that restrict access to our properties, could have an adverse effect on our results of operations and financial condition.”:
The Missouri River has experienced significant flooding beginning in May 2011. The river levels near Ameristar Council Bluffs are abnormally high, and, based on the most recent plans announced by the U.S. Army Corps of Engineers for release volumes through upstream dams and long range weather forecasts, we expect the river levels to remain abnormally high through the summer of 2011 and possibly into the early fall. The flooding in the Council Bluffs area has affected access to the property and has caused some of our guests to have to park in less convenient locations than usual. While we currently expect the property will not be required to close, we believe the inconveniences to our guests caused by the flooding has had some impact on Ameristar Council Bluff's financial results, which may continue until the river subsides to normal levels. We have limited insurance coverage for the current flooding at this location. In the event the property were to sustain significant damage or business interruption or incur substantial additional mitigation costs due to flooding, its business could be materially adversely affected.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended June 30, 2011, ACI purchased the following shares of its outstanding Common Stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 - April 30, 2011	26,150,000	$17.50	—	—
May 1, 2011 - May 31, 2011	—	—	—	—
June 1, 2011 - June 30, 2011	—	—	—	—
Total	26,150,000	$17.50	—	—

(1)
On April 19, 2011, ACI purchased 26,150,000 shares of its Common Stock held by the Estate at $17.50 per share, for a total of $457.6 million. The purchase was made in a privately negotiated transaction pursuant to a definitive Stock Purchase Agreement entered into by ACI and the Estate on March 25, 2011, following the execution of a binding letter agreement entered into on February 27, 2011. The shares purchased represented approximately 45% of ACI's outstanding shares and 83% of the Estate's holdings in ACI at the time of the purchase.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Modified Local Development Agreement with Ameristar Casino East Chicago, LLC, effective June 3, 2011	Incorporated by reference to Exhibit 10.1 to ACI's Current Report on Form 8-K filed on June 7, 2011.

10.2	Ameristar Casinos, Inc. 2009 Stock Incentive Plan, amended and restated June 15, 2011	Incorporated by reference to Exhibit 10.1 to ACI's Current Report on Form 8-K filed on June 16, 2011.

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

101*
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language tagged as blocks of text: (i) Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010 (audited); (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010 (unaudited); (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited).
Furnished electronically herewith.
____________________________________

* This exhibit is furnished and is not filed or made a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant

Date:	August 8, 2011	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer Senior Vice President of Finance, Chief Financial Officer and Treasurer