Form 10-Q
period 2011-09-30
AMERISTAR CASINOS INC
filed 2011-11-08
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2011, 32,632,793 shares of Common Stock of the registrant were outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q
INDEX

Page No(s).
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

A. Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	2

B. Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010	3

C. Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010	4

D. Notes to Consolidated Financial Statements	5 — 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 — 21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	23

SIGNATURE	24
EX-31.1
EX-31.2
EX-32
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in Thousands, Except Share Data)

	September 30, 2011	December 31,
	(Unaudited)	2010
ASSETS
Current Assets:
Cash and cash equivalents	$91,915	$71,186
Restricted cash	5,925	5,925
Accounts receivable, net	5,079	7,391
Income tax refunds receivable	31,368	3,295
Inventories	6,859	7,158
Prepaid expenses	13,033	12,567
Deferred income taxes	—	12,238
Total current assets	154,179	119,760
Property and Equipment, at cost:
Buildings and improvements	1,918,944	1,906,533
Furniture, fixtures and equipment	597,939	578,498
	2,516,883	2,485,031
Less: accumulated depreciation and amortization	(904,296)	(834,434)
	1,612,587	1,650,597
Land	83,403	83,403
Construction in progress	26,816	12,299
Total property and equipment, net	1,722,806	1,746,299
Goodwill	71,274	72,177
Other intangible assets	12,600	12,600
Deferred income taxes	4,649	20,884
Deposits and other assets	74,119	89,822
TOTAL ASSETS	$2,039,627	$2,061,542
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$21,687	$23,658
Construction contracts payable	9,761	2,257
Accrued liabilities	140,160	136,345
Deferred income taxes	21,372	—
Current maturities of long-term debt	12,004	97,247
Total current liabilities	204,984	259,507
Long-term debt, net of current maturities	1,925,636	1,432,551
Deferred compensation and other long-term liabilities	14,711	18,464
Commitments and contingencies (Note 12)
Stockholders’ (Deficit) Equity:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — None	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 60,223,170 and 59,232,486 shares; Outstanding — 32,781,333 and 58,287,697 shares	602	592
Additional paid-in capital	296,538	278,726
Treasury stock, at cost (27,441,837 and 944,789 shares)	(484,626)	(20,228)
Retained earnings	81,782	91,930
Total stockholders’ (deficit) equity	(105,704)	351,020
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,039,627	$2,061,542
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Casino	$312,595	$314,314	$943,576	$941,973
Food and beverage	35,805	35,444	104,125	101,379
Rooms	20,110	20,602	59,028	60,234
Other	7,538	7,499	21,951	23,681
	376,048	377,859	1,128,680	1,127,267
Less: promotional allowances	(71,541)	(78,292)	(210,336)	(232,077)
Net revenues	304,507	299,567	918,344	895,190
Operating Expenses:
Casino	135,164	137,595	404,199	407,237
Food and beverage	14,815	15,727	44,260	47,803
Rooms	3,753	4,650	10,976	13,782
Other	2,737	3,131	7,911	9,681
Selling, general and administrative	60,794	62,692	189,343	183,262
Depreciation and amortization	26,111	27,016	78,657	81,821
Impairment of goodwill	—	—	—	21,438
Impairment of other intangible assets	—	191	—	34,791
Impairment of fixed assets	—	—	—	4
Net gain on disposition of assets	(4)	(148)	(123)	(95)
Total operating expenses	243,370	250,854	735,223	799,724
Income from operations	61,137	48,713	183,121	95,466
Other Income (Expense):
Interest income	1	114	3	338
Interest expense, net of capitalized interest	(27,314)	(28,065)	(79,533)	(96,564)
Loss on early retirement of debt	(15)	—	(85,311)	—
Other	(1,595)	956	(1,292)	655
Income (Loss) Before Income Tax Provision	32,214	21,718	16,988	(105)
Income tax provision	13,330	9,794	17,572	2,185
Net Income (Loss)	$18,884	$11,924	$(584)	$(2,290)
Earnings (Loss) Per Share:
Basic	$0.58	$0.20	$(0.01)	$(0.04)
Diluted	$0.56	$0.20	$(0.01)	$(0.04)
Cash Dividends Declared Per Share	$0.11	$0.11	$0.32	$0.32
Weighted-Average Shares Outstanding:
Basic	32,815	58,188	42,790	58,003
Diluted	33,874	59,421	42,790	58,003
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(584)	$(2,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,657	81,821
Amortization of debt discounts and deferred financing costs	4,930	8,456
Loss on early retirement of debt	85,311	—
Stock-based compensation expense	12,010	10,596
Impairment of goodwill	—	21,438
Impairment of other intangible assets	—	34,791
Impairment of fixed assets	—	4
Net gain on disposition of assets	(123)	(95)
Net change in deferred income taxes	48,734	(7,029)
Net change in fair value of swap agreements	—	1,015
Net change in deferred compensation liability	(521)	883
Changes in operating assets and liabilities:
Restricted cash	—	500
Accounts receivable, net	2,312	(642)
Income tax refunds receivable	(28,073)	10,438
Inventories	299	731
Prepaid expenses	(1,029)	(1,401)
Accounts payable	(2,041)	(12,602)
Income taxes payable	—	4,650
Accrued liabilities	9,397	25,813
Net cash provided by operating activities	209,279	177,077
Cash Flows from Investing Activities:
Capital expenditures	(46,090)	(38,612)
Net change in construction contracts payable	(1,746)	(2,751)
Proceeds from sale of assets	299	339
Decrease (increase) in deposits and other non-current assets	28,862	(4,084)
Net cash used in investing activities	(18,675)	(45,108)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	2,059,250	12,000
Principal payments of debt	(1,727,084)	(135,390)
Debt issuance and amendment costs	(30,466)	(131)
Cash dividends paid	(12,990)	(18,270)
Proceeds from stock option exercises	5,812	2,082
Purchases of treasury stock	(464,397)	(1,484)
Net cash used in financing activities	(169,875)	(141,193)
Net Increase (Decrease) in Cash and Cash Equivalents	20,729	(9,224)
Cash and Cash Equivalents — Beginning of Period	71,186	96,493
Cash and Cash Equivalents — End of Period	$91,915	$87,269
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$56,342	$85,514
Cash received for federal and state income taxes, net of payments made	$(2,803)	$(4,639)
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
As required, the Company has evaluated certain events and transactions occurring after September 30, 2011 for disclosure in its consolidated financial statements and notes thereto. Subsequent to September 30, 2011, the Compensation Committee of ACI’s Board of Directors approved certain modifications to awards outstanding under the Company’s equity incentive plans. For further information, please refer to “Note 9 — Stock-based compensation.”

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
ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income

The FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in June 2011. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders’ equity, among other items. The guidance requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The FASB has proposed to defer the requirement for companies to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements; however, the presentation requirement under this update will still be effective for fiscal years and interim periods beginning after December 15, 2011. Since the update only requires a change in presentation, the Company does not expect the adoption of this Topic to have a material impact on its consolidated financial statements.
ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment

The FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment in September 2011. This update simplifies how entities test goodwill for impairment. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount by assessing qualitative factors. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Since the update does not amend the performance of the two-step goodwill impairment test, the Company does not expect the adoption of this Topic to have a material impact on its consolidated financial statements.
Note 3 — Stockholders’ equity (deficit)
Changes in stockholders’ equity (deficit) for the nine months ended September 30, 2011 were as follows:

(Amounts in Thousands)
Balance at December 31, 2010	$351,020
Net loss	(584)
Jackpot liability cumulative adjustment	3,425
Dividends	(12,990)
Stock-based compensation	12,010
Proceeds from exercise of stock options	5,812
Purchases of treasury stock	(460,375)
Shares remitted for tax withholding	(4,022)
Balance at September 30, 2011	$(105,704)
Total comprehensive (loss) income for the nine months ended September 30, 2011 and 2010 was $(0.6) million and $14.0 million, respectively.

Note 4 — Earnings (loss) per share
The Company calculates earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) Topic 260. Basic earnings (loss) per share are computed by dividing reported earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the three months ended September 30, 2011 and 2010, all outstanding options with an exercise price lower than the average market price for the period have been included in the calculation of diluted earnings per share. For the nine months ended September 30, 2011 and 2010, diluted loss per share excludes the additional dilution from all potentially dilutive securities such as stock options and restricted stock units.
The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted loss per share consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Amounts in Thousands)
Weighted-average number of shares outstanding - basic loss per share	32,815	58,188	42,790	58,003
Dilutive effect of stock options and restricted stock units	1,059	1,233	—	—
Weighted-average number of shares outstanding - diluted loss per share	33,874	59,421	42,790	58,003
For the three months ended September 30, 2011 and 2010, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 2.6 million and 3.1 million, respectively. Anti-dilutive stock options for the nine months ended September 30, 2011 and 2010 totaled 2.4 million and 3.1 million, respectively.

Note 5 — Goodwill and other intangible assets
As required under ASC Topic 350, the Company performs an annual assessment of its goodwill and other intangible assets to determine if the carrying value exceeds the fair value. Additionally, the guidance requires an immediate impairment assessment if a change in circumstances can materially negatively affect the fair value of the intangible assets.
During the second quarter of 2010, the Company assessed its intangible assets at Ameristar East Chicago for impairment due to the significant reduction in the property’s actual operating results and forecasted future results following the closure of a bridge near the property in November 2009. As a result, during the second quarter of 2010, the Company recorded a total of $56.0 million in non-cash impairment charges relating to the goodwill and gaming license acquired in the purchase of the East Chicago property. The impairment charges reduced the carrying value of goodwill by $21.4 million and the gaming license by $34.6 million. For the three and nine months ended September 30, 2011, there were no impairment charges relating to goodwill and indefinite-lived intangible assets. The Company will perform its annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of 2011.
During the third quarter of 2010, the Company recorded an impairment charge of $0.2 million relating to the prepaid license fee to use certain trade names and other intellectual property in connection with the HOME nightclub at the Company’s St. Charles property, due to the closure of the nightclub.
The Company utilized Level 2 inputs as described in “Note 8 — Fair value measurements” to determine fair value relating to goodwill and intangible assets for the assessments described above.

Note 6 — Long-term debt
Long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
	(Amounts in Thousands)
Senior credit facilities, secured by first priority security interests in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:
Revolving loan facility, at variable interest (3.0% at September 30, 2011); principal due April 14, 2016	$249,000	$—
Term loan A facility, at variable interest (3.0% at September 30, 2011); principal due April 14, 2016 subject to certain amortization requirements	200,000	—
Term loan B facility, at variable interest (4.0% at September 30, 2011); principal due April 14, 2018 subject to certain amortization requirements (net of $1,649 discount at September 30, 2011)	694,851	—
Prior revolving loan facility, at variable interest (3.5% at December 31, 2010); principal paid in full on April 14, 2011	—	510,000
Prior term loan facility, at variable interest (3.5% at December 31, 2010); principal paid in full on April 14, 2011	—	380,000
Senior notes, unsecured, 7.5% fixed interest, payable semi-annually on April 15 and October 15, principal due April 15, 2021 (net of $6,784 discount at September 30, 2011)	793,216	—
Senior notes, unsecured, 9.25% fixed interest, payable semi-annually on June 1 and December 1, principal due June 1, 2014 (net of $10,315 discount at December 31, 2010)	467	639,685
Other	106	113
	1,937,640	1,529,798
Less: Current maturities	(12,004)	(97,247)
	$1,925,636	$1,432,551

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

All mandatory principal repayments have been made through September 30, 2011. As of September 30, 2011, the amount of the revolving loan facility available for borrowing was $246.9 million, after giving effect to $4.1 million of outstanding letters of credit.

The terms of the 2021 Notes are governed by an indenture. The 2021 Notes bear interest at a fixed rate of 7.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, with the initial interest payment made on October 15, 2011. The 2021 Notes mature on April 15, 2021. The 2021 Notes and the guarantees of the 2021 Notes are senior unsecured obligations of ACI and each of its material subsidiaries (the “Guarantors”), respectively, and rank, in right of payment, equally with or senior to all existing or future unsecured indebtedness of ACI and each Guarantor, respectively, but are effectively subordinated in right of payment to the New Credit Facility indebtedness and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.

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

Proceeds from the Debt Refinancing were used to (i) repurchase substantially all of ACI’s outstanding 9¼% Senior Notes due 2014 tendered pursuant to ACI’s tender offer announced on March 29, 2011, including payment of the tender premium and accrued interest, (ii) prepay and permanently retire all of the indebtedness under the prior senior secured credit facility dated as of November 10, 2005 (and all commitments under the replaced senior secured credit facility were terminated), (iii) purchase 26,150,000 shares of ACI’s common stock from the Estate of Craig H. Neilsen (the “Estate”) and (iv) pay related fees and expenses.
In connection with the Debt Refinancing, the Company paid one-time fees and expenses totaling approximately $30.5 million, most of which was capitalized and will be amortized over the respective remaining terms of the 2021 Notes and New Credit Facility. During the quarter ended June 30, 2011, approximately $85.3 million relating to the tender premium and deferred debt issuance costs were expensed as a result of the early retirement of debt.

Debt covenants
The agreement governing the New Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of September 30, 2011, the Company was required to maintain a Total Net Leverage Ratio, calculated as consolidated debt (net of certain cash and cash equivalents) divided by EBITDA, as defined in the New Credit Facility, of no more than 7.00:1, and a Senior Secured Net Leverage Ratio, calculated as senior secured debt (net of certain cash and cash equivalents) divided by EBITDA, of no more than 4.50:1. As of September 30, 2011, the Company’s Total Net Leverage Ratio was 5.15:1. The Senior Secured Net Leverage Ratio as of September 30, 2011 was 2.92:1. Under the New Credit Facility, as of September 30, 2011, the Company was required to maintain an Interest Expense Coverage Ratio, calculated as EBITDA divided by cash interest expense, of at least 2.00:1. As of September 30, 2011, the Interest Expense Coverage Ratio was 3.83:1.

The indenture governing the 2021 Notes contains covenants that limit ACI’s and its Restricted Subsidiaries’ (as defined in the indenture) ability to, among other things, (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create liens on assets, (iv) merge or consolidate with another company or sell all or substantially all assets and (v) enter into transactions with affiliates. In addition, pursuant to the indenture, if ACI experiences certain changes of control, each holder of the 2021 Notes can require ACI to repurchase all or a portion of such holder’s outstanding 2021 Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date.

As of September 30, 2011 and December 31, 2010, the Company was in compliance with all applicable covenants under the credit facilities and the senior notes outstanding at the respective dates.

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
The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2011 (amounts in thousands):

	Fair Value Measurements Using:
	Quoted Market	Significant Other	Significant
	Prices in Active	Observable Inputs	Unobservable
	Markets (Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Deferred compensation plan assets	$—	$14,825	$—
Liabilities:
Deferred compensation plan liabilities	$—	$11,772	$—
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
Fair value of long-term debt
The estimated fair value of the Company’s long-term debt at September 30, 2011 was approximately $1.871 billion, versus its book value of $1.938 billion. The estimated fair value of the Company’s long-term debt at December 31, 2010 was approximately $1.559 billion, versus its book value of $1.530 billion. The estimated fair value of the senior unsecured notes and the term loan facility debt was based on quoted market prices on or about September 30, 2011 and December 31, 2010. The estimated fair value of the revolving loan facility debt was based on its bid price on or about September 30, 2011 and December 31, 2010.

Note 9 — Stock-based compensation
The Company accounts for its stock-based compensation in accordance with ASC Topic 718. Stock-based compensation expense totaled $3.9 million and $3.3 million for the three months ended September 30, 2011 and 2010, respectively. During the first nine months of 2011 and 2010, stock-based compensation expense was $12.0 million and $10.6 million, respectively. During the nine months ended September 30, 2011 and 2010, no associated future income tax benefit was recognized. As of September 30, 2011, there was approximately $29.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.
The weighted-average fair value at the grant date of stock options granted during the quarter ended September 30, 2011 and

2010 was $7.54 and $5.71, respectively. During the nine months ended September 30, 2011 and 2010, the weighted-average fair value of options granted was $7.54 and $5.73, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted-average assumptions:
Expected stock price volatility	46.5%	51.5%	46.5%	51.5%
Risk-free interest rate	1.2%	1.5%	1.2%	1.5%
Expected option life (years)	4.6	4.6	4.6	4.6
Expected annual dividend yield	1.9%	2.4%	1.9%	2.4%
Stock option activity during the nine months ended September 30, 2011 was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(In Thousands)	Price	(Years)	(In Thousands)
Outstanding at December 31, 2010	4,850	$20.46
Granted	599	22.04
Exercised	(401)	14.12
Forfeited or expired	(129)	24.10
Outstanding at September 30, 2011	4,919	$21.07	4.6	$4,264
Exercisable at September 30, 2011	3,320	$21.54	2.9	$3,463
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on September 30, 2011. The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $3.1 million and $2.4 million, respectively. The intrinsic value of a stock option is the excess of ACI’s closing stock price on that date over the exercise price, multiplied by the number of in-the-money options.
The following table summarizes the Company’s unvested stock option activity for the nine months ended September 30, 2011:

		Weighted-
	Shares	Average
	(Amounts in	Exercise Price
	Thousands)	(per Share)
Unvested at December 31, 2010	1,564	$18.08
Granted	599	22.04
Vested	(531)	16.42
Forfeited	(33)	18.80
Unvested at September 30, 2011	1,599	$20.10

The following table summarizes the Company’s unvested restricted stock unit activity for the nine months ended September 30, 2011:

		Weighted-
	Units	Average Grant
	(Amounts in	Date Fair Value
	Thousands)	(per Unit)
Unvested at December 31, 2010	1,698	$16.61
Granted	616	22.05
Vested	(561)	15.93
Forfeited	(36)	17.76
Unvested at September 30, 2011	1,717	$18.76

In October 2011, the Compensation Committee of ACI’s Board of Directors approved certain modifications to awards outstanding under the Company’s equity incentive plans. The approved modifications include extending the lives of certain previously granted stock option awards and providing for post-retirement vesting of stock options and restricted stock units to qualifying individuals. It is anticipated that the Company will recognize a one-time non-cash stock-based compensation expense relating to these modifications in the fourth quarter of 2011.

Note 10 — Stock repurchases

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
On September 15, 2011, ACI’s Board of Directors approved the repurchase of up to $75 million of ACI’s common stock in a stock repurchase program. The program provides that the shares may be repurchased by the Company through September 30, 2014 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. The Company expects to fund repurchases using available cash and its existing senior credit facility. The Company is not obligated to purchase any shares under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or terminated, at any time. During the quarter ended September 30, 2011, the Company repurchased 0.2 million shares under the stock repurchase program for $2.7 million at an average price of $16.49 per share, exclusive of commissions paid.
Note 11 — Income taxes
At September 30, 2011 and December 31, 2010, unrecognized tax benefits totaled $5.3 million and $4.9 million, respectively. The total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.2 million at September 30, 2011 and $1.1 million at December 31, 2010. As of September 30, 2011, accrued interest and penalties totaled $0.7 million, of which $0.6 million would affect the effective tax rate if recognized.
The effective income tax rate was 41.4% for the quarter ended September 30, 2011, compared to 45.1% for the same period in 2010. For the nine months ended September 30, 2011 and 2010, the effective income tax rates were 41.8% and 44.3%, respectively.
The second quarter of 2011 was impacted by debt refinancing costs and charges, non-operational professional fees and a prospective change in the Indiana state income tax rate, which will be phased in over a five-year period beginning July 1, 2012. Excluding the impact of these items, the effective tax rate for the three and nine months ended September 30, 2011 would have been 42.0% and 42.2%, respectively.
In connection with the impairment of intangible assets at Ameristar East Chicago, the Company recorded a deferred tax benefit of $22.8 million during the second quarter of 2010. The effective income tax rate excluding the impact of the Ameristar East Chicago impairment for the nine months ended September 30, 2010 would have been 44.7%.
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
Reference is made to the legal proceedings reported under the caption “East Chicago Local Development Agreement Litigation” in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Item 1 of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. In accordance with the previously reported settlement reached by the parties, on September 29, 2011, the two lawsuits in which the Company was a defendant were dismissed with prejudice (except for certain claims not involving the Company).
Reference is made to the legal proceedings reported under the caption “St. Charles Hotel Project Construction Litigation” in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. On November 3, 2011, the Company entered into an agreement in principle to settle its pending litigation with Walton Construction Company, L.L.C. (“Walton”). The litigation relates to the Company’s November 2005 contract with Walton for the construction of the 397-suite hotel and related amenities at Ameristar St. Charles. The Company agreed to pay $9.25 million upon the execution of a mutual release and settlement agreement and dismissal of all claims arising out of or relating to the construction contract or the project. The payment has been accrued in the consolidated financial statements as of September 30, 2011 as a construction payable with a corresponding increase to the fixed asset carrying values associated with the St. Charles project.
Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At September 30, 2011 and December 31, 2010, the estimated liabilities for unpaid and incurred but not reported claims totaled $10.0 million and $10.8 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimates for these liabilities.

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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Effect of Economic Conditions on Operations. Over the last few years, the weak economic conditions have adversely impacted our business volumes and the amount our guests spend at our properties. However, we have recently seen some indications of stability, including modest year-over-year improvements in consolidated net revenues for the last five consecutive quarters. Additionally, we have implemented operating and marketing efficiencies and significantly reduced our cost structure in response to the weak economic conditions. These enhancements have improved our operating margins.

•
Estate Stock Repurchase and Recent Debt Refinancing. Following the execution of a binding letter agreement entered into on February 27, 2011, on March 25, 2011 we entered into a definitive Stock Purchase Agreement with the Estate of Craig H. Neilsen (the “Estate”), our then majority stockholder, to purchase 26,150,000 shares of our common stock held by the Estate at a purchase price of $17.50 per share, for an aggregate purchase price of $457,625,000 (the “Repurchase Transaction”). The Repurchase Transaction was completed on April 19, 2011 and reduced our outstanding shares by approximately 45%.

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

•
Stock Repurchase Program. On September 15, 2011, our Board of Directors approved the repurchase of up to $75 million of our common stock in a stock repurchase program. The program provides that we may repurchase the shares through September 30, 2014 in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. During the quarter ended September 30, 2011, we repurchased 0.2 million shares under the program for $2.7 million at an average price of $16.49 per share, exclusive of commissions paid.

•
Debt and Interest Expense. At September 30, 2011, total debt was $1.9 billion. Net repayments totaled $61.8 million during the third quarter of 2011, including a $60.0 million repayment of a portion of the principal balance outstanding under the revolving credit facility and $1.8 million for a quarterly amortization payment under the B term loan. As of September 30, 2011, the amount of the revolving loan facility available for borrowing was $246.9 million, after giving effect to $4.1 million of outstanding letters of credit.

•
Intangible Asset Impairment at East Chicago. During the second quarter of 2010 we recorded a non-cash impairment charge of $56.0 million ($33.2 million on an after-tax basis) relating to the goodwill and gaming license at Ameristar

East Chicago. In the fourth quarter of 2009, the Indiana Department of Transportation closed the Cline Avenue highway bridge near our property due to safety concerns. The bridge closure adversely impacted access to our property and our business volumes. The property’s net revenues stabilized in the fourth quarter of 2010 and have increased year-over-year for the nine months ended September 30, 2011.

•
Regional River Flooding. The river levels near our casino facilities at Ameristar Vicksburg and Ameristar Council Bluffs were extraordinarily high during the second and third quarters of 2011. We have monitored the flood conditions closely and have made physical enhancements to the properties to reduce our exposure to the water levels. Through September 30, 2011, we have incurred approximately $0.7 million in capitalized costs and $0.9 million of expenses to mitigate the flood conditions. A portion of these costs are expected to be recovered from insurance. The river levels at Ameristar Vicksburg receded to normal levels during the second quarter and the high river levels at Ameristar Council Bluffs returned to seasonally normal levels by the end of the third quarter of 2011.

Results of Operations
The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:

AMERISTAR CASINOS, INC. AND SUBSIDIARIES SUMMARY CONSOLIDATED FINANCIAL DATA (Dollars in Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Consolidated Cash Flow Information:
Net cash provided by operating activities	$66,311	$69,776	$209,279	$177,077
Net cash provided by (used in) investing activities	$11,204	$(13,917)	$(18,675)	$(45,108)
Net cash used in financing activities	$(69,154)	$(66,496)	$(169,875)	$(141,193)
Net Revenues:
Ameristar St. Charles	$68,036	$65,479	$203,630	$200,579
Ameristar Kansas City	55,920	56,928	170,115	166,973
Ameristar Council Bluffs	40,654	38,759	123,849	116,141
Ameristar Black Hawk	40,105	39,499	115,060	113,963
Ameristar Vicksburg	29,586	27,335	89,961	87,489
Ameristar East Chicago	54,405	55,379	169,119	162,358
Jackpot Properties	15,801	16,188	46,610	47,687
Consolidated net revenues	$304,507	$299,567	$918,344	$895,190
Operating Income (Loss):
Ameristar St. Charles	$17,357	$13,544	$54,561	$44,998
Ameristar Kansas City	16,199	15,579	50,820	44,279
Ameristar Council Bluffs	14,140	12,320	43,985	36,144
Ameristar Black Hawk	10,211	8,634	27,685	25,462
Ameristar Vicksburg	9,475	7,440	30,442	26,457
Ameristar East Chicago	4,705	3,686	18,525	(46,240)
Jackpot Properties	3,509	3,851	11,223	10,288
Corporate and other	(14,459)	(16,341)	(54,120)	(45,922)
Consolidated operating income	$61,137	$48,713	$183,121	$95,466
Operating Income (Loss) Margins(1):
Ameristar St. Charles	25.5%	20.7%	26.8%	22.4%
Ameristar Kansas City	29.0%	27.4%	29.9%	26.5%
Ameristar Council Bluffs	34.8%	31.8%	35.5%	31.1%
Ameristar Black Hawk	25.5%	21.9%	24.1%	22.3%
Ameristar Vicksburg	32.0%	27.2%	33.8%	30.2%
Ameristar East Chicago	8.6%	6.7%	11.0%	(28.5)%
Jackpot Properties	22.2%	23.8%	24.1%	21.6%
Consolidated operating income margin	20.1%	16.3%	19.9%	10.7%
____________________________________

(1)	Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

The following table presents detail of our net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands, Unaudited)
Casino Revenues:
Slots	$278,153	$277,680	$837,316	$834,842
Table games	30,505	32,987	94,708	96,641
Other	3,937	3,647	11,552	10,490
Casino revenues	312,595	314,314	943,576	941,973
Non-Casino Revenues:
Food and beverage	35,805	35,444	104,125	101,379
Rooms	20,110	20,602	59,028	60,234
Other	7,538	7,499	21,951	23,681
Non-casino revenues	63,453	63,545	185,104	185,294
Less: Promotional Allowances	(71,541)	(78,292)	(210,336)	(232,077)
Total Net Revenues	$304,507	$299,567	$918,344	$895,190
     Net Revenues

Consolidated net revenues for the quarter ended September 30, 2011 improved by $4.9 million, or 1.6%, from the third quarter of 2010. Third quarter 2011 net revenues improved on a year-over-year basis by 8.2% at Ameristar Vicksburg, 4.9% at Ameristar Council Bluffs, 3.9% at Ameristar St. Charles and 1.5% at Ameristar Black Hawk. Combined, third quarter 2011 net revenues declined at our other three properties from the corresponding 2010 period by 1.8%. The consolidated increase was due to effective operating and marketing initiatives. Promotional allowances declined on a year-over-year basis at each of our locations. Consolidated promotional allowances as a percentage of gross gaming revenues decreased from 24.9% in the third quarter of 2010 to 22.9% in the third quarter of 2011.

For the nine months ended September 30, 2011, consolidated net revenues increased $23.2 million, or 2.6%, from the corresponding 2010 period. During the first nine months of 2011, net revenues improved from the corresponding 2010 period at six of our seven gaming locations, while net revenues declined by 2.3% at the Jackpot Properties. The increase in net revenues for the first nine months of 2011 compared to the first nine months of 2010 is primarily due to the effective operating and marketing initiatives. Promotional allowances for the nine months ended September 30, 2011 decreased 9.4% compared to the nine months ended September 30, 2010.

Operating Income

In the third quarter of 2011, we generated operating income of $61.1 million compared to $48.7 million in the same period in 2010. Third quarter 2011 operating income improved on a year-over-year basis at six of our seven gaming locations, while operating income declined by 8.9% at the Jackpot Properties. Operating and marketing enhancements contributed to our improved consolidated operating income margin.

For the nine months ended September 30, 2011, operating income was $183.1 million, compared to $95.5 million for the corresponding 2010 period. The increase is primarily attributable to the $56.0 million non-cash impairment charge recorded in the second quarter of 2010 and the operating and marketing enhancements implemented in 2011 mentioned above.
     Interest Expense
The following table summarizes information related to interest on our long-term debt:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in Thousands, Unaudited)
Interest cost	$27,458	$28,218	$79,829	$97,147
Less: Capitalized interest	(144)	(153)	(296)	(583)
Interest expense, net	$27,314	$28,065	$79,533	$96,564
Cash paid for interest, net of amounts capitalized	$11,027	$21,764	$56,342	$85,514
Weighted–average total debt outstanding	$1,975,252	$1,606,691	$1,824,565	$1,645,701
Weighted–average interest rate	5.4%	6.9%	5.8%	7.8%

For the quarter ended September 30, 2011, consolidated interest expense, net of amounts capitalized, decreased $0.8 million, or 2.7%, from the 2010 third quarter. Year to date, consolidated interest expense, net of amounts capitalized, decreased $17.0 million, or 17.6%, from the first nine months of 2010. The decrease is due primarily to the expiration of our two interest rate swap agreements in July 2010 and a reduction in our weighted-average interest rate as a result of our Debt Refinancing completed in the second quarter of 2011.

Income Taxes

Our effective income tax rate was 41.4% for the quarter ended September 30, 2011, compared to 45.1% for the corresponding 2010 period. For the nine months ended September 30, 2011 and 2010, the effective income tax rates were 41.8% and 44.3%, respectively. Excluding the impact of the debt refinancing costs, non-operational professional fees and a change to the state income tax rate in Indiana, our effective tax rate for the nine months ended September 30, 2011 would have been 42.2%. Excluding the impact of the intangible asset impairment at Ameristar East Chicago, the effective tax rate for the nine months ended September 30, 2010 would have been 44.7%.

Net Income (Loss)

For the three months ended September 30, 2011, consolidated net income increased $7.0 million, or 58.4%. Diluted earnings per share was $0.56 for the quarter ended September 30, 2011, compared to diluted earnings per share of $0.20 for the corresponding prior-year quarter. Third quarter 2011 diluted earnings per share benefited from the reduction in shares outstanding due to the Repurchase Transaction that took place in the second quarter of 2011, which accounted for approximately $0.25 of the earnings per share improvement. For the nine months ended September 30, 2011 and 2010, we reported a net loss of $0.6 million and $2.3 million, respectively. The net loss reported for the first nine months of 2011 is primarily attributable to the loss on early retirement of debt of $85.3 million. The 2010 net loss is primarily due to the $56.0 million East Chicago impairment charge. Diluted loss per share was $0.01 for the first nine months of 2011, compared to diluted loss per share of $0.04 in the corresponding prior-year period.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2011	2010
	(In Thousands, Unaudited)
Net cash provided by operating activities	$209,279	$177,077
Cash flows from investing activities:
Capital expenditures	(46,090)	(38,612)
Net change in construction contracts payable	(1,746)	(2,751)
Proceeds from sale of assets	299	339
Decrease (increase) in deposits and other non-current assets	28,862	(4,084)
Net cash used in investing activities	(18,675)	(45,108)
Cash flows from financing activities:
Proceeds from issuance of long-term debt and other borrowings	2,059,250	12,000
Principal payments of debt	(1,727,084)	(135,390)
Debt issuance and amendment costs	(30,466)	(131)
Cash dividends paid	(12,990)	(18,270)
Proceeds from stock option exercises	5,812	2,082
Purchases of treasury stock	(464,397)	(1,484)
Net cash used in financing activities	(169,875)	(141,193)
Net increase (decrease) in cash and cash equivalents	$20,729	$(9,224)

Our business is primarily conducted on a cash basis. Accordingly, operating cash flows follow trends in our operating income, excluding non-cash items. For the nine months ended September 30, 2011, net cash provided by operating activities increased $32.2 million from 2010, mostly as a result of an improvement in our operating income and lower interest paid in 2011.
Capital expenditures in the first nine months of 2011 and 2010 included minor construction projects, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties.

During the first nine months of 2011, our Board of Directors declared three quarterly cash dividends of $0.105 per share, which were paid on March 15, 2011, June 15, 2011 and September 15, 2011. In the nine-month period ended September 30, 2010, the Board of Directors declared three quarterly cash dividends of $0.105 per share, which were paid on March 15, 2010, June 25, 2010 and September 27, 2010.

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

The 2021 Notes bear interest at a fixed rate of 7.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, with the initial interest payment made on October 15, 2011. The 2021 Notes mature on April 15, 2021.

The New Credit Facility agreement requires certain mandatory principal repayments prior to maturity for both term loans. The A term loan requires the following principal amortization: 3.75% in 2012; 12.5% in 2013; 18.75% in 2014; 50% in 2015; and the remaining 15% in 2016. The B term loan requires mandatory principal reductions of 1% per annum, with the remaining 93.25% due at maturity.

Proceeds from the Debt Refinancing were used to (i) repurchase substantially all of our 9¼% senior notes due 2014 (the “2014 Notes”) tendered pursuant to our tender offer announced on March 29, 2011, including payment of the tender premium and accrued interest, (ii) prepay and permanently retire all of the indebtedness under our prior credit facility, (iii) complete the Repurchase Transaction on April 19, 2011 for an aggregate purchase price of $457.6 million and (iv) pay related fees and expenses.

In connection with the Debt Refinancing, we paid one-time fees and expenses totaling approximately $30.5 million, most of which was capitalized and will be amortized over the respective remaining terms of the 2021 Notes and New Credit Facility. During the quarter ended June 30, 2011, approximately $85.3 million relating to the tender premium and deferred debt issuance costs were expensed as a result of the early retirement of debt.

During the first nine months of 2011, we used $182.5 million of our operating cash flow to repay amounts borrowed under our revolving loan facility. As of September 30, 2011, the amount of the revolving loan facility available for borrowing was $246.9 million, after giving effect to $4.1 million of outstanding letters of credit. All mandatory principal payments have been made through September 30, 2011.

On September 15, 2011, our Board of Directors approved the repurchase of up to $75 million of our common stock through September 30, 2014. During the third quarter of 2011, we repurchased approximately 0.2 million shares at a total cost of approximately $2.7 million under the stock repurchase program. Through November 8, 2011, we have repurchased a total of approximately 0.3 million shares of common stock, or 1% of our total outstanding stock, under the program at an average price of $16.22 per share, exclusive of commissions paid, for a total cost of $5.1 million.

In addition to the availability under the New Credit Facility, we had $91.9 million of cash and cash equivalents at September 30, 2011, approximately $70 million to $75 million of which were required for daily operations.

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
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, workers’ compensation and general liability reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, and the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements
This Quarterly Report contains certain forward‑looking statements, including the plans and objectives of management for our business, operations and financial performance. These forward‑looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that,” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward‑looking statements are reasonable at the time they are made, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the New Credit Facility or any replacement financing, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax and anti-smoking laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010, and “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facility. Outstanding amounts borrowed under our senior credit facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of September 30, 2011, we had $1.1 billion outstanding under our new senior credit facility, which represents approximately 59% of our total outstanding debt, bearing interest at variable rates indexed to one-month LIBOR, based on our election. At September 30, 2011, the average interest rate applicable to the senior credit facility debt outstanding was 3.6%. An increase of one percentage point in the interest rate applicable to the senior credit facility debt outstanding at September 30, 2011 would increase our annual interest cost and reduce our pre-tax income by $6.1 million. The remaining 41% of our debt outstanding as of September 30, 2011, primarily consisting of our 7.5% senior notes due 2021, bears interest at fixed rates.

We have used interest rate swap agreements in the past to manage interest rate risk. (See “Note 7 - Derivative instruments and hedging activities” of Notes to Consolidated Financial Statements for more discussion of the interest rate swaps.) We may enter into additional swap transactions or other interest rate protection agreements from time to time in the future, although we have no current intention to do so.

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
(b) Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the third fiscal quarter of 2011.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Reference is made to the legal proceedings reported under the caption “East Chicago Local Development Agreement Litigation” in Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. In accordance with the previously reported settlement reached by the parties, on September 29, 2011, the two lawsuits in which we were a defendant were dismissed with prejudice (except for certain claims not involving the Company).
Reference is made to the legal proceedings reported under the caption “St. Charles Hotel Project Construction Litigation” in Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. On November 3, 2011, we entered into an agreement in principle to settle our pending litigation with Walton Construction Company, L.L.C. (“Walton”). The litigation relates to our November 2005 contract with Walton for the construction of the 397-suite hotel and related amenities at Ameristar St. Charles. We agreed to pay $9.25 million upon the execution of a mutual release and settlement agreement and dismissal of all claims arising out of or relating to the construction contract or the project.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended September 30, 2011, we purchased the following shares of our outstanding common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2011 - July 31, 2011	—	$—	—	$—
August 1, 2011 - August 31, 2011	—	—	—	—
September 1, 2011 - September 30, 2011	166,519	16.49	166,519	72,253,400
Total	166,519		166,519

(1)
On September 15, 2011, our Board of Directors approved the repurchase of up to $75 million of our common stock in a stock repurchase program. The program provides that the shares may be repurchased through September 30, 2014 in open market transactions or privately negotiated transactions at the our discretion, subject to market conditions and other factors. We are not obligated to purchase any shares under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or terminated, at any time.

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

101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language tagged as blocks of text: (i) Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010 (audited); (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010 (unaudited); (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited).
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

AMERISTAR CASINOS, INC. Registrant

Date:	November 8, 2011	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer Senior Vice President of Finance, Chief Financial Officer and Treasurer