Form 10-K
period 2011-12-31
AMERISTAR CASINOS INC
filed 2012-02-28
CIK 912145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011: $756,013,765
Number of shares of Common Stock outstanding as of February 23, 2012: 32,867,902
Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	4
Item 1A.	Risk Factors	24
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	31
Item 3.	Legal Proceedings	32
Item 4.	Mine Safety Disclosures	32

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 8.	Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	48
Item 9B.	Other Information	48

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	48
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13.	Certain Relationships and Related Transactions, and Director Independence	48
Item 14.	Principal Accountant Fees and Services	48

PART IV
Item 15.	Exhibits, Financial Statement Schedules	49
SIGNATURES
		S-1
EX-10.1(e)
EX-10.1(i)
EX-10.1(m)
EX-10.1(p)
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24

TABLE OF CONTENTS
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-10.31
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-99
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

Unless the context indicates otherwise, all references in this Report to “Ameristar” or “ACI” refer to Ameristar Casinos, Inc. and all references to the “Company,” “we,” “our,” “ours” or “us” refer to Ameristar and its consolidated subsidiaries, collectively. This Report contains certain “forward-looking” statements within the meaning of Section 27A of the Securities Act, including management’s plans and objectives for our business, operations and financial performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that,” “will,” “would,” “could,” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future plans, objectives, strategies, financial results, financial position, operational expectations or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control. Accordingly, actual results could differ materially from those contemplated by any forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of some of the factors, risks and uncertainties that could materially affect the outcome of future results contemplated by forward-looking statements.
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
Our goal is to capitalize on our high-quality facilities and products and dedication to superior guest service to effectively compete in each of our markets and to drive growth from our existing and additionally developed or acquired properties, which creates value for our stockholders. In 2010, we celebrated the success of the first full year of operating with a new hotel and under favorable regulatory changes at Ameristar Black Hawk. We recently completed the renovation of all 288 hotel rooms and suites at our East Chicago property. In January 2012, we purchased a 40-acre site in Springfield, Massachusetts, with the intent to apply for the sole casino license for western Massachusetts and, if awarded, build a luxury hotel and entertainment resort.
We believe the Ameristar experience differentiates us from our competitors. That experience is built upon our high-quality facilities and products, such as slots, food, lodging, entertainment and the appreciative service our 7,200 team members offer our guests. Our casinos feature spacious gaming floors and typically have the largest number of gaming positions in our markets. We believe we feature more of the newest and most popular slot machines than any other casino in each market. We design the flow of our casino floors to attractively position and draw attention to our newest and most popular games and provide convenient access to other amenities, which we believe creates a more entertaining experience for our guests.
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
Our hotels offer upscale accommodations with tastefully appointed rooms offering appealing amenities. Our signature dining concepts include steakhouses, elaborate buffets and casual dining restaurants, including sports bars. Whether in our steakhouses or delis, our emphasis is on quality in all aspects of the dining experience — food, service, ambiance and facilities. The private Star Clubs offer our Star Awards members an exclusive place to relax at all but our Jackpot properties.

The following table presents selected statistical and other information concerning our properties as of February 1, 2012.

	Ameristar Casino Resort Spa St. Charles	Ameristar Casino Hotel Kansas City	Ameristar Casino Hotel Council Bluffs	Ameristar Casino Resort Spa Black Hawk	Ameristar Casino Hotel Vicksburg	Ameristar Casino Hotel East Chicago	The Jackpot Properties (1)
Opening Year	1994	1997	1996	2001	1994	1997	1956
Acquisition Year	2000	2000	-	2004	-	2007	-
Casino Square Footage (approx.)	130,000	140,000	38,500	56,000	70,000	56,000	29,000
Slot Machines (approx.)	2,630	2,780	1,580	1,490	1,560	1,930	750
Table Games	72 (2)	72 (2)	23	41 (2)	42 (2)	41	27 (2)
Hotel Rooms	397	184	444 (3)	536	149	288	416
Restaurants/Bars	7/7	9/7 (4)	4/4	4/3	3/2	6/2 (4)	5/4
Restaurant/Bar Seating Capacity	1,699/193	1,634/405 (4)	1,073/67	733/120	998/282	618/46 (4)	530/126
Guest Parking Spaces (approx.)	6,280	8,320	3,080	1,500	2,200	2,245	1,100
Other Amenities	35,300-Square-Foot Conference, Banquet and Meeting Center; Indoor/Outdoor Swimming Pool; Full-Service Spa; VIP Players’ Club; Gift Shop; Amusement Arcade	Entertainment Facility; Meeting Space; 18-Screen Movie Theater(5); VIP Players’ Club; Gift Shop; Kids Quest Children’s Activity Center(5); Amusement Arcade(5)	6,900 Square Feet of Meeting Space; VIP Players’ Club; Indoor Swimming Pool; Exercise Facility; Gift Shop; Kids Quest Children’s Activity Center(5)	15,000-Square-Foot Event and Meeting Center; VIP Players’ Club; Starbucks Coffee Bar; Gift Shop; Rooftop Swimming Pool; Full-Service Spa; Rooftop Lounge	Meeting Space; VIP Players’ Club; Swimming Pool; Gift Shop; Service Station; Convenience Store; Subway Restaurant Franchise; RV Park	5,370-Square-Foot Banquet Room; VIP Players’ Lounge and Club Facilities; Gift Shop; Winners Square Promotion Center	3,940-Seat Outdoor Entertainment Facility; Showroom; Meeting Space; Sports Book(5); Swimming Pool; Gift Shop; Service Station; General Store; Amusement Arcade; Styling Salon; RV Park
_______________________________________

(1)	Includes the operations of Cactus Petes Resort Casino and The Horseshu Hotel and Casino.

(2)	Includes poker tables.

(3)	Includes 284 rooms operated by affiliates of Kinseth Hospitality Corporation and located on land owned by us and leased to affiliates of Kinseth.

(4)	Includes three outlets at Ameristar Casino Hotel Kansas City and an outlet at Ameristar Casino Hotel East Chicago that are leased to and operated by third parties.

(5)	Leased to and/or operated by a third party.

Ameristar Casino Resort Spa St. Charles. Ameristar Casino Resort Spa St. Charles serves the greater St. Louis metropolitan market with a large casino and a variety of amenities, including our luxury all-suite hotel and spa. We believe the hotel’s expansive luxury suites rank among the greater St. Louis area’s most upscale accommodations. The hotel also features a 7,000-square-foot, full-service spa and an indoor/outdoor pool. The hotel has held the prestigious American Automobile Association (“AAA”) Four Diamond designation since 2009. The property has seven dining venues, a state-of-the-art conference and banquet center and several bars.
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
Ameristar Casino Hotel Kansas City. Ameristar Casino Hotel Kansas City ranks among the largest state-licensed casino floors in the United States. Our hotel offers a mix of suites and standard rooms that feature custom finishes. Guests can select from nine restaurants and seven bars/lounges.
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
Ameristar Casino Hotel Council Bluffs. Ameristar Casino Hotel Council Bluffs serves the Omaha and southwestern Iowa markets. The property’s hotel and Main Street Pavilion comprise its landside facilities. Ameristar Casino Hotel Council Bluffs’ 160 rooms include luxury suites and king whirlpool rooms. Ameristar Council Bluffs has held the AAA Four Diamond designation since 1997. The property also offers dining and meeting space.
Located across the Missouri River from Omaha, the property is adjacent to the Nebraska Avenue exit on Interstate 29, immediately north of the junction of Interstate 29 and Interstate 80, which offers easy access to, and direct visibility of, Ameristar Casino Hotel Council Bluffs.
Ameristar Casino Resort Spa Black Hawk. Ameristar Casino Resort Spa Black Hawk is one of the largest casinos in Colorado. It is a premier gaming and resort destination with a luxury hotel. The 33-story hotel tower offers both luxury rooms and suites and a meeting and event center. In 2011, the hotel was awarded the AAA Four Diamond designation. It has Black Hawk’s only full-service spa, an enclosed rooftop swimming pool and indoor/outdoor whirlpool spas. We believe these amenities and services are unequaled in the Denver gaming market. The property also has four dining venues and several bars.
Ameristar Casino Resort Spa Black Hawk is located in the center of the Black Hawk gaming district, approximately 40 miles west of Denver, and it caters primarily to patrons from the Denver metropolitan area and surrounding states.
Ameristar Casino Hotel Vicksburg. Ameristar Casino Hotel Vicksburg has been the market leader since 1994, a distinction we attribute to its superior location and premier gaming, lodging and dining offerings. The property has the market’s only live poker room and a 1,000-space parking garage with direct access to the casino. The three-level dockside casino is significantly wider than most other casinos in the market, providing a spacious, land-based feel. The property has three dining venues and meeting space.
Ameristar Casino Hotel Vicksburg is located one-quarter mile north of Interstate 20 in Vicksburg, Mississippi. The property is easily accessible and visible from the highway exit ramp and is the closest casino to I-20, a major east-west thoroughfare that connects Atlanta and Dallas. Ameristar Casino Hotel Vicksburg caters primarily to guests from the Vicksburg and Jackson, Mississippi and Monroe, Louisiana areas, along with tourists visiting the area.
Ameristar Casino Hotel East Chicago. Ameristar Casino Hotel East Chicago serves metropolitan Chicago and Northwest Indiana, the United States’ third-largest commercial gaming market. East Chicago’s dining choices include six restaurants and two bars. The property also features a newly renovated hotel, banquet space and a Star Club players’ lounge.
Located approximately 25 miles from downtown Chicago, Illinois, Ameristar East Chicago currently draws a majority of its guest base from Illinois.
The Jackpot Properties. Cactus Petes Resort Casino and The Horseshu Hotel and Casino are located in Jackpot, Nevada, just south of the Idaho border. Cactus Petes has been operating since 1956. The properties’ resort amenities include a hotel, an Olympic-sized pool, a heated spa, a styling salon, a recreational vehicle park and access to a nearby 18-hole golf course. In addition, an adjacent general store and service station serve guests and regional travelers. The properties also offer several dining selections and a showroom. Approximately 89 hotel rooms at Cactus Petes are scheduled to be remodeled in the summer of 2012.
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
In addition to internal expansion opportunities, we selectively evaluate external expansion opportunities to broaden our overall distribution and increase scale and diversification. We focus on the potential acquisition of existing casino-entertainment properties that can be improved through the implementation of our development and operational expertise. We also consider new development opportunities in existing and emerging markets. In January 2012, we purchased a 40-acre site in Springfield, Massachusetts, with the intent to apply for the sole casino license for western Massachusetts and, if awarded, build a luxury hotel and entertainment resort. Although our preference is to own and operate each of our gaming properties, we may also evaluate expansion opportunities involving management contracts or joint ventures. We are also monitoring legislative and regulatory developments that may create opportunities for us to engage in online gaming.
Markets
The following table presents a summary of the market characteristics and market performance of our properties as of December 31, 2011, with the exception of the Jackpot properties, which are separately summarized below.

	Ameristar Casino Resort Spa St. Charles	Ameristar Casino Hotel Kansas City(3)	Ameristar Casino Hotel Council Bluffs	Ameristar Casino Resort Spa Black Hawk(1)	Ameristar Casino Hotel Vicksburg	Ameristar Casino Hotel East Chicago(2)
Adult population — within 50 miles	2.0 million	1.6 million	750,000	2.2 million	400,000	5.8 million
Adult population — within 100 miles	2.9 million	2.1 million	1.3 million	3.2 million	1.2 million	9.0 million
No. of market participants	6	5	3	18	5	3
2011 annual market gaming revenue — $ in millions	$1,114.5	$711.2	$434.8	$550.8	$261.5	$963.3
2011 market growth rate	2.7%	(0.5)%	1.3%	(1.5)%	(3.2)%	(5.9)%
2011 market share	24.8%	33.5%	38.9%	27.3%	45.5%	25.7%
2010 market share	25.9%	33.7%	37.2%	27.5%	43.8%	24.1%
2011 market share rank	#1	#1	#2	#1	#1	#2
_______________________________________

(1)
The Colorado Limited Gaming Control Commission reports the Black Hawk and Central City, Colorado markets separately. The Black Hawk information in this table excludes eight casinos in Central City, adjacent to Black Hawk, which generated $67.8 million in total gaming revenues in 2011.

(2)
In the Northwest Indiana market, there are a total of three operators, including Ameristar East Chicago (located in East Chicago, Hammond and Gary, Indiana), that generated $1.0 billion in annual gaming revenues in 2011. In the broader Chicagoland market, there are six additional state-licensed casinos operating in the states of Illinois and Indiana and one Native American casino in Michigan. The nine state-licensed casinos generated a total of $2.1 billion in annual gaming revenues in 2011.

(3)	A new competitor opened a casino and entertainment facility on February 3, 2012 at the Kansas Speedway in Wyandotte County, Kansas.
The primary market area for the Jackpot properties is Twin Falls, Idaho (located approximately 45 miles north of Jackpot) and Boise, Idaho (located approximately 150 miles from Jackpot). The primary market area comprises approximately 600,000 adults. The balance of the Jackpot properties’ guests comes primarily from the northwestern United States and southwestern

Canada. As of December 31, 2011, the Jackpot properties had approximately 57% of the slot machines and 73% of the table game positions in the Jackpot market.
Competition
St. Charles
Ameristar St. Charles competes with five other gaming operations located in the metropolitan St. Louis area. Two of these competitors are located in Illinois. Illinois casinos are subject to higher gaming taxes than Missouri casinos. They are also subject to gaming position limitations and a statewide indoor smoking ban. Illinois casinos are allowed to extend gaming credit to their patrons, while Missouri regulations do not allow gaming credit to be given. The St. Louis market is currently insulated from other casino gaming markets, with no competitors within 100 miles.
In December 2010, the Missouri Gaming Commission allowed an operator to commence construction of a new casino property in Cape Girardeau, Missouri, approximately 100 miles southeast of the St. Louis market. Construction of that property began in 2011 and is projected to open in December 2012, as the state’s thirteenth casino. Assuming the successful completion and licensing of the Cape Girardeau property, no additional gaming licenses will be awarded in the State of Missouri, as the number of permitted casinos was capped at 13 by referendum in 2008.
We currently do not anticipate any new competition in the Illinois portion of the St. Louis market. However, increased competition for our St. Charles property would result if Illinois law is changed in the future to allow the operation of slot machines at the existing pari-mutuel racetrack near East St. Louis. This has been proposed from time to time by members of the Illinois legislature.
Kansas City
Ameristar Kansas City competes with five other gaming operations located in and around Kansas City, Missouri. The newest competitor began operations in February 2012 at the Kansas Speedway in Wyandotte County, Kansas, approximately 24 miles from Ameristar Kansas City. Ameristar Kansas City’s location is the farthest east from the new casino, which may mitigate the impact on our casino. The shuttered pari-mutuel racetrack in Wyandotte County, Kansas has been authorized by the Kansas legislature to offer slot machines. However, the owner of the facility has opted not to reopen the facility and offer the machines due to the high tax rate imposed on these machines. If the race track were to reopen, we would face additional competition at Ameristar Kansas City.
Council Bluffs
Ameristar Council Bluffs operates one of three gaming licenses issued in the Council Bluffs gaming market pursuant to an operating agreement with Iowa West Racing Association. The two other licenses are operated by a single company and consist of another riverboat casino and a land-based casino with a pari-mutuel racetrack.
The Council Bluffs market is insulated from other casino gaming markets, with the nearest competitor located approximately 90 miles away.
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
Black Hawk
Ameristar Black Hawk competes with 25 other gaming operations located in the Black Hawk and Central City gaming market in Colorado. Ameristar has the largest gaming floor and parking garage of any casino in the market. Of the other casinos in the market, only four are considered “large” operators, with over 750 slot machines. Ameristar’s primary competitor is one of the first major casinos encountered when entering Black Hawk from Denver via State Route 119. This competitor’s primary casino is connected via a skywalk to an adjacent casino the operator also owns, thereby offering increased availability of hotel rooms, parking capacity and gaming positions to guests.
The Black Hawk and Central City gaming market is insulated from other casino gaming markets, with no competitors within 50 miles. There have been proposals for the development of Native American, racetrack and video lottery terminal casinos throughout the state over the years. None of the proposals has been adopted by the state’s electorate or by the legislature.
Should any form of additional gaming be authorized in the Denver metropolitan area, the Black Hawk and Central City market would be adversely affected.
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
East Chicago
Ameristar East Chicago’s core competitive market of Northwest Indiana is comprised of three casino operators, including Ameristar, in East Chicago, Hammond and Gary, Indiana. The three properties are located within five miles of each other on Lake Michigan. The property also competes with seven other casinos located in Illinois, Indiana and Michigan within 60 miles of East Chicago. Ameristar East Chicago’s newest competitor began operations in July 2011. It is located in Des Plaines, Illinois, which is approximately 40 miles northwest of East Chicago, Indiana.
Illinois casinos are subject to higher gaming taxes than Indiana casinos. They are also subject to gaming position limitations and a statewide indoor smoking ban. Located within the Chicago metropolitan area, Ameristar East Chicago currently draws a majority of its guest base from Illinois.
Legislation attempting to further expand gaming in Illinois has been considered by the Illinois legislature over the years. If enacted, Ameristar East Chicago could face significant additional competition.
In 2009, the Indiana Department of Transportation (“INDOT”) permanently closed the Cline Avenue bridge near Ameristar East Chicago due to safety concerns discovered during an inspection of the bridge. The closure has forced Ameristar’s guests to utilize alternative routes to access the property. This has caused the property’s business levels and operating results to suffer. Recently, INDOT has indicated that it is in discussions with private parties to rebuild the bridge and convert the highway to a toll road. There is no assurance that this will occur. If it does not, area surface streets are expected to be improved by INDOT.
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
Employees and Labor Relations
As of February 15, 2012, we employed approximately 4,775 full-time and 2,435 part-time employees. Approximately 230 employees at our East Chicago property are employed pursuant to collective bargaining agreements. We believe our employee relations are good.
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
The Missouri Gaming Commission has discretion to approve gaming license applications for permanently moored (“dockside”) casinos, powered (“excursion”) riverboat casinos and barges and to determine the type of excursion gambling boats allowed each licensee. The total number of excursion gambling boat licenses may not exceed 13. Due to safety concerns, all gaming vessels on the Missouri River are permitted to be moored in moats within 1,000 feet of the river. Gaming licenses are initially issued for two one-year periods and must be renewed every two years thereafter. The gaming licenses held by ACSCI and ACKCI are next subject to renewal in October 2012. No gaming licensee may pledge or transfer in any way any license, or any interest in a license, issued by the Missouri Gaming Commission. As a result, the gaming licenses of our Missouri subsidiaries were not pledged to secure our senior credit facility.
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
The Missouri Gaming Commission regulates the issuance of excursion liquor licenses, which authorize the licensee to serve, offer for sale, or sell intoxicating liquor aboard any excursion gambling boat, or facility immediately adjacent to and contiguous with the excursion gambling boat, which is owned and operated by the licensee. An excursion liquor license is granted for a one-year term by the Missouri Gaming Commission and is renewable annually. The Missouri Gaming Commission can discipline an excursion liquor licensee for any violation of Missouri law or the Missouri Gaming Commission’s rules. Licensees are responsible for the conduct of their business and for any act or conduct of any employee on the premises that is in violation of the Missouri Act or the rules of the Missouri Gaming Commission. Missouri Gaming Commission liquor control regulations also include prohibitions on certain intoxicating liquor promotions and a ban on fees accepted for advertising products. Only persons, such as ACSCI and ACKCI, that hold licenses granted by the Missouri Gaming Commission allowing the holder to conduct gambling games on an excursion gambling boat and to operate an excursion gambling boat can obtain an excursion liquor license from the Missouri Gaming Commission. The sale of alcoholic beverages produced at Amerisports at Ameristar Kansas City is subject to licensing, control and regulation by the City of Kansas City, Missouri, Clay County, the State of Missouri and the Division of Alcohol, Tobacco and Firearms of the U.S. Treasury Department.

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
Under Iowa law, a license to conduct gambling games in a county shall be issued only if the county electorate approves such gambling games. The electorate of Pottawattamie County, which includes the City of Council Bluffs, most recently reauthorized by referendum in November 2010 the gambling games conducted by ACCBI. After a referendum has been held which approved or defeated a proposal to conduct gambling games, another referendum on a proposal to conduct gambling games shall not be held until the eighth calendar year thereafter. Each such referendum requires the affirmative vote of a majority of the persons voting thereon. However, if a proposition to operate gambling games is approved by a majority of the county electorate voting on the proposition in two successive elections, a subsequent submission and approval of a proposition shall not thereafter be required, unless the board of supervisors for that county receives a valid petition requesting a referendum to approve or disapprove the conduct of gambling games. In the event a future reauthorization referendum is defeated, the licenses granted to the Association and ACCBI would be subject to renewal for a total of nine years from the date of original issue or one year from the date of the referendum disapproving the conduct of gambling games, whichever is later, unless the Iowa Gaming Commission revokes a license at an earlier date, at which time ACCBI would be required to cease conducting gambling games. The referendum in November 2010 was at least the second successive election approving the conduct of gambling games in Pottawattamie County.
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
Pursuant to the Indiana Riverboat Gaming Act, as amended (the “Indiana Act”), the Commission is authorized to award up to 10 owner’s licenses and one operating agent contract for purposes of owning and operating riverboat casinos in the State of Indiana. This includes five licenses for riverboat casinos in counties contiguous to Lake Michigan in northern Indiana, five licenses for riverboat casinos in certain counties contiguous to the Ohio River in southern Indiana and one operating agent contract for a riverboat casino in a county that contains a historic hotel district (i.e., Orange County). Referenda required by the Indiana Act to authorize the five licenses to be issued for counties contiguous to Lake Michigan have been conducted. In these counties, gaming has been authorized for the cities of Hammond, East Chicago, and Gary in Lake County, Indiana, and for Michigan City in LaPorte County, Indiana, to the east of Lake County. In April 2007, the Indiana General Assembly enacted legislation that empowered the Commission to issue gambling game licenses to the holders of Indiana’s two pari-mutuel horse racing permits. In March 2008, the Commission granted each permit holder a five-year gambling game license authorizing the installation and use of up to 2,000 slot machines at each horse track, one of which is located in Anderson and the other in Shelbyville, Indiana. The slot operations at the tracks opened in the second quarter of 2008. Under Indiana law, installation of slot machines beyond the statutorily authorized number of 2,000 would require further approval by the Commission. In November 2011, the Commission authorized the Indiana Live! casino in Shelbyville to install up to 2,200 slot machines at its facility.
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
The Indiana Act requires the owner of a riverboat gaming operation to hold an owner’s license issued by the Commission. To obtain an owner’s license, the Indiana Act requires extensive disclosure of records and other information concerning an applicant. Applicants for licensure must submit a comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license. The Commission has the authority to request specific information on or license anyone who holds an ownership interest or anyone who plays a key management role, such as officers, directors, and employees, regardless of ownership. The applicant may be required to disclose the identity of every person holding an ownership interest in the applicant. Persons holding an interest of 5% or more in the applicant normally must undergo a background investigation and be licensed. Institutional investors, within the meaning of the Indiana Act, are generally exempted from this requirement pursuant to administrative rule. To qualify for a potential exemption, the investor must acquire the shares in the ordinary course of business for investment purposes. The shares cannot be acquired either for the purpose of electing a majority of the board of directors of the licensee or for the purpose of changing the licensee’s charter, management, policies or operations. Institutional investors are defined to include certain retirement funds, investment companies registered under the Investment Company Act of 1940, collective investment trusts organized by banks under the rules of the Comptroller of the Currency, closed-end investment trusts, chartered or licensed life insurance or property and casualty insurance companies, banking institutions, investment advisors registered under the Investment Advisors Act of 1940 and such other entities as the Commission may determine.
Each owner’s license entitles the licensee to own and operate one riverboat along with the associated gaming equipment. The Indiana Act allows a person to hold up to 100% of up to two individual riverboat owner’s licenses.
Each initial owner’s license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Commission that the licensee continues to be eligible for an owner’s license pursuant to the Indiana Act and the rules and regulations adopted thereunder. Ameristar Casino East Chicago, LLC submitted an application for the required annual license renewal in 2011 and such license renewal was approved by the Commission on June 2, 2011.
The Indiana Act requires that a licensed owner undergo a complete investigation every three years. If for any reason the license is terminated, the assets of the riverboat gaming operation cannot be disposed of without the approval of the Commission. In 2009, the Indiana General Assembly enacted legislation requiring all casino operators to submit for approval by the Commission a written power of attorney identifying a person who would serve as trustee to temporarily operate the casino in certain rare circumstances, such as the revocation or non-renewal of an owner’s license. Ameristar Casino East Chicago, LLC most recently had its power of attorney approved by the Commission in April 2011.
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
The Commission places special emphasis on the participation of minority business enterprises (“MBEs”) and women business enterprises (“WBEs”) in the riverboat industry. Each licensee is required to submit annually to the Commission a report that includes the total dollar value of contracts awarded for qualifying goods and services along with the percentage that was spent with MBEs and WBEs, respectively. Prior to 2008, the Commission set a 10% goal for MBEs and a 5% goal for WBEs. In 2007, the Commission conducted a disparity study entitled “A Disparity Study for the Indiana Gaming Commission, May 2007” (the “Disparity Study”) to determine whether a gap existed between the capacity of MBEs and WBEs and the utilization thereof by riverboat casinos in Indiana. The Disparity Study concluded that, with the exception of WBE purchases in the construction area, there was no statistically significant “disparity.” As a result, the Commission issued Resolution 2007-58 to mandate that, effective January 1, 2008, annual goals for expenditures to WBEs for the purchase of construction goods and services shall be set at 10.9%. In November 2010, relying on two years of expenditure data that indicated a statistically significant disparity, the Commission issued Resolution 2010-217 to mandate that, effective January 1, 2011, the annual goal for expenditures to MBEs for the purchase of construction goods and services shall be 23.2%. Failure to meet these goals will be scrutinized heavily by the Commission. The Indiana Act authorizes the Commission to suspend, limit or revoke an owner’s gaming license or impose a fine or other appropriate conditions for failure to comply with these guidelines. However, if a determination is made that a licensee has failed to demonstrate compliance with these guidelines, the licensee has 90 days from the date of the determination to comply. For expenditures in all areas where formal goals have not been established, the Commission has taken the position that the capacity percentages set forth in the Disparity Study for MBEs and WBEs, respectively, are targets for which best faith efforts of each licensee are expected.
A licensee may not lease, hypothecate, borrow money against or lend money against an owner’s riverboat gaming license. An ownership interest in an owner’s riverboat gaming license may only be transferred in accordance with the regulations promulgated under the Indiana Act.
The Indiana Act stipulates a graduated wagering tax with a starting tax rate of 15% and a top rate of 40% for adjusted gross receipts in excess of $600.0 million. In addition to the wagering tax, an admissions tax of $3 per admission is assessed. The Indiana Act provides for the suspension or revocation of a license if the wagering and admissions taxes are not timely submitted.
A licensee may enter into debt transactions that total $1.0 million or more only with the prior approval of the Commission. Such approval is subject to compliance with requisite procedures and a showing that each person with whom the licensee enters into a debt transaction would be suitable for licensure under the Indiana Act. Unless waived, approval of debt transactions requires consideration by the Commission at two business meetings. The Commission, by resolution, has authorized its Executive Director, subject to subsequent ratification by the Commission, to approve debt transactions after a review of the transaction documents and consultation with the Commission Chair and the Commission’s financial consultant(s).
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
A Mississippi Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses that may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period and must be renewed periodically thereafter. ACVI most recently was granted a renewal of its gaming license by the Mississippi Commission on January 25, 2012. This license expires on January 24, 2015.
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
Ameristar Casino Black Hawk, Inc. (“ACBHI”) holds operator, retail gaming and manufacturer/distributor licenses for Ameristar Casino Black Hawk issued by the Colorado Commission. The Colorado Act requires that applications for renewal of operator, retail gaming and manufacturer/distributor licenses be filed every two years with the Commission not less than 120 days prior to the expiration of the current licenses. ACBHI’s current licenses expire on December 16, 2013.
The Colorado Act declares public policy on limited stakes gaming to be that: (1) the success of limited stakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively, the rights of the creditors of licensees are protected and gaming is free from criminal and corruptive elements; (2) public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (3) all establishments where limited gaming is conducted and where gambling devices are operated, and all manufacturers, sellers and distributors of certain gambling devices and equipment, must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy, policies and free competition in Colorado; and (4) no applicant for a license or other affirmative Colorado Commission approval has any right to a license or to the granting of the approval sought. Having the authority to impose fines, the Colorado Commission has broad discretion to issue, condition, suspend for up to six months, revoke, limit or restrict at any time the following licenses: slot machine manufacturer or distributor, operator, retail gaming, support and key employee gaming licenses. With limited exceptions applicable to licensees that are publicly traded entities, no person may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Commission. Any license issued or other Colorado Commission approval granted pursuant to the Colorado Act is a revocable privilege, and no holder acquires any vested rights therein.
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
The Colorado Constitution provides for a tax on the total amount wagered less all payouts to players at the following annual rates. The gaming tax rates in effect as of July 1, 2008 can only be increased by amendment to the Colorado Constitution by voters in a statewide election. With respect to games of poker, the tax is calculated based on the sums wagered that are retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission. In May 2011, the Commission reduced the gaming tax rates to the following:

•	0.24% up to and including $2 million of the subject amounts;

•	1.9% on amounts from $2 million to $5 million;

•	8.55% on amounts from $5 million to $8 million;

•	10.45% on amounts from $8 million to $10 million;

•	15.2% on amounts from $10 million to $13 million; and

•	19% on amounts over $13 million.
The City of Black Hawk also assesses two monthly device fees that are based on the number of gaming devices operated. Those consist of a $62.50 fee per device and a transportation device fee of $6.42 per device.
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
There are various classes of retail liquor licenses which may be issued under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval. The Colorado Department of Revenue’s Liquor Enforcement Division must also approve the application. ACBHI has been approved for a hotel and restaurant liquor license by both the local Black Hawk licensing authority and the State Division of Liquor Enforcement.
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
Cactus Pete’s, Inc. (“CPI”), which owns and operates the Jackpot properties, is required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Ameristar is registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable to own the stock of CPI, which is a corporate licensee (a “Corporate Licensee”) under the terms of the Nevada Act. As a Registered Corporation, Ameristar is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a holder of 5% or less of the stock of a Corporate Licensee without registering with the Nevada Gaming Authorities. No person may become a holder of more than 5% of the stock of, or receive any percentage of profits from, a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. Ameristar and CPI have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses currently required in order to engage in gaming activities in Nevada.
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
Ameristar may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On March 24, 2011, the Nevada Commission granted us approval to make public offerings for a period of two years, subject to specified conditions (the “Shelf Approval”). The Shelf Approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering (“Affiliate”). The Shelf Approval also includes approval for CPI to guarantee any security issued by, and to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by, us or an Affiliate in a public offering. The Shelf Approval also includes approval to place restrictions upon the transfer of, and enter into agreements not to encumber the equity securities of, CPI. The Shelf Approval, however, may be rescinded for good cause, without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the investment merits of the securities offered. Any representation to the contrary is unlawful.
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
Our business has been and may continue to be adversely affected by the weak economic conditions currently being experienced in the United States, as we are highly dependent on discretionary spending by our guests. We are not able to predict the length or severity of the current economic climate. Changes in discretionary consumer spending or consumer preferences brought about by factors such as increased or continuing high unemployment, significant increases in energy and automobile fuel prices, perceived or actual deterioration in general economic conditions, the protracted disruption in the housing markets, the availability of credit, perceived or actual decline in disposable consumer income and wealth (including declines resulting from any increase in personal income tax rates) and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and adversely affect our revenues and cash flow.
We have substantial debt and may incur additional debt; leverage may impair our financial condition and restrict our operations.
We currently have a substantial amount of debt. As of December 31, 2011, our total consolidated debt, including discount, was $1.93 billion. Under generally accepted accounting principles, our total liabilities exceed our total assets.
Subject to specified limitations, the indenture governing our senior unsecured notes issued in 2011 permits us to incur substantial additional debt. In addition, as of December 31, 2011, our senior credit facility permits us to borrow up to an additional $257.0 million as revolving loans (after giving effect to the outstanding letters of credit). Our substantial debt and any additional debt we may incur to expand our business or otherwise could have important consequences to our business, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund working capital requirements, capital expenditures, investments and acquisitions;

•
requiring a substantial portion of our cash flows from operations for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions, dividends, stock repurchases and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	exposing our cash flows to changes in floating rates of interest such that an increase in floating rates would negatively impact our cash flows; and

•	placing us at a competitive disadvantage to less leveraged competitors.
The occurrence of any of these events could have an adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our outstanding debt obligations.

Servicing our debt will require a significant amount of cash and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.
Our ability to make payments on and refinance our debt and to fund capital expenditures depends on our ability to generate cash flow in the future. To some extent, our ability to generate future cash flow is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. In addition, the ability to borrow funds under our senior credit facility in the future will depend on our satisfying the financial covenants in the agreement governing the facility. We cannot assure that our business will generate cash flow from operations or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition.
Covenant restrictions under our senior credit facility and the indenture governing our senior notes may limit our ability to operate our business.
The agreement governing our senior credit facility and the indenture governing our senior unsecured notes issued in 2011 contain covenants that restrict our ability to, among other things, borrow money, pay dividends, make capital expenditures and effect a consolidation, merger or disposal of all or substantially all of our assets. Although the covenants in our senior credit facility and the indenture are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, our long-term debt requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants could result in a default under our senior credit facility and the indenture. If an event of default under our senior credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In addition, our senior credit facility is secured by first priority security interests in substantially all of our real and personal property, including the capital stock of our subsidiaries. If we are unable to pay all amounts declared due and payable in the event of a default, the lenders could foreclose on these assets.
The gaming industry is very competitive and increased competition could have a material adverse effect on our future operations.
The gaming industry is very competitive, and we face dynamic competitive pressures in our markets. Several of our competitors are larger and have greater financial and other resources. We may choose or be required to take actions in response to competitors that may increase our marketing costs and other operating expenses.
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
In 2007, the Kansas legislature enacted a law that authorizes up to four state-owned and operated freestanding casinos and three racetrack slot machine parlors developed and managed by third parties. At that time, one casino and one racetrack location were authorized in Wyandotte County in the greater Kansas City market. The owner of the potential racetrack slot machine parlor license surrendered its racing license and closed the facility due to concerns about the tax rate that would apply to its gaming operations, which was substantially higher than the tax rate in Missouri or applicable to Kansas freestanding casinos. The future status of the racetrack license is uncertain; however, there have been discussions about reducing the tax rate in order to incentivize the installation of slot machines at the racetracks. On February 3, 2012, a partnership that includes a major commercial casino operator opened the first phase of a large land-based casino and entertainment facility at the Kansas Speedway, approximately 24 miles from Ameristar Kansas City. This facility will provide significant additional competition for the Kansas City market and could materially adversely affect the financial performance of Ameristar Kansas City.
Our East Chicago property currently competes with eight other casino gaming facilities in the Chicagoland market in Indiana and Illinois and with one Native American casino in Michigan. One of our property’s principal competitors is located in Hammond, Indiana, which is closer to and has significantly better access for customers who live in Chicago, Illinois and the Chicago suburbs that are the primary feeder markets for Ameristar East Chicago. In 2008, the Hammond facility opened a $485 million expansion that has adversely affected our property’s business, particularly table games and poker, and we expect will continue to do so.
The tenth and final Illinois casino license was awarded to a developer for a property in Des Plaines, Illinois, located approximately 40 miles from Ameristar East Chicago. That facility opened in July 2011 and has resulted in increased competition for Ameristar East Chicago. From time to time, the Illinois legislature has also considered other forms of gaming expansion in the state. The most recent was a bill that was passed by the legislature in 2011 but not signed into law by the governor. It would have authorized a large-scale expansion of casino gaming in Chicago and throughout the state. It is likely that a similar effort will be made again in the future. If Illinois materially expands gaming, particularly in downtown Chicago or the south Chicago suburbs, the additional competition would materially adversely affect the financial performance of Ameristar East Chicago. The expansion of gaming in southern Illinois would also have an adverse effect on Ameristar St. Charles.
Over the years, several attempts have been made in the Indiana legislature to allow one of the two adjacent riverboat casino licenses held by the same operator in Gary, Indiana, approximately five miles from Ameristar East Chicago, to be moved to a nearby land-based location. None of the efforts has been successful, but it is possible such a measure will be introduced in the future. If a casino is allowed to relocate inland to a more accessible location, it could materially adversely affect the financial performance of Ameristar East Chicago.
In 2007, a competitor opened a new casino in downtown St. Louis, approximately 22 miles from Ameristar St. Charles, and in 2010 the same competitor opened an additional casino facility in southeastern St. Louis County, approximately 30 miles from Ameristar St. Charles. The new facilities have resulted in significant additional competition for Ameristar St. Charles that has adversely impacted its business. In September 2011, the competitor announced a planned expansion of the southeastern St. Louis County facility to include a 200-room hotel, an event center and a parking garage. The expansion is slated for completion in late 2013. In addition, if legislation is enacted in Illinois to permit the operation of slot machines at racetracks, Ameristar St. Charles would face additional competition from the racetrack near downtown St. Louis.
Over the years, several attempts have been made in the Colorado legislature to authorize video lottery terminals (“VLTs”) within the state. VLTs are very similar in appearance and performance to casino slot machines. A bill to authorize VLTs has been introduced this year as well. If VLTs are authorized in Colorado, they would represent additional competition for Ameristar Black Hawk and could materially adversely affect the financial performance of the property.
Recently, the operator of a casino in Reno, Nevada agreed to purchase one of Ameristar Black Hawk’s larger competitors in the market, which has been operating in bankruptcy. It is possible that the facility will become more competitive following the closing of the purchase.
Several attempts have been made in the Nebraska legislature to expand gaming in the state. None of those efforts has been successful. If casino gaming is authorized in the Omaha area, it could have a material adverse impact on Ameristar Council Bluffs’ business.
Native American gaming facilities in some instances operate under regulatory and financial requirements that are less stringent than those imposed on state-licensed casinos, which could provide them with a competitive advantage and lead to increased competition in our markets. In December 2007, the National Indian Gaming Commission (the “NIGC”) approved the request of the Ponca Tribe of Nebraska to have a five-acre parcel owned by the tribe in Carter Lake, Iowa, located approximately five miles from Ameristar Council Bluffs, approved for the operation of gaming. In December 2008, in a lawsuit brought by the State of Nebraska and joined by the State of Iowa and the City of Council Bluffs, the federal district court reversed the NIGC’s decision. The U.S. Department of the Interior appealed the district court ruling, and in October 2010 the Eighth Circuit Court of Appeals reversed the district court’s decision and ordered the court to remand the matter to the NIGC for further consideration. The Court of Appeals directed the NIGC to revisit the issue, taking into consideration, among other things, a 2003 agreement between the State of Iowa and the Bureau of Indian Affairs. That agreement stated that the five-acre parcel would be utilized for a health center and not for gaming purposes. If the tribe is allowed to conduct gaming at this location, the additional competition would adversely affect our Council Bluffs business. The NIGC has yet to publicly render a decision on this matter.
The entry into our current markets of additional competitors could have a material adverse effect on our business, financial condition and results of operations, particularly if a competitor were to obtain a license to operate a gaming facility in a superior location. Furthermore, increases in the popularity of, and competition from, Internet and other account wagering and gaming services, which allow customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could have a material adverse effect on our business, financial condition, operating results and prospects. The law in this area has been rapidly evolving, and additional legislative developments may occur at the federal and state levels that would accelerate the proliferation of certain forms of Internet gaming in the United States.
Our business may be adversely affected by legislation prohibiting tobacco smoking.
Legislation in various forms to ban indoor tobacco smoking in public places has recently been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. Effective January 1, 2008, a Colorado smoking ban was extended to include casino floors. We believe this ban has significantly negatively impacted business volumes in all Colorado gaming markets. In April 2008, voters in the City of Kansas City approved a ballot measure, which was subsequently modified by the City Council, that prohibits smoking in most indoor public places within the City, including restaurants, but which contains an exemption for casino floors and 20% of all hotel rooms. One of Ameristar Kansas City’s competitors is not subject to a smoking ban in any form, which we believe has had some negative impact on our business. On July 1, 2008, a statewide indoor smoking ban went into effect in the State of Iowa. The law includes an exemption for casino floors and 20% of all hotel rooms. From time to time, bills have been introduced in the Iowa legislature that would eliminate the casino floor exemption. Nevada has a statewide indoor smoking ban, with exemptions for the gaming areas of casinos and bars where prepared food is not served. In January 2012, a statewide indoor smoking ban was passed by the Indiana House that provides an exemption for the entire footprint of casino properties. It is not yet certain if this bill will become law and, if so, whether the casino exemption will remain in the bill. Similar bills have been introduced from time to time in the Missouri legislature and the St. Charles County Council. If additional restrictions on smoking are enacted in jurisdictions in which we operate, particularly if such restrictions are applicable to casino floors, our financial performance could be materially adversely affected.
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
Effective July 1, 2011, the Colorado Limited Gaming Control Commission reduced all gaming tax rate tiers by 5%, which resulted in a reduction of the top rate tier from 20% to 19%. The Commission has announced that it plans to reconsider the tax reduction in the spring of 2012, and we believe it is likely that the highest rate tier will be restored to 20%, effective July 1, 2012.
Several measures have been introduced in the current session of the Missouri legislature that would raise the casino admission tax. The proceeds would benefit the state’s veterans’ services. If any of the measures is enacted, it could have a material adverse impact on the financial results of Ameristar Kansas City and Ameristar St. Charles.
We are subject to the risk of rising interest rates.
All of our outstanding debt under our senior credit facility bears interest at variable rates. As of December 31, 2011, we had $1.13 billion outstanding under our senior credit facility, including discount. If short-term interest rates rise from current levels, our interest cost would increase, which would adversely affect our net income and available cash.
Our business is subject to restrictions and limitations imposed by gaming regulatory authorities that could adversely affect us.
The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The states of Missouri, Iowa, Indiana, Mississippi, Colorado and Nevada and the applicable local authorities require various licenses, findings of suitability, registrations, permits and approvals to be held by us and our subsidiaries. The Missouri Gaming Commission, the Iowa Racing and Gaming Commission, the Indiana Gaming Commission, the Mississippi Gaming Commission, the Colorado Limited Gaming Control Commission and the Nevada Gaming Commission may, among other things, limit, condition, suspend, revoke or not renew a license or approval to own the stock of any of our Missouri, Iowa, Indiana, Mississippi, Colorado or Nevada subsidiaries, respectively, for any cause deemed reasonable by such licensing authority. Our gaming licenses in Missouri and Colorado must be renewed every two years, our gaming licenses in Iowa and Indiana must be renewed every year and our gaming license in Mississippi must be renewed every three years. If we violate gaming laws or regulations, substantial fines could be levied against us, our subsidiaries and the persons involved, and we could be forced to forfeit portions of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets could have a material adverse effect on our business, financial condition and results of operations.
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
All of the jurisdictions in which we operate gaming facilities have regulations requiring owners of more than a specified percentage of our outstanding stock to notify gaming regulatory authorities, provide information or certifications to those authorities and, in some cases, apply for a finding of suitability or license. The threshold level of ownership for such requirements in some jurisdictions is as low as 5% of our outstanding common stock, although exceptions or reduced requirements may be applicable for timely submissions by holders who generally qualify as “institutional investors” as defined in that jurisdiction and own not more than 10% of our stock. The specific qualifications vary by jurisdiction, but the lack of intent to exercise control over the company or its operations, by itself, is not a sufficient basis for exception or reduced requirements in some jurisdictions. For more information, see “Item 1. Business — Government Regulation.”
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
In December 2009, the Indiana Department of Transportation (“INDOT”) announced that it was permanently closing the Cline Avenue bridge near Ameristar East Chicago due to safety concerns discovered during an inspection of the bridge. The closure of the bridge has made access to the property inconvenient, relative to our competitors, for many of Ameristar East Chicago’s guests and has significantly impacted the property’s financial results. We expect this to continue unless and until improved access is developed. Recently, INDOT has indicated that it is in discussions with private parties to rebuild the bridge and convert the highway to a toll road. There can be no assurance that this will occur or, if it does, as to how the imposition of tolls may affect visitation to Ameristar East Chicago. If the bridge is not rebuilt, area surface streets are expected to be improved by INDOT.
In Black Hawk, a project to widen a mile-long stretch of State Route 119 near Ameristar Black Hawk to four lanes began in late 2010 and is expected to last until August 2012. This project has created some inconvenience for guests of Ameristar Black Hawk and may continue to adversely affect its business levels while it is ongoing.
In November 2011, the Missouri Department of Transportation awarded a contract for a major renovation of the westbound span of the Blanchette Bridge, which carries Interstate 70 over the Missouri River near Ameristar St. Charles. During the project, the westbound span of the bridge will be closed for up to one year and westbound traffic will be diverted to the eastbound span, which will carry three lanes in each direction, compared to the current five lanes in each direction. Preliminary work has begun to prepare for the bridge closure, with lanes and highway ramps closed intermittently for brief intervals. The timing of the bridge closure has not yet been announced, but it is not expected to begin prior to November 2012. The project will create an inconvenience for guests of Ameristar St. Charles and we expect it will materially adversely affect its business levels while it is ongoing.
We have limited insurance coverage for earthquake damage at our properties. Several of our properties, particularly Ameristar St. Charles, are located near historically active earthquake faults. In the event one of our properties were to sustain significant damage from an earthquake, our business could be materially adversely affected.
We have limited opportunities to develop or acquire new properties.
The casino gaming industry has limited new development opportunities. Most jurisdictions in which casino gaming is currently permitted place numerical and/or geographical limitations on the issuance of new gaming licenses. Although a number of jurisdictions in the United States and foreign countries are considering legalizing or expanding casino gaming, in some cases new gaming operations may be restricted to specific locations, such as pari-mutuel racetracks. Moreover, it is not clear whether the tax, land use planning and regulatory structures that may be applicable to any new gaming opportunity would make the development and operation of a casino financially attractive to us. We expect that there will be intense competition for any attractive new opportunities (which may include acquisitions of existing properties) that do arise, including the gaming license that we intend to apply for in western Massachusetts, and many of the companies competing for such opportunities will have greater resources and name recognition than we do. Therefore, we cannot assure you that we will be able to successfully expand our business through new development or acquisitions. Futhermore, there can be no assurance that any future development or acquisitions that we may pursue will be profitable.
The continued payment of dividends on our stock is dependent on a number of factors and is not assured.
Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. The payment of future dividends will depend upon our earnings, economic conditions, liquidity and capital requirements and other factors, including our debt leverage. Accordingly, we cannot assure you that future dividends will be paid at levels comparable to our historical distributions, if at all. In addition, our senior credit facility and the indenture governing our senior unsecured notes issued in 2011 impose limitations on the amount of dividends we may pay.

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
Construction Dependent upon Available Financing and Cash Flows from Operations.  The availability of funds under our senior credit facility at any time is dependent upon, among other factors, the amount of our Adjusted EBITDA, as defined in the senior credit facility agreement, during the preceding four consecutive fiscal quarters. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure you that our future consolidated Adjusted EBITDA and the resulting availability of operating cash flows or borrowing capacity will be sufficient to allow us to undertake or complete future construction projects.
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
A substantial majority of our revenues is attributable to slot machines operated by us at our casinos. It is important that, for competitive reasons, we offer the most popular and up-to-date slot machine games with the latest technology to our guests.
In recent years, the prices of new slot machines with additional features have escalated faster than the general rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participation lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participation lease is substantially more expensive over the long term than the cost to purchase a new machine.
For competitive reasons, we may choose to purchase new slot machines or enter into participation lease arrangements that are more expensive than the costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, it could hurt our profitability.
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
The loss of an operating facility from service for any period of time likely would adversely affect our operating results and borrowing capacity under our senior credit facility in an amount that we are unable to reasonably accurately estimate. It could also result in the occurrence of an event of a default under our senior credit facility.
A change in control could result in the acceleration of our debt obligations.
Certain changes in control of Ameristar could result in the acceleration of our senior credit facility and the obligation to offer to repurchase our senior unsecured notes. We cannot assure you that we would be able to repay or refinance any indebtedness that is accelerated as a result of a change in control, and this would likely materially adversely affect our financial condition.
We are subject to non-gaming regulation.
We are subject to certain federal, state and local environmental laws, regulations and ordinances that apply to businesses generally, including the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Under various federal, state and local laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. We have not identified any issues associated with our properties that could reasonably be expected to have an adverse effect on us or the results of our operations. However, certain of our properties are located in industrial areas or were used for industrial purposes for many years. As a consequence, it is possible that historical or neighboring activities have affected one or more of our properties and that, as a result, environmental issues could arise in the future, the precise nature of which we cannot now predict. We do not have environmental liability insurance to cover most such events, and the environmental liability insurance coverage we maintain to cover certain events includes significant limitations and exclusions. In addition, if we discover any significant environmental contamination affecting any of our properties, we could face material remediation costs or additional development costs for future expansion activities.
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
Ameristar Kansas City. Ameristar Kansas City is located on approximately 182 acres of property that we own. The site is east of and adjacent to Interstate 435 along the north bank of the Missouri River.
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
Ameristar Vicksburg. Ameristar Vicksburg is located on two parcels, totaling approximately 52 acres, that we own in Vicksburg, Mississippi on either side of Washington Street near Interstate 20. We own or lease various other properties in the vicinity that are not part of our facility, including a service station and convenience store and a recreational vehicle park that we operate.
Ameristar Black Hawk. Ameristar Black Hawk is located on a site of approximately 5.8 acres that we own on the north side of Colorado Highway 119 in Black Hawk, Colorado. We own various other properties in the vicinity that are not part of our facility, including approximately 100 acres of largely hillside land across Richman Street from the casino site, portions of which are used for overflow parking, administrative offices and other operational uses, and a warehouse.
The Jackpot Properties. We own approximately 116 acres in or around Jackpot, Nevada, including the 31-acre site of Cactus Petes and the 17.5-acre site of The Horseshu. The Cactus Petes and Horseshu sites are across from each other on either side of U.S. Highway 93. We also own a service station and 288 housing units in Jackpot that support the primary operations of the Jackpot properties.
Other.  We lease office and warehouse space in various locations outside of our operating properties, including our corporate offices in Las Vegas, Nevada. We own or lease other real property in various locations in the United States that is used in connection with our business, including approximately 40 acres of land we purchased in January 2012 in Springfield, Massachusetts as the site of a possible future casino resort.
All of our operating facilities and most of our other owned and leased real property collateralize our obligations under our senior credit facility.

Item 3.	Legal Proceedings
From time to time, we are party to litigation, most of which arises in the ordinary course of business. We are not currently a party to any litigation that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “ASCA.” The price per share of common stock presented below represents the highest and lowest sales prices for our common stock on the Nasdaq Global Select Market during each calendar quarter indicated.

	High	Low
2011
First Quarter	$18.12	$14.64
Second Quarter	23.86	17.66
Third Quarter	24.50	15.67
Fourth Quarter	19.45	14.60
2010
First Quarter	$19.00	$14.17
Second Quarter	20.69	15.00
Third Quarter	18.41	13.44
Fourth Quarter	19.23	15.48

(b)	Holders
As of February 23, 2012, there were approximately 191 holders of record of our common stock.

(c)	Dividends
We have paid four quarterly dividends each year on our common stock since 2004, except for 2008, when we made three quarterly dividend payments. The payment of future dividends will depend upon our earnings, economic conditions, liquidity and capital requirements and other factors.
In each of 2011 and 2010, we paid four quarterly cash dividends of $0.105 per share, for an annual total of $0.42 per share.
Our senior credit facility obligates us to comply with certain covenants that place limitations on the payment of dividends. On April 14, 2011, we refinanced our debt and our new senior credit facility permits annual dividends of up to $12.0 million from April 14, 2011 through December 31, 2011 and up to $16.0 million during any fiscal year thereafter, with any unused portion of such amount permitted to be carried over to future years. For the year ended December 31, 2011, we paid dividends totaling $16.4 million, of which $10.3 million was paid after April 14, 2011. For the year ended December 31, 2010, we paid dividends totaling $24.4 million. Our prior senior credit facilities permitted annual dividends of up to $30.0 million, with any unused portion of such amount permitted to be carried over to future years. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Note 6 - Long-term debt” of Notes to Consolidated Financial Statements.

(d)	Issuer Purchases of Equity Securities
During the three months ended December 31, 2011, we purchased the following shares of our outstanding common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2011 - October 31, 2011	146,395	$15.90	146,395	$69,925,500
November 1, 2011 - November 30, 2011	5,823	$16.70	5,823	$69,828,300
December 1, 2011 - December 31, 2011	—	$—	—	$69,828,300
Total	152,218		152,218

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
AMERISTAR CASINOS, INC. CONSOLIDATED SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA(1):
REVENUES:
Casino	$1,248,616	$1,247,034	$1,254,590	$1,296,806	$1,083,380
Food and beverage	138,192	134,854	135,941	156,987	136,471
Rooms	77,870	79,403	66,411	56,024	30,844
Other	28,905	30,559	32,692	38,491	30,387
	1,493,583	1,491,850	1,489,634	1,548,308	1,281,082
Less: Promotional allowances	(279,077)	(302,568)	(274,189)	(280,406)	(200,559)
Net revenues	1,214,506	1,189,282	1,215,445	1,267,902	1,080,523
OPERATING EXPENSES:
Casino	537,094	544,001	556,684	604,747	478,504
Food and beverage	59,467	64,451	65,633	74,650	70,439
Rooms	14,904	17,591	10,466	11,221	9,341
Other	10,519	12,419	14,240	21,154	19,157
Selling, general and administrative	259,151	244,964	241,853	265,622	229,801
Depreciation and amortization	105,922	109,070	107,005	105,895	94,810
Impairment of goodwill	—	21,438	111,700	130,300	—
Impairment of other intangible assets	—	34,791	—	184,200	—
Impairment of fixed assets	245	224	3,929	1,031	4,758
Net (gain) loss on disposition of assets	(45)	255	411	683	1,408
Total operating expenses	987,257	1,049,204	1,111,921	1,399,503	908,218
INCOME (LOSS) FROM OPERATIONS	227,249	140,078	103,524	(131,601)	172,305
OTHER INCOME (EXPENSE):
Interest income	15	452	515	774	2,113
Interest expense, net of capitalized interest	(106,623)	(121,233)	(106,849)	(76,639)	(57,742)
Loss on early retirement of debt	(85,311)	—	(5,365)	—	—
Other	(784)	1,463	2,006	(3,404)	(178)
Income (loss) before income tax provision (benefit)	34,546	20,760	(6,169)	(210,870)	116,498
Income tax provision (benefit)	27,752	12,130	(1,502)	(80,198)	47,065
NET INCOME (LOSS)	$6,794	$8,630	$(4,667)	$(130,672)	$69,433
EARNINGS (LOSS) PER SHARE:
Basic	$0.17	$0.15	$(0.08)	$(2.28)	$1.22
Diluted	$0.17	$0.15	$(0.08)	$(2.28)	$1.19
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	40,242	58,025	57,543	57,191	57,052
Diluted	41,136	58,818	57,543	57,191	58,322

AMERISTAR CASINOS, INC. CONSOLIDATED SELECTED FINANCIAL DATA

	December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands)
BALANCE SHEET AND OTHER DATA:
Cash and cash equivalents	$85,719	$71,186	$96,493	$73,726	$98,498
Total assets	2,012,039	2,061,542	2,214,628	2,225,238	2,412,096
Total long-term debt, net of current maturities(2)	1,902,932	1,432,551	1,541,739	1,643,997	1,641,615
Stockholders’ (deficit) equity(2)(3)	(90,578)	351,020	335,993	338,780	503,126
Capital expenditures(4)	82,629	58,396	136,615	241,826	277,312
_______________________________________

(1)	We acquired Ameristar East Chicago on September 18, 2007 and the operating results of this property are included only from its acquisition date.

(2)
In April 2011, we obtained $2.2 billion of new debt financing. A portion of the proceeds from the new debt financing were used to purchase 26,150,000 shares of our common stock held by the Estate of Craig H. Neilsen. The share repurchase reduced our outstanding shares by approximately 45%.

(3)
Dividends of $16.4 million, $24.4 million, $24.2 million, $18.0 million and $23.4 million were paid in 2011, 2010, 2009, 2008 and 2007, respectively. The annual dividend per share was $0.42 in 2011, $0.42 in 2010, $0.42 in 2009, $0.315 in 2008 and $0.41 in 2007.

(4)	Increases (decreases) in construction contracts payable were $0.9 million, $(6.5) million, $(28.4) million, $5.9 million and $5.6 million in 2011, 2010, 2009, 2008 and 2007, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in this Report. The information in this section and in this Report generally includes forward-looking statements. See “Item 1A. Risk Factors.”
Overview
We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with eight properties in operation in Missouri, Iowa, Colorado, Mississippi, Indiana and Nevada. Our portfolio of casinos consists of: Ameristar Casino Resort Spa St. Charles (serving the St. Louis, Missouri metropolitan area); Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area); Ameristar Casino Hotel Council Bluffs (serving the Omaha, Nebraska metropolitan area and southwestern Iowa); Ameristar Casino Resort Spa Black Hawk (serving the Denver metropolitan area); Ameristar Casino Hotel Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Casino Hotel East Chicago (serving the Chicagoland area); and Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada (serving Idaho and the Pacific Northwest).
Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions impacting the disposable income of our guests, weather conditions affecting our properties, achieving and maintaining cost efficiencies, competitive factors, gaming tax increases and other regulatory changes, the commencement of new gaming operations, charges associated with debt refinancing or property acquisition and disposition transactions, construction at existing facilities and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results. Historically, our fourth quarter is weaker than other periods due mostly to the combined effects of inclement weather and guest visitation and spending patterns between the Thanksgiving and Christmas holidays.
The following significant factors and trends should be considered in relation to our operating performance:

•
General Economic Conditions. Over the last few years, the weak economic conditions have adversely impacted our business volumes and the amount our guests spend at our properties. However, we have recently seen some indications of stability. Additionally, we have implemented operating and marketing efficiencies and significantly reduced our cost structure in response to the weak economic conditions. These enhancements have improved our operating margins.

•
Estate Stock Repurchase and Debt Refinancing. Following the execution of a binding letter agreement entered into on February 27, 2011, on March 25, 2011 we entered into a definitive Stock Purchase Agreement with the Estate of Craig H. Neilsen (the “Estate”), our then majority stockholder, to purchase 26,150,000 shares of our common stock held by the Estate at a purchase price of $17.50 per share, for an aggregate purchase price of $457,625,000 (the “Repurchase Transaction”). The Repurchase Transaction was completed on April 19, 2011 and reduced our outstanding shares by approximately 45%.

On April 14, 2011, we obtained $2.2 billion of new debt financing (the “Debt Refinancing”). Proceeds from the Debt Refinancing were used to (i) repurchase substantially all of our outstanding 9¼% senior notes due 2014 (the “2014 Notes”), including payment of the tender premium and accrued interest, (ii) prepay and permanently retire all of the indebtedness under our prior senior secured credit facility, (iii) complete the Repurchase Transaction and (iv) pay related fees and expenses. The Debt Refinancing extended the maturities of all of our debt and significantly reduced the principal amortization previously required under our debt agreements for the years ending December 31, 2011 and 2012. As a result of these transactions, in the 2011 second quarter we recorded on a pre-tax basis an $85.3 million loss on early retirement of debt.

•
Stock Repurchase Program. On September 15, 2011, our Board of Directors approved the repurchase of up to $75 million of our common stock in a stock repurchase program. The program provides that we may repurchase the shares through September 30, 2014 in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. During 2011, we repurchased approximately 0.3 million shares, or 1% of our outstanding stock, under the program for $5.2 million at an average price of $16.23 per share, exclusive of commissions paid.

•
Debt and Interest Expense. At December 31, 2011, total debt was $1.9 billion. Excluding the incurrence of and application of proceeds from the new debt in the Debt Refinancing, net debt repayments totaled $194.3 million during 2011, equaling approximately one-third of the incremental debt from the Debt Refinancing. Since the Debt Refinancing and Repurchase Transaction, net repayments included $129.0 million in repayments of a portion of the principal balance outstanding under the revolving credit facility and $5.3 million for the quarterly amortization payments under the B term loan. As of December 31, 2011, the amount of the revolving loan facility available for borrowing was $257.0 million, after giving effect to $4.0 million of outstanding letters of credit.

Consolidated net interest expense for the year ended December 31, 2011 decreased when compared to 2010 by $14.6 million, or 12.1%. Our interest expense decreased significantly in 2011 primarily as a result of the termination of our interest rate swap agreements in July 2010 and the lower interest rates achieved through the April 2011 Debt Refinancing. In 2010, consolidated net interest expense increased by $14.4 million, or 13.5%, compared to 2009, as a result of a senior credit facility amendment, senior secured notes issuance and extension of our revolving loan facility that all took place in 2009. Net interest expense also increased due to a decrease in capitalized interest from $9.0 million in 2009 to $0.7 million in 2010, primarily due to the completion of the Ameristar Black Hawk hotel.

•
Ameristar East Chicago. In the fourth quarter of 2009, the Indiana Department of Transportation (“INDOT”) closed the Cline Avenue highway bridge near our property due to safety concerns. The bridge closure has adversely impacted access to our property and our business volumes. As a result, in the fourth quarter of 2009 we recorded a non-cash impairment charge of $111.7 million ($66.2 million on an after-tax basis) for the impairment of goodwill related to our East Chicago property acquisition. During the second quarter of 2010, we recorded another non-cash charge of $56.0 million ($33.2 million on an after-tax basis) for the impairment of goodwill and the gaming license. The property’s net revenues stabilized in the fourth quarter of 2010 and have increased year-over-year for the year ended December 31, 2011.

Recently, INDOT has indicated that it is in discussions with private parties to rebuild the bridge and convert the highway to a toll road. At this time, it is unclear if the bridge will in fact be rebuilt, the timing of this project or, if the bridge is rebuilt, how the imposition of tolls may affect visitation to Ameristar East Chicago. If the bridge is not rebuilt, area surface streets are expected to be improved by INDOT.

•
Ameristar Black Hawk. In July 2009, positive statewide regulatory changes became effective in Black Hawk. The regulatory changes extended casino operating hours from 18 hours daily to 24 hours daily, increased the maximum single bet limit from $5 to up to $100 and allowed for the additional table games of roulette and craps. Also, in September 2009, we opened a 536-room luxury hotel and spa featuring upscale furnishings and amenities. The hotel includes a versatile meeting and ballroom center and has Black Hawk’s only full-service spa and an enclosed rooftop swimming pool with indoor/outdoor whirlpool facilities. Ameristar Black Hawk offers destination resort amenities and services that we believe are unequaled in the Denver gaming market. As a result of these regulatory changes and the opening of the new hotel, net revenues and operating income increased year-over-year in 2010 by 47.6% and 106.6%, respectively, compared to 2009. The property also increased its 2010 annual market share on a year-over-year basis from 20.5% to 27.5%. Ameristar Black Hawk continued to show improvement in 2011, as evidenced by year-over-year growth in net revenues, operating income and operating income margin.

•
Missouri Properties. In early March 2010, a gaming operator opened a new casino facility located in the southeastern portion of St. Louis County, approximately 30 miles from our St. Charles property. The additional competition has adversely affected the financial performance of Ameristar St. Charles and the other facilities that operate in the market. The new casino contributed to declines in our property’s 2010 net revenues and operating income of 8.1% and 16.2%, respectively, compared to 2009. Ameristar St. Charles showed improvement in 2011, as evidenced by increases in 2011 net revenues and operating income of 1.0% and 15.5%, respectively, compared to 2010.

On February 3, 2012, a casino operator opened a large land-based casino and entertainment facility at the Kansas Speedway, approximately 24 miles from Ameristar Kansas City. The new facility will provide significant additional competition for the Kansas City market and it could have a material adverse effect on the future financial performance of Ameristar Kansas City.

Results of Operations
Selected Financial Measures by Property
The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Consolidated Cash Flow Information:
Net cash provided by operating activities	$253,349	$218,827	$220,182
Net cash used in investing activities	$(52,283)	$(70,006)	$(172,941)
Net cash used in financing activities	$(186,533)	$(174,128)	$(24,474)
Net Revenues:
Ameristar St. Charles	$269,759	$267,139	$290,675
Ameristar Kansas City	226,054	223,404	230,370
Ameristar Council Bluffs	164,523	154,468	156,421
Ameristar Black Hawk	153,203	152,254	103,168
Ameristar Vicksburg	118,094	114,516	120,152
Ameristar East Chicago	221,893	216,514	251,695
Jackpot Properties	60,980	60,987	62,964
Consolidated net revenues	$1,214,506	$1,189,282	$1,215,445
Operating Income (Loss):
Ameristar St. Charles	$68,908	$59,658	$71,231
Ameristar Kansas City	66,088	59,134	61,601
Ameristar Council Bluffs	57,962	47,027	46,887
Ameristar Black Hawk	37,562	33,060	16,003
Ameristar Vicksburg	38,365	33,528	32,902
Ameristar East Chicago(1)	22,445	(41,874)	(78,077)
Jackpot Properties	13,642	11,526	13,338
Corporate and other	(77,723)	(61,981)	(60,361)
Consolidated operating income (1)	$227,249	$140,078	$103,524
Operating Income (Loss) Margins (2):
Ameristar St. Charles	25.5%	22.3%	24.5%
Ameristar Kansas City	29.2%	26.5%	26.7%
Ameristar Council Bluffs	35.2%	30.4%	30.0%
Ameristar Black Hawk	24.5%	21.7%	15.5%
Ameristar Vicksburg	32.5%	29.3%	27.4%
Ameristar East Chicago(1)	10.1%	(19.3)%	(31.0)%
Jackpot Properties	22.4%	18.9%	21.2%
Consolidated operating income margin(1)	18.7%	11.8%	8.5%
_______________________________________

(1)
For the years ended December 31, 2010 and 2009, operating income (loss) and operating income (loss) margin were adversely impacted by $56.0 million and $111.7 million, respectively, in impairment charges related to Ameristar East Chicago intangible assets.

(2)	Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

The following table presents detail of our net revenues:

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Casino Revenues:
Slots	$1,106,849	$1,103,711	$1,106,575
Table games	141,767	143,323	148,015
Casino revenues	1,248,616	1,247,034	1,254,590
Non-Casino Revenues:
Food and beverage	138,192	134,854	135,941
Rooms	77,870	79,403	66,411
Other	28,905	30,559	32,692
Non-casino revenues	244,967	244,816	235,044
	1,493,583	1,491,850	1,489,634
Less: Promotional Allowances	(279,077)	(302,568)	(274,189)
Total Net Revenues	$1,214,506	$1,189,282	$1,215,445
Year Ended December 31, 2011 Versus Year Ended December 31, 2010
Net Revenues
Consolidated net revenues for the year ended December 31, 2011 increased $25.2 million, or 2.1%, from 2010. Net revenues improved on a year-over-year basis at six of our seven gaming locations, while net revenues at our Jackpot properties remained relatively flat. The improvement in net revenues was primarily attributable to our high quality service and amenities, our detailed attention to cost containment and effective marketing initiatives. The net revenue improvements occurred despite the additional competition in the broader Chicago market.
Consolidated casino revenues for 2011 increased $1.6 million from the prior year. All of our properties, except Ameristar Black Hawk and our two Missouri properties, posted casino revenue improvements compared to 2010, primarily as a result of the effectiveness of our marketing initiatives.
For the year ended December 31, 2011, consolidated promotional allowances declined $23.5 million, or 7.8%, from the same 2010 period. The decrease in promotional allowances was primarily the result of more efficient promotional spending in 2011. Also, 2010 promotional spending levels were elevated due to increased spending to counter the East Chicago bridge closure and to market the new Black Hawk hotel that opened in September 2009. 2011 promotional spending was similar to 2009 levels, taking into consideration the increase in promotional spending related to the new hotel in Black Hawk. For 2011, 2010 and 2009, promotional allowances as a percentage of casino revenues were 22.3%, 24.3% and 21.9%, respectively.
Operating Income
Consolidated operating income for 2011 was $227.2 million, compared to $140.1 million reported in 2010. Operating income improved at all seven of our locations on a year-over-year basis primarily due to our operating and marketing enhancements. Operating income for 2010 was adversely impacted by the non-cash impairment charge of $56.0 million recorded in the second quarter of 2010, the new competition entering the St. Charles market and unusually low table games hold percentages.
Corporate expense increased $15.7 million, or 25.4%, in 2011 as compared to 2010. The increase was mostly attributable to a $10.0 million increase in non-cash stock-based compensation expense primarily resulting from equity award modifications that increased and/or accelerated the recognition of this expense.

Interest Expense
The following table summarizes information related to interest on our long-term debt:

	Years Ended December 31,
	2011	2010
	(Dollars in thousands)
Interest cost	$107,101	$121,917
Less: Capitalized interest	(478)	(684)
Interest expense, net	$106,623	$121,233
Cash paid for interest, net of amounts capitalized	$97,482	$118,149
Weighted-average total debt balance outstanding	$1,855,151	$1,623,114
Weighted-average interest rate	5.8%	7.4%
For the year ended December 31, 2011, consolidated interest expense, net of amounts capitalized, decreased $14.6 million (12.1%) from 2010. The decrease is primarily due to the termination of our interest rate swap agreements in July 2010 and the lower interest rates achieved through the April 2011 Debt Refinancing.
Income Tax Expense
The income tax provision was $27.8 million for the year ended December 31, 2011 compared to $12.1 million for 2010. For 2011 and 2010, our effective income tax rates were 80.3% and 58.4%, respectively. Excluding the impact of the debt refinancing costs, our effective tax rate for the year ended December 31, 2011 would have been 48.3%. Excluding the impact of the intangible asset impairments at Ameristar East Chicago in 2010, the effective tax rate for the year ended December 31, 2010 would have been 45.5%.
Net Income
For the years ended December 31, 2011 and 2010, we reported net income of $6.8 million and $8.6 million, respectively. The decrease is primarily attributable to the loss on early retirement of debt of $85.3 million recognized in connection with the Debt Refinancing in April 2011. The East Chicago impairment charges adversely affected net income in 2010 by $33.2 million. Diluted earnings per share was $0.17 for 2011, compared to $0.15 in the prior year. The reduction in our weighted-average shares outstanding as a result of the Repurchase Transaction benefited 2011 diluted earnings per share by $0.54.
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
Consolidated casino revenues for 2010 decreased $7.6 million from the prior year. All of our properties, except Ameristar Black Hawk and Ameristar Council Bluffs, posted casino revenue declines compared to 2009, primarily as a result of the difficult economic conditions, the East Chicago bridge closure and the increased St. Charles competition indicated above.
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
Operating Income
Consolidated operating income for 2010 was $140.1 million, compared to $103.5 million reported in 2009. Operating income for 2010 was adversely impacted by the non-cash impairment charge of $56.0 million recorded in the second quarter of 2010 that eliminated the remaining net book value of goodwill associated with the acquisition of the East Chicago property and reduced the carrying value of the property’s gaming license to $12.6 million, the new competition entering the St. Charles market and unusually low table games hold percentages. The 2009 consolidated operating income and the related margin were negatively impacted by $111.7 million in impairment charges for goodwill at Ameristar East Chicago, $3.9 million of hotel pre-opening expenses, $3.8 million in impairment losses relating to discontinued expansion projects and $1.3 million relating to a one-time non-cash adjustment to property taxes at Ameristar Black Hawk. Ameristar Black Hawk’s 2010 operating income increased by $17.1 million, or 106.6%, as a result of the opening of the new hotel and the beneficial regulatory reform. In 2010, operating income increased from 2009 by 1.9% at Ameristar Vicksburg and remained relatively flat at Ameristar Council Bluffs, despite slight declines in net revenues. Corporate expense increased $1.6 million, or 2.7%, in 2010 as compared to 2009 due mostly to $1.5 million of non-operational professional fees.
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
For the year ended December 31, 2010, consolidated interest expense, net of amounts capitalized, increased $14.4 million (13.5%) from 2009. The increase is due primarily to higher interest rate add-ons resulting from the senior credit facility amendment, increased interest expense from the issuance of our 9¼% senior unsecured notes due 2014 and the incremental interest incurred on the portion of the revolving credit facility that was extended. Additionally, since the opening of the Ameristar Black Hawk hotel, we no longer capitalize the interest on the associated debt, which has caused our net interest expense to rise relative to prior periods.
Income Tax Expense
The income tax provision was $12.1 million for the year ended December 31, 2010 compared to a tax benefit of $1.5 million for 2009. For 2010 and 2009, our effective income tax rates were 58.4% and 24.3%, respectively. Excluding the impact of the intangible asset impairments at Ameristar East Chicago in both 2010 and 2009, the effective tax rate for the year ended December 31, 2010 would have been 45.5%, compared to 41.8% for 2009. This increase is mostly attributable to the absence in 2010 of benefits from the permanent reversal of uncertain tax positions in 2009.
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

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Net cash provided by operating activities	$253,349	$218,827	$220,182
Cash Flows from Investing Activities:
Capital expenditures	(82,629)	(58,396)	(136,615)
Net change in construction contracts payable	926	(6,489)	(28,375)
Proceeds from sale of assets	309	405	527
Decrease (increase) in deposits and other non-current assets	29,111	(5,526)	(8,478)
Net cash used in investing activities	(52,283)	(70,006)	(172,941)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	2,074,250	12,000	671,485
Principal payments of debt	(1,753,835)	(161,794)	(644,594)
Debt issuance and amendment costs	(30,799)	(133)	(29,349)
Cash dividends paid	(16,419)	(24,389)	(24,195)
Proceeds from stock option exercises and restricted share issuances	7,274	2,238	2,140
Purchases of treasury stock	(467,002)	(1,638)	(871)
Tax effect from stock-based arrangements	(2)	(412)	910
Net cash used in financing activities	(186,533)	(174,128)	(24,474)
Net Increase (Decrease) in Cash and Cash Equivalents	$14,533	$(25,307)	$22,767
Our business is primarily conducted on a cash basis. Accordingly, operating cash flows follow trends in our operating income, excluding non-cash items. For the year ended December 31, 2011, net cash provided by operating activities increased $34.5 million from the 2010 period, mostly as a result of an improvement in our operating income and lower interest paid in 2011. The decrease in operating cash flows from 2009 to 2010 was mostly attributable to the changed competitive environments at the Ameristar St. Charles and Ameristar East Chicago properties, offset by the changes in our accounts payable and deferred income tax balances in 2010.
Capital expenditures for the year ended December 31, 2011 included slot machine purchases, the Ameristar East Chicago hotel renovation, an Ameristar Vicksburg site stabilization project and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties. At Ameristar East Chicago, we recently completed the renovation of all 288 hotel rooms and suites. Capital expenditures relating to the hotel renovation project totaled $5.4 million in 2011. The total cost of the renovation is expected to be approximately $6.7 million. At Ameristar Vicksburg, we incurred $3.6 million relating to site stabilization work that we estimate will be completed during the latter half of 2012. The total cost of the project is anticipated to be approximately $10.0 million. Also in December 2011, we paid a litigation settlement of $9.3 million to the general contractor for our St. Charles hotel construction project that was completed in 2008, resulting in an increase to the fixed asset carrying values associated with the St. Charles project.
For the year ended December 31, 2010, capital expenditures were primarily related to minor construction projects, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties. Capital expenditures were primarily related to our hotel project at Ameristar Black Hawk, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects for the year ended December 31, 2009. We completed construction of the luxury hotel and spa at Ameristar Black Hawk, which opened in September 2009. Capital expenditures relating to the hotel project totaled $74.7 million in 2009. The total cost of the project was approximately $230.0 million.
For the year ended December 31, 2011, net cash used in investing activities was impacted by a $32.5 million payment to multiple East Chicago entities to support and assist economic development through specified initiatives pursuant to a local development agreement. For more information, see “Note 14 — Commitments and contingencies” of Notes to Consolidated Financial Statements.

During each of the years ended December 31, 2011, 2010 and 2009, our Board of Directors declared four quarterly cash dividends of $0.105 per share on our common stock.
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
The New Credit Facility agreement requires certain mandatory principal repayments prior to maturity for both term loans. The A term loan requires the following principal amortization: 3.75% in 2012; 12.5% in 2013; 18.75% in 2014; 50% in 2015; and the remaining 15% in 2016. The B term loan requires mandatory principal reductions of 1% per annum, with the remaining 93.25% due at maturity. In addition to the scheduled mandatory principal repayments of the term loans, the New Credit Facility agreement also requires permanent principal repayments of the term loans equal to 25% of Excess Cash Flow (as defined in the New Credit Facility agreement) if our Total Net Leverage Ratio is above 4.75:1 at year-end. Excess Cash Flow repayments are required to be made 120 days after the last day of each fiscal year and are allocated between both term loans on a pro-rata basis. We expect the Excess Cash Flow repayment for the year ended December 31, 2011 to be approximately $8.6 million.
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
In connection with the Debt Refinancing, we paid one-time fees and expenses totaling approximately $30.8 million, most of which was capitalized and will be amortized over the respective remaining terms of the 2021 Notes and New Credit Facility. During the quarter ended June 30, 2011, approximately $85.3 million relating to the tender premium and deferred debt issuance costs were expensed as a result of the early retirement of debt.
During 2011, we used $194.3 million of our operating cash flow to repay amounts borrowed under our senior credit facility, equaling approximately one-third of the incremental debt from the Debt Refinancing. As of December 31, 2011, the amount of the revolving loan facility available for borrowing was $257.0 million, after giving effect to $4.0 million of outstanding letters of credit. All mandatory principal payments have been made through December 31, 2011.
Our interest expense decreased significantly in 2011 primarily due to the termination of our interest rate swap agreements in July 2010 and the lower interest rates achieved through the Debt Refinancing.
On September 15, 2011, our Board of Directors approved the repurchase of up to $75 million of our common stock through September 30, 2014. During 2011, we repurchased a total of approximately 0.3 million shares of common stock, or 1% of our total outstanding stock, under the program at an average price of $16.23 per share, exclusive of commissions paid, for a total cost of $5.2 million.
In addition to the availability under the New Credit Facility, we had $85.7 million of cash and cash equivalents at December 31, 2011, approximately $70 million to $75 million of which were required for daily operations.
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
Contractual and Other Commitments
The following table summarizes our obligations and commitments as of December 31, 2011 to make future payments under certain contracts, including long-term debt obligations, capitalized leases, operating leases and certain construction contracts.

	Payments Due by Period
Contractual Obligations:	2012	2013-2014	2015-2016	After 2016	Total
	(In thousands)
Estimated principal payments of long-term debt	$23,132	$76,978	$381,081	$1,453,131	$1,934,322
Estimated interest payments on long-term debt(1)	106,105	203,402	193,205	291,355	794,067
Operating leases	4,006	2,054	455	—	6,515
Equipment contracts	9,820	10,109	452	—	20,381
Construction contracts	14,363	—	—	—	14,363
Total	$157,426	$292,543	$575,193	$1,744,486	$2,769,648
_______________________________________

(1)
Estimated interest payments on long-term debt are based on principal amounts outstanding after giving effect to projected debt principal payments and forecasted LIBOR rates for our senior credit facility.

As further discussed in “Note 5 — Federal and state income taxes” of Notes to Consolidated Financial Statements, we have adopted the provisions of Accounting Standards Codification (“ASC”) 740. We had $5.0 million of unrecognized tax benefits as of December 31, 2011. Due to the inherent uncertainty of the underlying tax positions, it is not possible to assign the liability as of December 31, 2011 to any particular years in the table.
As noted above, a significant use of operating cash in 2011 was interest and debt payments. Our cash interest payments, excluding capitalized interest, were $98.0 million, $118.8 million and $104.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. For more information, see “Note 1 — Basis of presentation” and “Note 6 — Long-term debt” of Notes to Consolidated Financial Statements.
We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.
At December 31, 2011, we had outstanding letters of credit in the amount of $4.0 million, which reduced the amount available to borrow under our revolving loan facility. We do not have any other guarantees, contingent commitments or other material liabilities that are not reflected in our consolidated financial statements or disclosed in the notes thereto. For more information, see “Note 6 — Long-term debt” of Notes to Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Senior management and the Audit Committee of our Board of Directors have reviewed the disclosures included herein about our critical accounting estimates and have reviewed the processes to determine those estimates.
Property and Equipment
We have significant capital invested in our property and equipment, which represents approximately 86% of our total assets. Judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and the extent to which we have a gain or loss on the disposal of the asset. We assign lives to our assets based on our standard policy, which we believe is representative of the useful life of each category of assets. We review the carrying value of our property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors we consider in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over fair market value of net assets acquired in business combinations. Other intangible assets include gaming licenses, trade names and player lists. Intangible assets are reviewed for impairment at least annually and more frequently if events or circumstances indicate a possible impairment. We test for goodwill and indefinite-lived intangible asset impairment annually and between annual tests in certain circumstances.
We perform the annual goodwill impairment assessment by qualitatively evaluating events and circumstances that have occurred since the last quantitative test. We consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and make a determination of whether it is more likely than not that the fair value of the reporting unit being tested is less than its carrying amount. If it is more likely than not that the reporting unit’s fair value is less than the carrying amount, we are required to perform a two-step quantitative impairment test. If, based on the qualitative analysis, the fair value is more likely than not to be greater than the carrying amount, we are not required to perform the two-step impairment test.
Under the two-step quantitative assessment, goodwill is tested for impairment using a discounted cash flow analysis based on the estimated future results of the relevant reporting unit. Under the first step, we compare the estimated fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value in step one, step two of the impairment test is performed. In step two, we determine the implied value of goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the implied fair value of the goodwill is less than the carrying value, the excess carrying amount is recorded as an impairment charge.
We test our gaming license indefinite-lived intangible asset annually using a discounted cash flow method. If the carrying value exceeds the estimated fair value, an impairment charge is recorded.
Guest Rewards Programs
Our guest rewards programs allow guests to earn certain point-based cash rewards or complimentary goods and services based on the volume of the guests’ gaming activity. Guests can accumulate reward points over time that they may redeem at their discretion under the terms of the programs. The reward credit balance is forfeited if a guest does not earn any reward credits over the subsequent 12-month period. As a result of the ability of the guest to bank the reward points, we accrue the expense of reward points, after giving effect to estimated forfeitures, as they are earned. The accruals are based on historical data, estimates and assumptions regarding the mix of rewards that will be redeemed and the costs of providing those rewards. The retail value of the point-based cash rewards or complimentary goods and services is netted against revenue as a promotional allowance.
Cash, Hotel and Food Coupons
Our gaming guests may be awarded, on a discretionary basis, cash, hotel and food coupons based, in part, on their play volume. The coupons are provided on a discretionary basis to induce future play and are redeemable within a short time period (generally seven days for cash coupons and one month for hotel and food coupons). There is no ability to renew or extend the offer. We recognize a reduction in revenue as a promotional allowance for these coupons when the coupons are redeemed.
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

Accounting for Share-Based Compensation
All share-based payments to employees are recognized in the financial statements based on their fair values on the grant date. We recognize those costs in the financial statements over the vesting period during which the employee provides services in exchange for the award. The fair value of each time-vested option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, while the fair value of market performance-based stock options is calculated using the Monte Carlo simulation model. The models require estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the equity grant. We are required to include an estimate of the number of awards that will be forfeited and update that number based on actual forfeitures.
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
The tax positions that fail to qualify for initial recognition are to be recognized in the first subsequent interim period in which they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.
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
Recently Adopted Accounting Pronouncements
ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities
The Financial Accounting Standards Board (the “FASB”) issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot since the machine can legally be removed from the gaming floor without payment of the base amount. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. As required under this guidance, we recorded a cumulative-effect adjustment to opening retained earnings in the period of adoption. Under the gaming regulations in the various jurisdictions in which we operate, the removal of base jackpots is not prohibited and upon adoption, we reduced our recorded accrual by $5.6 million ($3.4 million net of tax) with a corresponding cumulative-effect increase to retained earnings.
ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS
The FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“International Financial Reporting Standards”). The guidance amends and converges U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures regarding these measurements. The update became effective in the fourth quarter of 2011. The adoption of this Topic did not have a material impact on our consolidated financial statements.
ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income
The FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in June 2011. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders’ equity, among other items. The guidance requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The FASB deferred the requirement for companies to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements in ASU No. 2011-12;

however, the presentation requirement under ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Since the update only requires a change in presentation, the early adoption of this Topic did not have a material impact on our consolidated financial statements.
ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment
The FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment in September 2011. This update simplifies how entities test goodwill for impairment. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount by assessing qualitative factors. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The early adoption of this Topic did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facility. Outstanding amounts borrowed under our senior credit facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of December 31, 2011, we had $1.1 billion outstanding under our senior credit facility, which represents approximately 59% of our total outstanding debt, bearing interest at variable rates indexed to one-month LIBOR, based on our election. At December 31, 2011, the average interest rate applicable to the senior credit facility debt outstanding was 3.6%. An increase of one percentage point in the interest rate applicable to the senior credit facility debt outstanding at December 31, 2011 would increase our annual interest cost and reduce our pre-tax income by $6.4 million. The remaining 41% of our debt outstanding as of December 31, 2011, primarily consisting of our 7.5% senior notes due 2021, bears interest at fixed rates.
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
Should we elect to use derivative instruments to hedge exposure to changes in interest rates in the future, we would be exposed to the potential failure of our counterparties to perform under the terms of the agreements. We would seek to minimize this risk by entering into interest rate swap agreements with highly rated commercial banks.

Item 8.	Financial Statements and Supplementary Data
The Reports of Independent Registered Public Accounting Firm appear at pages F-2 and F-3 hereof, and our Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages F-4 through F-26 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

(c)	Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the fourth fiscal quarter of 2011.

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth under the captions “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission on or before April 30, 2012 and is incorporated herein by this reference.

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

Exhibit
Number	Description of Exhibit	Method of Filing
3(i)(a)	Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by ACI under the Securities Act of 1933, as amended (File No. 33-68936) (the “Form S-1”).
3(i)(b)	Certificate of Amendment to Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(i)(c)	Certificate of Change Pursuant to NRS 78.209	Incorporated by reference to Exhibit 3(i).1 to ACI’s Current Report on Form 8-K filed on June 8, 2005.
3(ii)	Amended and Restated Bylaws of ACI, effective May 31, 2008	Incorporated by reference to Exhibit 3.1 to ACI’s Current Report on Form 8-K filed on June 2, 2008 (the “June 2008 8-K”).
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.4 to ACI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
4.2
Credit Agreement, dated as of April 14, 2011, among ACI, the Lenders party thereto from time to time, Wells Fargo Bank, National Association, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J. P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Commerzbank AG, New York and Grand Cayman Branches and US Bank National Association, as Co-Documentation Agents, and Deutsche Bank Trust Company Americas (“DBTCA”), as Administrative Agent (exhibits omitted)
Incorporated by reference to Exhibit 4.2 to ACI’s Current Report on Form 8-K filed on April 19, 2011 (the “April 19, 2011 8-K”).
4.3	Indenture, dated as of May 27, 2009, among ACI, the Guarantors named therein and DBTCA, as trustee	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on May 29, 2009.

Exhibit
Number	Description of Exhibit	Method of Filing
4.4	First Supplemental Indenture, dated as of December 7, 2009, among ACI, the Guarantors party thereto, DBTCA and Wilmington Trust FSB, as successor trustee	Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed by ACI and certain of its subsidiaries under the Securities Act of 1933, as amended (File No. 333-163578).
4.5	Second Supplemental Indenture, dated as of April 11, 2011, among ACI, the Guarantors party thereto and Wilmington Trust FSB, as trustee	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on April 12, 2011.
4.6	Indenture, dated as of April 14, 2011, among ACI, the Guarantors named therein and Wilmington Trust FSB, as trustee	Incorporated by reference to Exhibit 4.1 to the April 19, 2011 8-K.
*10.1(a)	Employment Agreement, dated November 15, 1993, between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 1994.
*10.1(b)	Amendment No. 1 to Employment Agreement, dated as of October 5, 2001, between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
*10.1(c)	Amendment No. 2 to Employment Agreement, dated as of August 15, 2002, between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”).
*10.1(d)	Amendment No. 3 to Employment Agreement, dated as of November 7, 2008, between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(d) to the 2008 10-K.
*10.1(e)	Amendment Number 4 to Employment Agreement, dated as of October 28, 2011, between ACI and Thomas M. Steinbauer	Filed electronically herewith.
*10.1(f)	Amended and Restated Executive Employment Agreement, dated as of March 11, 2002, between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.1(c) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).
*10.1(g)	Amendment to Amended and Restated Executive Employment Agreement, dated as of August 16, 2002, between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.3 to the September 2002 10-Q.
*10.1(h)	Amendment Number 2 to Amended and Restated Executive Employment Agreement, dated as of May 31, 2008, between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.2 to the June 2008 8-K.
*10.1(i)	Amendment Number 3 to Amended and Restated Executive Employment Agreement, dated as of October 28, 2011, between ACI and Gordon R. Kanofsky	Filed electronically herewith.
*10.1(j)	Executive Employment Agreement, dated as of March 13, 2002, between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.1(d) to the 2001 10-K.
*10.1(k)	Amendment to Executive Employment Agreement, dated as of August 16, 2002, between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the September 2002 10-Q.
*10.1(l)	Amendment Number 2 to Executive Employment Agreement, dated as of May 31, 2008, between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the June 2008 8-K.
*10.1(m)	Amendment Number 3 to Executive Employment Agreement, dated as of October 28, 2011, between ACI and Peter C. Walsh	Filed electronically herewith.
*10.1(n)	Executive Employment Agreement, dated as of May 31, 2008, between ACI and Ray H. Neilsen	Incorporated by reference to Exhibit 10.1 to the June 2008 8-K.
*10.1(o)	Executive Employment Agreement, dated as of May 31, 2008, between ACI and Larry A. Hodges	Incorporated by reference to Exhibit 10.3 to the June 2008 8-K.
*10.1(p)	Amendment to Executive Employment Agreement, dated as of October 28, 2011, between ACI and Larry A. Hodges	Filed electronically herewith.
*10.2	Separation Agreement, dated as of April 25, 2011, between ACI and Ray H. Neilsen	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on April 28, 2011.

Exhibit
Number	Description of Exhibit	Method of Filing
*10.3	Ameristar Casinos, Inc. 1999 Stock Incentive Plan, amended and restated December 15, 2007	Incorporated by reference to Exhibit 10.3 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”).
*10.4	Form of Non-Qualified Stock Option Agreement under Ameristar Casinos, Inc. 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to the 2008 10-K.
*10.5	Ameristar Casinos, Inc. 2002 Non-Employee Directors’ Stock Election Plan	Incorporated by reference to Appendix A to the definitive Proxy Statement filed by ACI under cover of Schedule 14A on April 30, 2002.
*10.6	Form of Indemnification Agreement between ACI and each of its directors and executive officers and its principal accounting officer	Incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Form S-1.
*10.7	Form of Restricted Stock Unit Agreement under Ameristar Casinos, Inc. 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 to the 2007 10-K.
10.8	Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated as of November 18, 2004, between Iowa West Racing Association and ACCBI (the “Iowa West Agreement”)	Incorporated by reference to Exhibit 10.9 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.9	Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc.	Incorporated by reference to Exhibits 10.12 and 99.1 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1996.
*10.10	Ameristar Casinos, Inc. Deferred Compensation Plan, amended and restated January 1, 2008	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 10-Q (the “September 2007 10-Q”).
*10.11	Master Trust Agreement for Ameristar Casinos, Inc. Deferred Compensation Plan, dated as of April 1, 2001, between ACI and Wilmington Trust Company	Incorporated by reference to Exhibit 10.15 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2002.
*10.12	Ameristar Casinos, Inc. Performance-Based Annual Bonus Plan	Incorporated by reference to Appendix D to ACI’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, filed under cover of Schedule 14A on April 30, 2007.
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
Incorporated by reference to Exhibit 10.3 to the September 2007 10-Q.
10.14	Modified Local Development Agreement with Ameristar Casino East Chicago, LLC, effective June 3, 2011	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on June 7, 2011.
*10.15	Ameristar Casinos, Inc. Change in Control Severance Plan, amended and restated October 28, 2011	Filed electronically herewith.
*10.16	Ameristar Casinos, Inc. Change in Control Severance Plan for Director-Level Employees, amended and restated October 28, 2011	Filed electronically herewith.
*10.17	Ameristar Casinos, Inc. 2009 Stock Incentive Plan, amended and restated February 15, 2012	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing
*10.18	Form of Non-Qualified Stock Option Agreement with executive officers under Ameristar Casinos, Inc. 2009 Stock Incentive Plan	Filed electronically herewith.
*10.19	Form of Restricted Stock Unit Agreement with executive officers under Ameristar Casinos, Inc. 2009 Stock Incentive Plan	Filed electronically herewith.
*10.20
Amendment to Non-Qualified Stock Option Agreement, dated as of October 28, 2011, between ACI and each of Gordon R. Kanofsky, Larry A. Hodges, Thomas M. Steinbauer, Peter C. Walsh and certain other employees
Filed electronically herewith.
*10.21
Second Amendment to Non-Qualified Stock Option Agreement, dated as of November 10, 2011, between ACI and each of Gordon R. Kanofsky, Larry A. Hodges, Thomas M. Steinbauer, Peter C. Walsh and certain other employees
Filed electronically herewith.
*10.22
Amendment to Restricted Stock Unit Agreement, dated as of October 28, 2011, between ACI and each of Gordon R. Kanofsky, Larry A. Hodges, Thomas M. Steinbauer, Peter C. Walsh and certain other employees
Filed electronically herewith.
*10.23
Second Amendment to Restricted Stock Unit Agreement, dated as of November 10, 2011, between ACI and each of Gordon R. Kanofsky, Larry A. Hodges, Thomas M. Steinbauer, Peter C. Walsh and certain other employees
Filed electronically herewith.
*10.24	Amendment to Non-Qualified Stock Option Agreement, dated as of October 28, 2011, between ACI and each non-employee director of ACI	Filed electronically herewith.
*10.25	Amendment to Restricted Stock Unit Agreement, dated as of October 28, 2011, between ACI and each non-employee director of ACI	Filed electronically herewith.
*10.26
Form of Non-Qualified Stock Option Agreement, dated November 21, 2011, between ACI and each of Gordon R. Kanofsky, Larry A. Hodges, Thomas M. Steinbauer, Peter C. Walsh and certain other employees with respect to performance-vested options (Tranche 1)
Filed electronically herewith.
*10.27
Form of Non-Qualified Stock Option Agreement, dated November 21, 2011, between ACI and each of Gordon R. Kanofsky, Larry A. Hodges, Thomas M. Steinbauer, Peter C. Walsh and certain other employees with respect to performance-vested options (Tranche 2)
Filed electronically herewith.
*10.28
Form of Non-Qualified Stock Option Agreement, dated November 21, 2011, between ACI and each of Gordon R. Kanofsky, Larry A. Hodges, Thomas M. Steinbauer, Peter C. Walsh and certain other employees with respect to performance-vested options (Tranche 3)
Filed electronically herewith.
10.29	Amendment to the Iowa West Agreement, dated February 16, 2010, between Iowa West Racing Association and ACCBI	Incorporated by reference to Exhibit 10.21 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).
*10.30	Restricted Stock Unit Agreement, dated January 29, 2010, between ACI and Gordon R. Kanofsky (the “January 2010 RSU Agreement”)	Incorporated by reference to Exhibit 10.22 to the 2009 10-K.
*10.31	Amendment to the January 2010 RSU Agreement, dated as of October 28, 2011, between ACI and Gordon R. Kanofsky	Filed electronically herewith.
10.32	Stock Purchase Agreement, dated as of March 25, 2011, between ACI and the Estate of Craig H. Neilsen (the “Stock Purchase Agreement”)	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on March 28, 2011 (the “March 2011 8-K”).
10.33	Annex A to the Stock Purchase Agreement	Incorporated by reference to Exhibit 10.2 to the March 2011 8-K.
21	Subsidiaries of ACI	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing
23	Consent of Independent Registered Public Accounting Firm	Filed electronically herewith.
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
Filed electronically herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
99	Agreement of ACI, dated as of February 28, 2012, to furnish the Securities and Exchange Commission certain instruments defining the rights of holders of certain long-term debt	Filed electronically herewith.
101†
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (vi) Notes to Consolidated Financial Statements
Furnished electronically herewith.
_______________________________________

*	Denotes a management contract or compensatory plan or arrangement.

†
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

AMERISTAR CASINOS, INC.
(Registrant)

February 28, 2012	By:	/s/ Gordon R. Kanofsky
Gordon R. Kanofsky
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Gordon R. Kanofsky	Gordon R. Kanofsky, Chief Executive Officer and Director	February 28, 2012
(principal executive officer)

/s/ Thomas M. Steinbauer	Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial	February 28, 2012
Officer, Treasurer and Director (principal financial officer)

/s/ Heather A. Rollo	Heather A. Rollo, Senior Vice President of Accounting	February 28, 2012
(principal accounting officer)

/s/ Larry A. Hodges	Larry A. Hodges, President, Chief Operating Officer and Director	February 28, 2012

/s/ Carl Brooks	Carl Brooks, Director	February 28, 2012

/s/ Luther P. Cochrane	Luther P. Cochrane, Director	February 28, 2012

/s/ Leslie Nathanson Juris	Leslie Nathanson Juris, Director	February 28, 2012

/s/ J. William Richardson	J. William Richardson, Director	February 28, 2012

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears on page F-2.
Ameristar Casinos, Inc.
Las Vegas, Nevada
February 28, 2012

/s/ Gordon R. Kanofsky	/s/ Thomas M. Steinbauer

Gordon R. Kanofsky	Thomas M. Steinbauer
Chief Executive Officer	Senior Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Ameristar Casinos, Inc. and subsidiaries:
We have audited Ameristar Casinos, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ameristar Casinos, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Ameristar Casinos, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ameristar Casinos, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2011 of Ameristar Casinos, Inc. and subsidiaries and our report dated February 28, 2012 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Las Vegas, Nevada
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Ameristar Casinos, Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ameristar Casinos, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ameristar Casinos, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Las Vegas, Nevada
February 28, 2012

AMERISTAR CASINOS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Amounts in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$85,719	$71,186
Restricted cash	5,925	5,925
Accounts receivable, net	5,401	7,391
Income tax refunds receivable	1,718	3,295
Inventories	6,577	7,158
Prepaid expenses and other current assets	27,146	12,567
Deferred income taxes	15,289	12,238
Total current assets	147,775	119,760
Property and Equipment, at cost:
Buildings and improvements	1,922,422	1,906,533
Furniture, fixtures and equipment	610,934	578,498
	2,533,356	2,485,031
Less: accumulated depreciation and amortization	(928,197)	(834,434)
	1,605,159	1,650,597
Land	83,403	83,403
Construction in progress	33,935	12,299
Total property and equipment, net	1,722,497	1,746,299
Goodwill	70,973	72,177
Other intangible assets	12,600	12,600
Deferred income taxes	—	20,884
Deposits and other assets	58,194	89,822
TOTAL ASSETS	$2,012,039	$2,061,542
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$33,665	$23,658
Construction contracts payable	3,183	2,257
Accrued liabilities	120,788	136,345
Current maturities of long-term debt	23,132	97,247
Total current liabilities	180,768	259,507
Long-term debt, net of current maturities	1,902,932	1,432,551
Deferred income taxes	15,058	—
Other long-term liabilities	3,859	18,464
Commitments and contingencies (Note 14)
Stockholders’ (Deficit) Equity:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — none	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 60,373,085 and 59,232,486 shares; Outstanding — 32,768,825 and 58,287,697 shares	604	592
Additional paid-in capital	310,331	278,726
Treasury stock, at cost (27,604,260 and 944,789 shares)	(487,230)	(20,228)
Retained earnings	85,717	91,930
Total stockholders’ (deficit) equity	(90,578)	351,020
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,012,039	$2,061,542
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands, except per share data)
Revenues:
Casino	$1,248,616	$1,247,034	$1,254,590
Food and beverage	138,192	134,854	135,941
Rooms	77,870	79,403	66,411
Other	28,905	30,559	32,692
	1,493,583	1,491,850	1,489,634
Less: Promotional allowances	(279,077)	(302,568)	(274,189)
Net revenues	1,214,506	1,189,282	1,215,445
Operating Expenses:
Casino	537,094	544,001	556,684
Food and beverage	59,467	64,451	65,633
Rooms	14,904	17,591	10,466
Other	10,519	12,419	14,240
Selling, general and administrative	259,151	244,964	241,853
Depreciation and amortization	105,922	109,070	107,005
Impairment of goodwill	—	21,438	111,700
Impairment of other intangible assets	—	34,791	—
Impairment of fixed assets	245	224	3,929
Net (gain) loss on disposition of assets	(45)	255	411
Total operating expenses	987,257	1,049,204	1,111,921
Income from operations	227,249	140,078	103,524
Other Income (Expense):
Interest income	15	452	515
Interest expense, net of capitalized interest	(106,623)	(121,233)	(106,849)
Loss on early retirement of debt	(85,311)	—	(5,365)
Other	(784)	1,463	2,006
Income (Loss) Before Income Tax Provision (Benefit)	34,546	20,760	(6,169)
Income tax provision (benefit)	27,752	12,130	(1,502)
Net Income (Loss)	$6,794	$8,630	$(4,667)
Earnings (Loss) Per Share:
Basic	$0.17	$0.15	$(0.08)
Diluted	$0.17	$0.15	$(0.08)
Cash Dividends Declared Per Share	$0.42	$0.42	$0.42
Weighted-Average Shares Outstanding:
Basic	40,242	58,025	57,543
Diluted	41,136	58,818	57,543
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Net income (loss)	$6,794	$8,630	$(4,667)
Change in fair value of interest rate swap agreements	—	16,274	11,021
Total Comprehensive Income	$6,794	$24,904	$6,354

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Capital Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(Amounts in thousands)
Balance, December 31, 2008	57,301	$581	$246,662	$(27,295)	$(17,719)	$136,551	$338,780
Net loss	—	—	—	—	—	(4,667)	(4,667)
Change in fair value of interest rate swap agreements	—	—	—	11,021	—	—	11,021
Total comprehensive income							6,354
Exercise of stock options and issuance of restricted shares	480	5	2,135	—	—	—	2,140
Tax effect from stock-based arrangements	—	—	910	—	—	—	910
Dividends	—	—	—	—	—	(24,195)	(24,195)
Stock-based compensation expense	—	—	12,875	—	—	—	12,875
Purchases of treasury stock	(51)	—	—	—	(871)	—	(871)
Balance, December 31, 2009	57,730	586	262,582	(16,274)	(18,590)	107,689	335,993
Net income	—	—	—	—	—	8,630	8,630
Change in fair value of interest rate swap agreements	—	—	—	16,274	—	—	16,274
Total comprehensive income							24,904
Exercise of stock options and issuance of restricted shares	659	6	2,232	—	—	—	2,238
Tax effect from stock-based arrangements	—	—	(412)	—	—	—	(412)
Dividends	—	—	—	—	—	(24,389)	(24,389)
Stock-based compensation expense	—	—	14,324	—	—	—	14,324
Purchases of treasury stock	(101)	—	—	—	(1,638)	—	(1,638)
Balance, December 31, 2010	58,288	592	278,726	—	(20,228)	91,930	351,020
Net income	—	—	—	—	—	6,794	6,794
Progressive jackpot liability cumulative adjustment	—	—	—	—	—	3,412	3,412
Exercise of stock options and issuance of restricted shares	1,140	12	7,262	—	—	—	7,274
Tax effect from stock-based arrangements	—	—	(2)	—	—	—	(2)
Dividends	—	—	—	—	—	(16,419)	(16,419)
Stock-based compensation expense	—	—	24,345	—	—	—	24,345
Purchases of treasury stock	(26,659)	—	—	—	(467,002)	—	(467,002)
Balance, December 31, 2011	32,769	$604	$310,331	$—	$(487,230)	$85,717	$(90,578)
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$6,794	$8,630	$(4,667)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	105,922	109,070	107,005
Amortization of debt issuance costs and debt discounts	6,290	10,203	7,876
Loss on early retirement of debt	85,311	—	5,365
Stock-based compensation expense	24,345	14,324	12,875
Impairment of goodwill	—	21,438	111,700
Impairment of other intangible assets	—	34,791	—
Impairment of fixed assets	245	224	3,929
Net (gain) loss on disposition of assets	(45)	255	411
Net change in deferred income taxes	32,987	2,894	(18,846)
Excess tax benefit from stock option exercises	—	—	(910)
Net change in fair value of swap agreements	—	1,015	(523)
Net change in deferred compensation liability	39	1,938	(1,795)
Changes in operating assets and liabilities:
Restricted cash	—	500	—
Accounts receivable, net	1,990	657	4,587
Income tax refunds receivable	1,577	14,109	(17,404)
Inventories	581	577	191
Prepaid expenses	191	645	(5,183)
Accounts payable	9,937	(6,636)	2,774
Income taxes payable	—	—	(2,653)
Accrued liabilities	(22,815)	4,193	15,450
Net cash provided by operating activities	253,349	218,827	220,182
Cash Flows from Investing Activities:
Capital expenditures	(82,629)	(58,396)	(136,615)
Net change in construction contracts payable	926	(6,489)	(28,375)
Proceeds from sale of assets	309	405	527
Decrease (increase) in deposits and other non-current assets	29,111	(5,526)	(8,478)
Net cash used in investing activities	(52,283)	(70,006)	(172,941)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	2,074,250	12,000	671,485
Principal payments of debt	(1,753,835)	(161,794)	(644,594)
Debt issuance and amendment costs	(30,799)	(133)	(29,349)
Cash dividends paid	(16,419)	(24,389)	(24,195)
Proceeds from stock option exercises and restricted share issuances	7,274	2,238	2,140
Purchases of treasury stock	(467,002)	(1,638)	(871)
Tax effect from stock-based arrangements	(2)	(412)	910
Net cash used in financing activities	(186,533)	(174,128)	(24,474)
Net Increase (Decrease) in Cash and Cash Equivalents	14,533	(25,307)	22,767
Cash and Cash Equivalents — Beginning of Year	71,186	96,493	73,726
Cash and Cash Equivalents — End of Year	$85,719	$71,186	$96,493
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$97,482	$118,149	$95,066
Cash (received) paid for federal and state income taxes (net of refunds received)	$(6,522)	$(3,144)	$36,958
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation
The accompanying consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates eight casino properties in seven markets. The Company’s portfolio of casinos consists of: Ameristar Casino Resort Spa St. Charles (serving the St. Louis, Missouri metropolitan area); Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area); Ameristar Casino Hotel Council Bluffs (serving the Omaha, Nebraska metropolitan area and southwestern Iowa); Ameristar Casino Resort Spa Black Hawk (serving the Denver, Colorado metropolitan area); Ameristar Casino Hotel Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Casino Hotel East Chicago (serving the Chicagoland area); and Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada (serving Idaho and the Pacific Northwest). The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
The Company has evaluated certain events and transactions occurring after December 31, 2011 and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements and notes thereto for the year ended December 31, 2011.
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
Restricted cash
On September 2, 2003, the Company entered into a trust participation agreement with an insurance provider. At December 31, 2011 and 2010, the Company has $5.9 million deposited in a trust account as collateral for the Company’s obligation to reimburse the insurance provider for the Company’s workers’ compensation claims. The Company is permitted to invest the trust funds in certain investment vehicles with stated maturity dates not to exceed six months. Any interest or other earnings are disbursed to the Company. The Company utilized Level 1 inputs as described in “Note 8 - Fair value measurements” to determine fair value.
Accounts receivable
Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. The increase in the allowance for doubtful accounts is recorded in the financial statements as an operating expense. Management believes that as of December 31, 2011, no significant concentrations of credit risk existed for which an allowance had not already been recorded.
At December 31, 2011 and 2010, total accounts receivable were $5.8 million and $8.8 million, respectively. Gaming receivables were $1.2 million and $4.0 million at December 31, 2011 and 2010, respectively, and are included in the Company’s accounts receivable balance. As of December 31, 2011 and 2010, an allowance of $0.4 million and $1.4 million, respectively, has been applied to reduce total accounts receivable to amounts anticipated to be collected.
Inventories
Inventories primarily consist of food and beverage items, gift shop and general store retail merchandise, engineering and slot supplies, uniforms, linens, china and other general supplies. Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted-average basis.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalization and depreciation
Property and equipment are recorded at cost, including capitalized interest cost associated with major development and construction projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. Interest of $0.5 million, $0.7 million and $9.0 million was capitalized for the years ended December 31, 2011, 2010 and 2009, respectively.
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
Buildings and improvements        5 to 40 years
Furniture, fixtures and equipment        3 to 10 years
Gains or losses on dispositions of property and equipment are included in the consolidated statements of operations.
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
In 2011, 2010 and 2009, the Company recorded impairment charges of $0.2 million, $0.2 million and $3.8 million, respectively, related to previously capitalized design costs on discontinued expansion projects.
Goodwill and other intangible assets
Goodwill represents the excess of the purchase price over fair market value of net assets acquired in business combinations. Other intangible assets include gaming licenses, trade names and player lists. Intangible assets are reviewed for impairment at least annually and more frequently if events or circumstances indicate a possible impairment. The Company tests for goodwill and indefinite-lived intangible asset impairment annually and between annual tests in certain circumstances.
The Company performs the annual goodwill impairment assessment by qualitatively evaluating events and circumstances that have occurred since the last quantitative test. The Company considers both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and makes a determination of whether it is more likely than not that the fair value of the reporting unit being tested is less than its carrying amount. If it is more likely than not the reporting unit’s fair value is determined to be less than the carrying amount, the Company is required to perform a two-step quantitative impairment test. If, based on the qualitative analysis, the fair value is more likely than not to be greater than the carrying amount, the Company is not required to perform the two-step impairment test.
Under the two-step quantitative assessment, goodwill is tested for impairment using a discounted cash flow analysis based on the estimated future results of the relevant reporting unit. Under the first step, the Company compares the estimated fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value in step one, step two of the impairment test is performed. In step two, the Company determines the implied value of goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the implied fair value of the goodwill is less than the carrying value, the excess carrying amount is recorded as an impairment charge.
The Company tests its gaming license indefinite-lived intangible asset annually using a discounted cash flow method. If the carrying value exceeds the estimated fair value, an impairment charge is recorded.
See also “Note 13 - Goodwill and other intangible assets.”

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The estimated departmental costs of providing complimentary food and beverage, rooms, entertainment and other are included in casino operating expenses and consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Food and beverage	$54,575	$50,276	$50,003
Rooms	13,556	11,669	12,681
Entertainment	679	2,517	3,026
Other	2,194	2,469	3,632
	$71,004	$66,931	$69,342
Guest Rewards Programs
The Company’s guest rewards programs allow guests to earn certain point-based cash rewards or complimentary goods and services based on the volume of the guests’ gaming activity. Guests can accumulate reward points over time that they may redeem at their discretion under the terms of the programs. The reward credit balance is forfeited if a guest does not earn any reward credits over the subsequent 12-month period. As a result of the ability of the guest to bank the reward points, the Company accrues the expense of reward points, after giving effect to estimated forfeitures, as they are earned. The accruals are based on historical data, estimates and assumptions regarding the mix of rewards that will be redeemed and the costs of providing those rewards. The retail value of the point-based cash rewards or complimentary goods and services is netted against revenue as a promotional allowance. At December 31, 2011 and 2010, the outstanding guest reward point liability was $16.0 million and $13.9 million, respectively.
Cash, Hotel and Food Coupons
The Company’s gaming guests may be awarded cash, hotel and food coupons based, in part, on their gaming play volume. The coupons are provided on a discretionary basis to induce future play and are redeemable within a short time period (generally seven days for cash coupons and one month for hotel and food coupons). There is no ability to renew or extend the offer. The Company recognizes a reduction in revenue as a promotional allowance for these coupons when the coupons are redeemed.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising
The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was approximately $30.3 million, $26.1 million and $27.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where the Company operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of Accounting Standards Codification (“ASC”) 740, which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance utilizes a two-step approach for evaluating tax positions. Recognition (Step I) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not (i.e., the likelihood of occurrence is greater than 50%) to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement.
The tax positions that fail to qualify for initial recognition are to be recognized in the first subsequent interim period in which they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized. As applicable, the Company recognizes accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.
Earnings (loss) per share
The Company calculates earnings (loss) per share in accordance with ASC Topic 260. Basic earnings (loss) per share are computed by dividing reported earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the years ended December 31, 2011 and 2010, all outstanding options with an exercise price lower than the average market price for the period have been included in the calculation of diluted earnings per share. For the year ended December 31, 2009, diluted loss per share excludes the additional dilution from all potentially dilutive securities such as stock options and restricted stock units.
The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings (loss) per share consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Weighted-average number of shares outstanding-basic earnings (loss) per share	40,242	58,025	57,543
Dilutive effect of stock options and restricted stock units	894	793	—
Weighted-average number of shares outstanding-diluted earnings (loss) per share	41,136	58,818	57,543
For the years ended December 31, 2011, 2010 and 2009, the potentially dilutive stock options excluded from the earnings (loss) per share computation, as their effect would be anti-dilutive, totaled 2.5 million, 3.3 million and 3.2 million, respectively.
Accounting for stock-based compensation
The Company has various stock incentive plans for directors, officers, employees, consultants and advisers of the Company. The plans permit the grant of non-qualified stock options, incentive (qualified) stock options, restricted stock awards, restricted stock units, performance share units or any combination of the foregoing. In accordance with ASC Topic 718, the Company’s cost relating to stock-based payment transactions is measured by reference to the fair value of the equity instruments at the date at which they are granted. The fair value of each time-vested option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, while the fair value of market performance-based stock options is calculated using the Monte Carlo simulation model. The models require estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the equity grant. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized in selling, general and administrative expenses in the consolidated statements of operations over the vesting period during which the employee provides service in exchange for the award. The guidance for stock-based compensation

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

also requires an estimate of the number of awards that will be forfeited and updating that number based on actual forfeitures.
Recently adopted accounting pronouncements
ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities
The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot since the machine can legally be removed from the gaming floor without payment of the base amount. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. As required under this guidance, the Company recorded a cumulative-effect adjustment to opening retained earnings in the period of adoption. Under the gaming regulations in the various jurisdictions in which the Company operates, the removal of base jackpots is not prohibited and upon adoption, the Company reduced its recorded accrual by $5.6 million ($3.4 million net of tax) with a corresponding cumulative-effect increase to retained earnings.
ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS
The FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance amends and converges U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measuring amounts at fair value as well as disclosures regarding these measurements. The update became effective in the fourth quarter of 2011. The adoption of this Topic did not have a material impact on the Company’s consolidated financial statements.
ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income
The FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in June 2011. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders’ equity, among other items. The guidance requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The FASB deferred the requirement for companies to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements in ASU No. 2011-12; however, the presentation requirement under ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Since the update only requires a change in presentation, the early adoption of this Topic did not have a material impact on the Company’s consolidated financial statements.
ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment
The FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment in September 2011. This update simplifies how entities test goodwill for impairment. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount by assessing qualitative factors. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The early adoption of this Topic did not have a material impact on the Company’s consolidated financial statements.
Note 3 — Missouri Development District receivables
In 1997, the Missouri 210 Highway Transportation Development District (the “Highway 210 District”) was formed to finance a highway improvement project near the Kansas City property prior to the Company’s purchase of that property. In December 2000, the Company purchased the Kansas City property and assumed several agreements related to the Highway 210 District, including a guarantee by the Kansas City property to fund any shortfall payments related to the Highway 210 District’s debt service obligations. Through December 31, 2011, the Company had funded $2.0 million in shortfall payments. Under the agreements, the Company is entitled to be reimbursed for the shortfall payments plus accrued interest by the Highway 210 District. The Company has classified these shortfall payments as a long-term receivable included in deposits and other assets in the accompanying consolidated financial statements and anticipates that it will be reimbursed in full from the Highway 210 District’s future available cash flows.
In 2005, the St. Charles Riverfront Transportation Development District (the “Riverfront District”) was formed to finance certain improvements to the access roads near the St. Charles property. The St. Charles Riverfront Community Improvement District was also formed in 2005 to provide incremental funding to the Riverfront District. In connection with the establishment of the Riverfront District, the Company agreed to pay certain costs associated with the road improvements and related administrative

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs. Under the Riverfront District agreements, the Company is entitled to be reimbursed for these costs plus accrued interest. As of December 31, 2011, the Company had a balance due from the Riverfront District of approximately $14.7 million. The Company has classified these payments as a long-term receivable included in deposits and other assets in the accompanying consolidated financial statements and anticipates it will be reimbursed in full from the Riverfront District’s future available cash flows.
Note 4 — Accrued liabilities
Major classes of accrued liabilities consisted of the following as of December 31:

	2011	2010
	(Amounts in thousands)
Compensation and related benefits	$30,336	$29,600
East Chicago local development agreement liability	674	27,988
Taxes other than state and federal income taxes	27,713	27,878
Progressive slot machine and related accruals	9,423	13,094
Players’ club rewards	16,038	13,882
Interest	14,041	11,190
Marketing and other accruals	22,563	12,713
	$120,788	$136,345

Note 5 — Federal and state income taxes
The components of the income tax provision (benefit) are as follows:

	Years Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Current:
Federal	$(14,093)	$2,340	$(4,908)
State	9,825	7,795	10,322
Total current	(4,268)	10,135	5,414
Deferred:
Federal	23,428	1,640	(4,193)
State	7,388	(849)	(3,927)
Total deferred	30,816	791	(8,120)
Tax benefit applied to reduce goodwill	1,204	1,204	1,204
Total	$27,752	$12,130	$(1,502)

The reconciliation of income tax at the federal statutory rate to the actual effective income tax rate is as follows:

	Years Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal benefit	40.1	19.7	(45.1)
Change in uncertain tax provisions	0.4	0.2	32.2
Nondeductible expenses for tax purposes	6.8	6.8	(17.8)
Tax credits	(2.0)	(3.8)	15.7
Other	—	0.5	4.3
	80.3%	58.4%	24.3%

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes consisted of the following:

	December 31,
	2011	2010
	(Amounts in thousands)
Deferred income tax assets:
Goodwill amortization	$116,902	$135,572
Net operating loss carryforwards	11,099	10,893
Deferred compensation	7,871	9,009
Accrued expenses	6,424	9,481
Stock-based compensation	16,444	13,961
Accrued vacation	2,109	2,242
Other	226	1,961
Total deferred income tax assets	161,075	183,119
Deferred income tax liabilities:
Property and equipment	(157,185)	(148,335)
Prepaid insurance	(1,489)	(1,662)
Other	(2,170)	—
Total deferred income tax liabilities	(160,844)	(149,997)
Net deferred income tax assets	$231	$33,122
At December 31, 2011, the Company had available $250.8 million of state net operating loss carryforwards that relate to the Company’s Missouri properties and may be applied against future taxable income. The Company also had available $12.0 million of additional Colorado net operating losses that relate to the post-acquisition period for the Ameristar Black Hawk property. In general, the remaining unused federal and state net operating loss carryforwards will expire in 2020 through 2029. No valuation allowance has been provided against deferred income tax assets as the Company believes it is more likely than not that the deferred income tax assets are fully realizable because of the future reversal of existing taxable temporary differences, availability of tax strategies and future projected taxable income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2011	2010
	(Amounts in thousands)
Balance at beginning of year	$4,914	$5,067
Increases for tax positions of the current year	551	564
Increases for tax positions of prior years	143	—
Decreases for tax positions of prior years	(34)	(34)
Lapses of applicable statutes of limitations	(557)	(683)
Balance at end of year	$5,017	$4,914
As of December 31, 2011 and 2010, the total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.7 million and $1.1 million, respectively.
Interest and penalties related to income taxes are classified as income tax expense in the financial statements. As of December 31, 2011, accrued interest and penalties totaled $0.8 million, of which $0.5 million would affect the effective tax rate if recognized. As of December 31, 2010, accrued interest and penalties totaled $0.7 million, of which $0.5 million would affect the effective tax rate if recognized.
The Company files income tax returns in numerous tax jurisdictions. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year. With the normal expiration of statutes of limitations, the Company anticipates that the amount of unrecognized tax benefits will decrease by $0.6 million within the next 12 months. With few exceptions, the Company is no longer subject to federal or state examinations by taxing authorities for years ended on or before

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006.
The Company’s federal income tax returns for the years ended December 31, 2006 through December 31, 2009 are under examination by the Internal Revenue Service (the “IRS”). In May 2011, the IRS issued a letter challenging the Company’s method of accounting for certain repair and maintenance expenses. The Company disagrees with the IRS determination and has submitted a protest and a request for an appeals conference to the IRS. In January 2012, an informal ruling was released by the IRS that agreed to the Company’s current method of accounting for a portion of expenses incurred for repairs of its gaming equipment. The remaining portion of repair expenses continues to be challenged by the IRS.
The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome and impact the provision for income taxes.
Note 6 — Long-term debt
Long-term debt consisted of the following:

	December 31, 2011	December 31, 2010
	(Amounts in thousands)
Senior credit facility, secured by first priority security interests in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:
Revolving loan facility, at variable interest (3.0% at December 31, 2011); principal due April 14, 2016	$239,000	$—
Term loan A facility, at variable interest (3.0% at December 31, 2011); principal due April 14, 2016 subject to certain amortization requirements	200,000	—
Term loan B facility, at variable interest (4.0% at December 31, 2011); principal due April 14, 2018 subject to certain amortization requirements (net of $1,594 discount at December 31, 2011)	693,156	—
Prior revolving loan facility, at variable interest (3.5% at December 31, 2010); principal paid in full on April 14, 2011	—	510,000
Prior term loan facility, at variable interest (3.5% at December 31, 2010); principal paid in full on April 14, 2011	—	380,000
Senior notes, unsecured, 7.5% fixed interest, payable semi-annually on April 15 and October 15, principal due April 15, 2021 (net of $6,664 discount at December 31, 2011)	793,336	—
Senior notes, unsecured, 9.25% fixed interest, payable semi-annually on June 1 and December 1, principal due June 1, 2014 (net of $10,315 discount at December 31, 2010)	467	639,685
Other	105	113
	1,926,064	1,529,798
Less: Current maturities	(23,132)	(97,247)
	$1,902,932	$1,432,551

Maturities of the Company’s borrowings for each of the next five years and thereafter as of December 31, 2011 are as follows (amounts in thousands):

Year	Maturities
2012	$23,132
2013	32,005
2014	44,973
2015	107,006
2016	274,075
Thereafter	1,453,131
1,934,322
Debt discounts	(8,258)
Long-term debt, including current portion	$1,926,064

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The New Credit Facility agreement requires certain mandatory principal repayments prior to maturity for both term loans. The A term loan requires the following principal amortization: 3.75% in 2012; 12.5% in 2013; 18.75% in 2014; 50% in 2015; and the remaining 15% in 2016. The B term loan requires mandatory principal reductions of 1% per annum, with the remaining 93.25% due at maturity. In addition to the scheduled mandatory principal repayments of the term loans, the New Credit Facility agreement also requires permanent principal repayments of the term loans equal to 25% of Excess Cash Flow (as defined in the New Credit Facility agreement) if the Company’s Total Net Leverage Ratio is above 4.75:1 at year-end. Excess Cash Flow repayments are required to be made 120 days after the last day of each fiscal year and are allocated between both term loans on a pro-rata basis. The Company expects the Excess Cash Flow repayment for the year ended December 31, 2011 to be approximately $8.6 million.
At December 31, 2011, the Company’s principal debt outstanding under the New Credit Facility consisted of $239.0 million under the revolving loan facility, $200.0 million under the A term loan facility and $693.2 million (net of discount) under the B term loan facility. All mandatory principal repayments have been made through December 31, 2011. As of December 31, 2011, the amount of the revolving loan facility available for borrowing was $257.0 million, after giving effect to $4.0 million of outstanding letters of credit.
In connection with obtaining the New Credit Facility, certain of ACI’s subsidiaries, including each of its material subsidiaries (the “Guarantors”), entered into a guaranty (the “Guaranty”) pursuant to which the Guarantors guaranteed ACI’s obligations under the New Credit Facility. The obligations of ACI under the New Credit Facility, and of the Guarantors under the Guaranty, are secured by substantially all of the assets of ACI and the Guarantors.
The terms of the 2021 Notes are governed by an indenture. The 2021 Notes bear interest at a fixed rate of 7.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, with the initial interest payment made on October 15, 2011. The 2021 Notes mature on April 15, 2021. The 2021 Notes and the guarantees of the 2021 Notes are senior unsecured obligations of ACI and the Guarantors, respectively, and rank, in right of payment, equally with or senior to all existing or future unsecured indebtedness of ACI and each Guarantor, respectively, but are effectively subordinated in right of payment to the New Credit Facility indebtedness and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.
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
Proceeds from the Debt Refinancing were used to (i) repurchase substantially all of ACI’s outstanding 9.25% Senior Notes due 2014 tendered pursuant to ACI’s tender offer announced on March 29, 2011, including payment of the tender premium and accrued interest, (ii) prepay and permanently retire all of the indebtedness under the prior senior secured credit facility dated as of November 10, 2005 (and all commitments under the replaced senior secured credit facility were terminated), (iii) purchase 26,150,000 shares of ACI’s common stock from the Estate of Craig H. Neilsen (the “Estate”) and (iv) pay related fees and expenses.
In connection with the Debt Refinancing, the Company paid one-time fees and expenses totaling approximately $30.8 million, most of which was capitalized and will be amortized over the respective remaining terms of the 2021 Notes and New Credit

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility. During the quarter ended June 30, 2011, approximately $85.3 million relating to the tender premium and deferred debt issuance costs were expensed as a result of the early retirement of debt.

Debt covenants
The agreement governing the New Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of December 31, 2011, the Company was required to maintain a Total Net Leverage Ratio, calculated as consolidated debt (net of certain cash and cash equivalents) divided by EBITDA, as defined in the New Credit Facility agreement, of no more than 7.00:1, and a Senior Secured Net Leverage Ratio, calculated as senior secured debt (net of certain cash and cash equivalents) divided by EBITDA, of no more than 4.50:1. As of December 31, 2011, the Company’s Total Net Leverage Ratio was 5.04:1. The Senior Secured Net Leverage Ratio as of December 31, 2011 was 2.86:1. Under the New Credit Facility, as of December 31, 2011, the Company was required to maintain an Interest Expense Coverage Ratio, calculated as EBITDA divided by cash interest expense, of at least 2.00:1. As of December 31, 2011, the Interest Expense Coverage Ratio was 3.29:1.
The New Credit Facility permits the Company to make annual dividend payments of up to $12.0 million from April 14, 2011 through December 31, 2011 and up to $16.0 million during any fiscal year thereafter, with any unused portion of such amount permitted to be carried over to future years. For the year ended December 31, 2011, the Company paid dividends totaling $16.4 million, of which $10.3 million was paid after April 14, 2011.
The New Credit Facility limits the Company’s capital expenditures to $80.0 million during any fiscal year through the final maturity of the New Credit Facility, with any unused portion of such amount permitted to be carried over to future years. As of December 31, 2011, capital expenditures made during the term of the New Credit Facility totaled $69.3 million.
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
As of December 31, 2011 and 2010, the Company was in compliance with all applicable covenants under the credit facilities and the senior notes outstanding at the respective dates.
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
In 2008, the Company entered into two forward interest rate swaps with two different commercial banks to fix the interest rate on certain LIBOR-based borrowings under its credit facility. Both swaps were designated as cash flow hedges. Pursuant to each of the interest rate swap agreements, the Company was obligated to make quarterly fixed rate payments to the counterparty, while the counterparty was obligated to make quarterly variable rate payments to the Company based on three-month LIBOR on the same notional amount.
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
As of December 31, 2011 and 2010, the fair value of the interest rate swap liability was zero due to the expiration of both interest rate swap agreements on July 19, 2010. For the year ended December 31, 2010, the swaps increased the Company’s interest expense by $16.8 million.
There was no net tax effect on other comprehensive income for the interest rate swaps for the year ended December 31, 2011. The net tax effect on other comprehensive income for the interest rate swaps for the year ended December 31, 2010 was $10.6 million.

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
The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2011 (amounts in thousands):

	Fair Value Measurements Using:
	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation plan assets	$—	$15,333	$—
Liabilities:
Deferred compensation plan liabilities	$—	$12,840	$—
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
Fair value of long-term debt
The estimated fair value of the Company’s long-term debt at December 31, 2011 was approximately $1.951 billion, versus its book value of $1.926 billion. The estimated fair value of the Company’s long-term debt at December 31, 2010 was approximately $1.559 billion, versus its book value of $1.530 billion. The estimated fair value of the outstanding notes and the term loan facility debt was based on quoted market prices on or about December 31, 2011 and December 31, 2010. The estimated fair value of the revolving loan facility debt was based on its bid price on or about December 31, 2011 and December 31, 2010.
Note 9 — Leases
Operating leases
The Company maintains operating leases for certain office and other facilities, vehicles, office equipment, signage and land. Rent expense under operating leases totaled $4.5 million, $4.4 million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum lease payments required under operating leases for each of the five years subsequent to December 31, 2011 and thereafter are as follows (amounts in thousands):

Year	Payments
2012	$4,006
2013	1,273
2014	781
2015	403
2016	52
Thereafter	—
$6,515

Note 10 — Benefit plans
401(k) plan
The Company maintains a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements. Plan participants can elect to defer pre-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 50% of eligible participants’ deferrals that do not exceed 4% of their pay (subject to limitations imposed by the Internal Revenue Code). The Company’s matching contributions were $1.8 million, $2.1 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Neither the 401(k) plan nor any other Company benefit plan holds or invests in shares of the Company’s common stock or derivative securities based on the Company’s common stock.
Health benefit plan
The Company maintains a qualified employee health benefit plan that is self-funded by the Company with respect to claims up to a certain amount. The plan requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $28.3 million, $32.0 million and $27.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, estimated liabilities for unpaid and incurred but not reported claims totaled $3.4 million, compared to $4.1 million at December 31, 2010.
Deferred compensation plan
In 2001, the Company adopted a non-qualified deferred compensation plan for certain highly compensated employees, which was amended and restated effective January 1, 2008. Through the year ended December 31, 2011, the Company matched, on a dollar-for-dollar basis, up to the first 5% of participants’ annual salary deferrals and the first 5% of participants’ annual bonus deferrals in each participant's account. Matching contributions by the Company for the years ended December 31, 2011, 2010 and 2009 were $1.3 million, $1.2 million and $0.9 million, respectively. The Company’s obligation under the plan represents an unsecured promise to pay benefits in the future. In the event of bankruptcy or insolvency of the Company, assets of the plan would be available to satisfy the claims of general creditors. To increase the security of the participants’ deferred compensation plan benefits, the Company has established and funded a grantor trust (known as a “rabbi trust”). The rabbi trust is specifically designed so that assets are available to pay plan benefits to participants in the event the Company is unwilling or unable to pay the plan benefits for any reason other than bankruptcy or insolvency. As a result, the Company is prevented from withdrawing or accessing assets for corporate needs. Plan participants choose to receive a return on their account balances equal to the return on various investment options. The Company currently invests plan assets in an equity-based life insurance product of which the rabbi trust is the owner and beneficiary.
Effective December 31, 2011, ACI’s Board of Directors terminated the deferred compensation plan. A partial distribution of plan assets was made to participants in May 2011. The Company anticipates making a final distribution of plan assets to participants in the second quarter of 2012. As of December 31, 2011 and 2010, plan assets were $15.3 million and $18.2 million, respectively, and are reflected in prepaid expenses and other current assets in the 2011 presentation and deposits and other assets in the 2010 presentation in the accompanying consolidated balance sheets. The liabilities due the participants were $12.8 million and $15.7 million as of December 31, 2011 and 2010, respectively. In 2011, the liability balance is reflected in accrued liabilities and in 2010, it is reflected in other long-term liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2011, 2010 and 2009, net deferred compensation expense was $2.1 million, $1.4 million and $0.8 million, respectively.
Note 11 — Stock-based compensation
The Company provides benefits to its employees in the form of stock-based payments, such as grants of stock options and restricted stock units, whereby employees render service in exchange for shares or rights to shares. The maximum number of shares available for issuance under the currently effective plan is 9.1 million, subject to certain limitations. At December 31, 2011, 4.4 million shares were available for issuance. The Compensation Committee of ACI’s Board of Directors (the “Compensation Committee”) administers the Company’s stock incentive plans and has broad discretion to establish the terms of stock awards, including, without limitation, the power to set the term (up to 10 years), vesting schedule and exercise price of stock options.
For the years ended December 31, 2011, 2010 and 2009, total stock-based compensation expense was $24.3 million, $14.3 million and $12.9 million, respectively. As of December 31, 2011, there was approximately $27.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.
In October 2011, the Compensation Committee approved certain modifications to awards outstanding under the stock incentive plans. The approved modifications included extending the lives of certain previously-granted stock option awards and providing for post-retirement vesting of certain stock options and restricted stock units to qualifying individuals. The Company recognized $7.3 million in non-cash stock-based compensation expense relating to these modifications in the fourth quarter of 2011.
In November 2011, the Compensation Committee granted certain members of senior management a total of 1.2 million market performance-based stock options that consist of three tranches. Provided that certain service requirements are satisfied, these tranches vest and become exercisable, if at all, on the earlier of (i) the date on which ACI’s common stock reaches certain market prices (as specified in the performance-based stock option award agreements) or (ii) the date on which a secondary vesting condition is met. The secondary vesting condition will be satisfied if the Company’s Total Shareholder Return (as defined in the award agreements) for the period from the date of grant through December 31, 2018 is greater than zero and is higher than the Total Shareholder Return of each of the specified peer companies.
The fair value of the performance-based stock option grants was approximately $5.2 million, with a weighted-average value of $4.55 per share. The annual amortization expense related to these options is estimated to be approximately $1.3 million, with approximately $0.1 million recognized in the fourth quarter of 2011.
Stock options
Stock options are valued at the date of award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. The outstanding time-vested stock options generally vest over four years and have 10-year contractual terms.
Summary information for all stock option activity under the Company’s plans is as follows:

	Years Ended December 31,
	2011		2010		2009
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(Amounts in thousands)		(Amounts in thousands)		(Amounts in thousands)
Outstanding at beginning of year	4,850	$20.46	5,090	$20.40	5,271	$20.37
Granted	1,761	19.12	664	15.70	690	18.02
Exercised	(523)	13.88	(265)	8.43	(274)	7.80
Forfeited or expired	(196)	23.33	(639)	20.32	(597)	23.13
Outstanding at end of year	5,892	$20.55	4,850	$20.46	5,090	$20.40
Options exercisable at end of year	3,328	$22.34	3,286	$21.59	3,309	$20.31
The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $3.7 million, $2.5 million and $2.4 million, respectively. The aggregate intrinsic value of options outstanding was $5.5 million, $4.4 million and $6.1 million at December 31, 2011, 2010 and 2009, respectively. The aggregate intrinsic value of options exercisable at December 31, 2011, 2010 and 2009 was $4.1 million, $3.4 million and $4.6 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on the applicable date. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of in-the-money options.
At December 31, 2011, the weighted-average remaining contractual life for stock options outstanding and stock options exercisable was 6.3 years and 4.2 years, respectively.
During the years ended December 31, 2011, 2010 and 2009, the amount of cash received by the Company from the exercise of stock options was $7.3 million, $2.2 million and $2.1 million, respectively.
The fair value of each time-vested option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, while the fair value of market performance-based stock options is calculated using the Monte Carlo simulation model. Expected volatility is based on historical volatility trends as well as implied future volatility observations as determined by independent third parties. In determining the expected life of the option grants, the Company uses historical data to estimate option exercise and employee termination behavior. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant. The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of ASC Topic 718.

	Years Ended December 31,
	2011	2010	2009
Weighted-average fair value per share of options granted during the year	$5.57	$5.73	$7.28
Weighted-average assumptions:
Expected stock price volatility	51.6%	51.5%	57.8%
Risk-free interest rate	1.4%	1.5%	2.3%
Expected option life (years)	6.2	4.6	4.5
Expected annual dividend yield	2.2%	2.4%	2.6%
The following table summarizes the Company’s unvested stock option activity for the year ended December 31, 2011:

	Shares	Weighted- Average Exercise Price (per Share)
	(Amounts in thousands)
Unvested at January 1, 2011	1,564	$18.08
Granted	1,761	19.12
Vested	(720)	20.67
Forfeited	(40)	18.84
Unvested at December 31, 2011	2,565	$18.23
Restricted stock units
For each of the three years ended December 31, 2011, 2010 and 2009, the Company granted restricted stock units in addition to stock options. The value of the restricted stock units at the date of grant is amortized through expense over the requisite service period using the straight-line method. The requisite service period for the restricted stock units that were granted is generally four years. The Company uses historical data to estimate employee forfeitures, which are compared to actual forfeitures on a quarterly basis and adjusted if necessary.
The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2011:

	Units	Weighted- Average Grant Date Fair Value (per Unit)
	(Amounts in thousands)
Unvested at January 1, 2011	1,698	$16.61
Granted	624	22.00
Vested	(601)	16.56
Forfeited	(43)	17.84
Unvested at December 31, 2011	1,678	$18.60
Note 12 — Stock repurchases
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
On September 15, 2011, ACI’s Board of Directors approved the repurchase of up to $75 million of ACI’s common stock in a stock repurchase program. The program provides that the shares may be repurchased by the Company through September 30, 2014 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. The Company expects to fund repurchases using available cash and its existing senior credit facility. The Company is not obligated to purchase any shares under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or terminated, at any time. During the year ended December 31, 2011, the Company repurchased 0.3 million shares under the stock repurchase program for $5.2 million at an average price of $16.23 per share, exclusive of commissions paid. During the years ended December 31, 2010 and 2009, the Company did not repurchase any shares of common stock in open market transactions.
The Company additionally received treasury shares in satisfaction of employees’ income tax withholding liability with respect to the settlement of certain restricted stock units. As of December 31, 2011, the aggregate cost of treasury shares received for these tax withholding obligations totaled $6.8 million.
As of December 31, 2011, a total of 27.6 million treasury shares had been acquired at an aggregate cost of $487.2 million, an average of $17.65 per share.
Note 13 — Goodwill and other intangible assets
The following tables summarize the activity relating to goodwill and other intangible assets:

	Weighted-Average Useful Lives	Original Gross Carrying Amount	Amortization/ Purchase Price Adjustments	Impairments	Net Carrying Amount at December 31, 2011
	(Amounts in thousands)
Goodwill:
Missouri properties acquisition	Indefinite	$86,435	$(15,467)	$—	$70,968
Other	Indefinite	5	—	—	5
Total Goodwill		86,440	(15,467)	—	70,973
Other Intangible Assets:
Ameristar East Chicago gaming license	Indefinite	231,400	—	(218,800)	12,600
Total Goodwill and Other Intangible Assets		$317,840	$(15,467)	$(218,800)	$83,573

	Weighted-Average Useful Lives	Original Gross Carrying Amount	Amortization/ Purchase Price Adjustments	Impairments	Net Carrying Amount at December 31, 2010
	(Amounts in thousands)
Goodwill:
Ameristar East Chicago acquisition	Indefinite	$262,247	$1,193	$(263,440)	$—
Missouri properties acquisition	Indefinite	86,435	(14,263)	—	72,172
Other	Indefinite	5	—	—	5
Total Goodwill		348,687	(13,070)	(263,440)	72,177
Other Intangible Assets:
Ameristar East Chicago gaming license	Indefinite	231,400	—	(218,800)	12,600
Ameristar East Chicago trade name and customer list	2.1 years	1,630	(1,630)	—	—
Ameristar St. Charles HOME nightclub service mark license	3.6 years	300	(109)	(191)	—
Total Other Intangible Assets		233,330	(1,739)	(218,991)	12,600
Total Goodwill and Other Intangible Assets		$582,017	$(14,809)	$(482,431)	$84,777
At December 31, 2011, the Company had approximately $71.0 million in goodwill related to the acquisition of the Missouri properties in December 2000 and $12.6 million in other intangible assets resulting from the acquisition of Ameristar East Chicago in September 2007. The Company performs an annual assessment of the goodwill and other indefinite-lived intangible assets for Ameristar East Chicago, Ameristar Kansas City and Ameristar St. Charles to determine if the carrying value exceeds the fair value. Additionally, the guidance requires an immediate impairment assessment if a change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The goodwill related to the Company’s Missouri properties was assessed during the fourth quarter of 2011 using a qualitative analysis outlined in ASU No. 2011-08 to determine whether the existence of events or circumstances would lead to the conclusion that it is more likely than not that the fair values are less than the carrying amounts. Events and circumstances considered in this review included macroeconomic conditions, new competition, temporary road construction near our properties, financial performance of the reporting units and other financial and non-financial events. Based on these factors, the Company concluded the fair value of the Missouri properties was not more likely than not less than the carrying amounts. Accordingly, the Company was not required to perform the two-step goodwill impairment analysis.
The Company also performed an annual impairment review of Ameristar East Chicago’s indefinite-lived gaming license in the fourth quarters of both 2011 and 2010. These reviews did not result in any impairment charges related to the gaming license.
In addition to its annual fourth quarter review, the Company performed an impairment review of Ameristar East Chicago’s goodwill and intangible assets in the second quarter of 2010. The permanent closure of a highway bridge near the East Chicago property during the fourth quarter of 2009 significantly adversely impacted forecasted financial results for the property. Closure of the bridge has made access to the property inconvenient for many of Ameristar East Chicago’s guests and has significantly impacted the property’s business levels and operating results. This Ameristar East Chicago impairment assessment resulted in a total of $56.0 million of non-cash impairment charges, with $21.4 million relating to the goodwill and $34.6 million relating to the gaming license. The impairment charge completely eliminated the carrying value of the goodwill. The East Chicago gaming license was reduced to $12.6 million.
In 2009, the Company recorded a total of $111.7 million in non-cash impairment charges for the goodwill related to the East Chicago property acquisition. The 2009 reduction in the value of the goodwill was attributable to the significant deterioration of the debt and equity capital markets, as well as a lowering of the Company’s growth assumptions for the property to reflect its then-current operating performance (relative to the assumptions at the time of acquisition) and the decline in general economic conditions, as well as a result of the bridge closure described above.
Intangible assets initially recorded as part of the Ameristar East Chicago acquisition included a customer list with an estimated value of $0.4 million and an estimated useful life of five years and a trade name with an estimated value of $1.2 million and an estimated useful life of one year. The East Chicago gaming license, which has an indefinite life, is not amortized.
During the third quarter of 2010, in addition to its annual fourth quarter review, the Company performed an impairment review of Ameristar St. Charles’ HOME nightclub service mark license due to the permanent closure of the nightclub. The impairment assessments performed resulted in a total of $0.2 million of impairment charges and completely eliminated the carrying value of the license. The license was acquired by the Company in 2009 to use certain trade names and other intellectual property related to the HOME nightclub at the St. Charles property.
For the year ended December 31, 2011, goodwill relating to the Missouri properties acquisition decreased $1.2 million. Goodwill will continue to be reduced through 2016 by annual tax benefits of $1.2 million resulting from differences in the values assigned to certain purchased assets for financial reporting and tax purposes.
The Company utilized Level 3 inputs as described in “Note 8 - Fair value measurements” to determine fair value relating to goodwill and intangible assets.
Note 14 — Commitments and contingencies
Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
East Chicago Local Development Agreement. Pursuant to a Modified Local Development Agreement (the “Modified LDA”), for the period beginning June 3, 2011, Ameristar Casino East Chicago, LLC (“ACEC”) is required to pay 1.625% of its adjusted gross receipts from operation of the casino (“AGR”) to the City of East Chicago, Indiana (the “City”) and 1.625% of its AGR to Foundations of East Chicago, Inc., an Indiana not-for-profit corporation (“FEC”), to be used by the recipients solely to support and assist economic development in the City through specified initiatives set forth in the Modified LDA and for reasonable and necessary administrative expenses. The Modified LDA provides that ACEC will make the payments to separate and segregated bank accounts maintained by each recipient within 20 days after the last day of each calendar month; provided, however, that if directed by the Indiana Gaming Commission (the “IGC”), ACEC must make the payments to one or more held bank accounts. ACEC’s sole obligation under the Modified LDA is to make the economic development payments described above, and it has no obligation to monitor or enforce the proper use of the payments by the recipients, which is the duty of the IGC. The Modified LDA will continue in effect until the termination or expiration of the East Chicago riverboat gaming license or until any final and non-appealable order or other action is taken by the IGC to disapprove or terminate the Modified LDA.
The Modified LDA modified and superseded in its entirety the prior local development agreement for the East Chicago casino (the “Prior LDA”), pursuant to which ACEC had been paying 2% of its AGR to FEC, 1% of its AGR to the City and 0.75% of its AGR to East Chicago Second Century, Inc., an Indiana corporation (“Second Century”), with the respective amounts payable to FEC and Second Century being deposited into two ACEC segregated bank accounts. On June 30, 2011, ACEC, the City, FEC and Second Century agreed in principle to accept the terms of the Modified LDA, allocate and distribute the funds in the two ACEC segregated bank accounts and dismiss with prejudice all pending claims against each other with respect to the Prior LDA and the Modified LDA. On September 29, 2011, the two lawsuits in which the Company was a defendant were dismissed with prejudice (except for certain claims not involving the Company). As of December 31, 2011 and 2010, the Company’s East Chicago LDA liability was $0.7 million and $28.0 million, respectively.
Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2011 and 2010, the estimated liabilities for unpaid and incurred but not reported claims totaled $9.4 million and $10.8 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.
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
The Company has provided an irrevocable standby letter of credit from a bank in support of obligations of the Development District for certain principal and interest on the revenue bonds. The amount outstanding under this letter of credit was $2.6 million as of December 31, 2011 and may be subsequently reduced as principal and interest mature under the revenue bonds. Additionally, the Company is obligated to pay any shortfall in the event that amounts on deposit are insufficient to cover the obligations under the bonds, as well as any costs incurred by the Development District that are not payable from the taxed revenues used to satisfy the bondholders. Through December 31, 2011, the Company had paid $2.0 million in shortfalls and other costs. As required by the agreements, the Company anticipates that it will be reimbursed for these shortfall payments by the Development District from future available cash flow, as defined, and has recorded a corresponding receivable as of December 31, 2011.

Note 15 — Selected quarterly financial results (unaudited)
The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2011 and 2010.

	For the Fiscal Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Total
	(Amounts in thousands, except per share data)
Net revenues	$308,743	$305,094	$304,507	$296,162	$1,214,506
Income from operations	62,613	59,371	61,137	44,128	227,249
Income (loss) before income tax provision (benefit)(1)	38,014	(53,238)	32,214	17,558	34,546
Net income (loss)(1)	21,846	(41,313)	18,884	7,379	6,794
Basic earnings (loss) per share(2)	$0.37	$(1.10)	$0.58	$0.23	$0.17
Diluted earnings (loss) per share(2)(3)	$0.37	$(1.10)	$0.56	$0.22	$0.17

	For the Fiscal Quarters Ended
	March 31, 2010	June 30, 2010 (4)	September 30, 2010	December 31, 2010	Total
	(Amounts in thousands, except per share data)
Net revenues(1)	$302,619	$293,004	$299,567	$294,093	$1,189,282
Income (loss) from operations	52,751	(5,998)	48,713	44,612	140,078
Income (loss) before income tax provision (benefit)(1)	18,844	(40,667)	21,718	20,866	20,760
Net income (loss)(1)	10,678	(24,892)	11,924	10,921	8,630
Basic earnings (loss) per share(2)	$0.18	$(0.43)	$0.20	$0.19	$0.15
Diluted earnings (loss) per share(2)	$0.18	$(0.43)	$0.20	$0.18	$0.15
_______________________________________

(1)	The sum of the amounts for the four quarters does not equal the total for the year due to rounding.

(2)
Because earnings (loss) per share amounts are calculated using the weighted-average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per-share amounts for the four quarters may not equal the total earnings (loss) per share amounts for the year.

(3)
In April 2011, the Company obtained $2.2 billion of new debt financing. A portion of the proceeds from the new debt financing was used to purchase 26,150,000 shares of ACI’s common stock held by the Estate. The share repurchase reduced the Company’s outstanding shares by approximately 45%. The reduction in the Company’s weighted-average shares outstanding from the Repurchase Transaction benefited 2011 diluted earnings per share by $0.54.

(4)
As discussed in “Note 13 — Goodwill and other intangible assets,” the Company impaired a portion of the goodwill and gaming license acquired in the purchase of the East Chicago property. The pre-tax impairment charges recorded in the second quarter of 2010 totaled $56.0 million. This charge adversely impacted diluted earnings per share by $0.56.