Form 10-Q
period 2012-03-31
AMERISTAR CASINOS INC
filed 2012-05-09
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2012, 32,967,954 shares of Common Stock of the registrant were outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q
INDEX

Page No(s).
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

A. Consolidated Balance Sheets at March 31, 2012 and December 31, 2011	3

B. Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011	4

C. Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011	5

D. Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011	6

E. Notes to Consolidated Financial Statements	7 — 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 — 21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II. OTHER INFORMATION

Item 6. Exhibits	23

SIGNATURES	24
EX-4.2
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	March 31, 2012	December 31,
	(Unaudited)	2011
ASSETS
Current Assets:
Cash and cash equivalents	$92,729	$85,719
Restricted cash	5,925	5,925
Accounts receivable, net	5,285	5,401
Income tax refunds receivable	386	1,718
Inventories	6,273	6,577
Prepaid expenses and other current assets	32,063	27,146
Deferred income taxes	15,998	15,289
Total current assets	158,659	147,775
Property and Equipment, at cost:
Buildings and improvements	1,925,452	1,922,422
Furniture, fixtures and equipment	610,921	610,934
	2,536,373	2,533,356
Less: accumulated depreciation and amortization	(943,454)	(928,197)
	1,592,919	1,605,159
Land	100,352	83,403
Construction in progress	33,685	33,935
Total property and equipment, net	1,726,956	1,722,497
Goodwill	70,672	70,973
Other intangible assets	12,600	12,600
Deposits and other assets	57,441	58,194
TOTAL ASSETS	$2,026,328	$2,012,039
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$17,792	$33,665
Construction contracts payable	1,035	3,183
Accrued liabilities	136,366	120,788
Current maturities of long-term debt	17,005	23,132
Total current liabilities	172,198	180,768
Long-term debt, net of current maturities	1,879,486	1,902,932
Deferred income taxes	16,821	15,058
Other long-term liabilities	3,661	3,859
Commitments and contingencies (Note 11)
Stockholders’ Deficit:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — none	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 60,581,138 and 60,373,085 shares; Outstanding — 32,966,056 and 32,768,825 shares	606	604
Additional paid-in capital	318,035	310,331
Treasury stock, at cost (27,615,082 and 27,604,260 shares)	(487,451)	(487,230)
Retained earnings	122,972	85,717
Total stockholders’ deficit	(45,838)	(90,578)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,026,328	$2,012,039
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Casino	$319,707	$317,121
Food and beverage	34,691	35,169
Rooms	19,273	19,203
Other	6,906	7,222
	380,577	378,715
Less: Promotional allowances	(68,443)	(69,972)
Net revenues	312,134	308,743
Operating Expenses:
Casino	137,102	134,726
Food and beverage	14,131	15,570
Rooms	2,045	3,880
Other	2,351	2,603
Selling, general and administrative	61,048	63,036
Depreciation and amortization	26,521	26,444
Net gain on disposition of assets	(322)	(129)
Total operating expenses	242,876	246,130
Income from operations	69,258	62,613
Other Income (Expense):
Interest income	20	2
Interest expense, net of capitalized interest	(26,885)	(25,055)
Other	947	454
Income Before Income Tax Provision	43,340	38,014
Income tax provision	1,974	16,168
Net Income	$41,366	$21,846
Earnings Per Share:
Basic	$1.26	$0.37
Diluted	$1.21	$0.37
Cash Dividends Declared Per Share	$0.125	$0.105
Weighted-Average Shares Outstanding:
Basic	32,858	58,322
Diluted	34,225	59,634
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$41,366	$21,846
Other comprehensive income	—	—
Total Comprehensive Income	$41,366	$21,846

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$41,366	$21,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,521	26,444
Amortization of debt issuance costs and debt discounts	1,349	2,165
Stock-based compensation expense	5,360	3,270
Net gain on disposition of assets	(322)	(129)
Net change in deferred income taxes	1,157	13,392
Net change in deferred compensation liability	204	716
Changes in operating assets and liabilities:
Accounts receivable, net	116	769
Income tax refunds receivable	1,332	3,295
Inventories	304	255
Prepaid expenses	(3,968)	(1,004)
Accounts payable	(15,873)	(8,035)
Income taxes payable	—	1,846
Accrued liabilities	14,425	16,796
Net cash provided by operating activities	71,971	81,626
Cash Flows from Investing Activities:
Capital expenditures	(30,982)	(10,868)
Decrease in construction contracts payable	(2,148)	(94)
Proceeds from sale of assets	324	281
Increase in deposits and other non-current assets	(414)	(1,392)
Net cash used in investing activities	(33,220)	(12,073)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	18,000	—
Principal payments of debt	(47,751)	(45,003)
Debt issuance and amendment costs	(4)	(1,300)
Cash dividends paid	(4,111)	(6,126)
Proceeds from stock option exercises and restricted share issuances	2,346	523
Purchases of treasury stock	(221)	(78)
Net cash used in financing activities	(31,741)	(51,984)
Net Increase in Cash and Cash Equivalents	7,010	17,569
Cash and Cash Equivalents — Beginning of Period	85,719	71,186
Cash and Cash Equivalents — End of Period	$92,729	$88,755
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$10,801	$8,323
Cash received for federal and state income taxes	$(587)	$(2,140)
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
Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies, significant accounting policies and bases of presentation are discussed where appropriate in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. In addition, critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.
The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
As required, the Company has evaluated certain events and transactions occurring after March 31, 2012 for disclosure in its consolidated financial statements and notes thereto. Subsequent to March 31, 2012, ACI made a private placement of $240 million principal amount of additional 7.50% Senior Notes due 2021. For further information, please refer to “Note 6 — Long-term debt.”
Note 2 — Accounting pronouncements
Recently adopted accounting pronouncements
ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS
The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance amends and converges U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measuring amounts at fair value as well as disclosures regarding these measurements. The update became effective in the fourth quarter of 2011. The adoption of this Topic did not have a material impact on the Company’s consolidated financial statements.
ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income
The FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in June 2011. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders’ equity, among other items. The guidance requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The FASB deferred the requirement for companies to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements in ASU No. 2011-12; however, the presentation requirement under ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Since the update only requires a change in presentation, the early adoption of this Topic in the fourth quarter

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of 2011 did not have a material impact on the Company’s consolidated financial statements.
ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment
The FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment in September 2011. This update simplifies how entities test goodwill for impairment. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount by assessing qualitative factors. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The early adoption of this Topic in the fourth quarter of 2011 did not have a material impact on the Company’s consolidated financial statements.
Note 3 — Stockholders’ deficit
Changes in stockholders’ deficit for the three months ended March 31, 2012 were as follows:

(Amounts in Thousands)
Balance at December 31, 2011	$(90,578)
Net income	41,366
Dividends	(4,111)
Stock-based compensation	5,360
Proceeds from exercise of stock options	2,346
Shares remitted for tax withholding	(221)
Balance at March 31, 2012	$(45,838)
Note 4 — Earnings per share
The Company calculates earnings per share in accordance with Accounting Standards Codification (“ASC”) Topic 260. Basic earnings per share are computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the three months ended March 31, 2012 and 2011, all outstanding options with an exercise price lower than the average market price for the period have been included in the calculation of diluted earnings per share.
The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Three Months Ended
	March 31,
	2012	2011
	(Amounts in Thousands)
Weighted-average number of shares outstanding - basic earnings per share	32,858	58,322
Dilutive effect of stock options and restricted stock units	1,367	1,312
Weighted-average number of shares outstanding - diluted earnings per share	34,225	59,634
For the three months ended March 31, 2012 and 2011, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 2.7 million and 3.0 million, respectively.
Note 5 — Goodwill and other intangible assets
As required under ASC Topic 350, the Company performs an annual assessment of its goodwill and other intangible assets to determine if the carrying value exceeds the fair value. Additionally, the guidance requires an immediate impairment assessment if a change in circumstances can materially negatively affect the fair value of the intangible assets. For the three months ended March 31, 2012 and 2011, there were no impairment charges relating to goodwill and indefinite-lived intangible assets. The Company will perform its annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of 2012.
The Company utilized Level 3 inputs as described in “Note 7 — Fair value measurements” to determine fair value relating to goodwill and intangible assets for the assessments described above.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 — Long-term debt
Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
	(Amounts in thousands)
Senior credit facility, secured by first priority security interests in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:
Revolving loan facility, at variable interest (2.7% at March 31, 2012 and 3.0% at December 31, 2011); principal due April 14, 2016	$211,000	$239,000
Term loan A facility, at variable interest (2.7% at March 31, 2012 and 3.0% at December 31, 2011); principal due April 14, 2016 subject to certain amortization requirements	200,000	200,000
Term loan B facility, at variable interest (4.0% at March 31, 2012 and December 31, 2011); principal due April 14, 2018 subject to certain amortization requirements (net of $1,538 and $1,594 discount at March 31, 2012 and December 31, 2011, respectively)	691,462	693,156
Senior notes, unsecured, 7.5% fixed interest, payable semi-annually on April 15 and October 15, principal due April 15, 2021 (net of $6,542 and $6,664 discount at March 31, 2012 and December 31, 2011, respectively)	793,458	793,336
Senior notes, unsecured, 9.25% fixed interest, payable semi-annually on June 1 and December 1, principal due June 1, 2014	467	467
Other	104	105
	1,896,491	1,926,064
Less: Current maturities	(17,005)	(23,132)
	$1,879,486	$1,902,932
On April 14, 2011, ACI obtained $2.2 billion of new debt financing (the “Debt Refinancing”), consisting of a $1.4 billion senior secured credit facility (the “Credit Facility”) and $800.0 million principal amount of unsecured 7.50% Senior Notes due 2021 (the “Original 2021 Notes”). The Credit Facility consists of (i) a $200 million A term loan that was fully borrowed at closing and matures in April 2016, (ii) a $700 million B term loan that was fully borrowed at closing and matures in April 2018 and (iii) a $500 million revolving loan facility, $368 million of which was borrowed at closing and which matures in April 2016. The Original 2021 Notes were sold at a price of 99.125% of the principal amount, and the $700.0 million B term loan was sold at a price of 99.75% of the principal amount. Upon the satisfaction of certain conditions, ACI has the option to increase the total amount available under the Credit Facility by up to the greater of an additional $200 million or an amount determined by reference to the Total Net Leverage Ratio (as defined in the Credit Facility agreement).
The A term loan and the revolving loan facility bear interest at the London Interbank Offered Rate (LIBOR) plus a LIBOR margin that is currently 2.50% per annum or the base rate plus 1.50% per annum, at ACI’s option. The B term loan bears interest at LIBOR (subject to a LIBOR floor of 1.0%) plus 3.0% per annum or the base rate (subject to a base rate floor of 2.0%) plus 2.0% per annum, at ACI’s option. The LIBOR margin for the A term loan and the revolving loan facility is subject to adjustment based on the Company’s Total Net Leverage Ratio as defined in the Credit Facility agreement. ACI pays a commitment fee on the unused portion of the revolving loan facility of 0.50% per annum, which is subject to reduction based on the Total Net Leverage Ratio.
The Credit Facility agreement requires certain mandatory principal repayments prior to maturity for both term loans. The A term loan requires the following principal amortization: 3.75% in 2012; 12.5% in 2013; 18.75% in 2014; 50% in 2015; and the remaining 15% in 2016. The B term loan requires mandatory principal reductions of 1% per annum, with the remaining 93.25% due at maturity. The Credit Facility agreement also requires permanent principal repayments of the term loans equal to 25% of Excess Cash Flow (as defined in the Credit Facility agreement) if the Company’s Total Net Leverage Ratio is above 4.75:1 at year-end. Excess Cash Flow repayments are required to be made 120 days after the last day of each fiscal year, are allocated between both term loans on a pro-rata basis and reduce on a dollar-for-dollar basis future scheduled mandatory principal repayments of the term loans. The Company’s Excess Cash Flow repayment for the year ended December 31, 2011 was approximately $8.6 million.
At March 31, 2012, the principal debt outstanding under the Credit Facility consisted of $211.0 million under the revolving loan facility, $200.0 million under the A term loan facility and $691.5 million (net of discount) under the B term loan facility. All mandatory principal repayments have been made through March 31, 2012. As of March 31, 2012, the amount of the revolving loan facility available for borrowing was $285.0 million, after giving effect to $4.0 million of outstanding letters of credit. In April 2012, the Company borrowed an additional $25.0 million under the revolving loan facility.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On April 26, 2012, ACI completed a private placement of $240.0 million principal amount of additional 7.50% Senior Notes due 2021 (the “Additional 2021 Notes” and, collectively with the Original 2021 Notes, the “2021 Notes”). The Additional 2021 Notes were issued under the same indenture dated as of April 14, 2011 pursuant to which ACI previously issued the Original 2021 Notes (the “Indenture”). The Additional 2021 Notes were sold at a price of 103% of the principal amount, resulting in a yield to maturity of 6.88%. The Company received net proceeds from the sale of the Additional 2021 Notes (after initial purchaser discounts and expenses and including the premium and accrued interest) of approximately $244.0 million. The Company used $236.0 million of the proceeds to repay all amounts outstanding under the revolving loan tranche of the Credit Facility (which amounts may be reborrowed from time to time) and the remaining proceeds for general corporate purposes.
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
The terms of the 2021 Notes are governed by the Indenture. The 2021 Notes bear interest at a fixed rate of 7.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The initial interest payment on the Additional 2021 Notes will be made on October 15, 2012. The 2021 Notes mature on April 15, 2021. The 2021 Notes and the guarantees of the 2021 Notes are senior unsecured obligations of ACI and the Guarantors, respectively, and rank, in right of payment, equally with or senior to all existing or future unsecured indebtedness of ACI and each Guarantor, respectively, but are effectively subordinated in right of payment to the Credit Facility indebtedness and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.
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
Proceeds from the Debt Refinancing were used to (i) repurchase substantially all of ACI’s outstanding 9.25% Senior Notes due 2014 tendered pursuant to ACI’s tender offer announced on March 29, 2011, including payment of the tender premium and accrued interest, (ii) prepay and permanently retire all of the indebtedness under ACI’s prior senior secured credit facility dated as of November 10, 2005 (and all commitments under the replaced senior secured credit facility were terminated), (iii) purchase 26,150,000 shares of ACI’s common stock from the Estate of Craig H. Neilsen (the “Estate”) and (iv) pay related fees and expenses.
In connection with the Debt Refinancing, the Company paid one-time fees and expenses totaling approximately $30.8 million, most of which was capitalized and will be amortized over the respective remaining terms of the 2021 Notes and Credit Facility. During the quarter ended June 30, 2011, approximately $85.3 million relating to the tender premium and deferred debt issuance costs were expensed as a result of the early retirement of debt.
Debt covenants
The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of March 31, 2012, the Company was required to maintain a Total Net Leverage Ratio, calculated as consolidated debt (net of certain cash and cash equivalents) divided by EBITDA, as defined in the Credit Facility agreement, of no more than 6.50:1, and a Senior Secured Net Leverage Ratio, calculated as senior secured debt (net of certain cash and cash equivalents) divided by EBITDA, of no more than 4.00:1. As of March 31, 2012 and December 31, 2011, the Company’s Total Net Leverage Ratio was 4.88:1 and 5.04:1, respectively. The Senior Secured Net Leverage Ratio as of March 31, 2012 and December 31, 2011 was 2.72:1 and 2.86:1, respectively. Under the Credit Facility agreement, as of March 31, 2012, the Company was required to maintain an Interest Expense Coverage Ratio, calculated as EBITDA divided by cash interest expense, of at least 2.00:1. As of March 31, 2012 and December 31, 2011, the Interest Expense Coverage Ratio was 3.33:1 and 3.29:1, respectively. On April 16, 2012, the Company entered into an amendment to the Credit Facility agreement to increase the maximum permitted Total Net Leverage Ratio for fiscal quarters ending in 2014 from 5.50:1 to 5.75:1 and for the fiscal quarters ending March 31, 2015 and June 30, 2015 from 5.25:1 to 5.50:1. The Company paid arrangement and consent fees totaling approximately $1.0 million in connection with the amendment, which were capitalized and will be amortized over the remaining terms of the Credit Facility.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
As of March 31, 2012 and December 31, 2011, the Company was in compliance with all applicable covenants under the Credit Facility agreement and the Indenture.
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
The following table presents the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2012 (amounts in thousands):

	Fair Value Measurements Using:
	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deferred compensation plan assets	$—	$16,280	$—
Liabilities:
Deferred compensation plan liabilities	$—	$13,993	$—
The fair value of the deferred compensation plan assets is based on the cash surrender value of rabbi trust-owned life insurance policies, which are invested in variable life insurance separate accounts that are similar to mutual funds. These investments are in the same accounts and purchased in substantially the same amounts as the deferred compensation plan participants’ selected investments, which represent the underlying liabilities to participants. Liabilities under the deferred compensation plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.
Effective December 31, 2011, ACI’s Board of Directors terminated the deferred compensation plan. A partial distribution of plan assets was made to participants in May 2011. As of April 30, 2012, plan assets were $16.2 million and plan liabilities were $14.0 million. The final distribution of liabilities due to participants of $14.0 million was paid out to participants in May 2012.
Fair value of long-term debt
The estimated fair value of the Company’s long-term debt at March 31, 2012 was approximately $1.944 billion, versus its book value of $1.896 billion. The estimated fair value of the Company’s long-term debt at December 31, 2011 was approximately $1.951 billion, versus its book value of $1.926 billion. The estimated fair value of the outstanding notes and the term loan facility debt was based on Level 2 inputs using quoted market prices on or about March 31, 2012 and December 31, 2011. The estimated fair value of the revolving loan facility debt was based on Level 2 inputs using estimated fair values of comparable debt instruments on or about March 31, 2012 and December 31, 2011.
Note 8 — Stock-based compensation
The Company accounts for its stock-based compensation in accordance with ASC Topic 718. Stock-based compensation expense totaled $5.4 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, no associated future income tax benefit was recognized. As of March 31, 2012, there

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

was approximately $28.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years.
The fair value of each time-vested option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, while the fair value of market performance-based stock options is calculated using a Monte Carlo simulation model. Expected volatility is based on historical volatility trends as well as implied future volatility observations as determined by independent third parties. In determining the expected life of the option grants, the Company uses historical data to estimate option exercise and employee termination behavior. The expected life represents an estimate of the time options will remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant. The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of ASC Topic 718.

	Three Months Ended
	March 31,
	2012	2011
Weighted-average fair value per share of options granted during the period	$6.36	$6.15
Weighted-average assumptions:
Expected stock price volatility	48.0%	47.6%
Risk-free interest rate	1.0%	1.9%
Expected option life (years)	4.8	4.6
Expected annual dividend yield	2.5%	2.1%
Stock option activity during the three months ended March 31, 2012 was as follows:

	Options (In Thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2011	5,892	$20.55
Granted	5	18.86
Exercised	(170)	13.83
Forfeited or expired	(125)	18.32
Outstanding at March 31, 2012	5,602	$20.80	6.2	$8,002
Exercisable at March 31, 2012	3,161	$22.77	4.2	$4,538
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on March 31, 2012. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $1.1 million and $0.4 million, respectively. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.
The following table summarizes the Company’s unvested stock option activity for the three months ended March 31, 2012:

	Shares	Weighted- Average Exercise Price (per Share)
	(Amounts in thousands)
Unvested at December 31, 2011	2,565	$18.23
Granted	5	18.86
Vested	(10)	15.85
Forfeited	(119)	18.09
Unvested at March 31, 2012	2,441	$18.24

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the Company’s unvested restricted stock unit activity for the three months ended March 31, 2012:

	Units	Weighted- Average Grant Date Fair Value (per Unit)
	(Amounts in thousands)
Unvested at December 31, 2011	1,678	$18.60
Granted	78	17.73
Vested	(83)	17.26
Forfeited	(50)	18.72
Unvested at March 31, 2012	1,623	$18.62
Note 9 — Stock repurchases
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
On September 15, 2011, ACI’s Board of Directors approved the repurchase of up to $75 million of ACI’s common stock in a stock repurchase program. The program provides that the shares may be repurchased by the Company through September 30, 2014 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. The Company expects to fund repurchases using available cash and borrowings under its Credit Facility. The Company is not obligated to purchase any shares under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or terminated, at any time. During the year ended December 31, 2011, the Company repurchased 0.3 million shares under the stock repurchase program for $5.2 million at an average price of $16.23 per share, exclusive of commissions paid. During the three months ended March 31, 2012, the Company did not repurchase any shares of common stock under the program.
Note 10 — Federal and state income taxes
At March 31, 2012 and December 31, 2011, unrecognized tax benefits totaled $4.9 million and $5.0 million, respectively. The total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.8 million at March 31, 2012 and $1.7 million at December 31, 2011. As of March 31, 2012, accrued interest and penalties totaled $0.8 million, of which $0.6 million would affect the effective tax rate if recognized.
The effective income tax rate was 4.6% for the three months ended March 31, 2012, compared to 42.5% for the same period in 2011. The decrease in the effective income tax rate was primarily attributable to a $15.7 million cumulative reduction in the income tax provision as a result of certain income tax elections made in the first quarter of 2012. Excluding the impact of these income tax elections, our effective tax rate for the three months ended March 31, 2012 would have been 43.5%.
The Company files income tax returns in numerous jurisdictions. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year. The Company anticipates that the net amount of unrecognized tax benefits will decrease by $0.8 million within the next 12 months, none of which would affect the effective tax rate if recognized.
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

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 — Commitments and contingencies
Litigation. From time to time, the Company is a party to litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At both March 31, 2012 and December 31, 2011, the estimated liabilities for unpaid and incurred but not reported claims totaled $9.4 million. The Company considers historical loss experience and certain unusual claims in estimating these liabilities. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.
Note 12 — Pending Creative Casinos of Louisiana acquisition
On March 14, 2012, the Company entered into a definitive agreement to acquire all of the equity interests of Creative Casinos of Louisiana, L.L.C. (“Creative”). Creative is the developer of a proposed luxury casino resort in Lake Charles, Louisiana, which it planned to brand as Mojito Pointe. This is the last remaining riverboat license available in Louisiana under current law. On March 15, 2012, the Louisiana Gaming Control Board approved an extension of the deadline to commence construction of the property to July 20, 2012 and approved certain scope changes that the Company believes will enhance the competitiveness of the property. Pursuant to the agreement, the Company agreed to a purchase price payable upon closing of the acquisition of $32.5 million inclusive of a $1.0 million escrow deposit that the Company paid following the approval of the construction extension.
Closing of the acquisition is subject to various customary conditions, including regulatory approval and certain third-party consents. The license conditions as revised by the Louisiana Gaming Control Board require the Company to invest at least $500 million in the project. The Company plans to fund the project through a combination of cash from operations and borrowings under the revolving loan facility that is described in “Note 6 — Long-term debt.” Assuming satisfaction of the closing conditions, the Company expects to commence construction in July 2012 and expects to open the resort in mid-2014.

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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Effect of Economic Conditions on Operations. Over the last few years, the weak economic conditions have adversely impacted our business volumes and the amount our guests spend at our properties. However, we have recently seen some indications of stability, including modest year-over-year improvements in consolidated net revenues for the last seven consecutive quarters. Additionally, we have implemented operating and marketing efficiencies and significantly reduced our cost structure in response to the weak economic conditions. These enhancements have improved our operating margins.

•
Growth Opportunities. We continue to look for advantageous opportunities to grow. We anticipate that our growth will come from disciplined expansions at selected properties and through strategic acquisitions and new developments.

In January 2012, we purchased a 40-acre site in Springfield, Massachusetts for approximately $16.9 million, with the intent to apply for the sole casino license for western Massachusetts and, if awarded, build a luxury hotel and entertainment resort.
On March 14, 2012, we entered into a definitive agreement to acquire all of the equity interests of Creative Casinos of Louisiana, L.L.C. (“Creative”). Creative is the developer of a proposed luxury casino resort in Lake Charles, Louisiana, which it planned to brand as Mojito Pointe. This is the last remaining riverboat gaming license available in Louisiana under current law. On March 15, 2012, the Louisiana Gaming Control Board approved an extension of the deadline to commence construction of the property to July 20, 2012 and approved certain scope changes that we believe will enhance the competitiveness of the property.
The purchase price payable upon closing of the acquisition is $32.5 million (inclusive of a $1.0 million deposit that we paid following approval of the construction extension). Closing of the purchase is subject to various customary conditions, including regulatory approval and certain third-party consents. The Ameristar Lake Charles resort will be developed on a 242-acre leased site and will include a casino, hotel, a variety of food and beverage outlets, an 18-hole golf course, tennis club, swimming pools, spa and other resort amenities. The Lake Charles market draws primarily from the Houston metropolitan area as well as other southeastern Texas and southwestern Louisiana communities. The license conditions as revised by the Louisiana Gaming Control Board require us to invest at least $500 million in the project. We anticipate funding the project through a combination of cash from operations and borrowings under our revolving loan facility. We expect to open the resort in mid-2014.

•
Recent Debt Offering. On April 26, 2012, we completed a private placement of $240.0 million principal amount of additional 7.50% Senior Notes due 2021 (the “Additional 2021 Notes”). The Additional 2021 Notes were issued under the same indenture as the $800.0 million principal amount of 7.50% Senior Notes due 2021 that we issued in April 2011. The Additional 2021 Notes were sold at a price of 103% of the principal amount, resulting in a yield to maturity of 6.88%. We received net proceeds from the sale of the Additional 2021 Notes of approximately $244.0 million. We used $236.0 million of the proceeds to repay all amounts outstanding under the revolving loan tranche of the Credit Facility (which amounts may be reborrowed from time to time) and the remaining proceeds for general corporate purposes.

•
Debt and Interest Expense. At March 31, 2012, total debt was $1.9 billion. Net repayments totaled $29.8 million during the first quarter of 2012, including $28.0 million net repayments of a portion of the principal balance outstanding under the revolving loan facility and $1.8 million for a quarterly amortization payment under the B term loan. After applying the proceeds from the sale of the Additional 2021 Notes to the outstanding revolving loan facility, we had $496.0 million available for borrowing under the revolving loan facility.

For the first quarter of 2012, our consolidated net interest expense increased by $1.8 million compared to the prior-year first quarter. As a result of the recent debt offering mentioned above, and based on current interest rates, we now expect increased interest expense for the remainder of 2012.

Results of Operations
The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES SUMMARY CONSOLIDATED FINANCIAL DATA (Dollars in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Consolidated Cash Flow Information:
Net cash provided by operating activities	$71,971	$81,626
Net cash used in investing activities	$(33,220)	$(12,073)
Net cash used in financing activities	$(31,741)	$(51,984)
Net Revenues:
Ameristar St. Charles	$68,209	$68,100
Ameristar Kansas City	56,349	57,104
Ameristar Council Bluffs	43,708	41,561
Ameristar Black Hawk	39,322	36,881
Ameristar Vicksburg	32,276	31,334
Ameristar East Chicago	57,519	58,764
Jackpot Properties	14,751	14,999
Consolidated net revenues	$312,134	$308,743
Operating Income (Loss):
Ameristar St. Charles	$19,063	$18,644
Ameristar Kansas City	17,920	16,940
Ameristar Council Bluffs	16,880	14,774
Ameristar Black Hawk	10,124	8,428
Ameristar Vicksburg	11,907	11,481
Ameristar East Chicago	8,488	7,592
Jackpot Properties	3,323	3,654
Corporate and other	(18,447)	(18,900)
Consolidated operating income	$69,258	$62,613
Operating Income Margins(1):
Ameristar St. Charles	27.9%	27.4%
Ameristar Kansas City	31.8%	29.7%
Ameristar Council Bluffs	38.6%	35.5%
Ameristar Black Hawk	25.7%	22.9%
Ameristar Vicksburg	36.9%	36.6%
Ameristar East Chicago	14.8%	12.9%
Jackpot Properties	22.5%	24.4%
Consolidated operating income margin	22.2%	20.3%
____________________________________

(1)	Operating income margin is operating income (loss) as a percentage of net revenues.

The following table presents detail of our net revenues:

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands, Unaudited)
Casino Revenues:
Slots	$283,957	$280,971
Table games	31,948	32,318
Other	3,802	3,832
Casino revenues	319,707	317,121
Non-Casino Revenues:
Food and beverage	34,691	35,169
Rooms	19,273	19,203
Other	6,906	7,222
Non-casino revenues	60,870	61,594
Less: Promotional Allowances	(68,443)	(69,972)
Total Net Revenues	$312,134	$308,743
     Net Revenues
Consolidated net revenues for the quarter ended March 31, 2012 improved by $3.4 million, or 1.1%, from the first quarter of 2011. Unseasonably mild winter weather conditions and the extra day due to leap year contributed to the consolidated net revenue improvement in 2012. First quarter 2012 net revenues improved on a year-over-year basis by 6.6% at Ameristar Black Hawk, 5.2% at Ameristar Council Bluffs, 3.0% at Ameristar Vicksburg and 0.2% at Ameristar St. Charles. A full quarter with new competition in the Chicagoland market and approximately two months with a new competitor in the Kansas City market resulted in year-over-year quarterly net revenue declines of 2.1% at Ameristar East Chicago and 1.3% at Ameristar Kansas City.
During the three months ended March 31, 2012, consolidated promotional allowances decreased $1.5 million, or 2.2%, from the corresponding 2011 period. Consolidated promotional allowances as a percentage of gross gaming revenues decreased from 22.1% in the first quarter of 2011 to 21.4% in the first quarter of 2012.
Operating Income
In the first quarter of 2012, we generated operating income of $69.3 million compared to $62.6 million in the same period in 2011. First quarter 2012 operating income improved on a year-over-year basis at six of our seven gaming locations, while operating income declined by 9.1% at the Jackpot Properties. Operating and marketing enhancements contributed to our improved consolidated operating income margin, as well as the mild winter weather conditions and the extra day due to leap year mentioned above.
For the three months ended March 31, 2012, corporate expense decreased to $18.4 million from $18.9 million for the same period in 2011. Prior-year operating income was adversely affected by $3.6 million in non-operating professional fees.
     Interest Expense
The following table summarizes information related to interest on our long-term debt:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in Thousands, Unaudited)
Interest cost	$27,100	$25,151
Less: Capitalized interest	(215)	(96)
Interest expense, net	$26,885	$25,055
Cash paid for interest, net of amounts capitalized	$10,801	$8,323
Weighted–average total debt outstanding	$1,940,644	$1,530,891
Weighted–average interest rate	5.5%	6.6%

For the quarter ended March 31, 2012, consolidated interest expense, net of amounts capitalized, increased $1.8 million, or 7.3%, from the 2011 first quarter. The increase is due primarily to the repurchase of shares from the Estate and the Debt Refinancing completed in the second quarter of 2011.
Income Taxes
Our effective income tax rate was 4.6% for the quarter ended March 31, 2012, compared to 42.5% for the corresponding 2011 period. The decrease in the effective income tax rate was primarily attributable to a $15.7 million cumulative reduction in the income tax provision as a result of certain income tax elections made in the first quarter of 2012. Excluding the impact of these income tax elections, our effective tax rate for the three months ended March 31, 2012 would have been 43.5%. For the remainder of 2012, we expect our quarterly effective income tax rate to be in a range of 39% to 41%.
Net Income
For the three months ended March 31, 2012, consolidated net income increased $19.5 million, or 89.4%. The year-over-year improvement in net income was mostly attributable to efficient revenue flow-through, the $15.7 million cumulative reduction in the income tax provision mentioned above and the absence of non-operational professional fees in the current period. Diluted earnings per share was $1.21 for the quarter ended March 31, 2012, compared to $0.37 for the corresponding prior-year quarter. First quarter 2012 diluted earnings per share benefited from the reduction in shares outstanding due to the repurchase of shares from the Estate that took place in the second quarter of 2011.
Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(In Thousands, Unaudited)
Net cash provided by operating activities	$71,971	$81,626
Cash Flows from Investing Activities:
Capital expenditures	(30,982)	(10,868)
Decrease in construction contracts payable	(2,148)	(94)
Proceeds from sale of assets	324	281
Increase in deposits and other non-current assets	(414)	(1,392)
Net cash used in investing activities	(33,220)	(12,073)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	18,000	—
Principal payments of debt	(47,751)	(45,003)
Debt issuance and amendment costs	(4)	(1,300)
Cash dividends paid	(4,111)	(6,126)
Proceeds from stock option exercises and restricted share issuances	2,346	523
Purchases of treasury stock	(221)	(78)
Net cash used in financing activities	(31,741)	(51,984)
Net Increase in Cash and Cash Equivalents	$7,010	$17,569
Our business is primarily conducted on a cash basis. Accordingly, operating cash flows follow trends in our operating income, excluding non-cash items. For the three months ended March 31, 2012, net cash provided by operating activities decreased $9.7 million from 2011, mostly as a result of changes in our accounts payable and prepaid account balances in 2012.
First quarter 2012 and 2011 capital expenditures included minor construction projects, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties. Also, in January 2012 we spent $16.9 million (including fees and commissions) to purchase approximately 40 acres of land in Springfield, Massachusetts as the site for a possible future casino resort.
During the quarter ended March 31, 2012, our Board of Directors declared a quarterly cash dividend of $0.125 per share, which was paid on March 15, 2012. On April 27, 2012, our Board of Directors declared a quarterly cash dividend of $0.125 per share payable to stockholders of record as of May 31, 2012, to be paid on June 15, 2012. During the three-month period ended March 31, 2011, the Board of Directors declared a quarterly cash dividend of $0.105 per share, which was paid on March 15, 2011.
On April 14, 2011, we obtained $2.2 billion of new debt financing (the “Debt Refinancing”), consisting of a $1.4 billion senior secured credit facility (the “Credit Facility”) and $800.0 million principal amount of unsecured 7.50% Senior Notes due 2021 (the “Original 2021 Notes”). The Credit Facility consists of (i) a $200 million A term loan that was fully borrowed at closing and matures in 2016, (ii) a $700 million B term loan that was fully borrowed at closing and matures in 2018 and (iii) a $500 million revolving loan facility, $368 million of which was borrowed at closing and which matures in 2016. Upon the satisfaction of certain conditions, we have the option to increase the total amount available under the Credit Facility by up to the greater of an additional $200 million or an amount determined by reference to our Total Net Leverage Ratio (as defined in the Credit Facility agreement).
The A term loan and the revolving loan facility bear interest at the London Interbank Offered Rate (LIBOR) plus a LIBOR margin that is currently 2.50% per annum or the base rate plus 1.50% per annum, at our option. The B term loan bears interest at LIBOR (subject to a LIBOR floor of 1.0%) plus 3.0% per annum or the base rate (subject to a base rate floor of 2.0%) plus 2.0% per annum, at our option. The LIBOR margin for the A term loan and the revolving loan facility is subject to adjustment based on our Total Net Leverage Ratio as defined in the Credit Facility agreement. We pay a commitment fee on the unused portion of the revolving loan facility of 0.50% per annum, which is subject to reduction based on the Total Net Leverage Ratio. Borrowings under the Credit Facility are secured by liens on substantially all of our assets.
The Credit Facility agreement requires certain mandatory principal repayments prior to maturity for both term loans. The A term loan requires the following principal amortization: 3.75% in 2012; 12.5% in 2013; 18.75% in 2014; 50% in 2015; and the remaining 15% in 2016. The B term loan requires mandatory principal reductions of 1% per annum, with the remaining 93.25% due at maturity. The Credit Facility agreement also requires permanent principal repayments of the term loans equal to 25% of Excess Cash Flow (as defined in the Credit Facility agreement) if our Total Net Leverage Ratio is above 4.75:1 at year-end. Excess Cash Flow repayments are required to be made 120 days after the last day of each fiscal year, are allocated between both the term loans on a pro-rata basis and reduce on a dollar-for-dollar basis future scheduled mandatory principal repayments of the term loans. Our Excess Cash Flow repayment for the year ended December 31, 2011 was approximately $8.6 million.
On April 26, 2012, we completed a private placement of $240.0 million principal amount of Additional 2021 Notes. The Additional 2021 Notes were issued under the same indenture dated as of April 14, 2011 pursuant to which we previously issued the Original 2021 Notes. The Additional 2021 Notes were sold at a price of 103% of the principal amount, resulting in a yield to maturity of 6.88%. We received net proceeds from the sale of the Additional 2021 Notes (after initial purchaser discounts and expenses and including the premium and accrued interest) of approximately $244.0 million. We used $236.0 million of the proceeds to repay all amounts outstanding under the revolving loan tranche of the Credit Facility (which amounts may be reborrowed from time to time) and the remaining proceeds for general corporate purposes.
The 2021 Notes bear interest at a fixed rate of 7.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The initial interest payment on the Additional 2021 Notes will be made on October 15, 2012. The 2021 Notes mature on April 15, 2021.
Proceeds from the Debt Refinancing were used to (i) repurchase substantially all of our 9.25% Senior Notes due 2014 (the “2014 Notes”) tendered pursuant to our tender offer announced on March 29, 2011, including payment of the tender premium and accrued interest, (ii) prepay and permanently retire all of the indebtedness under our prior senior secured credit facility, (iii) repurchase shares from the Estate on April 19, 2011 for an aggregate purchase price of $457.6 million and (iv) pay related fees and expenses.
In connection with the Debt Refinancing, we paid one-time fees and expenses totaling approximately $30.8 million, most of which was capitalized and will be amortized over the respective remaining terms of the 2021 Notes and Credit Facility. During the quarter ended June 30, 2011, approximately $85.3 million relating to the tender premium and deferred debt issuance costs were expensed as a result of the early retirement of debt.
On April 16, 2012, we amended the Credit Facility agreement. The amendment increases the permitted maximum Total Net Leverage Ratio (as defined in the Credit Facility agreement) for fiscal quarters ending in 2014 from 5.50:1.00 to 5.75:1.00, and for the fiscal quarters ending March 31, 2015 and June 30, 2015 from 5.25:1.00 to 5.50:1.00. We paid arrangement and consent fees totaling approximately $1.0 million in connection with the amendment, which were capitalized and will be amortized over the remaining terms of the Credit Facility.
Net repayments totaled $29.8 million during the first quarter of 2012, including $28.0 million net repayment of a portion of the principal balance outstanding under the revolving credit facility and $1.8 million for a quarterly amortization payment under the B term loan. All mandatory principal payments have been made through March 31, 2012. After applying the proceeds from the sale of the Additional 2021 Notes to the outstanding revolving loan facility, we had $496.0 million available for borrowing under the revolving loan facility.
On September 15, 2011, our Board of Directors approved the repurchase of up to $75 million of our common stock through September 30, 2014. During 2011, we repurchased a total of approximately 0.3 million shares of common stock under the program at an average price of $16.23 per share, exclusive of commissions paid, for a total cost of $5.2 million. We have not made any stock repurchases under the program in 2012.
In March 2012, we entered into a definitive agreement to acquire all of the equity interests of Creative, the developer of a proposed luxury casino resort in Lake Charles, Louisiana. The Ameristar Lake Charles resort will be developed on a 242-acre leased site and, as currently planned, will include a casino with approximately 1,600 slot machines and 60 table games, a hotel with approximately 700 guest rooms (including 70 suites), a variety of food and beverage outlets, an 18-hole golf course, tennis club, swimming pools, spa and other resort amenities. There will also be approximately 3,000 parking spaces, of which 1,000 will be in a parking garage. We expect the project cost of the Ameristar Lake Charles resort will be approximately $500 million, excluding capitalized interest. We anticipate funding the project through a combination of cash from operations and borrowings under our revolving loan facility. Construction of the property is scheduled to commence in July 2012, and the property is expected to open in mid-2014.
In addition to the availability under the Credit Facility, we had $92.7 million of cash and cash equivalents at March 31, 2012, approximately $70 million to $75 million of which were required for daily operations.
Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures primarily through operating cash flows, bank debt and other debt financing. If our existing sources of cash are insufficient to meet our operations and liquidity requirements, we will be required to seek additional financing that would likely be more expensive than the Credit Facility and/or scale back our capital plans or reduce other expenditures. Any loss from service of our properties for any reason could materially adversely affect us, including our ability to fund daily operations and to satisfy debt covenants.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, workers’ compensation and general liability reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, and the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This Quarterly Report contains certain forward‑looking statements, including the plans and objectives of management for our business, operations and financial performance. These forward‑looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that,” “will,” “would,” “could,” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward‑looking statements are reasonable at the time they are made, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the Credit Facility or any replacement financing, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax and anti-smoking laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Credit Facility. Outstanding amounts borrowed under our Credit Facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of March 31, 2012, we had $1.1 billion outstanding under our Credit Facility, which represents approximately 58% of our total outstanding debt, bearing interest at variable rates indexed to one-month LIBOR, based on our election. At March 31, 2012, the average interest rate applicable to the Credit Facility debt outstanding was 3.5%. An increase of one percentage point in the interest rate applicable to the Credit Facility debt outstanding at March 31, 2012 would increase our annual interest cost and reduce our pre-tax income by $5.8 million (after giving effect to the LIBOR floor of 1.0% for the B term loan, which comprises 63% of the total Credit Facility balance at March 31, 2012). The remaining 42% of our debt outstanding as of March 31, 2012, primarily consisting of our 7.50% Senior Notes due 2021, bears interest at fixed rates.
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
(b) Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter of 2012.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

2.1	Membership Interest Purchase Agreement, dated as of March 14, 2012, among Creative Casinos of Louisiana, L.L.C., Creative Casinos, LLC and ACI (without schedules)	Incorporated by reference to Exhibit 2.1 to ACI’s Current Report on Form 8-K filed on March 16, 2012.

3(ii).1	Amended and Restated Bylaws of Ameristar Casinos, Inc., effective April 27, 2012	Incorporated by reference to Exhibit 3(ii).1 to ACI’s Current Report on Form 8-K filed on April 30, 2012.

4.1	First Amendment to Credit Agreement, dated as of April 16, 2012, among ACI, the lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on April 17, 2012.

4.2
Supplemental Indenture, dated as of February 23, 2012, among Ameristar Casino Springfield, LLC, ACI, the other Guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee
Filed electronically herewith.

4.3
Second Supplemental Indenture, dated as of April 26, 2012, among ACI, the Guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee
Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on April 30, 2012.

10.1	Form of Non-Qualified Stock Option Agreement with non-employee directors under Ameristar Casinos, Inc. 2009 Stock Incentive Plan	Filed electronically herewith.

10.2	Form of Restricted Stock Unit Agreement with non-employee directors under Ameristar Casinos, Inc. 2009 Stock Incentive Plan	Filed electronically herewith.

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
Filed electronically herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011 (audited); (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011 (unaudited); (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited).
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

AMERISTAR CASINOS, INC. Registrant

Date:	May 9, 2012	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)