Form 10-Q
period 2012-06-30
AMERISTAR CASINOS INC
filed 2012-08-08
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2012, 32,915,182 shares of Common Stock of the registrant were outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q
INDEX

Page No(s).
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

A. Consolidated Balance Sheets at June 30, 2012 and December 31, 2011	3

B. Consolidated Statements of Operations for the three and six months ended June 30, 2012 and June 30, 2011	4

C. Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and June 30, 2011	5

D. Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011	6

E. Notes to Consolidated Financial Statements	7 — 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 — 22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

Part II. OTHER INFORMATION

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6. Exhibits	25

SIGNATURES	26

EX-4.1
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	June 30, 2012	December 31,
	(Unaudited)	2011
ASSETS
Current Assets:
Cash and cash equivalents	$135,527	$85,719
Restricted cash	5,925	5,925
Accounts receivable, net	5,427	5,401
Income tax refunds receivable	7,385	1,718
Inventories	6,161	6,577
Prepaid expenses and other current assets	18,079	27,146
Deferred income taxes	16,528	15,289
Total current assets	195,032	147,775
Property and Equipment, at cost:
Buildings and improvements	1,933,165	1,922,422
Furniture, fixtures and equipment	615,812	610,934
	2,548,977	2,533,356
Less: accumulated depreciation and amortization	(962,089)	(928,197)
	1,586,888	1,605,159
Land	100,352	83,403
Construction in progress	32,483	33,935
Total property and equipment, net	1,719,723	1,722,497
Goodwill	70,371	70,973
Other intangible assets	12,600	12,600
Deposits and other assets	60,755	58,194
TOTAL ASSETS	$2,058,481	$2,012,039
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$17,765	$33,665
Construction contracts payable	1,509	3,183
Accrued liabilities	116,247	120,788
Current maturities of long-term debt	17,060	23,132
Total current liabilities	152,581	180,768
Long-term debt, net of current maturities	1,906,455	1,902,932
Deferred income taxes	23,947	15,058
Other long-term liabilities	3,506	3,859
Commitments and contingencies (Note 11)
Stockholders’ Deficit:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — none	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 60,714,367 and 60,373,085 shares; Outstanding — 33,067,230 and 32,768,825 shares	607	604
Additional paid-in capital	322,943	310,331
Treasury stock, at cost (27,647,137 and 27,604,260 shares)	(488,022)	(487,230)
Retained earnings	136,464	85,717
Total stockholders’ deficit	(28,008)	(90,578)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,058,481	$2,012,039
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Casino	$303,356	$313,860	$623,063	$630,981
Food and beverage	33,250	33,151	67,940	68,320
Rooms	19,485	19,715	38,758	38,918
Other	7,060	7,191	13,967	14,413
	363,151	373,917	743,728	752,632
Less: Promotional allowances	(66,897)	(68,823)	(135,341)	(138,795)
Net revenues	296,254	305,094	608,387	613,837
Operating Expenses:
Casino	132,254	136,595	269,356	275,402
Food and beverage	13,050	12,947	27,181	26,457
Rooms	1,853	1,959	3,898	3,780
Other	2,531	2,599	4,883	5,239
Selling, general and administrative	59,994	65,511	121,040	128,548
Depreciation and amortization	26,999	26,102	53,520	52,546
Net loss (gain) on disposition of assets	550	10	228	(119)
Total operating expenses	237,231	245,723	480,106	491,853
Income from operations	59,023	59,371	128,281	121,984
Other Income (Expense):
Interest income	12	1	33	3
Interest expense, net of capitalized interest	(28,821)	(27,164)	(55,706)	(52,219)
Loss on early retirement of debt	—	(85,296)	—	(85,296)
Other	(112)	(150)	834	304
Income (Loss) Before Income Tax Provision (Benefit)	30,102	(53,238)	73,442	(15,224)
Income tax provision (benefit)	12,480	(11,925)	14,454	4,243
Net Income (Loss)	$17,622	$(41,313)	$58,988	$(19,467)
Earnings (Loss) Per Share:
Basic	$0.53	$(1.10)	$1.79	$(0.41)
Diluted	$0.51	$(1.10)	$1.73	$(0.41)
Cash Dividends Declared Per Share	$0.125	$0.105	$0.250	$0.210
Weighted-Average Shares Outstanding:
Basic	33,020	37,512	32,939	47,860
Diluted	34,255	37,512	34,138	47,860
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$17,622	$(41,313)	$58,988	$(19,467)
Other comprehensive income	—	—	—	—
Total Comprehensive Income (Loss)	$17,622	$(41,313)	$58,988	$(19,467)

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$58,988	$(19,467)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,520	52,546
Amortization of debt issuance costs and debt discounts and premiums	2,823	3,578
Loss on early retirement of debt	—	85,296
Stock-based compensation expense	9,010	8,147
Net loss (gain) on disposition of assets	228	(119)
Net change in deferred income taxes	7,899	31,795
Net change in deferred compensation liability	2,493	(2,940)
Changes in operating assets and liabilities:
Accounts receivable, net	(26)	1,664
Income tax refunds receivable	(5,667)	(22,789)
Inventories	416	254
Prepaid expenses	(6,266)	(2,395)
Accounts payable	(15,900)	(7,937)
Accrued liabilities	8,299	15,335
Net cash provided by operating activities	115,817	142,968
Cash Flows from Investing Activities:
Capital expenditures	(51,375)	(26,942)
Decrease in construction contracts payable	(1,674)	(65)
Proceeds from sale of assets	401	286
Increase in deposits and other non-current assets	(463)	(3,158)
Net cash used in investing activities	(53,111)	(29,879)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	290,200	2,059,250
Principal payments of debt	(292,947)	(1,665,331)
Debt issuance and amendment costs	(4,723)	(29,586)
Cash dividends paid	(8,241)	(9,532)
Proceeds from stock option exercises	3,605	3,420
Purchases of treasury stock	(792)	(458,942)
Net cash used in financing activities	(12,898)	(100,721)
Net Increase in Cash and Cash Equivalents	49,808	12,368
Cash and Cash Equivalents — Beginning of Period	85,719	71,186
Cash and Cash Equivalents — End of Period	$135,527	$83,554
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$49,982	$45,315
Cash paid (received) for federal and state income taxes	$12,151	$(534)
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Principles of consolidation and basis of presentation
The accompanying consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates eight casino properties in seven markets. The Company’s portfolio of casinos consists of: Ameristar Casino Resort Spa St. Charles (serving the St. Louis, Missouri metropolitan area); Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area); Ameristar Casino Hotel Council Bluffs (serving the Omaha, Nebraska metropolitan area and southwestern Iowa); Ameristar Casino Resort Spa Black Hawk (serving the Denver, Colorado metropolitan area); Ameristar Casino Hotel Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Casino Hotel East Chicago (serving the Chicagoland area); and Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada (serving Idaho and the Pacific Northwest). On July 16, 2012, the Company completed the purchase of all of the equity interests of Creative Casinos of Louisiana, L.L.C. (“Creative”) and commenced construction of Ameristar Casino Resort Spa Lake Charles on July 20, 2012. The Company expects to complete construction of Ameristar Casino Resort Spa Lake Charles in the third quarter of 2014. This property will serve southwestern Louisiana and southeastern Texas, including the Houston metropolitan area. The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
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
Certain prior period amounts in the consolidated statements of operations have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net income.
As required, the Company has evaluated certain events and transactions occurring after June 30, 2012 for disclosure in its consolidated financial statements and notes thereto. Subsequent to June 30, 2012, ACI completed the previously announced purchase of all of the equity interests of Creative from Creative Casinos, LLC. For further information, please refer to “Note 12 — Creative Casinos of Louisiana acquisition.”
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

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income
The FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in June 2011. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders’ equity, among other items. The guidance requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The FASB deferred the requirement for companies to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements in ASU No. 2011-12; however, the presentation requirement under ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Since the update only requires a change in presentation, the early adoption of this Topic in the fourth quarter of 2011 did not have a material impact on the Company’s consolidated financial statements.
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
Note 3 — Stockholders’ deficit
Changes in stockholders’ deficit for the six months ended June 30, 2012 were as follows:

(Amounts in Thousands)
Balance at December 31, 2011	$(90,578)
Net income	58,988
Dividends	(8,241)
Stock-based compensation	9,010
Proceeds from exercise of stock options	3,605
Purchases of treasury stock	(443)
Shares remitted for tax withholding	(349)
Balance at June 30, 2012	$(28,008)
Note 4 — Earnings (loss) per share
The Company calculates earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) Topic 260. Basic earnings (loss) per share are computed by dividing reported earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the three and six months ended June 30, 2012, all outstanding options with an exercise price lower than the average market price for the period have been included in the calculation of diluted earnings per share. For the three and six months ended June 30, 2011, diluted loss per share excludes the additional dilution from all potentially dilutive securities such as stock options and restricted stock units as the inclusion of such shares would be anti-dilutive.
The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Amounts in Thousands)
Weighted-average number of shares outstanding - basic earnings (loss) per share	33,020	37,512	32,939	47,860
Dilutive effect of stock options and restricted stock units	1,235	—	1,199	—
Weighted-average number of shares outstanding - diluted earnings (loss) per share	34,255	37,512	34,138	47,860

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2012 and 2011, the potentially dilutive stock options excluded from the earnings (loss) per share computation, as their effect would be anti-dilutive, totaled 3.1 million and 2.2 million, respectively. Anti-dilutive stock options for the six months ended June 30, 2012 and 2011 totaled 2.7 million and 2.3 million, respectively.
Note 5 — Goodwill and other intangible assets
As required under ASC Topic 350, the Company performs an annual assessment of its goodwill and other intangible assets to determine if the carrying value exceeds the fair value. Additionally, the guidance requires an immediate impairment assessment if a change in circumstances can materially negatively affect the fair value of the intangible assets. For the three and six months ended June 30, 2012 and 2011, there were no impairment charges relating to goodwill and indefinite-lived intangible assets. The Company will perform its annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of 2012.
The Company utilizes Level 3 inputs as described in “Note 7 — Fair value measurements” to determine fair value relating to goodwill and intangible assets for the assessments described above.
Note 6 — Long-term debt
Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
	(Amounts in thousands)
Senior credit facility, secured by first priority security interests in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:
Revolving loan facility, at variable interest (3.0% at December 31, 2011); principal due April 14, 2016	$—	$239,000
Term loan A facility, at variable interest (2.7% at June 30, 2012 and 3.0% at December 31, 2011); principal due April 14, 2016 subject to certain amortization requirements	197,500	200,000
Term loan B facility, at variable interest (4.0% at June 30, 2012 and December 31, 2011); principal due April 14, 2018 subject to certain amortization requirements (net of $1,482 and $1,594 discount at June 30, 2012 and December 31, 2011, respectively)	684,823	693,156
Senior notes, unsecured, 7.5% fixed interest, payable semi-annually on April 15 and October 15, principal due April 15, 2021 (net of $622 net premium at June 30, 2012 and $6,664 discount at December 31, 2011)	1,040,622	793,336
Senior notes, unsecured, 9.25% fixed interest, payable semi-annually on June 1 and December 1, principal due June 1, 2014	467	467
Other	103	105
	1,923,515	1,926,064
Less: Current maturities	(17,060)	(23,132)
	$1,906,455	$1,902,932
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
The Credit Facility agreement requires certain mandatory principal repayments prior to maturity for both term loans. The A term loan requires the following principal amortization: 3.75% in 2012; 12.5% in 2013; 18.75% in 2014; 50% in 2015; and the

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

remaining 15% in 2016. The B term loan requires mandatory principal reductions of 1% per annum, with the remaining 93.25% due at maturity. The Credit Facility agreement also requires permanent principal repayments of the term loans equal to 25% of Excess Cash Flow (as defined in the Credit Facility agreement) if the Company’s Total Net Leverage Ratio is above 4.75:1 at year-end. Excess Cash Flow repayments are required to be made 120 days after the last day of each fiscal year, are allocated between both term loans on a pro-rata basis and reduce on a dollar-for-dollar basis future scheduled mandatory principal repayments of the term loans. The Company’s Excess Cash Flow repayment for the year ended December 31, 2011 was $8.6 million.
At June 30, 2012, the principal debt outstanding under the Credit Facility consisted of $197.5 million under the A term loan facility and $684.8 million (net of discount) under the B term loan facility. All mandatory principal repayments have been made through June 30, 2012.
On April 26, 2012, ACI completed a private placement of $240.0 million principal amount of additional 7.50% Senior Notes due 2021 (the “Additional 2021 Notes” and, collectively with the Original 2021 Notes, the “2021 Notes”). The Additional 2021 Notes were issued under the same indenture dated as of April 14, 2011 pursuant to which ACI previously issued the Original 2021 Notes (the “Indenture”). The Additional 2021 Notes were sold at a price of 103% of the principal amount, resulting in a yield to maturity of 6.88%. The Company received net proceeds from the sale of the Additional 2021 Notes (after initial purchaser discounts and expenses and including the premium and accrued interest) of approximately $244.0 million. The Company used $236.0 million of the proceeds to repay all amounts outstanding under the revolving loan tranche of the Credit Facility (which amounts may be reborrowed from time to time) and the remaining proceeds for general corporate purposes. In connection with issuing the Additional 2021 Notes, the Company paid one-time fees and expenses totaling approximately $3.7 million, most of which was capitalized and will be amortized over the term of the 2021 Notes as interest expense.
As of June 30, 2012, the amount of the revolving loan facility available for borrowing was $496.0 million, after giving effect to $4.0 million of outstanding letters of credit.
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
Debt covenants
The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

other restrictions and requirements to maintain certain financial ratios and tests. As of June 30, 2012, the Company was required to maintain a Total Net Leverage Ratio, calculated as consolidated debt (net of certain cash and cash equivalents) divided by EBITDA, as defined in the Credit Facility agreement, of no more than 6.50:1, and a Senior Secured Net Leverage Ratio, calculated as senior secured debt (net of certain cash and cash equivalents) divided by EBITDA, of no more than 4.00:1. As of June 30, 2012 and December 31, 2011, the Company’s Total Net Leverage Ratio was 4.99:1 and 5.04:1, respectively. The Senior Secured Net Leverage Ratio as of June 30, 2012 and December 31, 2011 was 2.14:1 and 2.86:1, respectively. Under the Credit Facility agreement, as of June 30, 2012, the Company was required to maintain an Interest Expense Coverage Ratio, calculated as EBITDA divided by cash interest expense, of at least 2.00:1. As of June 30, 2012 and December 31, 2011, the Interest Expense Coverage Ratio was 3.55:1 and 3.29:1, respectively. On April 16, 2012, the Company entered into an amendment to the Credit Facility agreement to increase the maximum permitted Total Net Leverage Ratio for fiscal quarters ending in 2014 from 5.50:1 to 5.75:1 and for the fiscal quarters ending March 31, 2015 and June 30, 2015 from 5.25:1 to 5.50:1. The Company paid arrangement and consent fees totaling approximately $1.0 million in connection with the amendment, which were capitalized and will be amortized over the remaining terms of the Credit Facility as interest expense.
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
As of June 30, 2012 and December 31, 2011, the Company was in compliance with all applicable covenants under the Credit Facility agreement and the Indenture.
Note 7 — Fair value measurements
The Company measured the fair value of its deferred compensation plan assets and liabilities on a recurring basis pursuant to ASC Topic 820. ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
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
Effective December 31, 2011, ACI’s Board of Directors terminated the deferred compensation plan. A partial distribution of plan assets was made to participants in May 2011. As of April 30, 2012, plan assets were $16.2 million and plan liabilities were $14.0 million. The final distribution of all liabilities due to participants of $14.0 million was paid out to participants and the rabbi trust-owned life insurance policies were surrendered and the full surrender value of $16.2 million was reimbursed to the Company in May 2012.
Fair value of long-term debt
The estimated fair value of the Company’s long-term debt at June 30, 2012 was approximately $1.997 billion, versus its book value of $1.924 billion. The estimated fair value of the Company’s long-term debt at December 31, 2011 was approximately $1.951 billion, versus its book value of $1.926 billion. The estimated fair value of the outstanding notes and the term loan facility debt was based on Level 2 inputs using quoted market prices on or about June 30, 2012 and December 31, 2011. The estimated fair value of the revolving loan facility debt was based on Level 2 inputs using estimated fair values of comparable debt instruments on or about December 31, 2011.
Note 8 — Stock-based compensation
The Company accounts for its stock-based compensation in accordance with ASC Topic 718. Stock-based compensation expense totaled $3.7 million and $4.9 million for the three months ended June 30, 2012 and 2011, respectively. During the first six months of 2012 and 2011, stock-based compensation expense was $9.0 million and $8.1 million, respectively. During the six months ended June 30, 2012 and 2011, no associated future income tax benefit was recognized. As of June 30, 2012, there was approximately $25.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

weighted-average period of 2.6 years.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted-average fair value per share of options granted during the period	$5.70	$8.45	$5.85	$7.44
Weighted-average assumptions:
Expected stock price volatility	47.1%	47.6%	47.3%	47.6%
Risk-free interest rate	0.8%	1.9%	0.8%	1.9%
Expected option life (years)	4.8	4.6	4.8	4.6
Expected annual dividend yield	2.8%	1.8%	2.7%	1.9%
Stock option activity during the six months ended June 30, 2012 was as follows:

	Options (In Thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2011	5,892	$20.55
Granted	21	18.06
Exercised	(279)	12.92
Forfeited or expired	(259)	21.62
Outstanding at June 30, 2012	5,375	$20.88	6.2	$4,720
Exercisable at June 30, 2012	2,965	$23.05	4.1	$3,060
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on June 30, 2012. The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $1.9 million for both periods. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.
The following table summarizes the Company’s unvested stock option activity for the six months ended June 30, 2012:

	Shares	Weighted- Average Exercise Price (per Share)
	(Amounts in thousands)
Unvested at December 31, 2011	2,565	$18.23
Granted	21	18.06
Vested	(38)	19.13
Forfeited	(138)	18.14
Unvested at June 30, 2012	2,410	$18.22

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the Company’s unvested restricted stock unit activity for the six months ended June 30, 2012:

	Units	Weighted- Average Grant Date Fair Value (per Unit)
	(Amounts in thousands)
Unvested at December 31, 2011	1,678	$18.60
Granted	94	17.74
Vested	(105)	16.81
Forfeited	(69)	18.66
Unvested at June 30, 2012	1,598	$18.66
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
On September 15, 2011, ACI’s Board of Directors approved the repurchase of up to $75 million of ACI’s common stock in a stock repurchase program. The program provides that the shares may be repurchased by the Company through September 30, 2014 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. The Company expects to fund repurchases using available cash and borrowings under its Credit Facility. The Company is not obligated to purchase any shares under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or terminated, at any time. During the year ended December 31, 2011, the Company repurchased 0.3 million shares under the stock repurchase program for $5.2 million at an average price of $16.23 per share, exclusive of commissions paid. During the six months ended June 30, 2012, the Company repurchased 25,000 shares under the stock repurchase program for $0.4 million at an average price of $17.71 per share, exclusive of commissions paid.
Note 10 — Federal and state income taxes
At June 30, 2012 and December 31, 2011, unrecognized tax benefits totaled $4.8 million and $5.0 million, respectively. The total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.2 million at June 30, 2012 and $1.7 million at December 31, 2011. As of June 30, 2012, accrued interest and penalties totaled $0.8 million, of which $0.6 million would affect the effective tax rate if recognized.
The effective income tax rate was 41.5% for the three months ended June 30, 2012, compared to 22.4% for the same period in 2011. For the six months ended June 30, 2012 and 2011, the effective income tax rates were 19.7% and 27.9%, respectively. The decrease in the effective income tax rate for the six months ended June 30, 2012 was primarily attributable to a $15.7 million cumulative reduction in the income tax provision as a result of certain income tax elections made in the first quarter of 2012. Excluding the impact of these income tax elections, the effective tax rate for the six months ended June 30, 2012 would have been 41.1%. Excluding the impact of the debt refinancing costs, non-operational professional fees and a change to the state income tax rate in Indiana, the effective tax rate for the six months ended June 30, 2011 would have been 42.3%.
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
Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At June 30, 2012 and December 31, 2011, the estimated liabilities for unpaid and incurred but not reported claims totaled $9.5 million and $9.4 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.
Note 12 — Creative Casinos of Louisiana acquisition
On March 14, 2012, the Company entered into a definitive agreement to acquire all of the equity interests of Creative. Creative is the developer of a luxury casino resort in Lake Charles, Louisiana. This is the last remaining riverboat license available in Louisiana under current law. On March 15, 2012, the Louisiana Gaming Control Board approved an extension of the deadline to commence construction of the property to July 20, 2012 and approved certain scope changes that the Company believes will enhance the competitiveness of the property. Pursuant to the purchase agreement, the purchase price paid upon closing of the acquisition was $32.5 million, inclusive of a $1.0 million escrow deposit that the Company paid following the approval of the construction extension and $5.0 million deposited into an escrow account at closing to secure the seller’s indemnification obligations under the purchase agreement for a period of 18 months.
The acquisition closed on July 16, 2012 and construction commenced on July 20, 2012. The license conditions as revised by the Louisiana Gaming Control Board require the Company to invest at least $500 million in the project. The cost of the project, inclusive of the purchase price, is expected to be between $560 million and $580 million, excluding capitalized interest and pre-opening expenses. The Company is required to maintain a $25.0 million deposit, which will be fully refunded upon the timely completion of the project within two years of construction commencement. The Company plans to fund the project through a combination of cash from operations and borrowings under the revolving loan facility that is described in “Note 6 — Long-term debt.” The Company expects to open the resort in the third quarter of 2014.
Following the Company’s acquisition of Creative, on July 18, 2012 Creative entered into a ground lease agreement with the Lake Charles Harbor & Terminal District (the “District”). Rent payable under the ground lease will be $0.7 million per year until the opening of Ameristar Lake Charles. Upon opening, the annual rent will increase to $1.3 million per year for each of the first five years. The rent will then be subject to an annual increase, not to exceed 5%, based on changes in a regional consumer price index as defined in the ground lease agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with eight properties in operation in Missouri, Iowa, Colorado, Mississippi, Indiana and Nevada. Our portfolio of casinos consists of: Ameristar Casino Resort Spa St. Charles (serving the St. Louis, Missouri metropolitan area); Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area); Ameristar Casino Hotel Council Bluffs (serving the Omaha, Nebraska metropolitan area and southwestern Iowa); Ameristar Casino Resort Spa Black Hawk (serving the Denver metropolitan area); Ameristar Casino Hotel Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Casino Hotel East Chicago (serving the Chicagoland area); and Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada (serving Idaho and the Pacific Northwest). On July 16, 2012, we completed the purchase of all of the equity interests of Creative and commenced construction of Ameristar Casino Resort Spa Lake Charles on July 20, 2012. We expect to complete construction of Ameristar Casino Resort Spa Lake Charles in the third quarter of 2014. This property will serve southwestern Louisiana and southeastern Texas, including the Houston metropolitan area.
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

◦Springfield. In January 2012, we purchased a 40-acre site in Springfield, Massachusetts for approximately $16.9 million, with the intent to apply for the sole casino license for western Massachusetts and, if awarded, build a luxury hotel and entertainment resort.
◦Lake Charles. On March 14, 2012, we entered into a definitive agreement to acquire all of the equity interests of Creative. Creative is the developer of a luxury casino resort in Lake Charles, Louisiana. This is the last remaining riverboat gaming license available in Louisiana under current law. On March 15, 2012, the Louisiana Gaming Control Board approved an extension of the deadline to commence construction of the property to July 20, 2012 and approved certain scope changes that we believe will enhance the competitiveness of the property.
The acquisition closed on July 16, 2012 and construction commenced on July 20, 2012. Pursuant to the purchase agreement, we paid $32.5 million upon closing of the acquisition, inclusive of a $1.0 million deposit that we paid following approval of the construction extension and $5.0 million deposited into an escrow account at closing to secure the seller’s indemnification obligations under the purchase agreement for a period of 18 months. Ameristar Casino Resort Spa Lake Charles is being developed on a 243-acre leased site and will include a casino, hotel, a variety of food and beverage outlets, an 18-hole golf course, tennis club, swimming pools, spa and other resort amenities. The Lake Charles market draws primarily from the Houston metropolitan area as well as other southeastern Texas and southwestern Louisiana communities. The license conditions as revised by the Louisiana Gaming Control Board require us to invest at least $500 million in the project. The cost of the project, inclusive of the purchase price, is expected to be between $560 million and $580 million, excluding capitalized interest and pre-opening expenses. We are required to maintain a $25.0 million deposit, which will be fully refunded upon the timely completion of the project within two years of construction commencement. We anticipate funding the project through a combination of cash from operations and borrowings under our revolving loan facility. We expect to open the resort in the third quarter of 2014.

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

•
Debt and Interest Expense. At June 30, 2012, total debt was $1.9 billion. Net borrowings totaled $19.8 million during the second quarter of 2012. After applying the proceeds from the sale of the Additional 2021 Notes to the outstanding revolving loan facility, we had $496.0 million available for borrowing under the revolving loan facility.

For the second quarter of 2012, our consolidated net interest expense increased by $1.7 million compared to the prior-year second quarter. As a result of the recent debt offering mentioned above, and based on current interest rates, we now expect increased interest expense for the remainder of 2012.

•
Ameristar Kansas City. On February 3, 2012, a casino operator opened a land-based casino and entertainment facility at the Kansas Speedway, approximately 24 miles from Ameristar Kansas City. The new facility contributed to declines in our property’s net revenues and operating income of 8.8% and 15.2%, respectively, from the prior-year second quarter.

•
Jackpot Properties. During the second quarter of 2012, our Jackpot properties experienced a decline in net revenues as a combined result of road repaving on Highway 93 between Twin Falls, Idaho and Jackpot and also construction disruption relating to the renovation of 89 hotel rooms. Both contributed to declines in the Jackpot properties’ net revenues and operating income of 10.2% and 33.5%, respectively, from the prior-year second quarter.

Results of Operations
The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES SUMMARY CONSOLIDATED FINANCIAL DATA (Dollars in Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Consolidated Cash Flow Information:
Net cash provided by operating activities	$43,846	$61,342	$115,817	$142,968
Net cash used in investing activities	$(19,891)	$(17,806)	$(53,111)	$(29,879)
Net cash provided by (used in) financing activities	$18,843	$(48,737)	$(12,898)	$(100,721)
Net Revenues:
Ameristar St. Charles	$66,135	$67,494	$134,344	$135,594
Ameristar Kansas City	52,048	57,091	108,396	114,195
Ameristar Council Bluffs	41,132	41,633	84,839	83,194
Ameristar Black Hawk	39,839	38,074	79,161	74,955
Ameristar Vicksburg	30,545	29,041	62,822	60,375
Ameristar East Chicago	52,357	55,950	109,876	114,714
Jackpot Properties	14,198	15,811	28,949	30,810
Consolidated net revenues	$296,254	$305,094	$608,387	$613,837
Operating Income (Loss):
Ameristar St. Charles	$16,953	$18,560	$36,016	$37,204
Ameristar Kansas City	14,988	17,681	32,907	34,621
Ameristar Council Bluffs	14,749	15,071	31,629	29,845
Ameristar Black Hawk	10,435	9,046	20,560	17,474
Ameristar Vicksburg	10,300	9,486	22,208	20,967
Ameristar East Chicago	5,089	6,228	13,577	13,820
Jackpot Properties	2,700	4,060	6,023	7,714
Corporate and other	(16,191)	(20,761)	(34,639)	(39,661)
Consolidated operating income	$59,023	$59,371	$128,281	$121,984
Operating Income Margins(1):
Ameristar St. Charles	25.6%	27.5%	26.8%	27.4%
Ameristar Kansas City	28.8%	31.0%	30.4%	30.3%
Ameristar Council Bluffs	35.9%	36.2%	37.3%	35.9%
Ameristar Black Hawk	26.2%	23.8%	26.0%	23.3%
Ameristar Vicksburg	33.7%	32.7%	35.4%	34.7%
Ameristar East Chicago	9.7%	11.1%	12.4%	12.0%
Jackpot Properties	19.0%	25.7%	20.8%	25.0%
Consolidated operating income margin	19.9%	19.5%	21.1%	19.9%
____________________________________

(1)	Operating income margin is operating income (loss) as a percentage of net revenues.

The following table presents detail of our net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands, Unaudited)
Casino Revenues:
Slots	$270,654	$278,192	$554,611	$559,163
Table games	29,322	31,885	61,270	64,203
Other	3,380	3,783	7,182	7,615
Casino revenues	303,356	313,860	623,063	630,981
Non-Casino Revenues:
Food and beverage	33,250	33,151	67,940	68,320
Rooms	19,485	19,715	38,758	38,918
Other	7,060	7,191	13,967	14,413
Non-casino revenues	59,795	60,057	120,665	121,651
Less: Promotional Allowances	(66,897)	(68,823)	(135,341)	(138,795)
Total Net Revenues	$296,254	$305,094	$608,387	$613,837
     Net Revenues
Consolidated net revenues for the quarter ended June 30, 2012 declined $8.8 million, or 2.9%, from the second quarter of 2011. Second quarter 2012 net revenues decreased on a year-over-year basis at five of our seven gaming locations. During the second quarter of 2012, net revenues declined from the corresponding 2011 period by 10.2% at our Jackpot properties, 8.8% at Ameristar Kansas City, 6.4% at Ameristar East Chicago, 2.0% at Ameristar St. Charles and 1.2% at Ameristar Council Bluffs. The construction disruption relating to the hotel room renovation experienced at Cactus Petes as well as the road repaving on Highway 93 between Twin Falls and Jackpot contributed to the Jackpot properties’ decline in net revenues. A full quarter with new competition in the Chicagoland and Kansas City markets contributed to the year-over-year quarterly net revenue declines at Ameristar East Chicago and Ameristar Kansas City, respectively. We are installing a multi-stage, company-wide slot system upgrade to enhance the guest experience. Casino floor disruption from the upgrade affected the financial performance of our St. Charles property during the second quarter of 2012. Our other properties that have commenced these upgrades have not experienced disruption to the same extent as Ameristar St. Charles.
During the three months ended June 30, 2012, consolidated promotional allowances decreased $1.9 million, or 2.8%, from the corresponding 2011 period. Consolidated promotional allowances as a percentage of gross gaming revenues increased from 21.9% in the second quarter of 2011 to 22.1% in the second quarter of 2012.
For the six months ended June 30, 2012, consolidated net revenues declined $5.5 million, or 0.9%, from the corresponding 2011 period. During the first six months of 2012, net revenues decreased from the corresponding 2011 period by 6.0% at the Jackpot properties, 5.1% at Ameristar Kansas City and 4.2% at Ameristar East Chicago. The competitive pressures in the Chicagoland and Kansas City markets, as well as the construction disruption at Cactus Petes, adversely impacted financial results in the first half of 2012. The decline in net revenues was partially mitigated by the performance of Ameristar Black Hawk, Ameristar Vicksburg and Ameristar Council Bluffs. Unseasonably mild winter weather conditions and the extra day due to leap year contributed to the consolidated net revenue improvement at these properties in 2012.
For the six months ended June 30, 2012, consolidated promotional allowances decreased $3.5 million, or 2.5%, from the same 2011 period.
Operating Income
In the second quarter of 2012, we generated operating income of $59.0 million, compared to $59.4 million in the same period in 2011. Second quarter 2012 operating income declined on a year-over-year basis at five of our seven gaming locations, while operating income improved by 15.4% at Ameristar Black Hawk and 8.6% at Ameristar Vicksburg. The operating income decline resulted from the factors that affected net revenues discussed above.
For the six months ended June 30, 2012, our operating income was $128.3 million, compared to $122.0 million for the corresponding 2011 period. Operating and marketing enhancements contributed to our improved consolidated operating income margin, as well as the mild winter weather conditions and the extra day due to leap year mentioned above.

For the six months ended June 30, 2012, corporate expense decreased to $34.6 million from $39.7 million for the same period in 2011. Prior-year operating income was adversely affected by $7.0 million in non-operational professional fees.
     Interest Expense
The following table summarizes information related to interest on our long-term debt:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in Thousands, Unaudited)
Interest cost	$29,078	$27,220	$56,178	$52,371
Less: Capitalized interest	(257)	(56)	(472)	(152)
Interest expense, net	$28,821	$27,164	$55,706	$52,219
Cash paid for interest, net of amounts capitalized	$39,181	$36,992	$49,982	$45,315
Weighted–average total debt outstanding	$1,922,244	$1,749,031	$1,931,444	$1,747,947
Weighted–average interest rate	5.8%	6.0%	5.7%	5.5%
For the quarter ended June 30, 2012, consolidated interest expense, net of amounts capitalized, increased $1.7 million, or 6.1%, from the 2011 second quarter. Year to date, consolidated interest expense, net of amounts capitalized, increased $3.5 million, or 6.7%, from the first six months of 2011. The increase is due primarily to the repurchase of shares from the Estate and the Debt Refinancing completed in the second quarter of 2011, as well as the April 2012 issuance of the Additional 2021 Notes.
Income Taxes
Our effective income tax rate was 41.5% for the quarter ended June 30, 2012, compared to 22.4% for the corresponding 2011 period. For the six months ended June 30, 2012 and 2011, the effective income tax rates were 19.7% and 27.9%, respectively. The decrease in the effective income tax rate for the six-month period was primarily attributable to a $15.7 million cumulative reduction in the income tax provision as a result of certain income tax elections made in the first quarter of 2012. Excluding the impact of these income tax elections made in the first quarter of 2012, our effective tax rate for the six months ended June 30, 2012 would have been 41.1%. Excluding the impact of the debt refinancing costs, non-operational professional fees and a change to the state income tax rate in Indiana, our effective tax rate for the six months ended June 30, 2011 would have been 42.3%. For the remainder of 2012, we expect our quarterly effective income tax rate to be in a range of 40% to 42%.
Net Income
For the three months ended June 30, 2012, we had consolidated net income of $17.6 million, compared to a net loss of $41.3 million for the quarter ended June 30, 2011. For the six months ended June 30, 2012, we reported net income of $59.0 million, compared to a net loss of $19.5 million for the six months ended June 30, 2011. The year-over-year improvement in net income was mostly attributable to efficient revenue flow-through, the $15.7 million cumulative reduction in the income tax provision mentioned above and the absence of the pre-tax loss on early retirement of debt of $85.3 million and non-operational professional fees in the current periods that were incurred in the first half of 2011. Diluted earnings per share for the three and six months ended June 30, 2012 was $0.51 and $1.73, respectively, compared to diluted loss per share of $1.10 and $0.41, respectively, for the corresponding prior-year periods. Diluted earnings per share for the first half of 2012 benefited from the reduction in the number of shares outstanding due to the repurchase of shares from the Estate that took place in the second quarter of 2011.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2012	2011
	(In Thousands, Unaudited)
Net cash provided by operating activities	$115,817	$142,968
Cash Flows from Investing Activities:
Capital expenditures	(51,375)	(26,942)
Decrease in construction contracts payable	(1,674)	(65)
Proceeds from sale of assets	401	286
Increase in deposits and other non-current assets	(463)	(3,158)
Net cash used in investing activities	(53,111)	(29,879)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	290,200	2,059,250
Principal payments of debt	(292,947)	(1,665,331)
Debt issuance and amendment costs	(4,723)	(29,586)
Cash dividends paid	(8,241)	(9,532)
Proceeds from stock option exercises	3,605	3,420
Purchases of treasury stock	(792)	(458,942)
Net cash used in financing activities	(12,898)	(100,721)
Net Increase in Cash and Cash Equivalents	$49,808	$12,368
Our business is primarily conducted on a cash basis. Accordingly, operating cash flows follow trends in our operating income, excluding non-cash items. For the six months ended June 30, 2012, net cash provided by operating activities decreased $27.2 million from 2011, mostly as a result of changes in our accounts payable and prepaid account balances in 2012.
Capital expenditures in the first half of 2012 and 2011 included minor construction projects, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties. Also, in the first quarter of 2012, we spent $16.9 million (including fees and commissions) to purchase approximately 40 acres of land in Springfield, Massachusetts as the site for a possible future casino resort. In the second quarter of 2012, we spent $4.7 million relating to the renovation of guest rooms at our Cactus Petes property, which was completed in July 2012.
During the first half of 2012, our Board of Directors declared two quarterly cash dividends of $0.125 per share, which were paid on March 15, 2012 and June 15, 2012. On July 25, 2012, our Board of Directors declared a quarterly cash dividend of $0.125 per share, to be paid on September 14, 2012. During the six-month period ended June 30, 2011, the Board of Directors declared two quarterly cash dividends of $0.105 per share, which were paid on March 15, 2011 and June 15, 2011.
On September 15, 2011, our Board of Directors approved the repurchase of up to $75 million of our common stock through September 30, 2014. During 2011, we repurchased a total of approximately 0.3 million shares of common stock under the program at an average price of $16.23 per share, exclusive of commissions paid, for a total cost of $5.2 million. During the second quarter of 2012, we repurchased 25,000 shares under the stock repurchase program for $0.4 million at an average price of $17.71 per share, exclusive of commissions paid.
In March 2012, we entered into a definitive agreement to acquire all of the equity interests of Creative, the developer of a luxury casino resort in Lake Charles, Louisiana. Pursuant to the purchase agreement, we paid $32.5 million upon closing of the acquisition on July 16, 2012, inclusive of a $1.0 million deposit that we paid following approval of the construction extension and $5.0 million deposited into an escrow account at closing to secure the seller’s indemnification obligations under the purchase agreement for a period of 18 months. Ameristar Casino Resort Spa Lake Charles is being developed on a 243-acre leased site and, as currently planned, will include a casino with approximately 1,600 slot machines and 60 table games, a hotel with approximately 700 guest rooms (including 70 suites), a variety of food and beverage outlets, an 18-hole golf course, a tennis club, swimming pools, a spa and other resort amenities. There will also be approximately 3,000 parking spaces, of which 1,000 will be in a parking garage. The license conditions as revised by the Louisiana Gaming Control Board require us to invest at least $500 million in the project. The cost of the project, inclusive of the purchase price, is expected to be between $560 million and $580 million, excluding capitalized interest and pre-opening expenses. We are required to maintain a $25.0 million deposit, which will be fully refunded upon the timely completion of the project within two years of construction commencement. We anticipate funding the project through a combination of cash from operations and borrowings under our revolving loan facility. Construction of the property commenced on July 20, 2012, and the property is expected to open in the third quarter of 2014.
Following the acquisition of Creative, on July 18, 2012 Creative entered into a ground lease agreement with the Lake Charles Harbor & Terminal District (the “District”). Rent payable under the ground lease will be $0.7 million per year until the opening of Ameristar Lake Charles. Upon opening, the annual rent will increase to $1.3 million per year for each of the first five years. The rent will then be subject to an annual increase, not to exceed 5%, based on changes in a regional consumer price index as defined in the ground lease agreement.
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
The Credit Facility agreement requires certain mandatory principal repayments prior to maturity for both term loans. The A term loan requires the following principal amortization: 3.75% in 2012; 12.5% in 2013; 18.75% in 2014; 50% in 2015; and the remaining 15% in 2016. The B term loan requires mandatory principal reductions of 1% per annum, with the remaining 93.25% due at maturity. The Credit Facility agreement also requires permanent principal repayments of the term loans equal to 25% of Excess Cash Flow (as defined in the Credit Facility agreement) if our Total Net Leverage Ratio is above 4.75:1 at year-end. Excess Cash Flow repayments are required to be made 120 days after the last day of each fiscal year, are allocated between both the term loans on a pro-rata basis and reduce on a dollar-for-dollar basis future scheduled mandatory principal repayments of the term loans. Our Excess Cash Flow repayment for the year ended December 31, 2011 was $8.6 million.
On April 26, 2012, we completed a private placement of $240.0 million principal amount of Additional 2021 Notes (the Additional 2021 Notes and the Original 2021 Notes are collectively referred to herein as the “2021 Notes”). The Additional 2021 Notes were issued under the same indenture pursuant to which we previously issued the Original 2021 Notes. The Additional 2021 Notes were sold at a price of 103% of the principal amount, resulting in a yield to maturity of 6.88%. We received net proceeds from the sale of the Additional 2021 Notes (after initial purchaser discounts and expenses and including the premium and accrued interest) of approximately $244.0 million. We used $236.0 million of the proceeds to repay all amounts outstanding under the revolving loan tranche of the Credit Facility (which amounts may be reborrowed from time to time) and the remaining proceeds for general corporate purposes. We believe the Additional 2021 Notes enhance our borrowing flexibility under the revolving credit facility and will better position us for future growth. In connection with issuing the Additional 2021 Notes, we paid one-time fees and expenses totaling approximately $3.7 million, most of which was capitalized and will be amortized over the term of the 2021 Notes.
The 2021 Notes bear interest at a fixed rate of 7.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The initial interest payment on the Additional 2021 Notes will be made on October 15, 2012. The 2021 Notes mature on April 15, 2021.
Proceeds from the Debt Refinancing were used to (i) repurchase substantially all of our 9.25% Senior Notes due 2014 (the “2014 Notes”) tendered pursuant to our tender offer announced on March 29, 2011, including payment of the tender premium and accrued interest, (ii) prepay and permanently retire all of the indebtedness under our prior senior secured credit facility, (iii) repurchase shares from the Estate of Craig H. Neilsen (the “Estate”) on April 19, 2011 for an aggregate purchase price of $457.6 million and (iv) pay related fees and expenses.
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
Net repayments totaled $9.9 million during the first half of 2012. All mandatory principal payments have been made through June 30, 2012. After applying the proceeds from the sale of the Additional 2021 Notes to the outstanding revolving loan facility, we had $496.0 million available for borrowing under the revolving loan facility.
In addition to the availability under the Credit Facility, we had $135.5 million of cash and cash equivalents at June 30, 2012, approximately $75 million of which were required for daily operations.
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
Forward-Looking Statements
This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and financial performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that,” “will,” “would,” “could,” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward‑looking statements are reasonable at the time they are made, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the Credit Facility or any replacement financing, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax and anti-smoking laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 and “Item 1A. Risk Factors” in this Quarterly Report.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Credit Facility.

Outstanding amounts borrowed under our Credit Facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of June 30, 2012, we had $883.8 million outstanding under the Credit Facility, which represents approximately 46% of our total outstanding debt, bearing interest at variable rates indexed to one-month LIBOR, based on our election. At June 30, 2012, the average interest rate applicable to the Credit Facility debt outstanding was 3.7%. An increase of one percentage point in the interest rate applicable to the Credit Facility debt outstanding at June 30, 2012 would increase our annual interest cost and reduce our pre-tax income by $3.7 million (after giving effect to the LIBOR floor of 1.0% for the B term loan, which comprises 78% of the total Credit Facility balance at June 30, 2012). The remaining 54% of our debt outstanding as of June 30, 2012, primarily consisting of our 7.50% Senior Notes due 2021, bears interest at fixed rates.
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
(b) Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second fiscal quarter of 2012.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
We incorporate by reference the risk factors discussed in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated and modified by the following:
The fifth paragraph under the caption “The gaming industry is very competitive and increased competition could have a material adverse effect on our future operations.” is modified to read as follows:
The tenth and final Illinois casino license was awarded to a developer for a property in Des Plaines, Illinois, located approximately 40 miles from Ameristar East Chicago. That facility opened in July 2011 and has resulted in increased competition for Ameristar East Chicago. From time to time, the Illinois legislature has also considered other forms of gaming expansion in the state. On May 31, 2012, the legislature passed Senate Bill 1849, which was sent to the governor for signature on June 29, 2012. The governor has until August 28, 2012 to sign the bill, to do nothing and allow it to become law in its current form, to veto it or to modify it and send it back to the legislature for a vote. As passed, Senate Bill 1849 authorizes a large-scale expansion of casino gaming, including increasing the maximum number of gaming positions at each existing Illinois casino from 1,200 to 1,600, allowing slot machines to be installed at pari-mutuel racetracks and legalizing five new casinos throughout the state, with one in the city of Chicago and one in suburban Cook County. If Senate Bill 1849 becomes law in its current form, or if a modified bill is passed, particularly one that includes the expansion of gaming in downtown Chicago or the south Chicago suburbs, the additional competition would materially adversely affect the financial performance of Ameristar East Chicago. The expansion of gaming in southern Illinois that is authorized by the current version of Senate Bill 1849 would also have an adverse effect on Ameristar St. Charles.

The second paragraph under the caption “If the jurisdictions in which we operate increase gaming taxes and fees, our results could be adversely affected.” is modified to read as follows:
Effective July 1, 2012, the Colorado Limited Gaming Control Commission increased all gaming tax rate tiers to those in effect prior to July 1, 2011, which resulted in an increase in the top rate tier from 19% to the constitutional maximum of 20%.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended June 30, 2012, we purchased the following shares of our outstanding common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 1, 2012 - April 30, 2012	—	$—	—	$—
May 1, 2012 - May 31, 2012	—	—	—	—
June 1, 2012 - June 30, 2012	25,000	17.71	25,000	69,385,453
Total	25,000		25,000

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

4.1
Third Supplemental Indenture, dated as of July 18, 2012, among Ameristar Lake Charles Holdings, LLC, Creative Casinos of Louisiana, L.L.C. (“CCL”), Ameristar Casinos, Inc., the other Guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee
Filed electronically herewith.

10.1
Head Tax Sharing Agreement, dated November 29, 2011, among the Lake Charles Harbor and Terminal District (the “District”), the City of Lake Charles, Louisiana, the Calcasieu Parish Police Jury and CCL, joined by the Calcasieu Parish School Board, McNeese State University and Sowela Technical Community College
Filed electronically herewith.

10.2	Ground Lease Agreement, dated as of July 18, 2012, between CCL and the District (without Exhibit 1-A)	Filed electronically herewith.

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

101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011 (audited); (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and June 30, 2011 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and June 30, 2011 (unaudited); (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited).
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

AMERISTAR CASINOS, INC. Registrant

Date:	August 8, 2012	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)