Form 10-Q
period 2012-09-30
AMERISTAR CASINOS INC
filed 2012-11-08
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2012, 32,807,112 shares of Common Stock of the registrant were outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q
INDEX

Page No(s).
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

A. Consolidated Balance Sheets at September 30, 2012 and December 31, 2011	3

B. Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and September 30, 2011	4

C. Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and September 30, 2011	5

D. Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011	6

E. Notes to Consolidated Financial Statements	7 — 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 — 23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	25

SIGNATURES	26

EX-31.1
EX-31.2
EX-32.1
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	September 30, 2012	December 31,
	(Unaudited)	2011
ASSETS
Current Assets:
Cash and cash equivalents	$116,311	$85,719
Restricted cash	6,581	5,925
Accounts receivable, net	4,219	5,401
Income tax refunds receivable	591	1,718
Inventories	5,837	6,577
Prepaid expenses and other current assets	18,877	27,146
Deferred income taxes	17,250	15,289
Total current assets	169,666	147,775
Property and Equipment, at cost:
Buildings and improvements	1,941,599	1,922,422
Furniture, fixtures and equipment	601,939	610,934
	2,543,538	2,533,356
Less: accumulated depreciation and amortization	(961,074)	(928,197)
	1,582,464	1,605,159
Land	100,352	83,403
Construction in progress	44,225	33,935
Total property and equipment, net	1,727,041	1,722,497
Goodwill	70,070	70,973
Other intangible assets	42,400	12,600
Deposits and other assets	87,380	58,194
TOTAL ASSETS	$2,096,557	$2,012,039
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$13,795	$33,665
Construction contracts payable	7,767	3,183
Accrued liabilities	150,319	120,788
Current maturities of long-term debt	24,277	23,132
Total current liabilities	196,158	180,768
Long-term debt, net of current maturities	1,896,700	1,902,932
Deferred income taxes	25,928	15,058
Other long-term liabilities	3,370	3,859
Commitments and contingencies (Note 11)
Stockholders’ Deficit:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — none	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 61,262,635 and 60,373,085 shares; Outstanding — 32,804,727 and 32,768,825 shares	613	604
Additional paid-in capital	326,824	310,331
Treasury stock, at cost (28,457,908 and 27,604,260 shares)	(501,531)	(487,230)
Retained earnings	148,495	85,717
Total stockholders’ deficit	(25,599)	(90,578)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,096,557	$2,012,039
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Casino	$307,397	$312,595	$930,460	$943,576
Food and beverage	35,588	35,805	103,528	104,125
Rooms	19,788	20,110	58,546	59,028
Other	7,337	7,538	21,304	21,951
	370,110	376,048	1,113,838	1,128,680
Less: promotional allowances	(72,102)	(71,541)	(207,442)	(210,336)
Net revenues	298,008	304,507	906,396	918,344
Operating Expenses:
Casino	134,122	138,121	403,478	413,522
Food and beverage	12,854	13,473	40,035	39,930
Rooms	2,192	2,146	6,090	5,926
Other	2,427	2,729	7,309	7,968
Selling, general and administrative	62,017	60,794	183,059	189,343
Depreciation and amortization	27,036	26,111	80,556	78,657
Net (gain) loss on disposition of assets	(28)	(4)	200	(123)
Total operating expenses	240,620	243,370	720,727	735,223
Income from operations	57,388	61,137	185,669	183,121
Other Income (Expense):
Interest income	7	1	40	3
Interest expense, net of capitalized interest	(29,652)	(27,314)	(85,358)	(79,533)
Loss on early retirement of debt	—	(15)	—	(85,311)
Other	—	(1,595)	834	(1,292)
Income Before Income Tax Provision	27,743	32,214	101,185	16,988
Income tax provision	11,612	13,330	26,066	17,572
Net Income (Loss)	$16,131	$18,884	$75,119	$(584)
Earnings (Loss) Per Share:
Basic	$0.49	$0.58	$2.28	$(0.01)
Diluted	$0.48	$0.56	$2.22	$(0.01)
Cash Dividends Declared Per Share	$0.125	$0.105	$0.375	$0.315
Weighted-Average Shares Outstanding:
Basic	32,910	32,815	32,929	42,790
Diluted	33,732	33,874	33,903	42,790
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$16,131	$18,884	$75,119	$(584)
Other comprehensive income	—	—	—	—
Total Comprehensive Income (Loss)	$16,131	$18,884	$75,119	$(584)

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$75,119	$(584)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80,556	78,657
Amortization of debt issuance costs, discounts and premiums	4,144	4,930
Loss on early retirement of debt	—	85,311
Stock-based compensation expense	12,748	12,010
Net loss (gain) on disposition of assets	200	(123)
Net change in deferred income taxes	9,323	48,734
Net change in deferred compensation liability	2,493	(521)
Changes in operating assets and liabilities:
Accounts receivable, net	1,182	2,312
Income tax refunds receivable	1,127	(28,073)
Inventories	740	299
Prepaid expenses	(7,064)	(1,029)
Accounts payable	(19,870)	(2,041)
Accrued liabilities	42,371	9,397
Net cash provided by operating activities	203,069	209,279
Cash Flows from Investing Activities:
Capital expenditures	(83,118)	(46,090)
Net cash paid for Louisiana acquisition	(33,218)	—
Increase (decrease) in construction contracts payable	4,584	(1,746)
Proceeds from sale of assets	518	299
Increase in restricted cash	(29,833)	—
Decrease in deposits and other non-current assets	1,602	28,862
Net cash used in investing activities	(139,465)	(18,675)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	290,200	2,059,250
Principal payments of debt	(295,448)	(1,727,084)
Debt issuance and amendment costs	(4,876)	(30,466)
Cash dividends paid	(12,341)	(12,990)
Proceeds from stock option exercises	3,754	5,812
Purchases of treasury stock	(14,301)	(464,397)
Net cash used in financing activities	(33,012)	(169,875)
Net Increase in Cash and Cash Equivalents	30,592	20,729
Cash and Cash Equivalents — Beginning of Period	85,719	71,186
Cash and Cash Equivalents — End of Period	$116,311	$91,915
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$59,001	$56,342
Cash paid (received) for federal and state income taxes	$14,362	$(2,803)
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Principles of consolidation and basis of presentation
The accompanying consolidated financial statements include the accounts of Ameristar Casinos, Inc. (“ACI”) and its wholly owned subsidiaries (collectively, the “Company”). Through its subsidiaries, the Company owns and operates eight casino properties in seven markets. The Company’s portfolio of casinos consists of: Ameristar Casino Resort Spa St. Charles (serving the St. Louis, Missouri metropolitan area); Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area); Ameristar Casino Hotel Council Bluffs (serving the Omaha, Nebraska metropolitan area and southwestern Iowa); Ameristar Casino Resort Spa Black Hawk (serving the Denver, Colorado metropolitan area); Ameristar Casino Hotel Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Casino Hotel East Chicago (serving the Chicagoland area); and Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada (serving Idaho and the Pacific Northwest). On July 16, 2012, the Company completed the purchase of all of the equity interests of Creative Casinos of Louisiana, L.L.C. (“Creative”), and it commenced construction of Ameristar Casino Resort Spa Lake Charles on July 20, 2012. The Company expects to complete construction of Ameristar Casino Resort Spa Lake Charles in the third quarter of 2014. This property will serve southwestern Louisiana and southeastern Texas, including the Houston metropolitan area. The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment. All significant intercompany transactions have been eliminated.
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
As required, the Company has evaluated certain events and transactions occurring after September 30, 2012 and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in its accompanying consolidated financial statements and notes thereto for the period ended September 30, 2012.
Note 2 — Accounting pronouncements
Recently issued accounting pronouncements
ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment
The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment in July 2012. This update simplifies how entities test for impairment and improves consistency in impairment testing guidance among long-lived asset categories. Under the amendments in this update, an entity is not required to determine the fair value unless the entity concludes that it is more likely than not that its fair value is less than its carrying amount by assessing qualitative factors. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of this Topic to have a material impact on its consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recently adopted accounting pronouncements
ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS
The FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS in May 2011. The guidance amends and converges U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measuring amounts at fair value as well as disclosures regarding these measurements. The update became effective in the fourth quarter of 2011. The adoption of this Topic did not have a material impact on the Company’s consolidated financial statements.
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
ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment
The FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment in September 2011. This update simplifies how entities test goodwill for impairment. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount by assessing qualitative factors. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The early adoption of this Topic in the fourth quarter of 2011 did not have a material impact on the Company’s consolidated financial statements.
Note 3 — Stockholders’ deficit
Changes in stockholders’ deficit for the nine months ended September 30, 2012 were as follows:

(Amounts in Thousands)
Balance at December 31, 2011	$(90,578)
Net income	75,119
Dividends	(12,341)
Stock-based compensation	12,748
Proceeds from exercise of stock options	3,754
Purchases of treasury stock	(11,510)
Shares remitted for tax withholding	(2,791)
Balance at September 30, 2012	$(25,599)
Note 4 — Earnings (loss) per share
The Company calculates earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) Topic 260. Basic earnings (loss) per share are computed by dividing reported earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the three and nine months ended September 30, 2012, as well as the three months ended September 30, 2011, all outstanding options with an exercise price lower than the average market price for the period have been included in the calculation of diluted earnings per share. For the nine months ended September 30, 2011, diluted loss per share excludes the additional dilution from all potentially dilutive securities such as stock options and restricted stock units as the inclusion of such shares would be anti-dilutive.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings (loss) per share consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Amounts in Thousands)
Weighted-average number of shares outstanding - basic earnings (loss) per share	32,910	32,815	32,929	42,790
Dilutive effect of stock options and restricted stock units	822	1,059	974	—
Weighted-average number of shares outstanding - diluted earnings (loss) per share	33,732	33,874	33,903	42,790
For the three months ended September 30, 2012 and 2011, the potentially dilutive stock options excluded from the earnings (loss) per share computation, as their effect would be anti-dilutive, totaled 4.2 million and 2.6 million, respectively. Anti-dilutive stock options for the nine months ended September 30, 2012 and 2011 totaled 3.1 million and 2.4 million, respectively.
Note 5 — Goodwill and other intangible assets
As required under ASC Topic 350, the Company performs an annual assessment of its goodwill and other intangible assets to determine if the carrying value exceeds the fair value. Additionally, the guidance requires an immediate impairment assessment if a change in circumstances can materially negatively affect the fair value of the intangible assets. For the three and nine months ended September 30, 2012 and 2011, there were no impairment charges relating to goodwill and indefinite-lived intangible assets. The Company will perform its annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of 2012.
The Company utilizes Level 3 inputs as described in “Note 7 — Fair value measurements” to determine fair value relating to goodwill and intangible assets for the assessments described above.
Note 6 — Long-term debt
Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
	(Amounts in thousands)
Senior credit facility, secured by first priority security interests in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:
Revolving loan facility, at variable interest (3.0% at December 31, 2011); principal due April 14, 2016	$—	$239,000
Term loan A facility, at variable interest (2.7% at September 30, 2012 and 3.0% at December 31, 2011); principal due April 14, 2016 subject to certain amortization requirements	195,000	200,000
Term loan B facility, at variable interest (4.0% at September 30, 2012 and December 31, 2011); principal due April 14, 2018 subject to certain amortization requirements (net of $1,425 and $1,594 discount at September 30, 2012 and December 31, 2011, respectively)	684,880	693,156
Senior notes, unsecured, 7.5% fixed interest, payable semi-annually on April 15 and October 15, principal due April 15, 2021 (net of $528 net premium at September 30, 2012 and $6,664 discount at December 31, 2011)	1,040,528	793,336
Senior notes, unsecured, 9.25% fixed interest, payable semi-annually on June 1 and December 1, principal due June 1, 2014	467	467
Other	102	105
	1,920,977	1,926,064
Less: Current maturities	(24,277)	(23,132)
	$1,896,700	$1,902,932
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

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
At September 30, 2012, the principal debt outstanding under the Credit Facility consisted of $195.0 million under the A term loan facility and $684.9 million (net of discount) under the B term loan facility. All mandatory principal repayments have been made through September 30, 2012.
On April 26, 2012, ACI completed a private placement of $240.0 million principal amount of additional 7.50% Senior Notes due 2021 (the “Additional 2021 Notes” and, collectively with the Original 2021 Notes, the “2021 Notes”). The Additional 2021 Notes were issued under the same indenture dated as of April 14, 2011 pursuant to which ACI previously issued the Original 2021 Notes (the “Indenture”). The Additional 2021 Notes were sold at a price of 103% of the principal amount, resulting in a yield to maturity of 6.88%. The Company received net proceeds from the sale of the Additional 2021 Notes (after initial purchaser discounts and expenses and including the premium and accrued interest) of approximately $244.0 million. The Company used $236.0 million of the proceeds to repay all amounts outstanding under the revolving loan facility of the Credit Facility (which amounts may be reborrowed from time to time) and the remaining proceeds for general corporate purposes. In connection with issuing the Additional 2021 Notes, the Company paid one-time fees and expenses totaling approximately $3.8 million, most of which was capitalized and will be amortized over the term of the 2021 Notes as interest expense.
As of September 30, 2012, the amount of the revolving loan facility available for borrowing was $496.0 million, after giving effect to $4.0 million of outstanding letters of credit.
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
The terms of the 2021 Notes are governed by the Indenture. The 2021 Notes bear interest at a fixed rate of 7.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The initial interest payment on the Additional 2021 Notes was made on October 15, 2012. The 2021 Notes mature on April 15, 2021. The 2021 Notes and the guarantees of the 2021 Notes are senior unsecured obligations of ACI and the Guarantors, respectively, and rank, in right of payment, equally with or senior to all existing or future unsecured indebtedness of ACI and each Guarantor, respectively, but are effectively subordinated in right of payment to the Credit Facility indebtedness and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.
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

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Debt covenants
The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of September 30, 2012, the Company was required to maintain a Total Net Leverage Ratio, calculated as consolidated debt (net of certain cash and cash equivalents) divided by EBITDA, as defined in the Credit Facility agreement, of no more than 6.50:1, and a Senior Secured Net Leverage Ratio, calculated as senior secured debt (net of certain cash and cash equivalents) divided by EBITDA, of no more than 4.00:1. As of September 30, 2012 and December 31, 2011, the Company’s Total Net Leverage Ratio was 5.01:1 and 5.04:1, respectively. The Senior Secured Net Leverage Ratio as of September 30, 2012 and December 31, 2011 was 2.15:1 and 2.86:1, respectively. Under the Credit Facility agreement, as of September 30, 2012, the Company was required to maintain an Interest Expense Coverage Ratio, calculated as EBITDA divided by cash interest expense, of at least 2.00:1. As of September 30, 2012 and December 31, 2011, the Interest Expense Coverage Ratio was 3.60:1 and 3.29:1, respectively. On April 16, 2012, the Company entered into an amendment to the Credit Facility agreement to increase the maximum permitted Total Net Leverage Ratio for fiscal quarters ending in 2014 from 5.50:1 to 5.75:1 and for the fiscal quarters ending March 31, 2015 and June 30, 2015 from 5.25:1 to 5.50:1. The Company paid arrangement and consent fees totaling approximately $1.0 million in connection with the amendment, which were capitalized and will be amortized over the remaining terms of the Credit Facility as interest expense.
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
As of September 30, 2012 and December 31, 2011, the Company was in compliance with all applicable covenants under the Credit Facility agreement and the Indenture.
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
In April 2011, ACI’s Board of Directors terminated the deferred compensation plan, effective as of December 31, 2011. A partial distribution of plan assets was made to participants in May 2011 and a final distribution of all liabilities due to participants of $14.0 million was paid out to participants in May 2012. The rabbi trust-owned life insurance policies were surrendered and the full surrender value of $16.2 million was reimbursed to the Company at that time.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair value of long-term debt
The estimated fair value of the Company’s long-term debt at September 30, 2012 was approximately $2.001 billion, versus its book value of $1.921 billion. The estimated fair value of the Company’s long-term debt at December 31, 2011 was approximately $1.951 billion, versus its book value of $1.926 billion. The estimated fair value of the outstanding notes and the term loan facility debt was based on Level 2 inputs using quoted market prices on or about September 30, 2012 and December 31, 2011. The estimated fair value of the revolving loan facility debt was based on Level 2 inputs using estimated fair values of comparable debt instruments on or about December 31, 2011.
Note 8 — Stock-based compensation
The Company accounts for its stock-based compensation in accordance with ASC Topic 718. Stock-based compensation expense totaled $3.7 million and $3.9 million for the three months ended September 30, 2012 and 2011, respectively. During the first nine months of 2012 and 2011, stock-based compensation expense was $12.7 million and $12.0 million, respectively. During the nine months ended September 30, 2012 and 2011, no associated future income tax benefit was recognized. As of September 30, 2012, there was approximately $33.4 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted-average fair value per share of options granted during the period	$5.23	$7.54	$5.24	$7.54
Weighted-average assumptions:
Expected stock price volatility	46.5%	46.5%	46.5%	46.5%
Risk-free interest rate	0.6%	1.2%	0.6%	1.2%
Expected option life (years)	4.8	4.6	4.8	4.6
Expected annual dividend yield	2.8%	1.9%	2.8%	1.9%
Stock option activity during the nine months ended September 30, 2012 was as follows:

	Options (In Thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2011	5,892	$20.55
Granted	1,773	16.72
Exercised	(291)	12.88
Forfeited or expired	(281)	21.73
Outstanding at September 30, 2012	7,093	$19.86	6.9	$6,305
Exercisable at September 30, 2012	3,427	$22.29	4.4	$3,753
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on September 30, 2012. The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $2.0 million and $3.1 million, respectively. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the Company’s unvested stock option activity for the nine months ended September 30, 2012:

	Shares	Weighted- Average Exercise Price (per Share)
	(Amounts in thousands)
Unvested at December 31, 2011	2,565	$18.23
Granted	1,773	16.72
Vested	(529)	17.66
Forfeited	(143)	18.12
Unvested at September 30, 2012	3,666	$17.58
The following table summarizes the Company’s unvested restricted stock unit activity for the nine months ended September 30, 2012:

	Units	Weighted- Average Grant Date Fair Value (per Unit)
	(Amounts in thousands)
Unvested at December 31, 2011	1,678	$18.60
Granted	481	16.91
Vested	(640)	17.45
Forfeited	(71)	18.66
Unvested at September 30, 2012	1,448	$18.55
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
On September 15, 2011, ACI’s Board of Directors approved the repurchase of up to $75 million of ACI’s common stock in a stock repurchase program. The program provides that the shares may be repurchased by the Company through September 30, 2014 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. The Company expects to fund repurchases using available cash and borrowings under its Credit Facility. The Company is not obligated to purchase any shares under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or terminated, at any time. During the year ended December 31, 2011, the Company repurchased 0.3 million shares under the stock repurchase program for $5.2 million at an average price of $16.23 per share, exclusive of commissions paid. During the nine months ended September 30, 2012, the Company repurchased 681,000 shares under the stock repurchase program for $11.5 million at an average price of $16.87 per share, exclusive of commissions paid.
Note 10 — Federal and state income taxes
At September 30, 2012 and December 31, 2011, unrecognized tax benefits totaled $5.9 million and $5.0 million, respectively. The total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.3 million at September 30, 2012 and $1.7 million at December 31, 2011. As of September 30, 2012, accrued interest and penalties totaled $1.0 million, of which $0.6 million would affect the effective tax rate if recognized.
The effective income tax rate was 41.9% for the three months ended September 30, 2012, compared to 41.4% for the same period in 2011. For the nine months ended September 30, 2012 and 2011, the effective income tax rates were 25.8% and 41.8%, respectively. The decrease in the effective income tax rate for the nine months ended September 30, 2012 was primarily attributable to a $15.7 million cumulative reduction in the income tax provision as a result of certain income tax elections made in the first quarter of 2012. Excluding the impact of these income tax elections, the effective tax rate for the nine months ended September 30, 2012 would have been 43.8%. Excluding the impact of the debt refinancing costs, non-operational professional fees and a

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

change to the state income tax rate in Indiana, the effective tax rate for the nine months ended September 30, 2011 would have been 42.2%.
The Company files income tax returns in numerous jurisdictions. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year. The Company anticipates that the net amount of unrecognized tax benefits will decrease by $0.2 million within the next 12 months, none of which would affect the effective tax rate if recognized.
The Company’s federal income tax returns for the years ended December 31, 2006 through December 31, 2009 were under examination by the Internal Revenue Service (the “IRS”). In May 2011, the IRS issued a letter challenging the Company’s method of accounting for certain repair and maintenance expenses. The Company disagreed with the IRS determination and submitted a protest and a request for an appeals conference to the IRS. During the third quarter of 2012, the Company reached a settlement through the appeals process for the issues raised in the audit examination. The audit settlement resulted in an assessment of $0.2 million, including interest, for the years 2006 through 2009 which was paid in the third quarter of 2012.
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
Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At September 30, 2012 and December 31, 2011, the estimated liabilities for unpaid and incurred but not reported claims totaled $9.5 million and $9.4 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.
Note 12 — Creative Casinos of Louisiana acquisition
On March 14, 2012, the Company entered into a definitive agreement to acquire all of the equity interests of Creative. Creative is the developer of a luxury casino resort in Lake Charles, Louisiana. This acquisition included the last remaining riverboat gaming license available in Louisiana under current law. Pursuant to the purchase agreement, the purchase price paid was $32.5 million, inclusive of $5.0 million deposited into an escrow account at closing to secure the seller’s indemnification obligations under the purchase agreement for a period of 18 months.
The acquisition closed on July 16, 2012 and construction commenced on July 20, 2012. The license conditions as revised by the Louisiana Gaming Control Board require the Company to invest at least $500 million in the project. The cost of the project, inclusive of the purchase price, is expected to be between $560 million and $580 million, excluding capitalized interest and pre-opening expenses. The Company is required to maintain a $25.0 million deposit, which will be fully refunded upon the timely completion of the project within two years of construction commencement. The Company plans to fund the project through a combination of cash from operations and borrowings under the revolving loan facility described in “Note 6 — Long-term debt.” The Company expects to open the resort in the third quarter of 2014.
Following the Company’s acquisition of Creative, on July 18, 2012 the Company entered into a ground lease agreement with the Lake Charles Harbor & Terminal District (the “District”). Cash rent payments under the ground lease will be $0.7 million per year until the opening of Ameristar Casino Resort Spa Lake Charles. Upon opening, the annual cash base rent payments will increase to $1.3 million per year for each of the first five years. The base rent will then be subject to an annual increase, not to exceed 5%, based on changes in a regional consumer price index as defined in the ground lease agreement. In addition to the base rent, upon commencing gaming activity, the Company will pay monthly additional rent based on a percentage of the property’s net gaming proceeds as defined in the ground lease agreement. Annual rent expense reflected in the consolidated statements of operations will be $1.3 million with the difference between cash rent payments and rent expense recorded as a deferred rent liability.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pursuant to the ground lease agreement, the Company was required to deposit $5.0 million in a separate bank account to cover the monthly rent payments prior to the commencement of gaming activity. Any remaining balance in the ground lease rent deposit account at the time gaming activity commences will be considered unrestricted and available for the Company to use at its discretion. At September 30, 2012, the ground lease deposit bank account had a balance of $4.8 million, of which $0.7 million is expected to be utilized for monthly rent payments over the next 12 months. In the accompanying consolidated balance sheets, the current portion of the deposit account is included in restricted cash. The remaining long-term portion of the ground lease rent deposit, as well as the $25.0 million deposit required to be held until construction completion, are included in deposits and other assets in the accompanying consolidated balance sheets.
During the third quarter of 2012, a valuation of the gaming right associated with Ameristar Casino Resort Spa Lake Charles was performed. The valuation of the gaming right was necessary in completing the asset purchase price allocation of the $32.5 million paid to acquire all the equity interests of Creative. Based on the valuation, the Company recorded the purchase price allocation of the gaming right at $29.8 million and the design plans and fees at $2.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We develop, own and operate casinos and related hotel, food and beverage, entertainment and other facilities, with eight properties in operation in Missouri, Iowa, Colorado, Mississippi, Indiana and Nevada. Our portfolio of casinos consists of:
•Ameristar Casino Resort Spa St. Charles (serving the St. Louis, Missouri metropolitan area);
•Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area);
•Ameristar Casino Hotel Council Bluffs (serving the Omaha, Nebraska metropolitan area and southwestern Iowa);
•Ameristar Casino Resort Spa Black Hawk (serving the Denver metropolitan area);
•Ameristar Casino Hotel Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana);
•Ameristar Casino Hotel East Chicago (serving the Chicagoland area); and
•Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada (serving Idaho and the Pacific
Northwest).
We are in the process of constructing Ameristar Casino Resort Spa Lake Charles as discussed below. This property will serve southwestern Louisiana and southeastern Texas, including the Houston metropolitan area.
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

•
Growth Initiatives. We continue to look for advantageous opportunities to grow. We anticipate that our growth will come from disciplined expansions at selected properties and through strategic acquisitions and new developments.

◦Lake Charles. On March 14, 2012, we entered into a definitive agreement to acquire all of the equity interests of Creative. Creative is the developer of a luxury casino resort in Lake Charles, Louisiana. This acquisition included the last remaining riverboat gaming license available in Louisiana under current law.
The acquisition closed on July 16, 2012 and construction commenced on July 20, 2012 and is progressing on schedule. Pursuant to the purchase agreement, we paid $32.5 million, inclusive of $5.0 million deposited into an escrow account at closing to secure the seller’s indemnification obligations under the purchase agreement for a period of 18 months. Ameristar Casino Resort Spa Lake Charles is being developed on a leased 243-acre site and will include a casino, hotel, a variety of food and beverage outlets, an 18-hole golf course, tennis club, swimming pools, spa and other resort amenities. The Lake Charles market draws primarily from the Houston metropolitan area as well as other southeastern Texas and southwestern Louisiana communities. The license conditions as revised by the Louisiana Gaming Control Board require us to invest at least $500 million in the project. The cost of the project, inclusive of the purchase price, is expected to be between $560 million and $580 million, excluding capitalized interest and pre-opening expenses. We are required to maintain a $25.0 million deposit, which will be fully refunded upon the timely completion of the project within two years of construction commencement. We anticipate funding the project through a combination of cash from operations and borrowings under our revolving loan facility. We expect to open the resort in the third quarter of 2014.
◦Springfield. In January 2012, we purchased a 40-acre site in Springfield, Massachusetts for approximately $16.9 million, with the intent to apply for the sole casino license for western Massachusetts and, if awarded, build a luxury hotel and entertainment resort. On October 23, 2012, we publicly announced plans for Ameristar Casino Resort Spa Springfield, which include a 150,000-square-foot casino featuring 3,300 slot machines and 110 table games, including a poker room. The project is also planned to include a 500-room luxury hotel (including 50 suites), indoor and outdoor swimming pools, a spa, a fitness center and retail amenities, a variety of nationally- and locally-recognized food and beverage venues and a conference and entertainment center. The project is master-planned to accommodate significant future expansions of the casino, hotel and parking garages. The preliminary project budget is $910 million, inclusive of capitalized interest and pre-opening expenses. It is anticipated that decisions regarding the awarding of licenses will be made in the first quarter of 2014.

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

•
Debt and Interest Expense. At September 30, 2012, total debt was $1.9 billion. Net principal payments totaled $2.5 million during the third quarter of 2012. After applying the proceeds from the sale of the Additional 2021 Notes to the outstanding revolving loan facility, we had $496.0 million available for borrowing under the revolving loan facility.

For the third quarter of 2012, our consolidated net interest expense increased by $2.3 million compared to the prior-year third quarter. As a result of the recent debt offering mentioned above, and based on current interest rates, we expect increased interest expense for the remainder of 2012 compared to the prior year.

•
Ameristar Kansas City. On February 3, 2012, a casino operator opened a land-based casino and entertainment facility at the Kansas Speedway, approximately 24 miles from Ameristar Kansas City. The increased competition contributed to expected declines in our property’s net revenues and operating income of 7.1% and 8.7%, respectively, from the prior-year third quarter. We anticipate the year-over-year declines to continue until the new competition reaches its first anniversary.

•
Ameristar East Chicago. The property experienced declines in net revenues and operating income of 8.5% and 46.4%, respectively, from the prior-year third quarter. The third quarter results were primarily a result of low table games hold and increased competition in the Chicagoland market. Although the anniversary of the new Chicagoland competition was reached in July 2012, we anticipate continued adverse impact from the increased competitive environment. A promotional program intended to counter Ameristar East Chicago’s new competitive environment contributed to a year-over-year increase in Ameristar East Chicago’s third quarter promotional allowances of $1.5 million, or 9.8%. The promotional program was curtailed early in the fourth quarter of 2012; however, it contributed to an increase of $0.6 million in consolidated third quarter promotional allowances over the prior-year third quarter.

•
Jackpot Properties. During the third quarter of 2012, our Jackpot properties’ results were adversely affected by a road repaving project on Highway 93 between Twin Falls, Idaho and Jackpot that concluded late in the third quarter and construction disruption relating to the renovation of 89 hotel rooms that was completed in late July 2012. These contributed to declines in the Jackpot properties’ net revenues and operating income of 1.6% and 10.9%, respectively, from the prior-year third quarter.

•
St. Charles Bridge Construction. In connection with a major renovation of the westbound span of the Blanchette Bridge, which carries Interstate 70 over the Missouri River near Ameristar St. Charles, this span was closed beginning in early November 2012 and is expected to reopen in fall 2013. While construction is ongoing, the bridge will be reduced from 10 lanes to six lanes. We expect the project will create an inconvenience for our guests and materially adversely affect business levels until the bridge construction is completed.

Results of Operations
The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES SUMMARY CONSOLIDATED FINANCIAL DATA (Dollars in Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Consolidated Cash Flow Information:
Net cash provided by operating activities	$87,252	$66,311	$203,069	$209,279
Net cash (used in) provided by investing activities	$(86,354)	$11,204	$(139,465)	$(18,675)
Net cash used in financing activities	$(20,114)	$(69,154)	$(33,012)	$(169,875)
Net Revenues:
Ameristar St. Charles	$68,160	$68,036	$202,504	$203,630
Ameristar Kansas City	51,960	55,920	160,357	170,115
Ameristar Council Bluffs	40,902	40,654	125,742	123,849
Ameristar Black Hawk	42,402	40,105	121,563	115,060
Ameristar Vicksburg	29,243	29,586	92,064	89,961
Ameristar East Chicago	49,790	54,405	159,666	169,119
Jackpot Properties	15,551	15,801	44,500	46,610
Consolidated net revenues	$298,008	$304,507	$906,396	$918,344
Operating Income (Loss):
Ameristar St. Charles	$16,988	$17,357	$53,004	$54,561
Ameristar Kansas City	14,794	16,199	47,702	50,820
Ameristar Council Bluffs	15,532	14,140	47,161	43,985
Ameristar Black Hawk	11,567	10,211	32,126	27,685
Ameristar Vicksburg	9,684	9,475	31,891	30,442
Ameristar East Chicago	2,521	4,705	16,098	18,525
Jackpot Properties	3,126	3,509	9,149	11,223
Corporate and other	(16,824)	(14,459)	(51,462)	(54,120)
Consolidated operating income	$57,388	$61,137	$185,669	$183,121
Operating Income Margins(1):
Ameristar St. Charles	24.9%	25.5%	26.2%	26.8%
Ameristar Kansas City	28.5%	29.0%	29.7%	29.9%
Ameristar Council Bluffs	38.0%	34.8%	37.5%	35.5%
Ameristar Black Hawk	27.3%	25.5%	26.4%	24.1%
Ameristar Vicksburg	33.1%	32.0%	34.6%	33.8%
Ameristar East Chicago	5.1%	8.6%	10.1%	11.0%
Jackpot Properties	20.1%	22.2%	20.6%	24.1%
Consolidated operating income margin	19.3%	20.1%	20.5%	19.9%
____________________________________

(1)	Operating income margin is operating income (loss) as a percentage of net revenues.

The following table presents detail of our net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands, Unaudited)
Casino Revenues:
Slots	$275,089	$278,153	$829,700	$837,316
Table games	28,972	30,505	90,243	94,708
Other	3,336	3,937	10,517	11,552
Casino revenues	307,397	312,595	930,460	943,576
Non-Casino Revenues:
Food and beverage	35,588	35,805	103,528	104,125
Rooms	19,788	20,110	58,546	59,028
Other	7,337	7,538	21,304	21,951
Non-casino revenues	62,713	63,453	183,378	185,104
Less: Promotional Allowances	(72,102)	(71,541)	(207,442)	(210,336)
Total Net Revenues	$298,008	$304,507	$906,396	$918,344
     Net Revenues
Consolidated net revenues for the quarter ended September 30, 2012 declined $6.5 million, or 2.1%, from the third quarter of 2011. Third quarter 2012 net revenues decreased on a year-over-year basis at four of our seven gaming locations. During the third quarter of 2012, net revenues declined from the corresponding 2011 period by 8.5% at Ameristar East Chicago, 7.1% at Ameristar Kansas City, 1.6% at our Jackpot properties and 1.2% at Ameristar Vicksburg. The new competition in the Chicagoland and Kansas City markets contributed to the year-over-year quarterly net revenue declines at Ameristar East Chicago and Ameristar Kansas City, respectively. Ameristar East Chicago also experienced low table games hold that impacted net revenues for the third quarter of 2012. Ameristar Black Hawk led our three properties with quarterly year-over-year net revenue improvements with an increase of $2.3 million, or 5.7%.
During the three months ended September 30, 2012, consolidated promotional allowances increased $0.6 million, or 0.8%, from the corresponding 2011 period. Consolidated promotional allowances as a percentage of gross gaming revenues increased from 22.9% in the third quarter of 2011 to 23.5% in the third quarter of 2012. At Ameristar East Chicago, a promotional program intended to counter the new competitive environment in the Chicagoland market contributed to the increase in promotional allowances.
For the nine months ended September 30, 2012, consolidated net revenues declined $11.9 million, or 1.3%, from the corresponding 2011 period. During the first nine months of 2012, net revenues decreased from the corresponding 2011 period by 5.7% at Ameristar Kansas City, 5.6% at Ameristar East Chicago and 4.5% at the Jackpot properties. The competitive pressures in the Chicagoland and Kansas City markets, as well as the construction disruption at Cactus Petes, adversely impacted financial results in the first nine months of 2012. The decline in net revenues was partially mitigated by the year-over-year improvements at Ameristar Black Hawk (5.7%), Ameristar Vicksburg (2.3%) and Ameristar Council Bluffs (1.5%). Unseasonably mild winter weather conditions and the extra day due to leap year contributed to the consolidated net revenue improvement at these properties in 2012.
For the nine months ended September 30, 2012, consolidated promotional allowances decreased $2.9 million, or 1.4%, from the same 2011 period.
Operating Income
In the third quarter of 2012, we generated operating income of $57.4 million, compared to $61.1 million in the same period in 2011. Third quarter 2012 operating income declined on a year-over-year basis at four of our seven gaming locations, while operating income improved by 13.3% at Ameristar Black Hawk, 9.8% at Ameristar Council Bluffs and 2.2% at Ameristar Vicksburg. The consolidated operating income decline resulted from the factors that affected net revenues discussed above.
For the nine months ended September 30, 2012, our operating income was $185.7 million, compared to $183.1 million for the corresponding 2011 period. Operating and marketing enhancements contributed to our improved consolidated operating income margin, as well as the mild winter weather conditions and the extra day due to leap year mentioned above.

For the nine months ended September 30, 2012, corporate expense decreased to $51.5 million from $54.1 million for the same period in 2011. The decrease is primarily attributable to the impact of $7.0 million of non-operational professional fees on prior-year operating income, as partially offset by $1.5 million spent in 2012 relating to our Springfield and Lake Charles development projects.
Interest Expense
The following table summarizes information related to interest on our long-term debt:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in Thousands, Unaudited)
Interest cost	$29,964	$27,458	$86,142	$79,829
Less: Capitalized interest	(312)	(144)	(784)	(296)
Interest expense, net	$29,652	$27,314	$85,358	$79,533
Cash paid for interest, net of amounts capitalized	$9,019	$11,027	$59,001	$56,342
Weighted–average total debt outstanding	$1,924,321	$1,975,252	$1,929,052	$1,824,565
Weighted–average interest rate	6.1%	5.4%	5.9%	5.8%
For the quarter ended September 30, 2012, consolidated interest expense, net of amounts capitalized, increased $2.3 million, or 8.6%, from the 2011 third quarter. Year to date, consolidated interest expense, net of amounts capitalized, increased $5.8 million, or 7.3%, from the first nine months of 2011. The increase is due primarily to the repurchase of shares from the Estate and the Debt Refinancing completed in the second quarter of 2011, as well as the April 2012 issuance of the Additional 2021 Notes.
Income Taxes
Our effective income tax rate was 41.9% for the quarter ended September 30, 2012, compared to 41.4% for the corresponding 2011 period. For the nine months ended September 30, 2012 and 2011, the effective income tax rates were 25.8% and 41.8%, respectively. The decrease in the effective income tax rate for the nine-month period was primarily attributable to a $15.7 million cumulative reduction in the income tax provision as a result of certain income tax elections made in the first quarter of 2012. Excluding the impact of these income tax elections made in the first quarter of 2012, our effective tax rate for the nine months ended September 30, 2012 would have been 43.8%. Excluding the impact of the debt refinancing costs, non-operational professional fees and a change to the state income tax rate in Indiana, our effective tax rate for the nine months ended September 30, 2011 would have been 42.2%. For the remainder of 2012, we expect our quarterly effective income tax rate to be in a range of 40% to 42%.
Net Income
For the three months ended September 30, 2012, we had consolidated net income of $16.1 million, compared to $18.9 million for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, we reported net income of $75.1 million, compared to a net loss of $0.6 million for the nine months ended September 30, 2011. The nine month year-over-year improvement in net income was mostly attributable to efficient revenue flow-through, the $15.7 million cumulative reduction in the income tax provision mentioned above and the absence of the pre-tax loss on early retirement of debt of $85.3 million and non-operational professional fees in the current periods that were incurred in the first nine months of 2011. Diluted earnings per share for the three and nine months ended September 30, 2012 was $0.48 and $2.22, respectively, compared to diluted earnings per share of $0.56 and diluted loss per share of $0.01, respectively, for the corresponding prior-year periods. Diluted earnings per share for the first nine months of 2012 benefited from the reduction in the number of shares outstanding due to the repurchase of shares from the Estate that took place in the second quarter of 2011.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Nine Months Ended September 30,
	2012	2011
	(In Thousands, Unaudited)
Net cash provided by operating activities	$203,069	$209,279
Cash Flows from Investing Activities:
Capital expenditures	(83,118)	(46,090)
Net cash paid for Louisiana acquisition	(33,218)	—
Increase (decrease) in construction contracts payable	4,584	(1,746)
Proceeds from sale of assets	518	299
Increase in restricted cash	(29,833)	—
Decrease in deposits and other non-current assets	1,602	28,862
Net cash used in investing activities	(139,465)	(18,675)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	290,200	2,059,250
Principal payments of debt	(295,448)	(1,727,084)
Debt issuance and amendment costs	(4,876)	(30,466)
Cash dividends paid	(12,341)	(12,990)
Proceeds from stock option exercises	3,754	5,812
Purchases of treasury stock	(14,301)	(464,397)
Net cash used in financing activities	(33,012)	(169,875)
Net Increase in Cash and Cash Equivalents	$30,592	$20,729
Our business is primarily conducted on a cash basis. Accordingly, operating cash flows follow trends in our operating income, excluding non-cash items. For the nine months ended September 30, 2012, net cash provided by operating activities decreased $6.2 million from 2011, mostly as a result of changes in our accounts payable and prepaid account balances in 2012.
Capital expenditures in the first nine months of 2012 and 2011 included minor construction projects, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties. Also, in the first quarter of 2012, we spent $16.9 million (including fees and commissions) to purchase approximately 40 acres of land in Springfield, Massachusetts as the site for a possible future casino resort. In the first nine months of 2012, we spent $6.9 million relating to the renovation of guest rooms at our Cactus Petes property, which was completed in July 2012.
In March 2012, we entered into a definitive agreement to acquire all of the equity interests of Creative, the developer of a luxury casino resort in Lake Charles, Louisiana, for $32.5 million. The construction of Ameristar Casino Resort Spa Lake Charles began on July 20, 2012. Ameristar Casino Resort Spa Lake Charles is being developed on a leased 243-acre site and, as currently planned, will include a casino with approximately 1,600 slot machines and 60 table games, a hotel with approximately 700 guest rooms (including 70 suites), a variety of food and beverage outlets, an 18-hole golf course, a tennis club, swimming pools, a spa and other resort amenities. There will also be approximately 3,000 parking spaces, of which 1,000 will be in a parking garage. The license conditions as revised by the Louisiana Gaming Control Board require us to invest at least $500 million in the project. The cost of the project, inclusive of the purchase price, is expected to be between $560 million and $580 million, excluding capitalized interest and pre-opening expenses. During 2012, capital expenditures related to the project totaled $12.5 million (exclusive of the purchase price paid for the acquisition of the equity interests of Creative). We are required to maintain a $25.0 million deposit, which will be fully refunded upon the timely completion of the project within two years of construction commencement. We anticipate funding the project through a combination of cash from operations and borrowings under our revolving loan facility. The property is expected to open in the third quarter of 2014.
Following the acquisition of Creative, on July 18, 2012 we entered into a ground lease agreement with the Lake Charles Harbor & Terminal District (the “District”). Rent payable under the ground lease will be $0.7 million per year until the opening of Ameristar Casino Resort Spa Lake Charles. Upon opening, the annual base rent will increase to $1.3 million per year for each of the first five years. The base rent will then be subject to an annual increase, not to exceed 5%, based on changes in a regional consumer price index as defined in the ground lease agreement. In addition to the base rent, upon commencing gaming activity, we will pay monthly additional rent based on a percentage of the property’s net gaming proceeds as defined in the ground lease agreement.
Pursuant to the ground lease agreement, we were required to deposit $5.0 million in a separate bank account to cover the monthly rent payments prior to the commencement of gaming activity. Any remaining balance in the ground lease rent deposit account at the time gaming activity commences will be considered unrestricted and available for use at our discretion. At September 30, 2012, the ground lease deposit bank account had a balance of $4.8 million, of which $0.7 million is expected to be utilized for monthly rent payments over the next 12 months. Both of the required deposits are presented as increases in restricted cash used in investing activities in the accompanying consolidated statements of cash flows.
During the first nine months of 2012, our Board of Directors declared three quarterly cash dividends of $0.125 per share, which were paid on March 15, 2012, June 15, 2012 and September 14, 2012. On October 26, 2012, the Board of Directors declared a quarterly cash dividend of $0.125 per share, to be paid on December 14, 2012. During the nine-month period ended September 30, 2011, the Board of Directors declared three quarterly cash dividends of $0.105 per share, which were paid on March 15, 2011, June 15, 2011 and September 15, 2011.
On September 15, 2011, our Board of Directors approved the repurchase of up to $75 million of our common stock through September 30, 2014. During 2011, we repurchased a total of approximately 0.3 million shares of common stock under the program at an average price of $16.23 per share, exclusive of commissions paid, for a total cost of $5.2 million. During the first nine months of 2012, we repurchased 681,000 shares under the stock repurchase program for $11.5 million at an average price of $16.87 per share, exclusive of commissions paid.
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
On April 26, 2012, we completed a private placement of $240.0 million principal amount of Additional 2021 Notes (the Additional 2021 Notes and the Original 2021 Notes are collectively referred to herein as the “2021 Notes”). The Additional 2021 Notes were issued under the same indenture pursuant to which we previously issued the Original 2021 Notes. The Additional 2021 Notes were sold at a price of 103% of the principal amount, resulting in a yield to maturity of 6.88%. We received net proceeds from the sale of the Additional 2021 Notes (after initial purchaser discounts and expenses and including the premium and accrued interest) of approximately $244.0 million. We used $236.0 million of the proceeds to repay all amounts outstanding under the revolving loan facility of the Credit Facility (which amounts may be reborrowed from time to time) and the remaining proceeds for general corporate purposes. We believe the Additional 2021 Notes enhance our borrowing flexibility under the revolving credit facility and will better position us for future growth. In connection with issuing the Additional 2021 Notes, we paid one-time fees and expenses totaling approximately $3.8 million, most of which was capitalized and will be amortized over the term of the 2021 Notes.

The 2021 Notes bear interest at a fixed rate of 7.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The initial interest payment on the Additional 2021 Notes was made on October 15, 2012. The 2021 Notes mature on April 15, 2021.
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
Net principal repayments totaled $12.4 million during the first nine months of 2012. All mandatory principal payments have been made through September 30, 2012. After applying the proceeds from the sale of the Additional 2021 Notes to the outstanding revolving loan facility, we had $496.0 million available for borrowing under the revolving loan facility as of September 30, 2012.
In addition to the availability under the Credit Facility, we had $116.3 million of cash and cash equivalents at September 30, 2012, approximately $75 million of which were required for daily operations.
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
Forward-Looking Statements
This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and financial performance. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that,” “will,” “would,” “could,” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable at the time they are made, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the Credit Facility or any replacement financing, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions and changes in regulation or legislation (including gaming tax and anti-smoking laws) that could affect us. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 and “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Credit Facility. Outstanding amounts borrowed under our Credit Facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of September 30, 2012, we had $881.3 million outstanding under the Credit Facility, which represents approximately 46% of our total outstanding debt, bearing interest at variable rates indexed to one-month LIBOR, based on our election. At September 30, 2012, the average interest rate applicable to the Credit Facility debt outstanding was 3.7%. An increase of one percentage point in the interest rate applicable to the Credit Facility debt outstanding at September 30, 2012 would increase our annual interest cost and reduce our pre-tax income by $3.4 million (after giving effect to the LIBOR floor of 1.0% for the B term loan, which comprises 78% of the total Credit Facility balance at September 30, 2012). The remaining 54% of our debt outstanding as of September 30, 2012, primarily consisting of the 2021 Notes, bears interest at fixed rates.
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
(b) Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the third fiscal quarter of 2012.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended September 30, 2012, we purchased the following shares of our outstanding common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2012 - July 31, 2012	154,409	$17.31	154,409	$66,712,190
August 1, 2012 - August 31, 2012	485,688	$16.69	485,688	$58,607,204
September 1, 2012 - September 30, 2012	16,219	$16.98	16,219	$58,331,796
Total	656,316		656,316

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

101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011 (audited); (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and September 30, 2011 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and September 30, 2011 (unaudited); (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited).
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

AMERISTAR CASINOS, INC. Registrant

Date:	November 8, 2012	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)