Form 10-K
period 2012-12-31
AMERISTAR CASINOS INC
filed 2013-02-28
CIK 912145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $581,520,389 based on the closing sale price on that date as reported on the Nasdaq Global Select Market.
Number of shares of Common Stock outstanding as of February 21, 2013: 32,958,874
Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

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
Pending Acquisition of Ameristar by Pinnacle Entertainment, Inc.
On December 20, 2012, Ameristar Casinos, Inc. entered into an Agreement and Plan of Merger with Pinnacle Entertainment, Inc., a Delaware corporation (“Pinnacle”), PNK Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Pinnacle (“HoldCo”), and PNK Development 32, Inc., a Nevada corporation and a wholly owned subsidiary of HoldCo (“Merger Sub”), which was amended by a First Amendment to the Agreement and Plan of Merger dated as of February 1, 2013 (as so amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Pinnacle will acquire all of the outstanding common shares of Ameristar for $26.50 per share in cash through a merger of Merger Sub with and into Ameristar, with Ameristar surviving as an indirect wholly owned subsidiary of Pinnacle. Under certain circumstances, Pinnacle may elect to utilize an alternative acquisition structure pursuant to which HoldCo would be merged with and into Ameristar and immediately thereafter, Ameristar would be merged with and into Pinnacle, with Ameristar ceasing to exist as a separate entity. We refer to the acquisition, in whichever structure utilized, as the “Merger.”
In connection with the Merger, Ameristar and Pinnacle filed the required Hart-Scott-Rodino premerger notification and report forms on January 11, 2013, and on February 11, 2013, Ameristar and Pinnacle received a request for additional information and documentary materials from the Federal Trade Commission regarding the proposed Merger. On February 1, 2013, Ameristar filed a preliminary proxy statement with the Securities and Exchange Commission relating to a special meeting of Ameristar’s stockholders to consider and approve the Merger Agreement.
Consummation of the Merger is subject to customary closing conditions, including the receipt of all required gaming regulatory and antitrust approvals, approval of the Merger by Ameristar’s stockholders and the absence of any government order or other legal restraint prohibiting the Merger. Subject to the satisfaction or waiver of the closing conditions, the Merger is expected to close in the second or third quarter of 2013. If the Merger is completed, Ameristar’s stockholders will cease to have any equity interest in Ameristar.
For a number of reasons, there can be no assurance that the Merger will be completed as contemplated. Furthermore, there are a number of risks and uncertainties to Ameristar’s business related to the pending Merger, including provisions in the Merger Agreement that place restrictions on the conduct of Ameristar’s business prior to the completion of the Merger. For additional information, please see “Item 1A. Risk Factors-The pending acquisition of Ameristar may not be completed and the transaction may have adverse effects on our business.”

Introduction
We are a developer, owner and operator of casino entertainment facilities in local and regional markets. Ameristar has been a public company since November 1993. We have eight properties in seven markets. In July 2012, we began construction of our ninth property, Ameristar Casino Resort Spa Lake Charles in Lake Charles, Louisiana. The resort complex is being developed on a leased 243-acre site and will include a 700-room luxury hotel with 70 suites, a casino, a variety of food and beverage outlets, an 18-hole golf course, a tennis club, a swimming pool, spa, and other resort amenities. We expect to open the resort in the third quarter of 2014.
Our goal is to capitalize on our high-quality facilities and products and dedication to superior guest service to effectively compete in each of our markets and to drive growth from our properties in order to create value for our stockholders. We believe the Ameristar experience differentiates us from our competitors. That experience is built upon our high-quality facilities and products, such as slots, food, lodging, entertainment and the appreciative service our 7,100 team members offer our guests. Our casinos feature spacious gaming floors and typically have the largest number of gaming positions in our markets. We believe we feature more of the newest and most popular slot machines than any other casino in each market. We design the flow of our casino floors to attractively position and draw attention to our newest and most popular games and provide convenient access to other amenities, which we believe creates a more entertaining experience for our guests.
Most of our revenue comes from slot play, but we also offer a wide range of table games, including blackjack, craps, roulette and poker in the majority of our markets. We set minimum and maximum betting limits for the properties based on market conditions, customer demand and other factors. Our gaming revenues are derived from a broad base of guests, and we do not depend exclusively upon high- or low- stakes players. We extend gaming credit at our properties in Indiana, Mississippi and Nevada.
Our hotels offer upscale accommodations with tastefully appointed rooms offering appealing amenities. Our signature dining concepts include steakhouses, elaborate buffets and casual dining restaurants, including sports bars. Whether in our steakhouses or delis, our emphasis is on quality in all aspects of the dining experience — food, service, ambiance and facilities. All of our properties other than the Jackpot properties offer a private “Star Club,” which gives our our Star Awards members an exclusive place to relax.
The following other significant activities took place during 2012:

•
Ameristar and MGM Resorts International initiated a strategic marketing alliance for the companies’ guest rewards programs - MGM Resorts’ M Life and Ameristar’s Star Awards players club. The alliance provides the opportunity for selected members in the loyalty programs to receive quarterly promotional offers at the other’s properties. Ameristar Star Awards members not in the M Life database may receive offers to M Life Las Vegas casinos, while M Life members not in the Ameristar database may receive offers to Ameristar local casinos. In addition, Star Awards members’ play at M Life Las Vegas casinos will accrue toward their annual Ameristar Star Awards program tier renewal requirements. The strategic alliance continues through 2013 and is renewable on an annual basis, subject to mutual agreement.

•
We completed a $7.5 million renovation of Ameristar Casino Hotel East Chicago’s 288 hotel rooms and suites and a $7.4 million renovation of 89 hotel rooms and suites at Cactus Petes Resort Casino in Jackpot, Nevada.

•
We completed the purchase of a 40-acre site in Springfield, Massachusetts, with the intent to apply for the sole casino license for western Massachusetts and, if awarded, build a luxury hotel and entertainment resort. On November 30, 2012, following lengthy consideration of the potential benefits, risks, costs and uncertainties of the project, we announced the termination of our efforts to pursue this license.

•
We issued $240.0 million principal amount of additional 7.50% Senior Notes due 2021, the net proceeds of which were used to repay all amounts outstanding under the revolving loan tranche of our senior credit facility (which amounts may be reborrowed from time to time) and for general corporate purposes.

The following table presents selected statistical and other information concerning our properties as of February 1, 2013.

	Ameristar Casino Resort Spa St. Charles	Ameristar Casino Hotel Kansas City	Ameristar Casino Hotel Council Bluffs	Ameristar Casino Resort Spa Black Hawk	Ameristar Casino Hotel Vicksburg	Ameristar Casino Hotel East Chicago	The Jackpot Properties (1)
Opening Year	1994	1997	1996	2001	1994	1997	1956
Acquisition Year	2000	2000	-	2004	-	2007	-
Casino Square Footage (approx.)	130,000	140,000	38,500	56,000	70,000	56,000	29,000
Slot Machines (approx.)	2,620	2,590	1,590	1,490	1,570	1,970	780
Table Games	72 (2)	72 (2)	23	47 (2)	41 (2)	36	26 (2)
Hotel Rooms	397	184	444 (3)	536	149	288	416
Restaurants/Bars	7/7	10/7 (4)	4/4	4/3	3/2	6/2 (4)	5/4
Restaurant/Bar Seating Capacity	1,659/193	1,634/405 (4)	1,085/68	733/120	998/282	618/46 (4)	530/126
Guest Parking Spaces (approx.)	6,280	8,320	3,080	1,500	2,500	2,245	1,100
Other Amenities	35,300-Square-Foot Conference, Banquet and Meeting Center; Indoor/Outdoor Swimming Pool; Full-Service Spa; VIP Players’ Club; Gift Shop; Amusement Arcade	Entertainment Facility; Meeting Space; 18-Screen Movie Theater(5); VIP Players’ Club; Gift Shop; Kids Quest Children’s Activity Center(5); Amusement Arcade(5)	6,900 Square Feet of Meeting Space; VIP Players’ Club; Indoor Swimming Pool; Exercise Facility; Gift Shop; Kids Quest Children’s Activity Center(5)	15,000-Square-Foot Event and Meeting Center; VIP Players’ Club; Starbucks Coffee Bar; Gift Shop; Rooftop Swimming Pool; Full-Service Spa; Rooftop Lounge	Meeting Space; VIP Players’ Club; Swimming Pool; Gift Shop; Service Station; Convenience Store; Subway Restaurant Franchise; RV Park	5,370-Square-Foot Banquet Room; VIP Players’ Lounge and Club Facilities; Gift Shop; Winners Square Promotion Center	3,940-Seat Outdoor Entertainment Facility; Showroom; Meeting Space; Sports Book(5); Swimming Pool; Gift Shop; Service Station; General Store; Amusement Arcade; Styling Salon; RV Park
_______________________________________

(1)	Includes the operations of Cactus Petes Resort Casino and The Horseshu Hotel and Casino.

(2)	Includes poker tables.

(3)	Includes 284 rooms operated by affiliates of Kinseth Hospitality Corporation and located on land owned by us and leased to affiliates of Kinseth.

(4)	Includes four outlets at Ameristar Casino Hotel Kansas City and an outlet at Ameristar Casino Hotel East Chicago that are leased to and operated by third parties.

(5)	Leased to and/or operated by a third party.

Ameristar Casino Resort Spa St. Charles. Ameristar Casino Resort Spa St. Charles serves the greater St. Louis metropolitan region and surrounding areas with a large casino and a variety of amenities, including our luxury all-suite hotel and spa. We believe the hotel’s expansive luxury suites rank among the greater St. Louis area’s most upscale accommodations. The hotel also features a 7,000-square-foot, full-service spa and an indoor/outdoor pool. The hotel has held the prestigious American Automobile Association (“AAA”) Four Diamond designation since 2009. The property has seven dining venues, a state-of-the-art conference and banquet center and several bars.
The property is located immediately north of the Interstate 70 bridge at the Missouri River, strategically situated to attract patrons from the St. Charles and greater St. Louis areas, as well as tourists from outside the region. The property is in close proximity to the St. Charles convention facility. Interstate 70 is a major east-west freeway offering easy access to, and direct visibility of, the Ameristar Casino Resort Spa St. Charles site.
Ameristar Casino Hotel Kansas City. Ameristar Casino Hotel Kansas City ranks among the largest state-licensed casino floors in the United States. Our hotel offers a mix of suites and standard rooms that feature custom finishes. Guests can select from 10 restaurants and seven bars/lounges.
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
The Jackpot Properties. Cactus Petes Resort Casino and The Horseshu Hotel and Casino are located in Jackpot, Nevada, just south of the Idaho border. Cactus Petes has been operating since 1956. The properties’ resort amenities include a hotel, an Olympic-sized pool, a heated spa, a styling salon, a recreational vehicle park and access to a nearby 18-hole golf course. In addition, an adjacent general store and service station serve guests and regional travelers. The properties also offer several dining selections and a showroom. 89 hotel rooms at Cactus Petes were remodeled during the summer of 2012.

The properties are located on either side of Nevada State Highway 93, a major regional north-south route, and serve guests primarily from Idaho, and secondarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces.
Markets
The following table presents a summary of the market characteristics and market performance of our properties as of December 31, 2012, with the exception of the Jackpot properties, which are separately summarized below.

	Ameristar Casino Resort Spa St. Charles	Ameristar Casino Hotel Kansas City(1)	Ameristar Casino Hotel Council Bluffs	Ameristar Casino Resort Spa Black Hawk(2)	Ameristar Casino Hotel Vicksburg	Ameristar Casino Hotel East Chicago(3)
Adult population — within 50 miles	2.0 million	1.6 million	750,000	2.2 million	400,000	5.8 million
Adult population — within 100 miles	2.9 million	2.1 million	1.3 million	3.2 million	1.2 million	9.0 million
No. of market participants	6	5	3	18	4	3
2012 annual market gaming revenue — $ in millions	$1,112.6	$760.0	$441.6	$558.5	$265.4	$934.9
2012 market growth rate	(0.2)%	6.9%	1.6%	1.4%	1.5%	(2.9)%
2012 market share	24.8%	29.1%	38.5%	28.0%	45.6%	25.3%
2011 market share	24.8%	33.5%	38.9%	27.3%	45.5%	25.7%
2012 market share rank	#1	#1	#2	#1	#1	#2
_______________________________________

(1)	A new competitor opened a casino and entertainment facility on February 3, 2012 at the Kansas Speedway in Wyandotte County, Kansas.

(2)
The Colorado Limited Gaming Control Commission reports the Black Hawk and Central City, Colorado markets separately. The Black Hawk information in this table excludes eight casinos in Central City, adjacent to Black Hawk, which generated $74.5 million in total gaming revenues in 2012.

(3)
In the Northwest Indiana market, there are a total of three operators, including Ameristar East Chicago (located in East Chicago, Hammond and Gary, Indiana), that generated $0.9 billion in annual gaming revenues in 2012. In the broader Chicagoland market, there are six additional state-licensed casinos operating in the states of Illinois and Indiana and one Native American casino in Michigan. The nine state-licensed casinos generated a total of $2.2 billion in annual gaming revenues in 2012.

The primary market area for the Jackpot properties is Twin Falls, Idaho (located approximately 45 miles north of Jackpot) and Boise, Idaho (located approximately 150 miles from Jackpot). The primary market area comprises approximately 600,000 adults. The balance of the Jackpot properties’ guests comes primarily from the northwestern United States and southwestern Canada. As of December 31, 2012, the Jackpot properties had approximately 56% of the slot machines and 77% of the table game positions in the Jackpot market.
Our ninth property, Ameristar Casino Resort Spa Lake Charles, is expected to open in the third quarter of 2014 and will be located in Lake Charles, Louisiana. This property will serve southwestern Louisiana and southeastern Texas, including the Houston metropolitan area, which is approximately 140 miles from Lake Charles. The adult population within 50 miles, 100 miles and 150 miles of Lake Charles is approximately 340,000, 1.2 million and 6.1 million, respectively.
Competition
St. Charles
Ameristar St. Charles competes primarily with five other gaming operations located in the metropolitan St. Louis area. Two of these competitors are located in Illinois. Illinois casinos are subject to higher gaming taxes than Missouri casinos. They are also subject to gaming position limitations and a statewide indoor smoking ban. Illinois casinos are allowed to extend gaming credit to their patrons, while Missouri regulations do not allow gaming credit to be given.
In addition to Ameristar St. Charles and the five other gaming operations located in the metropolitan St. Louis area, the state’s thirteenth casino, located approximately 100 miles southeast of St. Louis, opened in October 2012. Although it is located outside the metropolitan St. Louis area, this casino draws gaming customers from some of the same areas as Ameristar St. Charles and its competitors. No additional gaming licenses will be awarded in the State of Missouri, as the number of permitted casinos was capped at 13 by referendum in 2008.
Increased competition for our St. Charles property would result if Illinois law is changed in the future, as has been proposed, to allow the expansion of the two existing casinos in the market and/or operation of slot machines at the existing pari-mutuel racetrack near East St. Louis.
Kansas City
Ameristar Kansas City primarily competes with five other gaming operations located in and around Kansas City, Missouri. The newest competitor began operations in February 2012 at the Kansas Speedway in Wyandotte County, Kansas, approximately 24 miles from Ameristar Kansas City. Ameristar Kansas City’s location is the farthest east from the new casino, which has mitigated the impact on our casino. The shuttered pari-mutuel racetrack in Wyandotte County, Kansas has been authorized by the Kansas legislature to offer slot machines. However, the owner of the facility has opted not to reopen the facility and offer the machines due to the high tax rate imposed on these machines. If the race track were to reopen, we would face additional competition at Ameristar Kansas City.
Council Bluffs
Ameristar Council Bluffs operates one of three gaming licenses issued in the Council Bluffs gaming market pursuant to an operating agreement with Iowa West Racing Association. The two other licenses are operated by a single company and consist of another riverboat casino and a land-based casino with a pari-mutuel racetrack.
The Council Bluffs market is generally insulated from other casino gaming markets, with the nearest state-licensed competitor located in Sioux City, Iowa, approximately 90 miles away from Council Bluffs. The Iowa Racing and Gaming Commission is expected to select a new operator to replace the current operating casino in Sioux City in the second quarter of 2013. Currently, there are four competing proposals for the Sioux City marketplace. The new casino facility is not expected to open until late 2014 or early 2015, with the existing casino facility expected to remain in operation until that time.
A Native American operation in Onawa, Iowa, approximately 65 miles from Council Bluffs, resumed operations in the first quarter of 2013 after being closed for more than a year and a half due to flooding in 2011. Plans call for development of a new facility that is projected to open in the first half of 2014. A second Native American gaming operation located in Sloan, Iowa, approximately 80 miles from Council Bluffs, opened a 78-room hotel in the second quarter of 2012. The resumption of gaming activities in the Onawa market and the new hotel in the Sloan market are not expected to have a material impact upon Ameristar Council Bluffs’ performance.
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
Black Hawk
Ameristar Black Hawk primarily competes with 25 other gaming operations located in the Black Hawk and Central City gaming market in Colorado. Ameristar has the largest gaming floor and parking garage of any casino in the market. Of the other casinos in the market, only two are considered “large” operators, with over 750 slot machines. Ameristar’s primary competitor is one of the first major casinos encountered when entering Black Hawk from Denver via State Route 119. This competitor’s primary casino is connected via a skywalk to an adjacent casino the operator also owns, thereby offering increased availability of hotel rooms, parking capacity and gaming positions to guests.
The Black Hawk and Central City gaming market is generally insulated from other casino gaming markets, with no competitors within 50 miles. There have been proposals for the development of Native American, racetrack and video lottery terminal casinos throughout the state over the years. None of the proposals has been adopted by the state’s electorate or by the legislature.
Should any form of additional gaming be authorized in the Denver metropolitan area, the Black Hawk and Central City market would be adversely affected.

Vicksburg
Ameristar Vicksburg currently primarily competes with three other gaming operations located in Vicksburg, Mississippi. Vicksburg is located approximately 45 miles west of Mississippi’s largest city, Jackson.
During the first quarter of 2012, the competitor in Vicksburg located the farthest from our property ceased casino operations. It is uncertain if this casino will re-open in the future. In mid-2012, our nearest competitor announced its intention to sell its gaming facility; however, it recently reported that the acquisition would no longer proceed and the casino will continue to operate during reorganization under the Bankruptcy Code.
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
Proposals have been made from time to time to develop new Native American casinos in Louisiana and Mississippi, some of which could be competitive with the Vicksburg market. None are currently under construction.
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
Legislation that would further expand gaming in Illinois was passed by the Illinois legislature in each of the last two years but not signed into law by the governor. If similar legislation is enacted, Ameristar East Chicago would face significant additional competition.
In 2009, the Indiana Department of Transportation (“INDOT”) permanently closed the Cline Avenue bridge near Ameristar East Chicago due to safety concerns discovered during an inspection of the bridge. The closure has forced Ameristar’s guests to utilize alternative routes to access the property. This has caused the property’s business levels and operating results to suffer. A private party has contracted with the City of East Chicago to rebuild the bridge and convert the highway to a toll road. There is no assurance whether or when this project will be completed.
Jackpot
The Jackpot properties compete primarily with three other hotels and motels (all of which also have casinos) in Jackpot and a Native American casino near Pocatello, Idaho. The Native American casino operates video lottery terminals, which are similar to slot machines.
In the third quarter of 2012, the Native American tribal casino in Eastern Idaho, located approximately 160 miles from Jackpot, opened a $47 million, 156-room hotel and convention center.
Louisiana
Within a 50-mile radius of Lake Charles, Louisiana, there are currently two casino hotels located in Lake Charles, a large Native American casino near Kinder, Louisiana and a slots-only racino located in Vinton, Louisiana. Additionally, slot machines and other gaming is available at many smaller venues throughout Louisiana, including in areas in and surrounding Lake Charles. In addition to these competitors, there are numerous competitors for gaming customers who live in the Houston metropolitan area, which is the primary location from which casinos in Lake Charles draw customers, including casinos in Las Vegas, Nevada and other gaming destinations throughout the United States.

Other
In addition to the competition that our properties face from other casinos in their geographic markets, we also compete with casinos in other locations, including major tourist destinations such as Las Vegas, with gaming on cruise ships and with other forms of gaming in the United States, including state-sponsored lotteries, racetracks, off-track wagering, Internet and other account wagering and card parlors. For additional information, please see “Item 1A. Risk Factors-The gaming industry is very competitive and increased competition could have a material adverse effect on our future operations.”
Employees and Labor Relations
As of February 15, 2013, we employed approximately 4,680 full-time and 2,435 part-time employees. Approximately 210 employees at our East Chicago property are employed pursuant to collective bargaining agreements. We believe our employee relations are good.
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
The Missouri Gaming Commission has discretion to approve gaming license applications for permanently moored (“dockside”) casinos, powered (“excursion”) riverboat casinos and barges and to determine the type of excursion gambling boats allowed each licensee. The total number of excursion gambling boat licenses may not exceed 13. Due to safety concerns, all gaming vessels on the Missouri River are permitted to be moored in moats within 1,000 feet of the main channel of the river. Gaming licenses are initially issued for two one-year periods and must be renewed every four years thereafter. The gaming licenses held by ACSCI and ACKCI are next subject to renewal in October 2016. No gaming licensee may pledge or transfer in any way any license, or any interest in a license, issued by the Missouri Gaming Commission. As a result, the gaming licenses of our Missouri subsidiaries were not pledged to secure our senior credit facility.
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
The Missouri Gaming Commission regulates the issuance of excursion liquor licenses, which authorize the licensee to serve, offer for sale, or sell intoxicating liquor aboard any excursion gambling boat, or facility immediately adjacent to the excursion gambling boat, which is owned and operated by the licensee. An excursion liquor license is granted for a one-year term by the Missouri Gaming Commission and is renewable annually. The Missouri Gaming Commission can discipline an excursion liquor licensee for any violation of Missouri law or the Missouri Gaming Commission’s rules. Licensees are responsible for the conduct of their business and for any act or conduct of any employee on the premises that is in violation of the Missouri Act or the rules of the Missouri Gaming Commission. Missouri Gaming Commission liquor control regulations also include prohibitions on certain intoxicating liquor promotions and a ban on fees accepted for advertising products. Only entities, such as ACSCI and ACKCI, that hold licenses granted by the Missouri Gaming Commission allowing the holder to conduct gambling games on an excursion gambling boat and to operate an excursion gambling boat can obtain an excursion liquor license from the Missouri Gaming Commission. The sale of alcoholic beverages produced at Amerisports at Ameristar Kansas City is subject to licensing, control and regulation by the City of Kansas City, Missouri, Clay County, the State of Missouri and the Division of Alcohol, Tobacco and Firearms of the U.S. Treasury Department.
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
Substantially all of ACCBI’s material transactions are subject to review and approval by the Iowa Gaming Commission. Written and oral contracts and business arrangements involving a related party or in which the term exceeds three years or the total value in a calendar year exceeds $100,000 are agreements that qualify for submission to and approval by the Iowa Gaming Commission (“Qualifying Agreements”). Qualifying Agreements are limited to: (1) any obligations that expend, encumber or lend

ACCBI assets to anyone other than a not-for-profit entity or a unit of government for the payment of taxes and utilities; (2) any disposal of ACCBI assets or the provision of goods and services at less than market value to anyone other than a not-for-profit entity or a unit of government; (3) a previously approved Qualifying Agreement, if consideration exceeds the approved amount by the greater of $100,000 or 25%; and (4) any type of contract, regardless of value or term, where a third party provides electronic or mechanical access to cash or credit for a patron of the facility. Each Qualifying Agreement must be submitted to the Iowa Gaming Commission within 30 days of execution. Iowa Gaming Commission approval must be obtained prior to implementation, unless the Qualifying Agreement contains a written clause stating that the agreement is subject to Iowa Gaming Commission approval. Qualifying Agreements that are ongoing or open-ended need only be submitted on initiation, unless there is a material change in terms or noncompliance with the requirement that consideration be given to the use of Iowa resources, goods and services. Additionally, contracts negotiated between ACCBI and a related party must be accompanied by economic and qualitative justification.
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
Pursuant to the Indiana Riverboat Gaming Act, as amended (the “Indiana Act”), the Commission is authorized to award up to 10 owner’s licenses and one operating agent contract for purposes of owning and operating riverboat casinos in the State of Indiana. This includes five licenses for riverboat casinos in counties contiguous to Lake Michigan in northern Indiana, five licenses for riverboat casinos in certain counties contiguous to the Ohio River in southern Indiana and one operating agent contract for a riverboat casino in a county that contains a historic hotel district (i.e., Orange County). Referenda required by the Indiana Act to authorize the five licenses to be issued for counties contiguous to Lake Michigan have been conducted. In these counties, gaming has been authorized for the cities of Hammond, East Chicago, and Gary in Lake County, Indiana, and for Michigan City in LaPorte County, Indiana, to the east of Lake County. In April 2007, the Indiana General Assembly enacted legislation that empowered the Commission to issue gambling game licenses to the holders of Indiana’s two pari-mutuel horse racing permits. In March 2008, the Commission granted each permit holder a gambling game license authorizing the installation and use of up to 2,000 slot machines at each horse track, one of which is located in Anderson and the other in Shelbyville, Indiana. The slot operations at the tracks opened in the second quarter of 2008. Under Indiana law, installation of slot machines beyond the statutorily authorized number of 2,000 requires further approval by the Commission. The Commission has authorized each of the tracks to install up to 2,200 slot machines.
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
The Indiana Act requires the owner of a riverboat gaming operation to hold an owner’s license issued by the Commission. To obtain an owner’s license, the Indiana Act requires extensive disclosure of records and other information concerning an applicant. Applicants for licensure must submit a comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license. The Commission has the authority to request specific information on or license anyone who holds an ownership interest or anyone who plays a key management role, such as officers, directors, and employees, regardless of ownership. The applicant may be required to disclose the identity of every person holding an ownership interest in the applicant. Persons holding an interest of 5% or more in the applicant normally must undergo a background investigation and be licensed. Pursuant to administrative rule, institutional investors who directly or indirectly hold less than 15% of the beneficial interest of voting securities in a publicly traded casino licensee are generally exempted from this requirement of suitability. To qualify for a potential exemption, the investor must acquire the shares in the ordinary course of business for investment purposes. The shares cannot be acquired either for the purpose of electing a majority of the board of directors of the licensee or for the purpose of changing the licensee’s charter, management, policies or operations. Institutional investors are defined to include certain retirement funds, investment companies registered under the Investment Company Act of 1940, collective investment trusts organized by banks under the rules of the Comptroller of the Currency, closed-end investment trusts, chartered or licensed life insurance or property and casualty insurance companies, banking institutions, investment advisors registered under the Investment Advisors Act of 1940 and such other entities as the Commission may determine.
Each owner’s license entitles the licensee to own and operate one riverboat along with the associated gaming equipment. The Indiana Act allows a person to hold up to 100% of up to two individual riverboat owner’s licenses.
Each initial owner’s license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Commission that the licensee continues to be eligible for an owner’s license pursuant to the Indiana Act and the rules and regulations adopted thereunder. Ameristar Casino East Chicago, LLC submitted an application for the required annual license renewal in 2012 and such license renewal was approved by the Commission on August 2, 2012.
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
The Commission places special emphasis on the participation of minority business enterprises (“MBEs”) and women business enterprises (“WBEs”) in the riverboat industry. Each licensee is required to submit annually to the Commission a report that includes the total dollar value of contracts awarded for qualifying goods and services along with the percentage that was spent with MBEs and WBEs, respectively. The Commission currently has established a 10% goal for MBEs and a 5% goal for WBEs. Failure to meet MBE and WBE goals established by the Commission would result in scrutiny and possible penalties by the Commission. The Indiana Act authorizes the Commission to suspend, limit or revoke an owner’s gaming license or impose a fine or other appropriate conditions for failure to comply with these guidelines. However, if a determination is made that a licensee has failed to demonstrate compliance with these guidelines, the licensee has 90 days from the date of the determination to comply. For expenditures in all areas where formal goals have not been established, the Commission has taken the position that the capacity percentages set forth in a disparity study are targets for which best faith efforts of each licensee are expected.
A licensee may not lease, hypothecate, borrow money against or lend money against an owner’s riverboat gaming license. An ownership interest in an owner’s riverboat gaming license may only be transferred in accordance with the regulations promulgated under the Indiana Act.
The Indiana Act stipulates a graduated wagering tax with a starting tax rate of 15% for the first $25.0 million of adjusted gross receipts and a top rate of 40% for adjusted gross receipts in excess of $600.0 million. In addition to the wagering tax, an admissions tax of $3 per admission is assessed. The Indiana Act provides for the suspension or revocation of a license if the wagering and admissions taxes are not timely submitted.
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
The Colorado Constitution provides for a tax on the total amount wagered less all payouts to players. The gaming tax rates in effect as of July 1, 2008 can only be increased by amendment to the Colorado Constitution by voters in a statewide election. With respect to games of poker, the tax is calculated based on the sums wagered that are retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission. Effective July 1, 2012, the Commission reinstated the annual tax rates that were in effect prior to July 1, 2011, increasing the rate tiers to the following:

•	0.25% up to and including $2 million of the subject amounts;

•	2.0% on amounts from $2 million to $5 million;

•	9.0% on amounts from $5 million to $8 million;

•	11.0% on amounts from $8 million to $10 million;

•	16.0% on amounts from $10 million to $13 million; and

•	20.0% on amounts over $13 million.

The City of Black Hawk also assesses two device fees that are based on the number of gaming devices operated. Those consist of a $62.50 fee per device per month and a transportation device fee of $6.42 per device per month.
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
Louisiana
We are constructing a new riverboat casino and resort in Lake Charles, Louisiana (“Ameristar Lake Charles”), which will be owned and operated by Ameristar’s indirect wholly owned subsidiary, Ameristar Casino Lake Charles, LLC (“ACLC”). The following is a summary of the laws and regulations applicable to our gaming operations in Louisiana. The summary does not purport to be a full description thereof and is qualified in its entirety by reference to such laws and regulations.
The ownership and operation of our gaming facility are subject to pervasive regulation under the laws and regulations of Louisiana. The gaming laws and regulations of Louisiana generally are based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Such gaming laws and regulations are also designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on the gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, the gaming laws and regulations of Louisiana establish procedures to ensure that participants in the gaming industry meet certain standards of character and financial fitness and generally require gaming industry participants to:

•	establish and maintain responsible accounting practices and procedures;

•	maintain effective controls over their financial practices, including establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•	maintain systems for reliable record keeping;

•	file periodic reports with gaming regulators;

•	ensure that contracts and financial transactions are commercially reasonable, reflect fair market value and are arm’s-length transactions entered into with suitable persons;

•	establish procedures designed to prevent cheating and fraudulent practices; and

•	establish programs to promote responsible gaming.
The Louisiana Riverboat Economic Development and Gaming Control Act (the “Riverboat Act”) became effective on July 18, 1991. The Riverboat Act states, among other things, that certain of the policies of the State of Louisiana with respect to riverboat gaming are:

•	to develop a historic riverboat industry that will assist in the growth of the tourism market;

•	to license and supervise the riverboat industry from the period of construction through actual operation;

•	to regulate the operators, manufacturers, suppliers and distributors of gaming devices; and

•	to license all entities involved in the riverboat gaming industry.
The Riverboat Act makes it clear that no holder of a license or permit possesses any vested interest in such license or permit and that the license or permit may be revoked at any time.
In April 1996, the Louisiana legislature passed the Louisiana Gaming Control Act (the “Gaming Control Act”), which created the Louisiana Gaming Control Board (the “LGCB”). Pursuant to the Gaming Control Act, all of the regulatory authority, control and jurisdiction of licensing for riverboats was transferred to the LGCB. The LGCB is made up of nine members and two ex-officio members (the Secretary of the Department of Revenue and the Superintendent of the Louisiana State Police). It is domiciled in Baton Rouge and regulates riverboat gaming, the land-based casino in New Orleans, racetrack slot facilities and video poker. The Attorney General acts as legal counsel to the LGCB.
The LGCB is given broad discretion to regulate, among other things, the affairs of owners, managers and persons with financial interests in gaming operations, and the authority to:

•	adopt rules and regulations under the implementing statutes;

•	interpret and enforce gaming laws, rules and regulations;

•	impose disciplinary sanctions for violations, including fines and penalties;

•	review the character and financial fitness of participants in gaming operations and make determinations regarding their suitability for participation and licensure;

•	grant licenses for participation in gaming operations;

•	collect and review reports and information submitted by participants in gaming operations;

•
review and approve certain transactions, such as acquisitions or change-of-control transactions, of gaming industry participants, securities offerings and debt transactions engaged in by such participants; and

•	establish and collect fees and taxes.
The Louisiana Department of Public Safety and Corrections, Office of State Police (the “Division”) provides investigatory, regulatory and enforcement services to the LGCB in connection with the implementation, administration and enforcement of the Gaming Control Act (the LGCB and the Division are hereinafter collectively referred to as the “Gaming Authorities”).
The Louisiana legislature also passed legislation requiring each parish where riverboat gaming is currently authorized to hold an election in order for the voters to decide whether riverboat gaming will remain legal in that parish. Ameristar Lake Charles is located in Calcasieu Parish, which approved the riverboat casino at a special election held on April 30, 2011.
The Riverboat Act approved the conduct of gaming activities on riverboats on certain designated waterways in Louisiana. The Riverboat Act allows the LGCB to issue up to 15 licenses to operate riverboat gaming projects within the state, with no more than six in any one parish. There are presently 15 licenses issued and 13 riverboats currently operating. In addition to Ameristar Lake Charles, a riverboat casino currently is being developed in Bossier City, Louisiana.
Creative Casinos of Louisiana, L.L.C., the former name of ACLC before it was acquired by Ameristar, received its license from the LGCB on February 17, 2011. On June 21, 2012, the LGCB approved the transfer by Creative Casinos, LLC of its 100% membership interest in Creative Casinos of Louisiana, L.L.C. to Ameristar Lake Charles Holdings, LLC, a wholly owned subsidiary of Ameristar and the sole member of ACLC.
This license is subject to certain operational conditions. All of the deadlines to date that were imposed under the license conditions by the LGCB have been met. The two remaining deadlines under the license conditions relate to submission of a system of internal controls for Ameristar Lake Charles by March 20, 2014 and completion of construction by July 20, 2014. Additionally, in accordance with the license conditions, Ameristar was required to place $25 million (the “Escrow Amount”) in a restricted deposit bank account in favor of the LGCB, which Escrow Amount will be disbursed to the LGCB if one of the following events should occur:

•	Ameristar cancels the Ameristar Lake Charles project;

•	The license is surrendered prior to substantial completion of the Ameristar Lake Charles project; or

•	The LGCB revokes the license prior to substantial completion of the Ameristar Lake Charles project.
Licenses under Louisiana gaming laws are not transferable and are granted for a limited duration and require renewal from time to time. The failure to renew ACLC’s license could have a material adverse effect on our gaming operations.
The State of Louisiana will impose a gaming tax of 21.5% of the net gaming proceeds generated by Ameristar Lake Charles. Additionally, each local government may charge a boarding fee or admissions tax which, in the case of Ameristar Lake Charles, is governed by a Head Tax Sharing Agreement, dated November 28, 2011, generally providing for an admissions tax of up to 4.2% of net gaming proceeds. Any increase in these fees or taxes could have a material adverse effect on the operations of Ameristar Lake Charles. Furthermore, any change in the gaming laws and regulations of the State of Louisiana or the method whereby riverboat gaming is regulated in the State of Louisiana could have a material adverse effect on our gaming operations.
The Louisiana gaming laws and regulations generally require us, our directors, officers, managers and certain other key employees and, in some cases, certain of our members and holders of debt securities, to obtain findings of suitability from the Gaming Authorities. Findings of suitability require a determination that the applicant is suitable to hold the equity or debt securities or a position with the gaming licensee or its affiliated entities. The Gaming Authorities have broad discretion in determining who must apply for a finding of suitability and whether an applicant should be deemed suitable.
To determine whether to issue a finding of suitability to an entity to conduct gaming operations, the Gaming Authorities generally consider the following factors:

•
the financial stability, integrity and responsibility of the applicant, including whether the operation is adequately capitalized in the state and exhibits the ability to maintain adequate insurance levels;

•	the quality of the applicant’s casino facility;

•	the amount of revenue to be derived from the operation of the applicant’s casino;

•	the applicant’s practices with respect to diversity in employment and procurement;

•	the effect on competition and general impact on the community; and

•	the good character, honesty and integrity of the applicant and its parent entities.
In evaluating individual applicants, the Gaming Authorities generally consider the individual’s business probity and casino experience, the individual’s reputation for good character, honesty and integrity, the individual’s criminal history and the character and reputation of those with whom the individual associates.
As noted above, the Gaming Authorities may investigate any individual who has a material relationship to or material involvement with our operations to determine whether such individual is suitable. Suitability determinations require the submission of detailed personal and financial information followed by a thorough investigation. The applicant must pay all the costs of the investigation.
Ameristar, Ameristar Lake Charles Holdings, LLC, ACLC and certain directors, officers and key personnel have been found suitable to operate a riverboat casino in the State of Louisiana. New members, directors, officers and certain key employees associated with gaming must also be found suitable by the LGCB prior to working in gaming-related areas. These approvals may be immediately revoked for a number of causes as determined by the LGCB. The LGCB may deny any application for a permit or license for any cause found to be reasonable by the LGCB. The LGCB has the authority to require us to sever our relationship with any person who refuses or fails to file the necessary applications for suitability or whom the LGCB finds to be unsuitable, limiting the return of the equity investment of an unsuitable or unqualified owner to the lesser of the amount actually invested or the fair market value of the assets at the time of divestiture.
At any time, the LGCB may investigate and require the finding of suitability of any member or beneficial owner of Ameristar or of any of its subsidiaries or affiliates. The LGCB requires all holders of more than a 5% interest in the license holder (regardless of whether the interest is a voting or non-voting interest) to submit to suitability requirements. Additionally, if a member or beneficial owner who must be found suitable is a corporation, limited liability company or partnership, then the shareholders, directors, officers, members, or partners of the entity must also submit to investigation. The sale or transfer of any interest in a riverboat licensee is subject to LGCB approval.
Institutional investors may seek a waiver of these requirements. An “institutional investor” generally is defined as a qualified investor (i.e., certain banks, insurance companies, investment companies or advisors) acquiring and holding voting securities or non-voting securities in the ordinary course of business for investment purposes only and not for the purpose of causing, directly or indirectly, the election of a majority of the gaming entity’s board of directors, any change in such entity’s corporate charter, bylaws, management, policies or operations or those of any of such entity’s affiliates, or the taking of any other action that the Gaming Authorities find to be inconsistent with holding the securities solely for investment purposes. Even if a waiver is granted, an institutional investor generally may not take any action inconsistent with its status when the waiver was granted without once again becoming subject to the foregoing application obligations. In order to obtain a qualification waiver, an institutional investor must certify to, among other things, its intent and purpose in acquiring and holding an issuer’s securities. The LGCB may rescind the presumption of suitability for an institutional investor at any time if the institutional investor exercises or intends to exercise influence or control over the affairs of Ameristar or any of its subsidiaries or affiliates.
Pursuant to the regulations promulgated by the LGCB, all licensees are required to inform the LGCB of all debt, credit, financing and loan transactions, including the identity of debt holders, and in some cases approval from the LGCB is required prior to entering into any such debt transactions. In addition, the LGCB, in its sole discretion, may require the holders of such debt securities to file applications and be found suitable. Additionally, if the LGCB finds that any holder exercises a material influence over the gaming operations, a suitability finding will be required. Any such person who fails or refuses to apply for a finding of suitability within the prescribed period after being advised by the Gaming Authorities that it is required to do so may be found unsuitable.
If the LGCB determines that a person is unsuitable to own such a security or to hold such indebtedness, the LGCB may propose any action which it determines proper and necessary to protect the public interest, including the suspension or revocation of the license. The LGCB may also, under the penalty of suspension or revocation of ACLC’s gaming license, issue a condition of disqualification naming the person(s) and declaring that such person(s) may not:

•	receive dividends or interest in securities or debt;

•	exercise directly or through a nominee a right conferred by the securities or indebtedness;

•	receive any remuneration from the licensee;

•	receive any economic benefit from the licensee; or

•	continue in an ownership or economic interest in a licensee or remain as a member, beneficial owner, officer or partner of a licensee.
Additionally, Louisiana gaming laws and regulations require that suppliers of certain goods and services to gaming industry participants be permitted or otherwise approved, and require that ACLC purchase and lease gaming equipment, supplies and services only from such permitted or approved suppliers.
A violation of the Riverboat Act or the rules promulgated by the LGCB could result in substantial fines, penalties (including a suspension or revocation of the license) and criminal actions. Additionally, all licenses and permits issued by the LGCB are revocable privileges and may be revoked at any time by the LGCB.
We are periodically required to submit detailed financial and operating reports and furnish any other information that the Gaming Authorities may require.
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
Other Regulations
Our business is subject to various federal, state and local laws and regulations in addition to those discussed above. These laws and regulations include, but are not limited to, those concerning alcoholic beverages, employees, taxation, zoning and building codes, environmental protection, maritime operations, marketing and advertising, currency transaction and suspicious activity reporting and the extension and collection of credit. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations or material differences in interpretations by courts or governmental authorities could adversely affect our business.
Web Access to Periodic Reports
Our Internet website address is www.ameristar.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company’s code of ethics applicable to our principal executive officer and principal financial and accounting officer is also available on our website. Information contained on our website shall not be deemed to be incorporated in or a part of this Report.

Item 1A.	Risk Factors
Our business is sensitive to reductions in discretionary consumer spending.
Our business has been and may continue to be adversely affected by the weak economic conditions experienced in the United States since 2008, as we are highly dependent on discretionary spending by our guests. We are not able to predict the length or severity of the current economic climate. Changes in discretionary consumer spending or consumer preferences brought about by factors such as increased or continuing high unemployment, continuing high energy and automobile fuel prices, perceived or actual deterioration in general economic conditions, the protracted disruption in the housing markets, the availability of credit, perceived or actual decline in disposable consumer income and wealth (including declines resulting from increases in various tax rates) and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and adversely affect our revenues and cash flow.

We have substantial debt and may incur additional debt; leverage may impair our financial condition and restrict our operations.
We currently have a substantial amount of debt. As of December 31, 2012, our total consolidated debt, including net discount, was $1.92 billion. For accounting purposes, our total liabilities exceed our total assets by approximately $22.3 million as of December 31, 2012.
Subject to specified limitations, the indenture governing our senior unsecured notes permits us to incur substantial additional debt. In addition, as of December 31, 2012, our senior credit facility permits us to borrow up to an additional $496.0 million as revolving loans (after giving effect to outstanding letters of credit). Our substantial debt and any additional debt we may incur could have important consequences to our business, including:

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
The pending acquisition of Ameristar may not be completed and the transaction may have adverse effects on our business.
The pending Merger pursuant to which Pinnacle will acquire Ameristar may not be completed as contemplated for a variety of reasons, including: (1) conditions to the closing of the transaction may not be satisfied (as more fully discussed below); (2) the occurrence of an event, change or other circumstance that could give rise to the termination of the Merger Agreement (as more fully discussed below); and (3) other risks to the consummation of the Merger, including the risk that the Merger will not be consummated within the expected time period or at all. In connection with the Merger, Ameristar and Pinnacle filed the required Hart-Scott-Rodino premerger notification and report forms on January 11, 2013, and on February 11, 2013, Ameristar and Pinnacle received a request for additional information and documentary materials from the Federal Trade Commission regarding the proposed Merger. Ameristar and Pinnacle are working to comply with the second request.
Completion of the Merger is subject to certain conditions, many of which are beyond our control, including, among others: (1) receipt of the approval of our stockholders as required for the transaction; (2) the absence of any injunction, restraining order or other orders or laws prohibiting the consummation of the Merger; (3) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (4) the receipt of all required regulatory approvals in a timely manner (including receipt of necessary approvals from gaming regulatory authorities). The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligations under the Merger Agreement.
The Merger Agreement may be terminated by either Ameristar or Pinnacle if the Merger has not been consummated by September 21, 2013 (subject to certain extensions), if either party receives a definitive oral or written notice from an applicable gaming authority that Pinnacle will not be granted any required gaming approval, if a court or other governmental entity issues a final, non-appealable order permanently restraining, enjoining or otherwise prohibiting the Merger, or if Pinnacle is unable to obtain the required financing as provided in the Merger Agreement. In addition, Pinnacle may terminate the Merger Agreement if (1) Ameristar’s Board of Directors fails to publicly support the Merger under certain circumstances, (2) Ameristar amends its proxy statement to exclude Ameristar’s Board recommendation or (3) Ameristar enters into an acquisition agreement with another party.
If the Merger is not completed for any reason, Ameristar’s stockholders will not realize the contemplated benefits of the transaction, and if the Merger Agreement is terminated under specified circumstances, Ameristar may be required to pay Pinnacle a termination fee of $38.0 million. Furthermore, there are a number of risks and uncertainties to our business related to the pending Merger, including: (1) the transaction may involve unexpected costs, liabilities or delays, including those arising from legal proceedings related to the transaction; (2) our business, including our relationships with our guests, employees and suppliers, may suffer as a result of uncertainty surrounding the transaction; (3) we may be adversely affected by other economic, business or competitive factors during the time the Merger is pending; (4) the transaction, including provisions in the Merger Agreement that place restrictions on the conduct of our business prior to the completion of the Merger, may disrupt our current plans and operations, including plans for future growth; and (5) potential difficulties in recruiting and retaining employees as a result of the transaction. If the Merger is completed, Ameristar’s stockholders will cease to have any equity interest in Ameristar.
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
The agreement governing our senior credit facility and the indenture governing our senior unsecured notes contain covenants that restrict our ability to, among other things, borrow money, pay dividends, make capital expenditures and effect a consolidation, merger or disposal of all or substantially all of our assets. Although the covenants in our senior credit facility and the indenture are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, our long-term debt requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants could result in a default under our senior credit facility and the indenture. If an event of default under our senior credit facility occurs, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In addition, our senior credit facility is secured by first priority security interests in substantially all of our real and personal property, including the capital stock of our subsidiaries. If we are unable to pay all amounts declared due and payable in the event of a default, the lenders could foreclose on these assets.
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
In 2007, the Kansas legislature enacted a law that authorizes up to four state-owned and operated freestanding casinos and three racetrack slot machine parlors developed and managed by third parties. At that time, one casino and one racetrack location were authorized in Wyandotte County in the greater Kansas City market. The owner of the potential racetrack slot machine parlor license surrendered its racing license and closed the facility due to concerns about the tax rate that would apply to its gaming operations, which was substantially higher than the tax rate in Missouri or applicable to Kansas freestanding casinos. The future status of the racetrack license is uncertain; however, there have been discussions about reducing the tax rate in order to incentivize the installation of slot machines at the racetracks. On February 3, 2012, a partnership that includes a major commercial casino operator opened a large land-based casino and entertainment facility at the Kansas Speedway, approximately 24 miles from Ameristar Kansas City. This facility has provided significant additional competition for the Kansas City market and adversely affected the financial performance of Ameristar Kansas City.
Our East Chicago property currently competes with eight other casino gaming facilities in the Chicagoland market in Indiana and Illinois and with one Native American casino in Michigan. One of our property’s principal competitors is located in Hammond, Indiana, which is closer to and has significantly better access for customers who live in Chicago, Illinois and the

Chicago suburbs that are primary feeder markets for Ameristar East Chicago. In 2008, the Hammond facility opened a $485 million expansion that has adversely affected our property’s business, particularly table games and poker, and we expect will continue to do so.
The tenth and final Illinois casino license was awarded to a developer for a property in Des Plaines, Illinois, located approximately 40 miles from Ameristar East Chicago. That facility opened in July 2011 and has resulted in increased competition for Ameristar East Chicago that has adversely affected its financial results. From time to time, the Illinois legislature has also considered other forms of gaming expansion in the state. Bills were passed by the legislature in 2011 and 2012 but not signed into law by the governor. Each would have authorized a large-scale expansion of casino gaming in Chicago and throughout the state, including at existing casinos. Although the governor vetoed the most recent bill in August 2012, he has publicly stated that he may sign a modified gaming expansion bill if one is passed in the 2013 legislative session. If Illinois materially expands gaming, particularly in downtown Chicago or the south Chicago suburbs, the additional competition would materially adversely affect the financial performance of Ameristar East Chicago. The expansion of gaming in southern Illinois would also have an adverse effect on Ameristar St. Charles.
Over the years, several attempts have been made in the Indiana legislature to allow one of the two adjacent riverboat casino licenses held by the same operator in Gary, Indiana, approximately five miles from Ameristar East Chicago, to be moved to a nearby land-based location. To date, none of the efforts has been successful, but a similar measure has been introduced in the current session of the Indiana legislature. If a casino is allowed to relocate inland to a more accessible location, it could materially adversely affect the financial performance of Ameristar East Chicago.
A competitor located approximately 30 miles from Ameristar St. Charles is currently expanding its facility to include a 200-room hotel, an event center and a parking garage. The expansion is slated for completion during 2013. In addition, if legislation is enacted in Illinois, as has been proposed, to permit the expansion of the two existing casinos and/or operation of slot machines at the existing pari-mutuel racetrack near East St. Louis, Ameristar St. Charles would face additional competition.
In recent years, several attempts have been made in the Colorado legislature to authorize video lottery terminals (“VLTs”) within the state. VLTs are very similar in appearance and performance to casino slot machines. If VLTs are authorized in Colorado, they would represent additional competition for Ameristar Black Hawk and could materially adversely affect the financial performance of the property.
The quality of competition may improve after changes in ownership. In the fourth quarter of 2012, a major casino operator acquired a facility in St. Louis that is the principal competitor of Ameristar St. Charles and has rebranded that facility. The new owner is making significant investments in the facility and we expect that Ameristar St. Charles will face increased competition from this facility. In 2012, the operator of a casino in Reno, Nevada purchased one of Ameristar Black Hawk’s larger competitors in the market, which had previously been operating in bankruptcy. It is possible that these facilities will become more competitive under new ownership.
Several attempts have been made in the Nebraska legislature to expand gaming in the state. None of those efforts has been successful. If casino gaming is authorized in the Omaha area, it could have a material adverse impact on Ameristar Council Bluffs’ business.
Several attempts have been made to legalize gaming in Texas. In late 2012, two measures were filed in the Texas legislature that would place a measure on the ballot for the state’s electorate to decide if the state constitution should be amended to allow gaming. If gaming is legalized in Texas, depending on the types of gaming and the authorized locations, it could have a material adverse effect on the future business of Ameristar Lake Charles.
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
The entry into our current markets of additional competitors could have a material adverse effect on our business, financial condition and results of operations, particularly if a competitor were to obtain a license to operate a gaming facility in a superior location. Furthermore, increases in the popularity of, competition from and the expanded legalization of Internet and other account wagering and gaming services, which allow customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could have a material adverse effect on our business, financial condition, operating results and prospects. The law in this area has been rapidly evolving, and additional legislative developments may occur at the federal and state levels that would accelerate the proliferation of certain forms of Internet gaming in the United States.
Our business may be adversely affected by legislation prohibiting tobacco smoking.
Legislation in various forms to ban indoor tobacco smoking in public places has been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. In 2008, a Colorado smoking ban was extended to include casino floors. We believe this ban has significantly negatively impacted business volumes in all Colorado gaming markets. In 2008, voters in the City of Kansas City approved a ballot measure, which was subsequently modified by the City Council, that prohibits smoking in most indoor public places within the City, including restaurants, but which contains an exemption for casino floors and 20% of all hotel rooms. One of Ameristar Kansas City’s competitors is not subject to a smoking ban in any form, which we believe has had some negative impact on our business. Also in 2008, a statewide indoor smoking ban went into effect in the State of Iowa. The law includes an exemption for casino floors and 20% of all hotel rooms. From time to time, bills have been introduced in the Iowa legislature that would eliminate the casino floor exemption. Nevada has a statewide indoor smoking ban, with exemptions for the gaming areas of casinos and bars where prepared food is not served. Effective July 1, 2012, a statewide indoor smoking ban went into effect in Indiana, subject to an exemption for any areas restricted to persons age 18 or older, including the casino floor of Ameristar East Chicago. Similar bills have been introduced from time to time in the Missouri legislature. In August 2012, the St. Charles County Council adopted an ordinance that would have placed a public referendum on the November 2012 ballot for a comprehensive county-wide indoor smoking ban and a separate public referendum providing for certain exemptions to the ban, including for the casino floor of Ameristar St. Charles. In September 2012, the County director of elections refused to place either referendum on the ballot due to procedural and other defects in the ordinance, and the Circuit Court of St. Charles County refused to overturn the decision of the director of elections. The St. Charles County Council may attempt to reintroduce such a ban or a similar one in the future. If additional restrictions on smoking are enacted in jurisdictions in which we operate, particularly if such restrictions are applicable to casino floors, or existing exemptions for casino floors are removed through future legislation, our financial performance could be materially adversely affected.
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
Effective July 1, 2012, the Colorado Limited Gaming Control Commission increased all gaming tax rate tiers to those in effect prior to July 1, 2011, which resulted in an increase in the top tier tax rate from 19% to the constitutional maximum of 20%.

We are subject to the risk of rising interest rates.
All of our outstanding debt under our senior credit facility bears interest at variable rates. As of December 31, 2012, we had approximately $877.4 million outstanding under our senior credit facility, including discount. If short-term interest rates rise from current levels, our interest cost would increase, which would adversely affect our net income and available cash.
Our business is subject to restrictions and limitations imposed by gaming regulatory authorities that could adversely affect us.
The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The states of Missouri, Iowa, Indiana, Mississippi, Colorado, Nevada and Louisiana and the applicable local authorities require various licenses, findings of suitability, registrations, permits and approvals to be held by us and our subsidiaries. The Missouri Gaming Commission, the Iowa Racing and Gaming Commission, the Indiana Gaming Commission, the Mississippi Gaming Commission, the Colorado Limited Gaming Control Commission, the Nevada Gaming Commission and the Louisiana Gaming Control Board may, among other things, limit, condition, suspend, revoke or not renew a license or approval to own the stock of any of our Missouri, Iowa, Indiana, Mississippi, Colorado, Nevada or Louisiana subsidiaries, respectively, for any cause deemed reasonable by such licensing authority. Our gaming licenses in Missouri must be renewed every four years, our gaming licenses in Colorado must be renewed every two years, our gaming licenses in Iowa and Indiana must be renewed every year and our gaming license in Mississippi must be renewed every three years. If we violate gaming laws or regulations, substantial fines could be levied against us, our subsidiaries and the persons involved, and we could be forced to forfeit portions of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets could have a material adverse effect on our business, financial condition and results of operations.
To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our currently operating gaming activities. However, gaming licenses and related approvals are deemed to be privileges under the laws of all the jurisdictions in which we operate. We cannot assure you that our existing licenses, permits and approvals will be maintained or extended. We also cannot assure you that any new licenses, permits and approvals that may be required in the future will be granted to us. Additionally, our ability to operate Ameristar Lake Charles is subject to the satisfaction of several license conditions issued by the LGCB.
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
Adverse weather conditions, particularly flooding, droughts, heavy snowfall and other extreme conditions, as well as natural disasters, can deter our guests from traveling or make it difficult for them to visit our properties. If any of our properties were to experience prolonged adverse weather conditions, or if multiple properties were to simultaneously experience adverse weather conditions, our results of operations and financial condition would be adversely affected. Our business may also be adversely affected by other events or conditions that restrict access to our properties, such as road closures.
In December 2009, the Indiana Department of Transportation (“INDOT”) announced that it was permanently closing the Cline Avenue bridge near Ameristar East Chicago due to safety concerns discovered during an inspection of the bridge. The closure of the bridge has made access to the property inconvenient, relative to our competitors, for many of Ameristar East Chicago’s guests and has significantly impacted the property’s financial results. We expect this to continue unless and until improved access is developed. Recently, the City of East Chicago entered into an agreement with a private developer to rebuild the bridge and convert the highway to a toll road, restoring the primary access point used by our guests. There can be no assurance as to whether or when this project will be completed or, if it is, as to how the imposition of tolls may affect visitation to Ameristar East Chicago.

In November 2012, a project commenced for a major renovation of the westbound span of the Blanchette Bridge, which carries Interstate 70 over the Missouri River near Ameristar St. Charles. During the project, the westbound span of the bridge will be closed for up to one year and westbound traffic is being diverted to the eastbound span, which carries three lanes in each direction, compared to the previous five lanes in each direction. The project creates an inconvenience for guests of Ameristar St. Charles and adversely affected business levels at the property, which will continue while the project is ongoing. Although disruption from the bridge maintenance project did not appear to significantly impact Ameristar St. Charles’ performance during 2012, the property’s nearest competitor underwent an ownership change at about the same time as the partial bridge closure, and this competitor was closed intermittently during the transition to facilitate system changes. The competing property is currently in the process of rebranding and is undergoing some renovations to its casino floor. As a result, the 2012 results may not reflect the level of disruption our St. Charles property will experience from the bridge maintenance project for the duration of the renovation.
The level of the Missouri River at Council Bluffs, Iowa fell to record low levels in the fall and winter of 2012-2013 due to a drought in the region. There can be no assurance that the contingency plans we have implemented to accommodate the river level will be adequate to prevent damage to, closure of or a restriction of access to the casino vessel at Ameristar Council Bluffs. Actual levels of the Missouri River lower than those currently forecasted would increase such risks. Any such damage, closure or restriction of access could cause our business to be materially adversely affected.
The Missouri Department of Transportation is considering a project to widen Missouri State Highway 210 from two to four lanes for four and one-half miles east of Ameristar Kansas City. The design of the project has been completed and additional local funding for the project is being sought. If the necessary funding is obtained in a timely manner, construction could begin as early as the spring of 2013. Such project, if undertaken, would create an inconvenience for some guests to access Ameristar Kansas City and could adversely affect its business levels while the project is underway.
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
Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. The payment of future dividends will depend upon our earnings, economic conditions, liquidity and capital requirements and other factors, including our debt leverage. Accordingly, we cannot assure you that future dividends will be paid at levels comparable to our historical distributions, if at all. In addition, the Merger Agreement, our senior credit facility and the indenture governing our senior unsecured notes impose limitations on the amount of dividends we may pay.
Many factors, some of which are beyond our control, could adversely affect our ability to successfully complete our construction and development projects as planned.
General Construction Risks — Delays and Cost Overruns. New construction projects, such as we are undertaking in Lake Charles, Louisiana, and expansion projects at our existing properties entail significant risks. These risks include: (1) shortages of materials (including slot machines or other gaming equipment); (2) shortages of skilled labor or work stoppages; (3) unforeseen construction scheduling, engineering, environmental or geological problems; (4) weather interference, floods, hurricanes, heavy rains, fires or other casualty losses; (5) unanticipated cost increases; (6) delays or increased costs in obtaining required governmental permits and approvals; and (7) construction period disruption to existing operations. The Ameristar Lake Charles site is located approximately 35 miles from the Gulf of Mexico and is particularly subject to severe weather, including the threat of hurricanes, flooding and storm surges.
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
From time to time, we may employ “fast-track” design and construction methods in our construction and development projects, as we are doing to some extent in the construction of Ameristar Lake Charles. This involves the design of future stages of construction while earlier stages of construction are underway. Although we believe the use of fast-track design and construction methods may reduce the overall construction time, these methods may not always result in such reductions, often involve greater construction costs than otherwise would be incurred and may increase the risk of disputes with contractors, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
The U.S. Department of Homeland Security has stated that places where large numbers of people congregate, including hotels, are subject to a heightened risk of terrorism. An act of terrorism affecting one of our properties, whether or not covered by insurance, or otherwise affecting the gaming, travel or tourism industry in the United States, may have a material adverse effect on our business. Additionally, our business may become subject to increased security measures designed to prevent terrorist acts, which could be costly to implement and may discourage customers or potential customers from visiting our casinos as frequently as they otherwise would.
Our business may be adversely affected by our ability to retain and attract key personnel.
We depend on the continued performance of our entire senior management team. If we lose the services of any of our key executives or our senior property management personnel and cannot replace such persons in a timely manner, it could have an adverse effect on our business.
We have experienced and expect to continue to experience strong competition in hiring and retaining qualified property and corporate management personnel, including competition from numerous Native American gaming facilities that are not subject to the same taxation regimes as we are and therefore may be willing and able to pay higher rates of compensation. From time to time, we have a number of vacancies in key corporate and property management positions. If we are unable to successfully recruit and retain qualified management personnel at our properties or at our corporate level, our results of operations could be adversely affected. The uncertainty associated with the pending Merger may make it more difficult for us to recruit and retain employees.
As we recruit personnel, we expect successful candidates to exhibit a collaborative, communicative and collegial nature. We also employ a high degree of centralization in a generally decentralized industry. These factors create risk in attracting management personnel in a timely fashion, as well as hiring candidates we expect to be successful with our Company.
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
Our operating facilities could be lost from service due to casualty, mechanical failure, extended or extraordinary maintenance, floods, droughts, hurricanes, earthquakes or other severe weather conditions. Our riverboat and barge facilities are especially exposed to these risks and the changes in water levels. Ameristar Lake Charles’ location makes it particularly vulnerable to hurricanes, floods and other severe weather, both during and after completion of construction.
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
Certain changes in control of Ameristar, including the Merger, could result in the acceleration of our senior credit facility and the obligation to offer to repurchase our senior unsecured notes. We cannot assure you that we would be able to repay or refinance any indebtedness that is accelerated as a result of a change in control, and this would likely materially adversely affect our financial condition.
We are subject to non-gaming regulation.
We are subject to certain federal, state and local environmental laws, regulations and ordinances that apply to businesses generally, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Under various federal, state and local laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. We have not identified any issues associated with our properties that could reasonably be expected to have an adverse effect on us or the results of our operations. However, certain of our properties are located in industrial areas or were used for industrial purposes for many years. As a consequence, it is possible that historical or neighboring activities have affected one or more of our properties and that, as a result, environmental issues could arise in the future, the precise nature of which we cannot now predict. We do not have environmental liability insurance to cover most such events, and the environmental liability insurance coverage we maintain to cover certain events includes significant limitations and exclusions. In addition, if we discover any significant environmental contamination affecting any of our properties, we could face material remediation costs or additional development costs for future expansion activities.
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
We are also subject to a variety of other federal, state and local laws and regulations, including those relating to zoning, construction, land use, employment, marketing and advertising and the production, sale and service of alcoholic beverages. If we are not in compliance with these laws and regulations, it could have a material adverse effect on our business, financial condition and results of operations.
The imposition of a substantial penalty could have a material adverse effect on our business.

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
The Jackpot Properties. We own approximately 116 acres in or around Jackpot, Nevada, including the 34-acre site of Cactus Petes and the 24.7-acre site of The Horseshu. The Cactus Petes and Horseshu sites are across from each other on either side of U.S. Highway 93. We also own a service station and 288 housing units in Jackpot that support the primary operations of the Jackpot properties.
Ameristar Lake Charles. We are constructing Ameristar Casino Resort Spa Lake Charles on a 243-acre site on the Calcasieu River near Interstate 210 in Lake Charles, Louisiana. We lease the site from the Lake Charles Harbor & Terminal District under a ground lease agreement that expires (after giving effect to our renewal options) 70 years after the opening of Ameristar Lake Charles. We own or will own the casino vessel, hotel and other improvements on the site.
Other.  We lease office and warehouse space in various locations outside of our operating properties, including our corporate offices in Las Vegas, Nevada. We own or lease other real property in various locations in the United States that is used in connection with our business, including approximately 40 acres of land in Springfield, Massachusetts we originally purchased in January 2012 as the site of a possible future casino resort.
All of our operating facilities and most of our other owned and leased real property collateralize our obligations under our senior credit facility.

Item 3.	Legal Proceedings
On December 24, 2012, December 28, 2012, January 10, 2013, January 15, 2013 and January 29, 2013, putative class action complaints captioned Joseph Grob v. Ameristar Casinos, Inc., et al., Case No. A-12-674101-B; Dennis Palkon v. Ameristar Casinos, Inc., et al., Case No. A-12-674288-B; West Palm Beach Firefighters’ Pension Fund v. Ameristar Casinos, Inc., et al., Case No. A-13-674760-C; Frank J. Serano v. Ameristar Casinos, Inc., et al., Case No. A-13-6750230-C; and Helene Hutt v. Ameristar Casinos, Inc., et al., Case No. A-13-675831-C, respectively, were filed in the District Court, Clark County, Nevada on behalf of an alleged class of Ameristar’s stockholders. The complaints name as defendants Ameristar, all members of our Board of Directors, Pinnacle, HoldCo and Merger Sub. Each of the complaints alleges that the members of our Board of Directors breached their fiduciary duties to our stockholders in connection with the Merger and that Ameristar, Pinnacle, HoldCo and Merger Sub aided and abetted the directors’ alleged breaches of fiduciary duties. Plaintiffs claim that the Merger is proposed at an unfair price and involves an inadequate and unfair sales process, self-dealing and unreasonable deal-protection devices. The complaints seek injunctive relief, including to enjoin or rescind the Merger, and an award of unspecified attorneys’ and other fees and costs, in addition to other relief. The five lawsuits have been consolidated in a single action in the District Court, Clark County, Nevada under the caption In re Ameristar Casinos, Inc. Shareholder Litigation, Case No. A-12-674101-B. On February 19, 2013, plaintiffs filed a consolidated amended complaint against all defendants. The amended complaint includes additional allegations that the preliminary proxy statement filed by Ameristar is false and misleading insofar as it omits and/or misrepresents certain material information. Defendants’ response to the consolidated amended complaint is due by April 5, 2013. We believe that the claims asserted in the action have no merit, and we and all of the members of the Board of Directors intend to defend vigorously against them.
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

	High	Low
2012
First Quarter	$23.47	$17.25
Second Quarter	20.48	17.34
Third Quarter	18.20	15.04
Fourth Quarter	26.63	16.78
2011
First Quarter	$18.12	$14.64
Second Quarter	23.86	17.66
Third Quarter	24.50	15.67
Fourth Quarter	19.45	14.60

(b)	Holders
As of February 21, 2013, there were approximately 164 holders of record of our common stock.

(c)	Dividends
We have paid four quarterly dividends each year on our common stock since 2004, except for 2008, when we made three quarterly dividend payments. The payment of future dividends will depend upon our earnings, economic conditions, liquidity and capital requirements, contractual restrictions and other factors.
In 2012, we paid four quarterly cash dividends of $0.125 per share, for an annual total of $0.50 per share. In 2011, we paid four quarterly cash dividends of $0.105 per share, for an annual total of $0.42 per share.
On February 6, 2013, our Board of Directors declared a cash dividend of $0.125 per share, payable on March 15, 2013 to stockholders of record as of February 28, 2013.

Our senior credit facility obligates us to comply with certain covenants that place limitations on the payment of dividends. On April 14, 2011, we refinanced our debt, and our current senior credit facility permits annual dividends of up to $12.0 million from April 14, 2011 through December 31, 2011 and up to $16.0 million during any fiscal year thereafter, with any unused portion of such amount permitted to be carried over to future years. For the year ended December 31, 2012, we paid dividends totaling $16.4 million. For the year ended December 31, 2011, we paid dividends totaling $16.4 million, of which $10.3 million was paid after April 14, 2011. In addition, the Merger Agreement limits the dividends we may pay to quarterly cash dividends of $0.125 per share.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Note 6 - Long-term debt” of Notes to Consolidated Financial Statements.

Item 6.	Selected Financial Data
The following data have been derived from our audited consolidated financial statements and should be read in conjunction with those statements, certain of which are included in this Report.
AMERISTAR CASINOS, INC. CONSOLIDATED SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Casino	$1,228,958	$1,248,616	$1,247,034	$1,254,590	$1,296,806
Food and beverage	139,565	138,192	134,854	135,941	156,987
Rooms	77,698	77,870	79,403	66,411	56,024
Other	27,957	28,905	30,559	32,692	38,491
	1,474,178	1,493,583	1,491,850	1,489,634	1,548,308
Less: Promotional allowances	(278,957)	(279,077)	(302,568)	(274,189)	(280,406)
Net revenues	1,195,221	1,214,506	1,189,282	1,215,445	1,267,902
OPERATING EXPENSES:
Casino	537,862	545,709	556,911	566,615	615,203
Food and beverage	53,634	57,346	60,878	62,149	69,533
Rooms	8,121	8,270	8,281	4,527	6,308
Other	9,761	10,659	12,392	13,732	20,728
Selling, general and administrative	251,395	259,151	244,964	241,853	265,622
Depreciation and amortization	106,317	105,922	109,070	107,005	105,895
Impairment of goodwill	—	—	21,438	111,700	130,300
Impairment of other intangible assets	—	—	34,791	—	184,200
Impairment of fixed assets	9,563	245	224	3,929	1,031
Net loss (gain) on disposition of assets	408	(45)	255	411	683
Total operating expenses	977,061	987,257	1,049,204	1,111,921	1,399,503
INCOME (LOSS) FROM OPERATIONS	218,160	227,249	140,078	103,524	(131,601)
OTHER INCOME (EXPENSE):
Interest income	44	15	452	515	774
Interest expense, net of capitalized interest	(114,740)	(106,623)	(121,233)	(106,849)	(76,639)
Loss on early retirement of debt	—	(85,311)	—	(5,365)	—
Other	835	(784)	1,463	2,006	(3,404)
Income (loss) before income tax provision (benefit)	104,299	34,546	20,760	(6,169)	(210,870)
Income tax provision (benefit)	27,964	27,752	12,130	(1,502)	(80,198)
NET INCOME (LOSS)	$76,335	$6,794	$8,630	$(4,667)	$(130,672)
EARNINGS (LOSS) PER SHARE:
Basic	$2.32	$0.17	$0.15	$(0.08)	$(2.28)
Diluted	$2.26	$0.17	$0.15	$(0.08)	$(2.28)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	32,906	40,242	58,025	57,543	57,191
Diluted	33,743	41,136	58,818	57,543	57,191

AMERISTAR CASINOS, INC. CONSOLIDATED SELECTED FINANCIAL DATA

	December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands)
BALANCE SHEET AND OTHER DATA:
Cash and cash equivalents	$89,392	$85,719	$71,186	$96,493	$73,726
Total assets	2,074,274	2,012,039	2,061,542	2,214,628	2,225,238
Total long-term debt, net of current maturities(1)	1,880,932	1,902,932	1,432,551	1,541,739	1,643,997
Stockholders’ (deficit) equity(1)(2)	(22,259)	(90,578)	351,020	335,993	338,780
Capital expenditures(3)	133,137	82,629	58,396	136,615	241,826
_______________________________________

(1)
In April 2012, we completed a private placement of $240.0 million principal amount of additional 7.50% Senior Notes due 2021. In April 2011, we obtained $2.2 billion of new debt financing. A portion of the proceeds from the new debt financing was used to purchase 26,150,000 shares of our common stock held by the Estate of Craig H. Neilsen. The share repurchase reduced our outstanding shares by approximately 45%.

(2)
Dividends of $16.4 million, $16.4 million, $24.4 million, $24.2 million and $18.0 million were paid in 2012, 2011, 2010, 2009 and 2008, respectively. The annual dividend per share was $0.50 in 2012, $0.42 in each of 2011, 2010 and 2009 and $0.315 in 2008.

(3)	Increases (decreases) in construction contracts payable were $12.9 million, $0.9 million, $(6.5) million, $(28.4) million and $5.9 million in 2012, 2011, 2010, 2009 and 2008, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The following significant factors and trends should be considered in relation to our operating performance:

•
Pending Acquisition of Ameristar by Pinnacle Entertainment, Inc. On December 20, 2012, Ameristar entered into the Merger Agreement with Pinnacle, pursuant to which Pinnacle will acquire all of the outstanding common shares of Ameristar for $26.50 per share in cash. The Merger is subject to customary closing conditions, receipt of required gaming regulatory and antitrust approvals, and approval by Ameristar’s stockholders. The transaction is expected to close in the second or third quarter of 2013.

Ameristar and Pinnacle filed the required premerger notification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) on January 11, 2013. On February 11, 2013, Ameristar and Pinnacle received a request for additional information and documentary materials from the Federal Trade Commission (the “FTC”) under the notification requirements of the HSR Act, which has the effect of extending the waiting period imposed by the HSR Act until 30 days after each company has substantially complied with the request, unless that period is extended voluntarily by the companies or terminated sooner by the FTC. Pinnacle has filed applications for regulatory approvals as required under applicable gaming laws. On February 1, 2013, Ameristar filed a preliminary proxy statement with the Securities and Exchange Commission relating to a special meeting of Ameristar’s stockholders to consider and approve the Merger Agreement. For a number of reasons, there can be no assurance that the Merger will be completed as contemplated.

•
Effect of Economic Conditions on Operations. Over the last several years, the weak economic conditions have adversely impacted our business volumes and the amount our guests spend at our properties. We have implemented operating and marketing efficiencies and significantly reduced our cost structure in response to the weak economic conditions. These enhancements have improved our operating margins.

•
Ameristar Lake Charles. On March 14, 2012, we entered into a definitive agreement to acquire all of the equity interests of Creative Casinos of Louisiana, L.L.C. (“Creative”). Creative, which we renamed Ameristar Casino Lake Charles, LLC, is the developer of a luxury casino resort in Lake Charles, Louisiana. This acquisition included the last remaining riverboat gaming license available in Louisiana under current law.

The acquisition closed on July 16, 2012 and construction commenced on July 20, 2012 and is progressing on schedule. Pursuant to the purchase agreement, we paid $32.5 million, inclusive of $5.0 million deposited into an escrow account at closing to secure the seller’s indemnification obligations under the purchase agreement for a period of 18 months. Ameristar Casino Resort Spa Lake Charles is being developed on a leased 243-acre site and will include a casino, hotel, a variety of food and beverage outlets, an 18-hole golf course, a tennis club, a swimming pool, spa and other resort amenities. The Lake Charles property will draw primarily from the Houston metropolitan area as well as other southeastern Texas and southwestern Louisiana communities. The license conditions as revised by the LGCB require us to invest at least $500 million in the project. The cost of the project, inclusive of the purchase price, is expected to be between $560 million and $580 million, excluding capitalized interest and pre-opening expenses. We are required by the LGCB license conditions to maintain a $25.0 million deposit in a restricted bank account, which will be fully refunded upon the timely completion of the project within two years of construction commencement. We anticipate funding the project through a combination of cash from operations and borrowings under our revolving loan facility. We expect to open the resort in the third quarter of 2014.

•
Springfield, Massachusetts. In January 2012, we completed the purchase of a 40-acre site in Springfield, Massachusetts for approximately $16.9 million, with the intent to apply for the sole casino license for western Massachusetts and, if awarded, build a luxury hotel and entertainment resort. On November 30, 2012, following lengthy consideration of the potential benefits, risks, costs and uncertainties of the project, we announced the termination of our efforts to pursue this license. In the fourth quarter of 2012, we recorded an impairment charge of $8.6 million as a result of an appraisal performed to assess the fair market value of the land.

•
Estate Stock Repurchase and Debt Refinancing. Following the execution of a binding letter agreement entered into on February 27, 2011, we entered into a definitive Stock Purchase Agreement on March 25, 2011 with the Estate of Craig H. Neilsen (the “Estate”), our then majority stockholder, to purchase 26,150,000 shares of our common stock held by the Estate at a purchase price of $17.50 per share, for an aggregate purchase price of $457.6 million (the “Repurchase Transaction”). The Repurchase Transaction was completed on April 19, 2011 and reduced our outstanding shares by approximately 45%.

On April 14, 2011, we obtained $2.2 billion of new debt financing (the “Debt Refinancing”). Proceeds from the Debt Refinancing were used to (i) repurchase substantially all of our outstanding 9¼% senior notes due 2014 (the “2014 Notes”), including payment of the tender premium and accrued interest, (ii) prepay and permanently retire all of the indebtedness under our prior senior secured credit facility, (iii) complete the Repurchase Transaction and (iv) pay related fees and expenses. The Debt Refinancing extended the maturities of all of our debt and significantly reduced the principal amortization previously required under our debt agreements for the years ended December 31, 2011 and 2012. As a result of these transactions, in the 2011 second quarter we recorded on a pre-tax basis an $85.3 million loss on early retirement of debt.

•
April 2012 Debt Offering. On April 26, 2012, we completed a private placement of $240.0 million principal amount of additional 7.50% Senior Notes due 2021 (the “Additional 2021 Notes”). The Additional 2021 Notes were issued under the same indenture as the $800.0 million principal amount of 7.50% Senior Notes due 2021 that we issued in April 2011. The Additional 2021 Notes were sold at a price of 103% of the principal amount, resulting in a yield to maturity of 6.88%. We received net proceeds from the sale of the Additional 2021 Notes of approximately $244.0 million. We used $236.0 million of the proceeds to repay all amounts outstanding under the revolving loan tranche of the Credit Facility (which amounts may be reborrowed from time to time) and the remaining proceeds for general corporate purposes.

•
Stock Repurchase Program. On September 15, 2011, our Board of Directors approved the repurchase of up to $75 million of our common stock in a stock repurchase program. The program provides that we may repurchase the shares through September 30, 2014 in open market transactions or privately negotiated transactions at our discretion, subject to market conditions and other factors. During 2012, we repurchased approximately 0.7 million shares of our outstanding stock under the program for $11.5 million at an average price of $16.87 per share, exclusive of commissions paid. The Merger Agreement prohibits us from repurchasing additional shares without the consent of Pinnacle.

•
Debt and Interest Expense. At December 31, 2012, total debt was $1.9 billion. Excluding the incurrence of and application of proceeds from the debt offering that took place in 2012, net debt repayments totaled $19.4 million during 2012. After applying the proceeds from the sale of the Additional 2021 Notes to the outstanding revolving loan facility, we had $496.0 million available for borrowing under the revolving loan facility.

Consolidated net interest expense for the year ended December 31, 2012 increased when compared to 2011 by $8.1 million, or 7.6%. The increase in interest expense was primarily attributable to the recent debt offering mentioned above. In 2011, consolidated net interest expense decreased by $14.6 million, or 12.1%, compared to 2010. Our interest expense decreased significantly in 2011 primarily as a result of the termination of our interest rate swap agreements in July 2010 and the lower interest rates achieved through the April 2011 Debt Refinancing.

•
Ameristar Kansas City. On February 3, 2012, a casino operator opened a land-based casino and entertainment facility at the Kansas Speedway, approximately 24 miles from Ameristar Kansas City. The increased competition contributed to expected declines in our property’s net revenues and operating income of 6.3% and 7.1%, respectively, from prior-year results.

•
Ameristar East Chicago. In the fourth quarter of 2009, INDOT closed the Cline Avenue highway bridge near our East Chicago property due to safety concerns. The bridge closure has adversely impacted access to our property and our business volumes. As a result, in the fourth quarter of 2009 we recorded a non-cash impairment charge of $111.7 million ($66.2 million on an after-tax basis) for the impairment of goodwill related to our East Chicago property acquisition. During the second quarter of 2010, we recorded another non-cash charge of $56.0 million ($33.2 million on an after-tax basis) for the impairment of goodwill and the gaming license.

Recently, the City of East Chicago entered into an agreement with a private developer to rebuild the bridge and convert the highway to a toll road, restoring the primary access point used by our guests. There can be no assurance as to whether or when this project will be completed or, if it is, as to how the imposition of tolls may affect visitation to Ameristar East Chicago.
In 2012, the property experienced declines in net revenues and operating income of 5.1% and 6.0%, respectively, from the prior year. The 2012 declines were primarily a result of low table games hold and increased competition in the Chicagoland market. Although the anniversary of the new Chicagoland competition was reached in July 2012, we anticipate continued adverse impact from the increased competitive environment.

•
Ameristar St. Charles. In connection with a major renovation of the westbound span of the Blanchette Bridge, which carries Interstate 70 over the Missouri River near Ameristar St. Charles, this span was closed beginning in early November 2012 and is expected to reopen in fall 2013. While construction is ongoing, the westbound span of the bridge is closed for up to one year and westbound traffic is being diverted to the eastbound span, reducing it from 10 lanes to six lanes. The project creates an inconvenience for our guests of Ameristar St. Charles, which will continue until the bridge construction is completed.

Although disruption from the bridge maintenance project did not appear to significantly impact Ameristar St. Charles’ performance during 2012, the property’s nearest competitor underwent an ownership change at about the same time as the partial bridge closure, and this competitor was closed intermittently during the transition to facilitate system changes. The competing property is currently in the process of rebranding and is undergoing some renovations to its casino floor. As a result, the 2012 results may not reflect the level of disruption our St. Charles property will experience from the bridge maintenance project for the duration of the renovation.

•
Ameristar Black Hawk. Our Black Hawk property continued to show improvement throughout 2012 resulting from our efficient operating model. Net revenues and operating income increased year-over-year in 2012 by 4.6% and 8.4%, respectively, compared to 2011. The property also increased its 2012 annual market share on a year-over-year basis from 27.3% to 28.0%.

•
Jackpot Properties. During 2012, our Jackpot properties’ results were adversely affected by a road repaving project on U.S. Highway 93 between Twin Falls, Idaho and Jackpot that concluded late in the third quarter and construction disruption relating to the renovation of 89 hotel rooms that was completed in late July 2012. These contributed to declines in the Jackpot properties’ net revenues and operating income of 4.8% and 15.2%, respectively, from prior-year results.

Results of Operations
Selected Financial Measures by Property
The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Consolidated Cash Flow Information:
Net cash provided by operating activities	$223,970	$253,349	$218,327
Net cash used in investing activities	$(180,824)	$(52,283)	$(69,506)
Net cash used in financing activities	$(39,473)	$(186,533)	$(174,128)
Net Revenues:
Ameristar St. Charles	$268,928	$269,759	$267,139
Ameristar Kansas City	211,791	226,054	223,404
Ameristar Council Bluffs	166,003	164,523	154,468
Ameristar Black Hawk	160,212	153,203	152,254
Ameristar Vicksburg	119,766	118,094	114,516
Ameristar East Chicago	210,482	221,893	216,514
Jackpot Properties	58,039	60,980	60,987
Consolidated net revenues	$1,195,221	$1,214,506	$1,189,282
Operating Income (Loss):
Ameristar St. Charles	$68,163	$68,908	$59,658
Ameristar Kansas City	61,400	66,088	59,134
Ameristar Council Bluffs	60,635	57,962	47,027
Ameristar Black Hawk	40,733	37,562	33,060
Ameristar Vicksburg	39,719	38,365	33,528
Ameristar East Chicago(1)	21,100	22,445	(41,874)
Jackpot Properties	11,567	13,642	11,526
Corporate and other	(85,157)	(77,723)	(61,981)
Consolidated operating income (1)	$218,160	$227,249	$140,078
Operating Income (Loss) Margins (2):
Ameristar St. Charles	25.3%	25.5%	22.3%
Ameristar Kansas City	29.0%	29.2%	26.5%
Ameristar Council Bluffs	36.5%	35.2%	30.4%
Ameristar Black Hawk	25.4%	24.5%	21.7%
Ameristar Vicksburg	33.2%	32.5%	29.3%
Ameristar East Chicago(1)	10.0%	10.1%	(19.3)%
Jackpot Properties	19.9%	22.4%	18.9%
Consolidated operating income margin(1)	18.3%	18.7%	11.8%
_______________________________________

(1)
For the year ended December 31, 2010, operating income (loss) and operating income (loss) margin were adversely impacted by $56.0 million in impairment charges related to Ameristar East Chicago’s intangible assets.

(2)	Operating income (loss) margin is operating income (loss) as a percentage of net revenues.

The following table presents detail of our net revenues:

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Casino Revenues:
Slots	$1,093,771	$1,106,849	$1,103,711
Table games	135,187	141,767	143,323
Casino revenues	1,228,958	1,248,616	1,247,034
Non-Casino Revenues:
Food and beverage	139,565	138,192	134,854
Rooms	77,698	77,870	79,403
Other	27,957	28,905	30,559
Non-casino revenues	245,220	244,967	244,816
	1,474,178	1,493,583	1,491,850
Less: Promotional Allowances	(278,957)	(279,077)	(302,568)
Total Net Revenues	$1,195,221	$1,214,506	$1,189,282
Year Ended December 31, 2012 Versus Year Ended December 31, 2011
Net Revenues
Consolidated net revenues for the year ended December 31, 2012 decreased $19.3 million, or 1.6%, from 2011. During 2012, net revenues decreased from the corresponding 2011 period by 6.3% at Ameristar Kansas City, 5.1% at Ameristar East Chicago and 4.8% at the Jackpot properties. The increased competitive pressures in the Chicagoland and Kansas City markets, as well as the construction disruption at Cactus Petes, adversely impacted financial results in 2012. The decline in net revenues was partially mitigated by the year-over-year improvements at Ameristar Black Hawk (4.6%), Ameristar Vicksburg (1.4%) and Ameristar Council Bluffs (0.9%). Unseasonably mild winter weather conditions and the extra day due to leap year contributed to the consolidated net revenue improvement at these properties in 2012.
Consolidated casino revenues for 2012 decreased $19.7 million from the prior year. The decrease was primarily attributable to the declines in casino revenues experienced by Ameristar East Chicago and Ameristar Kansas City as a result of the competitive pressures in those markets.
For the year ended December 31, 2012, consolidated promotional allowances were relatively flat, declining $0.1 million from the same 2011 period.
Operating Income
Consolidated operating income for 2012 was $218.2 million, compared to $227.2 million reported in 2011. Our 2012 operating income declined on a year-over-year basis at four of our seven gaming locations, while operating income improved by 8.4% at Ameristar Black Hawk, 4.6% at Ameristar Council Bluffs and 3.5% at Ameristar Vicksburg. The consolidated operating income decline resulted from the factors that affected net revenues discussed above, as well as $1.3 million in expenses incurred relating to our pursuit of a Massachusetts gaming license that has since been terminated.
Corporate expense increased $7.4 million, or 9.6%, in 2012 as compared to 2011. The increase was mostly attributable to an impairment charge of $8.6 million relating to the Springfield, Massachusetts land valuation and $6.7 million of non-operational professional fees incurred during the fourth quarter of 2012 relating to the pending Merger, offset by a decrease of approximately $5.3 million in non-cash stock-based compensation expense from the prior year due to certain equity award modifications in 2011. We expect to continue to incur significant Merger-related expenses at least through the first half of 2013.

Interest Expense
The following table summarizes information related to interest on our long-term debt:

	Years Ended December 31,
	2012	2011
	(Dollars in thousands)
Interest cost	$116,088	$107,101
Less: Capitalized interest	(1,348)	(478)
Interest expense, net	$114,740	$106,623
Cash paid for interest, net of amounts capitalized	$101,162	$97,482
Weighted-average total debt balance outstanding	$1,927,212	$1,855,151
Weighted-average interest rate	5.9%	5.8%
For the year ended December 31, 2012, consolidated interest expense, net of amounts capitalized, increased $8.1 million (7.6%) from 2011. The increase is primarily due to the debt offering that took place in April 2012.
Income Tax Expense
The income tax provision was $28.0 million for the year ended December 31, 2012, compared to $27.8 million for 2011. For 2012 and 2011, our effective income tax rates were 26.8% and 80.3%, respectively. The decrease in the effective income tax rate for the year ended December 31, 2012 was primarily attributable to a $15.7 million cumulative reduction in the income tax provision as a result of certain income tax elections made in the first quarter of 2012. Excluding the impact of these income tax elections, our effective tax rate for the year ended December 31, 2012 would have been 41.9%. Excluding the impact of the pre-tax loss on early retirement of debt of $85.3 million, our effective tax rate for the year ended December 31, 2011 would have been 48.3%.
Net Income
For the years ended December 31, 2012 and 2011, we reported net income of $76.3 million and $6.8 million, respectively. The year-over-year improvement in net income was mostly attributable to the absence of the loss on early retirement of debt incurred during 2011, efficient revenue flow-through and the $15.7 million cumulative reduction in the 2012 income tax provision mentioned above. Diluted earnings per share was $2.26 for 2012, compared to $0.17 in the prior year. Diluted earnings per share for the year ended December 31, 2012 benefited from the reduction in the number of shares outstanding due to the repurchase of shares from the Estate that took place in the second quarter of 2011.
Year Ended December 31, 2011 Versus Year Ended December 31, 2010
Net Revenues
Consolidated net revenues for the year ended December 31, 2011 increased $25.2 million, or 2.1%, from 2010. Net revenues improved on a year-over-year basis at six of our seven gaming locations, while net revenues at our Jackpot properties remained relatively flat. The improvement in net revenues was primarily attributable to our high quality service and amenities and effective marketing initiatives. The net revenue improvements occurred despite the additional competition in the broader Chicago market.
Consolidated casino revenues for 2011 increased $1.6 million from the prior year. All of our properties, except Ameristar Black Hawk and our two Missouri properties, posted casino revenue improvements compared to 2010, primarily as a result of the effectiveness of our marketing initiatives.
For the year ended December 31, 2011, consolidated promotional allowances declined $23.5 million, or 7.8%, from the same 2010 period. The decrease in promotional allowances was primarily the result of more efficient promotional spending in 2011. Also, 2010 promotional spending levels were elevated due to increased spending to counter the East Chicago bridge closure and to market the new Black Hawk hotel that opened in September 2009. 2011 promotional spending was similar to 2009 levels, taking into consideration the increase in promotional spending related to the new hotel in Black Hawk. For 2011 and 2010, promotional allowances as a percentage of casino revenues were 22.3% and 24.3%, respectively.

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
For the year ended December 31, 2011, consolidated interest expense, net of amounts capitalized, decreased $14.6 million (12.1%) from 2010. The decrease was primarily due to the termination of our interest rate swap agreements in July 2010 and the lower interest rates achieved through the April 2011 Debt Refinancing.
Income Tax Expense
The income tax provision was $27.8 million for the year ended December 31, 2011, compared to $12.1 million for 2010. For 2011 and 2010, our effective income tax rates were 80.3% and 58.4%, respectively. Excluding the impact of the pre-tax loss on early retirement of debt of $85.3 million, our effective tax rate for the year ended December 31, 2011 would have been 48.3%. Excluding the impact of the intangible asset impairments at Ameristar East Chicago in 2010, the effective tax rate for the year ended December 31, 2010 would have been 45.5%.
Net Income
For the years ended December 31, 2011 and 2010, we reported net income of $6.8 million and $8.6 million, respectively. The decrease was primarily attributable to the loss on early retirement of debt recognized in connection with the Debt Refinancing in April 2011. The East Chicago impairment charges adversely affected net income in 2010 by $33.2 million. Diluted earnings per share was $0.17 for 2011, compared to $0.15 in the prior year. The reduction in our weighted-average shares outstanding as a result of the Repurchase Transaction increased 2011 diluted earnings per share by $0.54.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Net cash provided by operating activities	$223,970	$253,349	$218,327
Cash Flows from Investing Activities:
Capital expenditures	(133,137)	(82,629)	(58,396)
Net cash paid for Louisiana acquisition	(33,218)	—	—
Net change in construction contracts payable	12,947	926	(6,489)
Proceeds from sale of assets	523	309	405
(Increase) decrease in restricted cash	(29,670)	—	500
Decrease (increase) in deposits and other non-current assets	1,731	29,111	(5,526)
Net cash used in investing activities	(180,824)	(52,283)	(69,506)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	290,200	2,074,250	12,000
Principal payments of debt	(298,416)	(1,753,835)	(161,794)
Debt issuance and amendment costs	(4,988)	(30,799)	(133)
Cash dividends paid	(16,448)	(16,419)	(24,389)
Proceeds from stock option exercises and restricted share issuances	4,689	7,274	2,238
Purchases of treasury stock	(14,585)	(467,002)	(1,638)
Tax effect from stock-based arrangements	75	(2)	(412)
Net cash used in financing activities	(39,473)	(186,533)	(174,128)
Net Increase (Decrease) in Cash and Cash Equivalents	$3,673	$14,533	$(25,307)
Our business is primarily conducted on a cash basis. Accordingly, operating cash flows follow trends in our operating income, excluding non-cash items. For the year ended December 31, 2012, net cash provided by operating activities decreased $29.4 million from the 2011 period, mostly as a result of a decline in our operating income, higher interest paid in 2012 and declines in our accounts payable and accrued liabilities balances in 2012. The increase in operating cash flows from 2010 to 2011 was mostly attributable to the improvement in our operating income and lower interest paid in 2011.
For the year ended December 31, 2012, capital expenditures were primarily related to construction of Ameristar Lake Charles, slot machine purchases, the Springfield, Massachusetts land purchase, the Cactus Petes hotel room renovation, an Ameristar Vicksburg site stabilization project, the Ameristar East Chicago hotel room renovation and various capital maintenance projects at all of our properties.
In March 2012, we entered into a definitive agreement to acquire all of the equity interests of Creative, the developer of a luxury casino resort in Lake Charles, Louisiana, for $32.5 million. The construction of Ameristar Casino Resort Spa Lake Charles began on July 20, 2012. Ameristar Casino Resort Spa Lake Charles is being developed on a leased 243-acre site and will include a casino with approximately 1,600 slot machines and 60 table games, a hotel with approximately 700 guest rooms (including 70 suites), a variety of food and beverage outlets, an 18-hole golf course, a tennis club, a swimming pool, spa and other resort amenities. There will also be approximately 3,000 parking spaces, of which 1,000 will be in a parking garage. The license conditions as revised by the LGCB require us to invest at least $500 million in the project. The cost of the project, inclusive of the purchase price, is expected to be between $560 million and $580 million, excluding capitalized interest and pre-opening expenses. During 2012, capital expenditures related to the project totaled approximately $44.1 million (exclusive of the purchase price paid for the acquisition of the equity interests of Creative). We are required to maintain a $25.0 million deposit in a restricted bank account for the benefit of the LGCB, which will become unrestricted and available for use at our discretion upon the timely completion of the project within two years of construction commencement. We anticipate funding the project through a combination of cash from operations and borrowings under our revolving loan facility. The property is expected to open in the third quarter of 2014.
Following the acquisition of Creative, on July 18, 2012 we entered into a ground lease agreement with the Lake Charles Harbor & Terminal District (the “District”). Rent payable under the ground lease is $0.7 million per year until the opening of

Ameristar Lake Charles. Upon opening, the annual base rent will increase to $1.3 million per year for each of the first five years. The base rent will then be subject to an annual increase, not to exceed 5%, based on changes in a regional consumer price index as defined in the ground lease agreement. In addition to the base rent, upon commencing gaming activity, we will pay monthly additional rent based on a percentage of the property’s net gaming proceeds as defined in the ground lease agreement.
Pursuant to the ground lease agreement, we were required to deposit $5.0 million in a separate bank account to cover the monthly rent payments prior to the commencement of gaming activity. Any remaining balance in the ground lease rent deposit account at the time gaming activity commences will be considered unrestricted and available for use at our discretion. At December 31, 2012, the ground lease deposit bank account had a balance of $4.7 million, of which $0.7 million is expected to be utilized for monthly rent payments over the next 12 months. Both of the required deposits are presented as increases in restricted cash used in investing activities in the accompanying consolidated statements of cash flows.
In the first quarter of 2012, we spent $16.9 million (including fees and commissions) to purchase approximately 40 acres of land in Springfield, Massachusetts as the site for a possible future casino resort. On November 30, 2012, following lengthy consideration of the potential benefits, risks, costs and uncertainties of the project, we announced the termination of our efforts to pursue this license. In the fourth quarter of 2012, we recorded an impairment charge of $8.6 million as a result of an appraisal performed to assess the fair market value of the land.
We spent approximately $7.1 million in 2012 relating to the renovation of 89 guest rooms at our Cactus Petes property, which was completed in July 2012. The total cost of the project was approximately $7.4 million. At Ameristar Vicksburg, we substantially completed the site stabilization work during the latter half of 2012. Capital expenditures in 2012 relating to the site stabilization project totaled approximately $5.1 million. The total cost of the project is estimated to be approximately $9.0 million. At Ameristar East Chicago, we completed the renovation of all 288 hotel rooms and suites in early 2012. Capital expenditures in 2012 relating to the hotel renovation project totaled approximately $1.6 million. The total cost of the project was approximately $7.5 million.
Capital expenditures for the year ended December 31, 2011 included slot machine purchases, the Ameristar East Chicago hotel renovation, the Ameristar Vicksburg site stabilization project and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties. Also in December 2011, we paid a litigation settlement of $9.3 million to the general contractor for our St. Charles hotel construction project that was completed in 2008, resulting in an increase to the fixed asset carrying values associated with the St. Charles project. For the year ended December 31, 2010, capital expenditures were primarily related to minor construction projects, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties.
For the year ended December 31, 2011, net cash used in investing activities was impacted by a $32.5 million payment to multiple East Chicago entities to support and assist economic development through specified initiatives pursuant to a local development agreement.
In 2012, we paid four quarterly cash dividends of $0.125 per share on our common stock, for an annual total of $0.50 per share. During each of the years ended December 31, 2011 and 2010, our Board of Directors declared four quarterly cash dividends of $0.105 per share on our common stock, for an annual total of $0.42 per share. On February 6, 2013, our Board of Directors declared a cash dividend of $0.125 per share, payable on March 15, 2013 to stockholders of record as of February 28, 2013.
Liquidity
On September 15, 2011, our Board of Directors approved the repurchase of up to $75 million of our common stock through September 30, 2014. During 2011, we repurchased a total of approximately 0.3 million shares of common stock under the program at an average price of $16.23 per share, exclusive of commissions paid, for a total cost of $5.2 million. During 2012, we repurchased 0.7 million shares under the stock repurchase program for $11.5 million at an average price of $16.87 per share, exclusive of commissions paid. The Merger Agreement prohibits us from repurchasing additional shares under the stock repurchase program without the consent of Pinnacle.
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
The Credit Facility agreement requires certain mandatory principal repayments prior to maturity for both term loans. The A term loan requires the following principal amortization: 3.75% in 2012; 12.5% in 2013; 18.75% in 2014; 50% in 2015; and the remaining 15% in 2016. The B term loan requires mandatory principal reductions of 1% per annum, with the remaining 93.25% due at maturity. The Credit Facility agreement also requires permanent principal repayments of the term loans equal to 25% of Excess Cash Flow (as defined in the Credit Facility agreement) if our Total Net Leverage Ratio is above 4.75:1 at year-end. Excess Cash Flow repayments are required to be made 120 days after the last day of each fiscal year, are allocated between both term loans on a pro-rata basis and reduce on a dollar-for-dollar basis future scheduled mandatory principal repayments of the term loans. Our Excess Cash Flow repayment for the year ended December 31, 2011 was $8.6 million. We expect the Excess Cash Flow repayment for the year ended December 31, 2012 to be approximately $15.0 million.
On April 26, 2012, we completed a private placement of $240.0 million principal amount of Additional 2021 Notes (the Additional 2021 Notes and the Original 2021 Notes are collectively referred to herein as the “2021 Notes”). The Additional 2021 Notes were issued under the same indenture pursuant to which we previously issued the Original 2021 Notes. The Additional 2021 Notes were sold at a price of 103% of the principal amount, resulting in a yield to maturity of 6.88%. We received net proceeds from the sale of the Additional 2021 Notes (after initial purchaser discounts and expenses and including the premium and accrued interest) of approximately $244.0 million. We used $236.0 million of the proceeds to repay all amounts outstanding under the revolving loan facility of the Credit Facility (which amounts may be reborrowed from time to time) and the remaining proceeds for general corporate purposes. We issued the Additional 2021 Notes to enhance our borrowing flexibility under the revolving credit facility and better position us for future growth. In connection with issuing the Additional 2021 Notes, we paid one-time fees and expenses totaling approximately $4.0 million, most of which was capitalized and will be amortized over the term of the 2021 Notes.
The 2021 Notes bear interest at a fixed rate of 7.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The initial interest payment on the Additional 2021 Notes was made on October 15, 2012. The 2021 Notes mature on April 15, 2021.
Proceeds from the Debt Refinancing were used to (i) repurchase substantially all of our 9.25% Senior Notes due 2014 (the “2014 Notes”) tendered pursuant to our tender offer announced on March 29, 2011, including payment of the tender premium and accrued interest, (ii) prepay and permanently retire all of the indebtedness under our prior senior secured credit facility, (iii) repurchase shares from the Estate of Craig H. Neilsen (the “Estate”) on April 19, 2011 for an aggregate purchase price of $457.6 million and (iv) pay related fees and expenses. We redeemed the remaining $0.5 million principal amount of outstanding 2014 Notes on December 3, 2012.
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
Net principal repayments totaled $19.4 million during 2012, excluding the incurrence of and application of proceeds from the debt offering that took place in 2012. All mandatory principal payments have been made through December 31, 2012. After applying the proceeds from the sale of the Additional 2021 Notes to the outstanding revolving loan facility, we had $496.0 million available for borrowing under the revolving loan facility as of December 31, 2012. The Merger Agreement limits the amount of additional debt we are permitted to incur prior to the closing of the Merger.
In addition to the availability under the Credit Facility, we had $89.4 million of cash and cash equivalents at December 31, 2012, approximately $75 million of which were required for daily operations.
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
Contractual and Other Commitments
The following table summarizes our obligations and commitments as of December 31, 2012 to make future payments under certain contracts, including long-term debt obligations, capitalized leases, operating leases and certain construction contracts. The table does not reflect any commitments or contractual obligations that could result from the pending Merger.

	Payments Due by Period
Contractual Obligations:	2013	2014-2015	2016-2017	After 2017	Total
	(In thousands)
Estimated principal payments of long-term debt	$37,047	$145,025	$44,015	$1,692,818	$1,918,905
Estimated interest payments on long-term debt(1)	113,995	264,790	258,259	416,690	1,053,734
Operating leases	4,368	8,989	4,218	8,632	26,207
Equipment contracts	6,520	4,041	—	—	10,561
Construction contracts	157,899	103,949	—	—	261,848
Total	$319,829	$526,794	$306,492	$2,118,140	$3,271,255
_______________________________________

(1)
Estimated interest payments on long-term debt are based on principal amounts outstanding after giving effect to projected debt principal payments and forecasted LIBOR rates for our senior credit facility.

As further discussed in “Note 5 — Federal and state income taxes” of Notes to Consolidated Financial Statements, we have adopted the provisions of Accounting Standards Codification (“ASC”) 740. We had $4.3 million of unrecognized tax benefits as of December 31, 2012. Due to the inherent uncertainty of the underlying tax positions, it is not possible to assign the liability as of December 31, 2012 to any particular years in the table.
As noted above, a significant use of operating cash in 2012 was interest and debt payments. Our cash interest payments, excluding capitalized interest, were $102.5 million, $98.0 million and $118.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. For more information, see “Note 1 — Basis of presentation” and “Note 6 — Long-term debt” of Notes to Consolidated Financial Statements.
We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.
At December 31, 2012, we had outstanding letters of credit in the amount of $4.0 million, which reduced the amount available to borrow under our revolving loan facility. We do not have any other guarantees, contingent commitments or other material liabilities that are not reflected in our consolidated financial statements or disclosed in the notes thereto. For more information, see “Note 6 — Long-term debt” of Notes to Consolidated Financial Statements.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over fair market value of net assets acquired in business combinations. Other intangible assets include our gaming licenses in East Chicago and Lake Charles. We test for goodwill and indefinite-lived intangible asset impairment annually and between annual tests if events or circumstances indicate a possible impairment.
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
We test our gaming license indefinite-lived intangible assets annually using a discounted cash flow method. If the carrying value exceeds the estimated fair value, an impairment charge is recorded.
Guest Rewards Programs
Our guest rewards programs allow guests to earn certain point-based cash rewards or complimentary goods and services based on the volume of the guests’ gaming activity. Guests can accumulate reward points over time that they may redeem at their discretion under the terms of the programs. The reward credit balance is forfeited if a guest does not earn any reward credits over the subsequent 12-month period. As a result of the ability of the guest to bank the reward points, we accrue the expense of reward points, after giving effect to estimated forfeitures, as they are earned. The accruals are based on historical data, estimates and assumptions regarding the mix of rewards that will be redeemed and the costs of providing those rewards. The retail value of the point-based rewards, cash-back rewards or complimentary goods and services is netted against revenue as a promotional allowance. The estimated costs of providing the point-based rewards, cash-back rewards or complimentary goods and services are included in casino operating expenses.
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
Recently Adopted Accounting Pronouncements
ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment
The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment in July 2012. This update simplifies how entities test for impairment and improves consistency in impairment testing guidance among long-lived asset categories. Under the amendments in this update, an entity is not required to determine the fair value unless the entity concludes that it is more likely than not that its fair value is less than its carrying amount by assessing qualitative factors. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Our early adoption of this Topic for 2012 did not have a material impact on our consolidated financial statements.

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
ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income
The FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in June 2011. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders’ equity, among other items. The guidance requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation requirement under ASU No. 2011-05 was effective for fiscal years and interim periods beginning after December 15, 2011. Since the update only requires a change in presentation, our early adoption of this Topic in 2011 did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued authoritative guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires that an entity present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2012. We do not anticipate that this guidance will have an impact on our consolidated financial statements.
ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment
The FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment in September 2011. This update simplifies how entities test goodwill for impairment. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount by assessing qualitative factors. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The early adoption of this Topic in 2011 did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facility. Outstanding amounts borrowed under our senior credit facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of December 31, 2012, we had $878.8 million outstanding under our senior credit facility, which represents approximately 46% of our total outstanding debt, bearing interest at variable rates indexed to one-month LIBOR, based on our election. At December 31, 2012, the average interest rate applicable to the senior credit facility debt outstanding was 3.7%. An increase of one percentage point in the interest rate applicable to the senior credit facility debt outstanding at December 31, 2012 would increase our annual interest cost and reduce our pre-tax income by $3.4 million (after giving effect to the LIBOR floor of 1.0% for the B term loan, which comprises 78% of the total senior credit facility balance at December 31, 2012). The remaining 54% of our debt outstanding as of December 31, 2012, primarily consisting of our 7.5% senior notes due 2021, bears interest at fixed rates.
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
The Reports of Independent Registered Public Accounting Firm appear at pages F-2 and F-3 hereof, and our Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages F-4 through F-29 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm
The information required to be furnished pursuant to this item is set forth under the captions “Management’s Annual Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and is included in this Annual Report at pages F-1 and F-2, respectively.

(c)	Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the fourth fiscal quarter of 2012.

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth under the captions “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission on or before April 30, 2013 and is incorporated herein by this reference.

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
2.1
Membership Interest Purchase Agreement, dated as of March 14, 2012, among Creative Casinos of Louisiana, L.L.C. (now known as Ameristar Casino Lake Charles, LLC) (“Creative”), Creative Casinos, LLC and ACI (without schedules)
Incorporated by reference to Exhibit 2.1 to ACI’s Current Report on Form 8-K filed on March 16, 2012.
2.2	Agreement and Plan of Merger, dated as of December 20, 2012, among ACI, Pinnacle, HoldCo and Merger Sub (without schedules)	Incorporated by reference to Exhibit 2.1 to ACI’s Current Report on Form 8-K filed on December 21, 2012.
2.3	First Amendment to Agreement and Plan of Merger, dated as of February 1, 2013, by and among ACI, Pinnacle, HoldCo and Merger Sub	Incorporated by reference to Exhibit 2.1 to ACI’s Current Report on Form 8-K filed on February 1, 2013.
3(i)(a)	Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed by ACI under the Securities Act of 1933, as amended (File No. 33-68936) (the “Form S-1”).
3(i)(b)	Certificate of Amendment to Articles of Incorporation of ACI	Incorporated by reference to Exhibit 3.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3(i)(c)	Certificate of Change Pursuant to NRS 78.209	Incorporated by reference to Exhibit 3(i).1 to ACI’s Current Report on Form 8-K filed on June 8, 2005.
3(ii)	Amended and Restated Bylaws of ACI, effective April 27, 2012	Incorporated by reference to Exhibit 3(ii).1 to ACI’s Current Report on Form 8-K filed on April 30, 2012 (the “April 30, 2012 8-K”).
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.4 to ACI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Exhibit
Number	Description of Exhibit	Method of Filing
4.2
Credit Agreement, dated as of April 14, 2011, among ACI, the Lenders party thereto from time to time, Wells Fargo Bank, National Association, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Syndication Agents, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J. P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Commerzbank AG, New York and Grand Cayman Branches and US Bank National Association, as Co-Documentation Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent (“DBTCA”) (without exhibits)
Incorporated by reference to Exhibit 4.2 to ACI’s Current Report on Form 8-K filed on April 19, 2011 (the “April 19, 2011 8-K”).
4.3	First Amendment to Credit Agreement, dated as of April 16, 2012, among ACI, the lenders party thereto and DBTCA	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on April 17, 2012.
4.4	Indenture, dated as of April 14, 2011, among ACI, the Guarantors named therein and Wilmington Trust FSB, as trustee	Incorporated by reference to Exhibit 4.1 to the April 19, 2011 8-K.
4.5
Supplemental Indenture, dated as of February 23, 2012, among Ameristar Casino Springfield, LLC, the other Guarantors party thereto, ACI and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (”Wilmington Trust”)
Incorporated by reference to Exhibit 4.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “March 2012 10-Q”).
4.6	Second Supplemental Indenture, dated as of April 26, 2012, among ACI, the guarantors named therein and Wilmington Trust	Incorporated by reference to Exhibit 4.1 to the April 30, 2012 8-K.
4.7	Third Supplemental Indenture, dated as of July 18, 2012, among Ameristar Lake Charles Holdings, LLC, Creative, the other Gurantors party thereto, ACI and Wilmington Trust	Incorporated by reference to Exhibit 4.1 to ACI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “June 2012 10-Q”).
*10.1(a)	Employment Agreement, dated November 15, 1993, between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(a) to ACI’s Annual Report on Form 10-K for the year ended December 31, 1994.
*10.1(b)	Amendment No. 1 to Employment Agreement, dated as of October 5, 2001, between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
*10.1(c)	Amendment No. 2 to Employment Agreement, dated as of August 15, 2002, between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.2 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”).
*10.1(d)	Amendment No. 3 to Employment Agreement, dated as of November 7, 2008, between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(d) to the 2008 10-K.
*10.1(e)	Amendment Number 4 to Employment Agreement, dated as of October 28, 2011, between ACI and Thomas M. Steinbauer	Incorporated by reference to Exhibit 10.1(e) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”).
*10.1(f)	Amended and Restated Executive Employment Agreement, dated as of March 11, 2002, between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.1(c) to ACI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).
*10.1(g)	Amendment to Amended and Restated Executive Employment Agreement, dated as of August 16, 2002, between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.3 to the September 2002 10-Q.
*10.1(h)	Amendment Number 2 to Amended and Restated Executive Employment Agreement, dated as of May 31, 2008, between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.2 to ACI’s Current Report on Form 8-K filed on June 2, 2008 (the “June 2008 8-K”).
*10.1(i)	Amendment Number 3 to Amended and Restated Executive Employment Agreement, dated as of October 28, 2011, between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.1(i) to the 2011 10-K.
*10.1(j)	Executive Employment Agreement, dated as of March 13, 2002, between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.1(d) to the 2001 10-K.

Exhibit
Number	Description of Exhibit	Method of Filing
*10.1(k)	Amendment to Executive Employment Agreement, dated as of August 16, 2002, between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the September 2002 10-Q.
*10.1(l)	Amendment Number 2 to Executive Employment Agreement, dated as of May 31, 2008, between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.4 to the June 2008 8-K.
*10.1(m)	Amendment Number 3 to Executive Employment Agreement, dated as of October 28, 2011, between ACI and Peter C. Walsh	Incorporated by reference to Exhibit 10.1(m) to the 2011 10-K.
*10.1(n)	Executive Employment Agreement, dated as of May 31, 2008, between ACI and Larry A. Hodges	Incorporated by reference to Exhibit 10.3 to the June 2008 8-K.
*10.1(o)	Amendment to Executive Employment Agreement, dated as of October 28, 2011, between ACI and Larry A. Hodges	Incorporated by reference to Exhibit 10.1(p) to the 2011 10-K.
*10.2	Separation Agreement, dated as of April 25, 2011, between ACI and Ray H. Neilsen	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on April 28, 2011.
*10.3	Ameristar Casinos, Inc. 1999 Stock Incentive Plan, amended and restated December 15, 2007	Incorporated by reference to Exhibit 10.3 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”).
*10.4	Form of Non-Qualified Stock Option Agreement under Ameristar Casinos, Inc. 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to the 2008 10-K.
*10.5	Ameristar Casinos, Inc. 2002 Non-Employee Directors’ Stock Election Plan	Incorporated by reference to Appendix A to ACI’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, filed under cover of Schedule 14A on April 30, 2002.
*10.6	Form of Indemnification Agreement between ACI and each of its directors and executive officers and its principal accounting officer	Incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Form S-1.
*10.7	Form of Restricted Stock Unit Agreement under Ameristar Casinos, Inc. 1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 to the 2007 10-K.
10.8	Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated as of November 18, 2004, between Iowa West Racing Association and ACCBI (the “Iowa West Agreement”)	Incorporated by reference to Exhibit 10.9 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.9	Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc.	Incorporated by reference to Exhibits 10.12 and 99.1 to ACI’s Annual Report on Form 10-K for the year ended December 31, 1996.
*10.10	Ameristar Casinos, Inc. Performance-Based Annual Bonus Plan	Incorporated by reference to Appendix A to ACI’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, filed under cover of Schedule 14A on April 30, 2012.

Exhibit
Number	Description of Exhibit	Method of Filing
10.11
Redevelopment Project Lease, dated as of October 19, 1995, between the City of East Chicago, Indiana (the “City”) and Showboat Marina Partnership (“SMP”), as subsequently amended and assigned by Lease Assignment and Assumption Agreement, dated as of March 28, 1996, between SMP and Showboat Marina Casino Partnership (“SMCP”); Acknowledgement of Commencement Date of Redevelopment Project Lease and Notice of Election to Take Possession of Leased Premises, dated as of March 28, 1996, between the City and SMCP; First Amendment to Redevelopment Project Lease, dated as of March 28, 1996, between the City and SMCP; Second Amendment to Redevelopment Project Lease, dated as of January 20, 1999, between the City and SMCP; Assignment and Assumption of Lease, dated as of April 26, 2005, between SMCP and RIH Acquisitions IN, LLC (now known as Ameristar Casino East Chicago, LLC) (”RIH”); Assignment and Assumption of Lease, dated as of October 25, 2006, between RIH and RIH Propco IN, LLC; and Memorandum of Merger of Leasehold Interests, dated as of September 18, 2007, between RIH and the City
Incorporated by reference to Exhibit 10.3 to ACI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
10.12	Modified Local Development Agreement with Ameristar Casino East Chicago, LLC, effective June 3, 2011	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on June 7, 2011.
*10.13	Ameristar Casinos, Inc. Change in Control Severance Plan, amended and restated October 28, 2011	Incorporated by reference to Exhibit 10.15 to the 2011 10-K.
*10.14	Ameristar Casinos, Inc. Change in Control Severance Plan for Director-Level Employees, amended and restated October 28, 2011	Incorporated by reference to Exhibit 10.16 to the 2011 10-K.
*10.15	Ameristar Casinos, Inc. 2009 Stock Incentive Plan, amended and restated February 15, 2012	Incorporated by reference to Exhibit 10.17 to the 2011 10-K.
*10.16	Form of Non-Qualified Stock Option Agreement with executive officers under Ameristar Casinos, Inc. 2009 Stock Incentive Plan	Incorporated by reference to Exhibit 10.18 to the 2011 10-K.
*10.17	Form of Restricted Stock Unit Agreement with executive officers under Ameristar Casinos, Inc. 2009 Stock Incentive Plan	Incorporated by reference to Exhibit 10.19 to the 2011 10-K.
*10.18
Amendment to Non-Qualified Stock Option Agreement, dated as of October 28, 2011, between ACI and each of Gordon R. Kanofsky, Larry A. Hodges, Thomas M. Steinbauer, Peter C. Walsh and certain other employees
Incorporated by reference to Exhibit 10.20 to the 2011 10-K.
*10.19
Second Amendment to Non-Qualified Stock Option Agreement, dated as of November 10, 2011, between ACI and each of Gordon R. Kanofsky, Larry A. Hodges, Thomas M. Steinbauer, Peter C. Walsh and certain other employees
Incorporated by reference to Exhibit 10.21 to the 2011 10-K.
*10.20
Amendment to Restricted Stock Unit Agreement, dated as of October 28, 2011, between ACI and each of Gordon R. Kanofsky, Larry A. Hodges, Thomas M. Steinbauer, Peter C. Walsh and certain other employees
Incorporated by reference to Exhibit 10.22 to the 2011 10-K.
*10.21
Second Amendment to Restricted Stock Unit Agreement, dated as of November 10, 2011, between ACI and each of Gordon R. Kanofsky, Larry A. Hodges, Thomas M. Steinbauer, Peter C. Walsh and certain other employees
Incorporated by reference to Exhibit 10.23 to the 2011 10-K.
*10.22	Amendment to Non-Qualified Stock Option Agreement, dated as of October 28, 2011, between ACI and each non-employee director of ACI	Incorporated by reference to Exhibit 10.24 to the 2011 10-K.
*10.23	Amendment to Restricted Stock Unit Agreement, dated as of October 28, 2011, between ACI and each non-employee director of ACI	Incorporated by reference to Exhibit 10.25 to the 2011 10-K.

Exhibit
Number	Description of Exhibit	Method of Filing
*10.24
Form of Non-Qualified Stock Option Agreement, dated November 21, 2011, between ACI and each of Gordon R. Kanofsky, Larry A. Hodges, Thomas M. Steinbauer, Peter C. Walsh and certain other employees with respect to performance-vested options (Tranche 1)
Incorporated by reference to Exhibit 10.26 to the 2011 10-K.
*10.25
Form of Non-Qualified Stock Option Agreement, dated November 21, 2011, between ACI and each of Gordon R. Kanofsky, Larry A. Hodges, Thomas M. Steinbauer, Peter C. Walsh and certain other employees with respect to performance-vested options (Tranche 2)
Incorporated by reference to Exhibit 10.27 to the 2011 10-K.
*10.26
Form of Non-Qualified Stock Option Agreement, dated November 21, 2011, between ACI and each of Gordon R. Kanofsky, Larry A. Hodges, Thomas M. Steinbauer, Peter C. Walsh and certain other employees with respect to performance-vested options (Tranche 3)
Incorporated by reference to Exhibit 10.28 to the 2011 10-K.
*10.27	Form of Non-Qualified Stock Option Agreement with non-employee directors under Ameristar Casinos, Inc. 2009 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the March 2012 10-Q.
*10.28	Form of Restricted Stock Unit Agreement with non-employee directors under Ameristar Casinos, Inc. 2009 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to the March 2012 10-Q.
10.29	Amendment to the Iowa West Agreement, dated February 16, 2010, between Iowa West Racing Association and ACCBI	Incorporated by reference to Exhibit 10.21 to ACI’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).
*10.30	Restricted Stock Unit Agreement, dated January 29, 2010, between ACI and Gordon R. Kanofsky (the “January 2010 RSU Agreement”)	Incorporated by reference to Exhibit 10.22 to the 2009 10-K.
*10.31	Amendment to the January 2010 RSU Agreement, dated as of October 28, 2011, between ACI and Gordon R. Kanofsky	Incorporated by reference to Exhibit 10.31 to the 2011 10-K.
10.32	Stock Purchase Agreement, dated as of March 25, 2011, between ACI and the Estate of Craig H. Neilsen (the “Stock Purchase Agreement”)	Incorporated by reference to Exhibit 10.1 to ACI’s Current Report on Form 8-K filed on March 28, 2011 (the “March 2011 8-K”).
10.33	Annex A to the Stock Purchase Agreement	Incorporated by reference to Exhibit 10.2 to the March 2011 8-K.
10.34
Head Tax Sharing Agreement, dated November 28, 2011, among the Lake Charles Harbor & Terminal District (the “District”), the City of Lake Charles, Louisiana, the Calcasieu Parish Police Jury and Creative, joined by the Calcasieu Parish School Board, McNeese State University and Sowela Technical Community College
Incorporated by reference to Exhibit 10.1 to the June 2012 10-Q.
10.35	Ground Lease Agreement, dated as of July 18, 2012, between Creative and the District (without Exhibit 1-A)	Incorporated by reference to Exhibit 10.2 to the June 2012 10-Q.
21	Subsidiaries of ACI	Filed electronically herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed electronically herewith.
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
Filed electronically herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

Exhibit
Number	Description of Exhibit	Method of Filing
99	Agreement of ACI, dated as of February 28, 2012, to furnish the Securities and Exchange Commission certain instruments defining the rights of holders of certain long-term debt	Incorporated by reference to Exhibit 99 to the 2011 10-K.
101†
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements
Furnished electronically herewith.
_______________________________________

*	Denotes a management contract or compensatory plan or arrangement.

†
This exhibit is furnished and is not filed or made a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERISTAR CASINOS, INC.
(Registrant)

February 28, 2013	By:	/s/ Gordon R. Kanofsky
Gordon R. Kanofsky
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name and Title	Date

/s/ Gordon R. Kanofsky	Gordon R. Kanofsky, Chief Executive Officer and Director	February 28, 2013
(principal executive officer)

/s/ Thomas M. Steinbauer	Thomas M. Steinbauer, Senior Vice President of Finance, Chief Financial	February 28, 2013
Officer, Treasurer and Director (principal financial and accounting officer)

/s/ Larry A. Hodges	Larry A. Hodges, President, Chief Operating Officer and Director	February 28, 2013

/s/ Luther P. Cochrane	Luther P. Cochrane, Chairman of the Board and Director	February 28, 2013

/s/ Carl Brooks	Carl Brooks, Director	February 28, 2013

/s/ Leslie Nathanson Juris	Leslie Nathanson Juris, Director	February 28, 2013

/s/ J. William Richardson	J. William Richardson, Director	February 28, 2013

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears on page F-2.
Ameristar Casinos, Inc.
Las Vegas, Nevada
February 28, 2013

/s/ Gordon R. Kanofsky	/s/ Thomas M. Steinbauer

Gordon R. Kanofsky	Thomas M. Steinbauer
Chief Executive Officer	Senior Vice President of Finance, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Ameristar Casinos, Inc. and subsidiaries:
We have audited Ameristar Casinos, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ameristar Casinos, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Ameristar Casinos, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ameristar Casinos, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012 of Ameristar Casinos, Inc. and subsidiaries and our report dated February 28, 2013 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Las Vegas, Nevada
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Ameristar Casinos, Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of Ameristar Casinos, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ameristar Casinos, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations, comprehensive income and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ameristar Casinos, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Las Vegas, Nevada
February 28, 2013

AMERISTAR CASINOS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Amounts in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$89,392	$85,719
Restricted cash	6,581	5,925
Accounts receivable, net	4,821	5,401
Income tax refunds receivable	6,213	1,718
Inventories	5,894	6,577
Prepaid expenses and other current assets	12,927	27,146
Deferred income taxes	10,348	15,289
Total current assets	136,176	147,775
Property and Equipment, net:
Buildings and improvements	1,946,051	1,922,422
Furniture, fixtures and equipment	603,571	610,934
	2,549,622	2,533,356
Less: accumulated depreciation and amortization	(976,629)	(928,197)
	1,572,993	1,605,159
Land	91,715	83,403
Construction in progress	76,815	33,935
Total property and equipment, net	1,741,523	1,722,497
Goodwill	69,769	70,973
Other intangible assets	42,400	12,600
Deposits and other assets	84,406	58,194
TOTAL ASSETS	$2,074,274	$2,012,039
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$23,349	$33,665
Construction contracts payable	16,130	3,183
Accrued liabilities	117,073	120,788
Current maturities of long-term debt	37,047	23,132
Total current liabilities	193,599	180,768
Long-term debt, net of current maturities	1,880,932	1,902,932
Deferred income taxes	18,786	15,058
Other long-term liabilities	3,216	3,859
Commitments and contingencies (Note 14)
Stockholders’ Deficit:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — none	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 61,366,859 and 60,373,085 shares; Outstanding — 32,897,642 and 32,768,825 shares	614	604
Additional paid-in capital	333,338	310,331
Treasury stock, at cost (28,469,217 and 27,604,260 shares)	(501,815)	(487,230)
Retained earnings	145,604	85,717
Total stockholders’ deficit	(22,259)	(90,578)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,074,274	$2,012,039
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands, except per share data)
Revenues:
Casino	$1,228,958	$1,248,616	$1,247,034
Food and beverage	139,565	138,192	134,854
Rooms	77,698	77,870	79,403
Other	27,957	28,905	30,559
	1,474,178	1,493,583	1,491,850
Less: Promotional allowances	(278,957)	(279,077)	(302,568)
Net revenues	1,195,221	1,214,506	1,189,282
Operating Expenses:
Casino	537,862	545,709	556,911
Food and beverage	53,634	57,346	60,878
Rooms	8,121	8,270	8,281
Other	9,761	10,659	12,392
Selling, general and administrative	251,395	259,151	244,964
Depreciation and amortization	106,317	105,922	109,070
Impairment of goodwill	—	—	21,438
Impairment of other intangible assets	—	—	34,791
Impairment of fixed assets	9,563	245	224
Net loss (gain) on disposition of assets	408	(45)	255
Total operating expenses	977,061	987,257	1,049,204
Income from operations	218,160	227,249	140,078
Other Income (Expense):
Interest income	44	15	452
Interest expense, net of capitalized interest	(114,740)	(106,623)	(121,233)
Loss on early retirement of debt	—	(85,311)	—
Other	835	(784)	1,463
Income Before Income Tax Provision	104,299	34,546	20,760
Income tax provision	27,964	27,752	12,130
Net Income	$76,335	$6,794	$8,630
Earnings Per Share:
Basic	$2.32	$0.17	$0.15
Diluted	$2.26	$0.17	$0.15

Weighted-Average Shares Outstanding:
Basic	32,906	40,242	58,025
Diluted	33,743	41,136	58,818
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Net income	$76,335	$6,794	$8,630
Change in fair value of interest rate swap agreements, net of tax	—	—	16,274
Total Comprehensive Income	$76,335	$6,794	$24,904

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Capital Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
	(Amounts in thousands)
Balance, December 31, 2009	57,730	$586	$262,582	$(16,274)	$(18,590)	$107,689	$335,993
Net income	—	—	—	—	—	8,630	8,630
Change in fair value of interest rate swap agreements	—	—	—	16,274	—	—	16,274
Total comprehensive income							24,904
Exercise of stock options and issuance of restricted shares	659	6	2,232	—	—	—	2,238
Tax effect from stock-based arrangements	—	—	(412)	—	—	—	(412)
Dividends	—	—	—	—	—	(24,389)	(24,389)
Stock-based compensation expense	—	—	14,324	—	—	—	14,324
Purchases of treasury stock	(101)	—	—	—	(1,638)	—	(1,638)
Balance, December 31, 2010	58,288	592	278,726	—	(20,228)	91,930	351,020
Net income	—	—	—	—	—	6,794	6,794
Progressive jackpot liability cumulative adjustment	—	—	—	—	—	3,412	3,412
Exercise of stock options and issuance of restricted shares	1,140	12	7,262	—	—	—	7,274
Tax effect from stock-based arrangements	—	—	(2)	—	—	—	(2)
Dividends	—	—	—	—	—	(16,419)	(16,419)
Stock-based compensation expense	—	—	24,345	—	—	—	24,345
Purchases of treasury stock	(26,659)	—	—	—	(467,002)	—	(467,002)
Balance, December 31, 2011	32,769	604	310,331	—	(487,230)	85,717	(90,578)
Net income	—	—	—	—	—	76,335	76,335
Exercise of stock options and issuance of restricted shares	994	10	4,679	—	—	—	4,689
Tax effect from stock-based arrangements	—	—	75	—	—	—	75
Dividends	—	—	—	—	—	(16,448)	(16,448)
Stock-based compensation expense	—	—	18,253	—	—	—	18,253
Purchases of treasury stock	(865)	—	—	—	(14,585)	—	(14,585)
Balance, December 31, 2012	32,898	$614	$333,338	$—	$(501,815)	$145,604	$(22,259)
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$76,335	$6,794	$8,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,317	105,922	109,070
Amortization of debt issuance costs, discounts and premium	5,485	6,290	10,203
Loss on early retirement of debt	—	85,311	—
Stock-based compensation expense	18,253	24,345	14,324
Impairment of goodwill	—	—	21,438
Impairment of other intangible assets	—	—	34,791
Impairment of fixed assets	9,563	245	224
Net loss (gain) on disposition of assets	408	(45)	255
Net change in deferred income taxes	9,230	32,987	2,894
Excess tax benefit from stock option exercises	(75)	—	—
Net change in fair value of swap agreements	—	—	1,015
Net change in deferred compensation liability	2,493	39	1,938
Changes in operating assets and liabilities:
Accounts receivable, net	580	1,990	657
Income tax refunds receivable	(4,495)	1,577	14,109
Inventories	683	581	577
Prepaid expenses	309	191	645
Accounts payable	(10,316)	9,937	(6,636)
Income taxes payable	75	—	—
Accrued liabilities	9,125	(22,815)	4,193
Net cash provided by operating activities	223,970	253,349	218,327
Cash Flows from Investing Activities:
Capital expenditures	(133,137)	(82,629)	(58,396)
Net cash paid for Louisiana acquisition	(33,218)	—	—
Net change in construction contracts payable	12,947	926	(6,489)
Proceeds from sale of assets	523	309	405
(Increase) decrease in restricted cash	(29,670)	—	500
Decrease (increase) in deposits and other non-current assets	1,731	29,111	(5,526)
Net cash used in investing activities	(180,824)	(52,283)	(69,506)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	290,200	2,074,250	12,000
Principal payments of debt	(298,416)	(1,753,835)	(161,794)
Debt issuance and amendment costs	(4,988)	(30,799)	(133)
Cash dividends paid	(16,448)	(16,419)	(24,389)
Proceeds from stock option exercises and restricted share issuances	4,689	7,274	2,238
Purchases of treasury stock	(14,585)	(467,002)	(1,638)
Tax effect from stock-based arrangements	75	(2)	(412)
Net cash used in financing activities	(39,473)	(186,533)	(174,128)
Net Increase (Decrease) in Cash and Cash Equivalents	3,673	14,533	(25,307)
Cash and Cash Equivalents — Beginning of Year	85,719	71,186	96,493
Cash and Cash Equivalents — End of Year	$89,392	$85,719	$71,186
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$101,162	$97,482	$118,149
Cash paid (received) for federal and state income taxes (net of refunds received)	$23,071	$(6,522)	$(3,144)
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
On July 16, 2012, the Company completed the purchase of all of the equity interests of Creative Casinos of Louisiana, L.L.C. (now known as Ameristar Casino Lake Charles, LLC) (“Creative”) the license holder for a planned casino resort in Lake Charles, Louisiana. On July 20, 2012, the Company commenced construction of Ameristar Casino Resort Spa Lake Charles. The Company expects to complete construction of Ameristar Casino Resort Spa Lake Charles in the third quarter of 2014. This property will serve southwestern Louisiana and southeastern Texas, including the Houston metropolitan area.
Certain prior period amounts in the consolidated statements of income have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported income from operations or net income. Additionally, a reclassification adjustment was made to the consolidated statement of cash flows for the year ended December 31, 2010, moving a $0.5 million decrease in restricted cash from net cash provided by operating activities to net cash used in investing activities. The impact of this reclassification is not considered material to the consolidated financial statements for any of the periods presented.
The Company has evaluated certain events and transactions occurring after December 31, 2012 and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements and notes thereto for the year ended December 31, 2012.
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
Cash and cash equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair market value using Level 1 inputs, due to the short-term maturities of these instruments.
Restricted cash
As of December 31, 2012 and 2011, the Company’s current restricted cash balance was $6.6 million and $5.9 million, respectively.
On September 2, 2003, the Company entered into a trust participation agreement with an insurance provider. At December 31, 2012 and 2011, the Company had $5.9 million deposited in a trust account as collateral for the Company’s obligation to reimburse the insurance provider for the Company’s workers’ compensation claims. The Company is permitted to invest the trust funds in certain investment vehicles with stated maturity dates not to exceed six months. Any interest or other earnings are disbursed to the Company.
In connection with the construction of the Ameristar Lake Charles property, the Company set up two separate restricted bank accounts. In June 2012, the Company entered into an escrow agreement with the Louisiana Gaming Control Board whereby the Company is required to maintain a $25.0 million deposit in a restricted interest-bearing bank account, which will become unrestricted and available for the Company to use at its discretion upon the timely completion of the project. On July 18, 2012,

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company entered into a ground lease agreement with the Lake Charles Harbor & Terminal District. Pursuant to the ground lease agreement, the Company was required to deposit $5.0 million in a separate bank account to cover the monthly rent payments prior to the commencement of gaming activity. At December 31, 2012, the ground lease deposit bank account had a balance of $4.7 million, of which $0.7 million is expected to be utilized for monthly rent payments over the next 12 months. In the accompanying consolidated balance sheets, the current portion of the deposit account is included in restricted cash. The remaining long-term portion of the ground lease rent deposit, as well as the deposit required to be held until construction completion, are included in deposits and other assets in the accompanying consolidated balance sheets. The Company is permitted to invest the funds subject to approval from both parties to the agreement. Any interest or other earnings on the restricted accounts are disbursed to the Company. For further discussion, see “Note 15 - Creative Casinos of Louisiana acquisition.”
The Company utilized Level 1 inputs as described in “Note 8 - Fair value measurements” to determine fair value of its restricted cash balance.
Accounts receivable
Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. The increase in the allowance for doubtful accounts is recorded in the financial statements as an operating expense. Management believes that as of December 31, 2012, no significant concentrations of credit risk existed for which an allowance had not already been recorded.
At December 31, 2012 and 2011, total accounts receivable were $4.9 million and $5.8 million, respectively. Gaming receivables were $0.9 million and $1.2 million at December 31, 2012 and 2011, respectively, and are included in the Company’s accounts receivable balance. As of December 31, 2012 and 2011, an allowance of $0.1 million and $0.4 million, respectively, has been applied to reduce total accounts receivable to amounts anticipated to be collected.
Inventories
Inventories primarily consist of food and beverage items, gift shop and general store retail merchandise, engineering and slot supplies, uniforms, linens, china and other general supplies. Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted-average basis.
Capitalization and depreciation
Property and equipment are recorded at cost, including capitalized interest cost associated with major development and construction projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period. Interest of $1.3 million, $0.5 million and $0.7 million was capitalized for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Buildings and improvements        5 to 40 years
Furniture, fixtures and equipment        3 to 10 years
Gains or losses on dispositions of property and equipment are included in the consolidated statements of income.
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

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quoted market prices or another valuation technique, such as discounted cash flow analysis. If a long-lived asset is to be sold, the asset is reported at the lower of carrying amount or fair value less cost to sell, with fair value measured as discussed above.
In 2012, 2011 and 2010, the Company recorded impairment charges of $0.9 million, $0.2 million and $0.2 million, respectively, related to previously capitalized design costs on discontinued expansion projects.
In January 2012, the Company completed the purchase of a 40-acre site in Springfield, Massachusetts and capitalized the purchase price of $16.9 million, including acquisition costs. The Company intended to apply for the sole casino license for western Massachusetts and build a luxury hotel and entertainment resort at this location. In November 2012, following lengthy consideration of the potential benefits, risks, costs and uncertainties of the project, the Company announced the termination of its efforts to pursue this license. An appraisal was performed to assess the fair market value of the land, which resulted in an $8.6 million impairment charge recorded in the fourth quarter of 2012.
Goodwill and other intangible assets
Goodwill represents the excess of the purchase price over fair market value of net assets acquired in business combinations. Other intangible assets include the Company’s gaming licenses in East Chicago and Lake Charles. The Company tests for goodwill and indefinite-lived intangible asset impairment annually and between annual tests if events or circumstances indicate a possible impairment.
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
The Company tests its gaming license indefinite-lived intangible assets annually using a discounted cash flow method. If the carrying value exceeds the estimated fair value, an impairment charge is recorded.
See also “Note 13 - Goodwill and other intangible assets.”
Debt issuance costs
Debt issuance costs are capitalized and amortized to interest expense using the effective interest method or a method that approximates the effective interest method over the term of the related debt instrument. The Company expenses debt issuance costs proportionately in connection with any early debt retirements.
Derivative instruments and hedging activities
The Company records all derivatives on the balance sheet at fair value. For a derivative such as an interest rate swap that is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is initially reported as a component of other comprehensive income and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. To the extent the effective portion of a hedge subsequently becomes ineffective, the corresponding amount of the change in fair value of the derivative initially reported in other comprehensive income is reclassified and is recognized directly in earnings. Accordingly, on a quarterly basis, the Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of a hypothetical designated perfect hedged item or transaction. If the change in the actual swap is greater than the change in the hypothetical perfect swap, the difference is referred to as “ineffectiveness” and is recognized in earnings in the current period. We had no derivative instruments in place at December 31, 2012 and 2011.
Revenue recognition
Casino revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Additionally, the Company recognizes revenue upon the occupancy of its hotel rooms, upon the

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The estimated departmental costs of providing complimentary food and beverage, rooms, entertainment and other are included in casino operating expenses and consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Food and beverage	$58,529	$56,697	$53,850
Rooms	20,261	20,190	20,979
Entertainment	600	655	2,599
Other	1,908	2,077	2,414
	$81,298	$79,619	$79,842
Guest Rewards Programs
The Company’s guest rewards programs allow guests to earn certain point-based cash rewards or complimentary goods and services based on the volume of the guests’ gaming activity. Guests can accumulate reward points over time that they may redeem at their discretion under the terms of the programs. The reward credit balance is forfeited if a guest does not earn any reward credits over the subsequent 12-month period. As a result of the ability of the guest to bank the reward points, the Company accrues the expense of reward points, after giving effect to estimated forfeitures, as they are earned. The accruals are based on historical data, estimates and assumptions regarding the mix of rewards that will be redeemed and the costs of providing those rewards. The retail value of the point-based cash rewards or complimentary goods and services is netted against revenue as a promotional allowance. The estimated costs of providing the point-based rewards, cash-back rewards or complimentary goods and services are included in casino operating expenses. At December 31, 2012 and 2011, the outstanding guest reward point liability was $17.4 million and $16.0 million, respectively.
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
Advertising
The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in selling, general and administrative expenses was $29.7 million, $30.3 million and $26.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Earnings per share
The Company calculates earnings per share in accordance with ASC Topic 260. Basic earnings per share are computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the years ended December 31, 2012, 2011 and 2010, all outstanding options with an exercise price lower than the average market price for the period have been included in the calculation of diluted earnings per share.
The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Weighted-average number of shares outstanding-basic earnings per share	32,906	40,242	58,025
Dilutive effect of stock options and restricted stock units	837	894	793
Weighted-average number of shares outstanding-diluted earnings per share	33,743	41,136	58,818
For the years ended December 31, 2012, 2011 and 2010, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 2.7 million, 2.5 million and 3.3 million, respectively.
Dividends
In 2012, the Company paid four quarterly cash dividends of $0.125 per share on its common stock, for an annual total of $0.50 per share. During each of the years ended December 31, 2011 and 2010, the Company’s Board of Directors declared four quarterly cash dividends of $0.105 per share on its common stock, for an annual total of $0.42 per share.
Accounting for stock-based compensation
The Company has various stock incentive plans for directors, officers, employees, consultants and advisers of the Company. The plans permit the grant of non-qualified stock options, incentive (qualified) stock options, restricted stock awards, restricted stock units, performance share units or any combination of the foregoing. In accordance with ASC Topic 718, the Company’s cost relating to stock-based payment transactions is measured by reference to the fair value of the equity instruments at the date at which they are granted. The fair value of each time-vested option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, while the fair value of market performance-based stock options is calculated using the Monte Carlo simulation model. The models require estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the equity grant. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized in selling, general and administrative expenses in the consolidated statements of income over the vesting period during which the employee provides service in exchange for the award. The guidance for stock-based compensation also requires an estimate of the number of awards that will be forfeited and updating that number based on actual forfeitures.
Recently adopted accounting pronouncements
ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment
The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment in July 2012. This update simplifies how entities test for impairment and improves consistency in impairment testing guidance among long-lived asset categories. Under the amendments in this update, an entity is not required to determine the fair value unless the entity concludes that it is more likely than not that its fair value is less than its carrying amount by assessing qualitative factors. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company’s early adoption of this Topic for 2012 did not have a material impact on the Company’s consolidated financial statements.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income
The FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in June 2011. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders’ equity, among other items. The guidance requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation requirement under ASU No. 2011-05 was effective for fiscal years and interim periods beginning after December 15, 2011. Since the update only requires a change in presentation, the Company’s early adoption of this Topic in 2011 did not have a material impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued authoritative guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires that an entity present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2012. The Company does not anticipate that this guidance will have an impact on its consolidated financial statements.
ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment
The FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment in September 2011. This update simplifies how entities test goodwill for impairment. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount by assessing qualitative factors. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The early adoption of this Topic in 2011 did not have a material impact on the Company’s consolidated financial statements.
Note 3 — Missouri Development District receivables
In 1997, the Missouri 210 Highway Transportation Development District (the “210 Highway District”) was formed to finance a highway improvement project near the Kansas City property prior to the Company’s purchase of that property. In December 2000, the Company purchased the Kansas City property and assumed several agreements related to the 210 Highway District, including a guarantee by the Kansas City property to fund any shortfall payments related to the 210 Highway District’s debt service obligations. At December 31, 2011, there were no remaining debt service obligations associated with the 210 Highway District. Under the agreements, the Company is entitled to be reimbursed for advances to cover the shortfall payments and other administrative costs, plus accrued interest, by the 210 Highway District. As of December 31, 2012, the Company has classified the $2.0 million in advances as a long-term receivable included in deposits and other assets in the accompanying consolidated financial statements and anticipates that it will be reimbursed in full from the 210 Highway District’s future available cash flows.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2005, the St. Charles Riverfront Transportation Development District (the “Riverfront TDD”) was formed to finance certain improvements to the access roads near the St. Charles property. The St. Charles Riverfront Community Improvement District (the “Riverfront CID”) was also formed in 2005 to provide incremental funding to the Riverfront TDD. In connection with the establishment of the Riverfront TDD, the Company agreed to pay certain costs associated with the road improvements and related administrative costs. Under the Riverfront TDD agreements, the Company is entitled to be reimbursed for these costs plus accrued interest. As of December 31, 2012, the Company had a combined balance due from the Riverfront TDD and Riverfront CID of approximately $14.7 million. The Company has classified these payments as a long-term receivable included in deposits and other assets in the accompanying consolidated financial statements and anticipates it will be reimbursed in full from the Riverfront TDD’s and CID’s future available cash flows.
Note 4 — Accrued liabilities
Major classes of accrued liabilities consisted of the following as of December 31:

	2012	2011
	(Amounts in thousands)
Compensation and related benefits	$27,691	$30,336
Taxes other than state and federal income taxes	26,746	27,713
Progressive slot machine and related accruals	9,094	9,423
Players’ club rewards	17,368	16,038
Interest	22,134	14,041
Marketing and other accruals	14,040	23,237
	$117,073	$120,788

Note 5 — Federal and state income taxes
The components of the income tax provision are as follows:

	Years Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Current:
Federal	$27,042	$(14,093)	$2,340
State	(8,952)	9,825	7,795
Total current	18,090	(4,268)	10,135
Deferred:
Federal	13,250	23,428	1,640
State	(4,580)	7,388	(849)
Total deferred	8,670	30,816	791
Tax benefit applied to reduce goodwill	1,204	1,204	1,204
Total	$27,964	$27,752	$12,130

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax at the federal statutory rate to the actual effective income tax rate is as follows:

	Years Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal benefit	(10.8)	40.1	19.7
Change in uncertain tax provisions	—	0.4	0.2
Nondeductible expenses for tax purposes	2.6	6.8	6.8
Tax credits	(0.4)	(2.0)	(3.8)
Other	0.4	—	0.5
	26.8%	80.3%	58.4%
For 2012 and 2011, the effective income tax rates were 26.8% and 80.3%, respectively. The decrease in the effective income tax rate for the year ended December 31, 2012 was primarily attributable to a $15.7 million cumulative reduction in the income tax provision as a result of certain income tax elections made in the first quarter of 2012. Excluding the impact of these income tax elections, the effective tax rate for the year ended December 31, 2012 would have been 41.9%. Excluding the impact of the pre-tax loss on early retirement of debt of $85.3 million, the effective tax rate for the year ended December 31, 2011 would have been 48.3%.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes consisted of the following:

	December 31,
	2012	2011
	(Amounts in thousands)
Deferred income tax assets:
Goodwill amortization	$103,952	$116,902
Net operating loss carryforwards	10,571	11,099
Deferred compensation	3,670	7,871
Accrued expenses	4,447	6,424
Stock-based compensation	20,529	16,444
Accrued vacation	1,751	2,109
Other	1,317	226
Total deferred income tax assets	146,237	161,075
Deferred income tax liabilities:
Property and equipment	(152,384)	(157,185)
Prepaid insurance	(1,531)	(1,489)
Other	(760)	(2,170)
Total deferred income tax liabilities	(154,675)	(160,844)
Net deferred income tax (liabilities) assets	$(8,438)	$231
At December 31, 2012, the Company had available $240.8 million of state net operating loss carryforwards that relate to the Company’s Missouri properties and may be applied against future taxable income. The Company also had available $4.7 million of additional Colorado net operating losses that relate to the post-acquisition period for the Ameristar Black Hawk property. In general, the remaining unused state net operating loss carryforwards will expire in 2020 through 2031. No valuation allowance has been provided against deferred income tax assets as the Company believes it is more likely than not that the deferred income tax assets are fully realizable because of the future reversal of existing taxable temporary differences, availability of tax strategies and future projected taxable income.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2012	2011
	(Amounts in thousands)
Balance at beginning of year	$5,017	$4,914
Increases for tax positions of the current year	345	551
Decreases for tax positions of the current year	(694)	—
Increases for tax positions of prior years	149	143
Decreases for tax positions of prior years	(67)	(34)
Lapses of applicable statutes of limitations	(498)	(557)
Balance at end of year	$4,252	$5,017
As of December 31, 2012 and 2011, the total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.8 million and $1.7 million, respectively.
Interest and penalties related to income taxes are classified as income tax expense in the financial statements. As of December 31, 2012, accrued interest and penalties totaled $1.0 million, of which $0.6 million would affect the effective tax rate if recognized. As of December 31, 2011, accrued interest and penalties totaled $0.8 million, of which $0.5 million would affect the effective tax rate if recognized.
The Company files income tax returns in numerous tax jurisdictions. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year. With the normal expiration of statutes of limitations, the Company anticipates that the amount of unrecognized tax benefits will decrease by $0.5 million within the next 12 months. With few exceptions, the Company is no longer subject to federal examinations by taxing authorities for years ended on or before December 31, 2010 or state examinations by taxing authorities for years ended on or before December 31, 2006.
The Company’s federal income tax returns for the years ended December 31, 2006 through December 31, 2009 were under examination by the IRS. In May 2011, the IRS issued a letter challenging the Company’s method of accounting for certain repair and maintenance expenses. The Company disagreed with the IRS determination and submitted a protest and a request for an appeals conference to the IRS. During the third quarter of 2012, the Company reached a settlement through the appeals process of the issues raised in the audit examination. The audit settlement resulted in an assessment of $0.2 million, including interest, for the years 2006 through 2009, which was paid in the third quarter of 2012.
The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome and impact the provision for income taxes.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Long-term debt
Long-term debt consisted of the following:

	December 31, 2012	December 31, 2011
	(Amounts in thousands)
Senior credit facility, secured by first priority security interests in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:
Revolving loan facility, at variable interest (3.0% at December 31, 2011); principal due April 14, 2016	$—	$239,000
Term loan A facility, at variable interest (2.8% at December 31, 2012 and 3.0% at December 31, 2011); principal due April 14, 2016 subject to certain amortization requirements	192,500	200,000
Term loan B facility, at variable interest (4.0% at December 31, 2012 and 2011); principal due April 14, 2018 subject to certain amortization requirements (net of $1,368 and $1,594 discount at December 31, 2012 and 2011, respectively)	684,937	693,156
Senior notes, unsecured, 7.5% fixed interest, payable semi-annually on April 15 and October 15, principal due April 15, 2021 (net of $442 net premium at December 31, 2012 and $6,664 discount at December 31, 2011)	1,040,442	793,336
Senior notes, unsecured, 9.25% fixed interest, payable semi-annually on June 1 and December 1, principal paid in full on December 3, 2012	—	467
Other	100	105
	1,917,979	1,926,064
Less: Current maturities	(37,047)	(23,132)
	$1,880,932	$1,902,932
Maturities of the Company’s borrowings for each of the next five years and thereafter as of December 31, 2012 are as follows (amounts in thousands):

Year	Maturities
2013	$37,047
2014	38,019
2015	107,006
2016	37,007
2017	7,008
Thereafter	1,692,818
1,918,905
Debt discounts and premium, net	(926)
Long-term debt, including current portion	$1,917,979
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

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on the Company’s Total Net Leverage Ratio as defined in the Credit Facility agreement. ACI pays a commitment fee on the unused portion of the revolving loan facility of 0.50% per annum, which is subject to reduction based on the Total Net Leverage Ratio.
The Credit Facility agreement requires certain mandatory principal repayments prior to maturity for both term loans. The A term loan requires the following principal amortization: 3.75% in 2012; 12.5% in 2013; 18.75% in 2014; 50% in 2015; and the remaining 15% in 2016. The B term loan requires mandatory principal reductions of 1% per annum, with the remaining 93.25% due at maturity. The Credit Facility agreement also requires permanent principal repayments of the term loans equal to 25% of Excess Cash Flow (as defined in the Credit Facility agreement) if the Company’s Total Net Leverage Ratio is above 4.75:1 at year-end. Excess Cash Flow repayments are required to be made 120 days after the last day of each fiscal year and are allocated between both term loans on a pro-rata basis and reduce on a dollar-for-dollar basis future scheduled mandatory principal repayments of the term loans. The Company expects the Excess Cash Flow repayment for the year ended December 31, 2012 to be approximately $15.0 million.
At December 31, 2012, the Company’s principal debt outstanding under the Credit Facility consisted of $192.5 million under the A term loan facility and $684.9 million (net of discount) under the B term loan facility. All mandatory principal repayments have been made through December 31, 2012. As of December 31, 2012, the amount of the revolving loan facility available for borrowing was $496.0 million, after giving effect to $4.0 million of outstanding letters of credit.
On April 26, 2012, ACI completed a private placement of $240.0 million principal amount of additional 7.50% Senior Notes due 2021 (the “Additional 2021 Notes” and, collectively with the Original 2021 Notes, the “2021 Notes”). The Additional 2021 Notes were issued under the same indenture dated as of April 14, 2011 pursuant to which ACI previously issued the Original 2021 Notes (the “Indenture”). The Additional 2021 Notes were sold at a price of 103% of the principal amount, resulting in a yield to maturity of 6.88%. The Company received net proceeds from the sale of the Additional 2021 Notes (after initial purchaser discounts and expenses and including the premium and accrued interest) of approximately $244.0 million. The Company used $236.0 million of the proceeds to repay all amounts outstanding under the revolving loan facility of the Credit Facility (which amounts may be reborrowed from time to time) and the remaining proceeds for general corporate purposes. In connection with issuing the Additional 2021 Notes, the Company paid one-time fees and expenses totaling approximately $4.0 million, most of which was capitalized and will be amortized over the term of the 2021 Notes as interest expense.
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

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt covenants
The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and tests. As of December 31, 2012, the Company was required to maintain a Total Net Leverage Ratio, calculated as consolidated debt (net of certain cash and cash equivalents) divided by EBITDA, as defined in the Credit Facility agreement, of no more than 6.50:1, and a Senior Secured Net Leverage Ratio, calculated as senior secured debt (net of certain cash and cash equivalents) divided by EBITDA, of no more than 4.00:1. As of December 31, 2012 and 2011, the Company’s Total Net Leverage Ratio was 5.08:1 and 5.04:1, respectively. The Senior Secured Net Leverage Ratio as of December 31, 2012 and 2011 was 2.19:1 and 2.86:1, respectively. Under the Credit Facility agreement, as of December 31, 2012, the Company was required to maintain an Interest Expense Coverage Ratio, calculated as EBITDA divided by cash interest expense, of at least 2.00:1. As of December 31, 2012 and 2011, the Interest Expense Coverage Ratio was 3.52:1 and 3.29:1, respectively. On April 16, 2012, the Company entered into an amendment to the Credit Facility agreement to increase the maximum permitted Total Net Leverage Ratio for fiscal quarters ending in 2014 from 5.50:1 to 5.75:1 and for the fiscal quarters ending March 31, 2015 and June 30, 2015 from 5.25:1 to 5.50:1. The Company paid arrangement and consent fees totaling approximately $1.0 million in connection with the amendment, which were capitalized and will be amortized over the remaining terms of the Credit Facility as interest expense.
The Credit Facility permits the Company to make annual dividend payments of up to $12.0 million from April 14, 2011 through December 31, 2011 and up to $16.0 million during any fiscal year thereafter, with any unused portion of such amount permitted to be carried over to future years. For the year ended December 31, 2012, the Company paid dividends totaling $16.4 million. For the year ended December 31, 2011, the Company paid dividends totaling $16.4 million, of which $10.3 million was paid after April 14, 2011.
The Credit Facility limits the Company’s capital expenditures to $80.0 million during any fiscal year through the final maturity of the Credit Facility, with any unused portion of such amount permitted to be carried over to future years. In addition, capital expenditures may be made without limitation at any time the Total Net Leverage Ratio is at least 25 basis points lower than the then-maximum permitted Total Net Leverage Ratio. As of December 31, 2012, capital expenditures made during the term of the Credit Facility totaled $201.1 million.
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
As of December 31, 2012 and 2011, the Company was in compliance with all applicable covenants under the credit facilities and the senior notes outstanding at the respective dates.
Refer to “Note 16 - Pending Pinnacle Entertainment, Inc. merger” for further information on certain restrictions imposed by the merger agreement.
Note 7 — Derivative instruments and hedging activities
In 2008, the Company entered into two forward interest rate swaps with two different commercial banks to fix the interest rate on certain LIBOR-based borrowings under its credit facility. Both swaps were designated as cash flow hedges. Pursuant to each of the interest rate swap agreements, the Company was obligated to make quarterly fixed rate payments to the counterparty, while the counterparty was obligated to make quarterly variable rate payments to the Company based on three-month LIBOR on the same notional amount.
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
As of December 31, 2012 and 2011, the fair value of the interest rate swap liability was zero due to the expiration of both interest rate swap agreements on July 19, 2010. For the year ended December 31, 2010, the swaps increased the Company’s interest expense by $16.8 million.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no net tax effect on other comprehensive income for the interest rate swaps for the years ended December 31, 2012 and 2011. The net tax effect on other comprehensive income for the interest rate swaps for the year ended December 31, 2010 was $10.6 million.
The Company may enter into additional swap transactions or other interest rate protection agreements in the future, although it has no current intention to do so.
Note 8 — Fair value measurements
As of December 31, 2012, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
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
Level 3:  Unobservable inputs in which little or no market data is available, therefore requiring an entity to develop its own assumptions.
The following table presents the Company’s financial assets and liabilities that were accounted for at fair value (amounts in thousands):

	Fair Value Measurements Using:
	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2012
Assets:
Deferred compensation plan assets	$—	$—	$—
Liabilities:
Deferred compensation plan liabilities	$—	$—	$—

As of December 31, 2011
Assets:
Deferred compensation plan assets	$—	$15,333	$—
Liabilities:
Deferred compensation plan liabilities	$—	$12,840	$—
In April 2011, ACI’s Board of Directors terminated the deferred compensation plan, effective as of December 31, 2011. A partial distribution of plan assets was made to participants in May 2011 and a final distribution of all liabilities due to participants of $14.0 million was made to participants in May 2012. The rabbi trust-owned life insurance policies were surrendered and the full surrender value of $16.2 million was reimbursed to the Company at that time. As a result of the termination of the deferred compensation plan, and final distribution of plan liabilities and reimbursement of plan assets occurring in 2012, the balances for both the plan assets and plan liabilities were zero at December 31, 2012. For more information, see “Note 10 — Benefit plans.”
Fair value of long-term debt
The estimated fair value of the Company’s long-term debt at December 31, 2012 was approximately $2.024 billion, versus its book value of $1.918 billion. The estimated fair value of the Company’s long-term debt at December 31, 2011 was approximately $1.951 billion, versus its book value of $1.926 billion. The estimated fair value of the outstanding notes and the term loan facility debt was based on Level 2 inputs using quoted market prices on or about December 31, 2012 and December 31, 2011. The estimated fair value of the revolving loan facility debt was based on Level 2 inputs using estimated fair values of comparable debt instruments on or about December 31, 2011.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Leases
Operating leases
The Company maintains operating leases for certain office and other facilities, vehicles, office equipment, signage and land. Rent expense under operating leases totaled $5.2 million, $4.5 million and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum lease payments required under operating leases for each of the five years subsequent to December 31, 2012 and thereafter are as follows (amounts in thousands):

Year	Payments
2013	$4,368
2014	4,526
2015	4,463
2016	2,762
2017	1,456
Thereafter	8,632
$26,207
Note 10 — Benefit plans
401(k) plan
The Company maintains a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements. Plan participants can elect to defer pre-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 50% of eligible participants’ deferrals that do not exceed 4% of their pay (subject to limitations imposed by the Internal Revenue Code). The Company’s matching contributions were $1.8 million, $1.8 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Neither the 401(k) plan nor any other Company benefit plan holds or invests in shares of the Company’s common stock or derivative securities based on the Company’s common stock.
Health benefit plan
The Company maintains a qualified health benefit plan for active, full-time employees, which is self-funded by the Company with respect to claims up to a certain amount. The plan requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $30.4 million, $28.3 million and $32.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, estimated liabilities for unpaid and incurred but not reported claims totaled $3.1 million, compared to $3.4 million at December 31, 2011.
Deferred compensation plan
In 2001, the Company adopted a non-qualified deferred compensation plan for certain highly compensated employees, which was amended and restated effective January 1, 2008. With respect to amounts earned through the year ended December 31, 2011, the Company matched, on a dollar-for-dollar basis, up to the first 5% of participants’ annual salary deferrals and the first 5% of participants’ annual bonus deferrals in each participant’s account. Matching contributions by the Company for the years ended December 31, 2012, 2011 and 2010 were $0.1 million, $1.3 million and $1.2 million, respectively.
Effective December 31, 2011, ACI’s Board of Directors terminated the deferred compensation plan. As of December 31, 2012 and 2011, plan assets were zero and $15.3 million, respectively, and are reflected in prepaid expenses and other current assets in the 2011 presentation. The liabilities due the participants were zero and $12.8 million as of December 31, 2012 and 2011, respectively. In 2011, the liability balance is reflected in accrued liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2012, 2011 and 2010, net deferred compensation expense was $1.2 million, $2.1 million and $1.4 million, respectively.
Note 11 — Stock-based compensation
The Company provides benefits to its employees and directors in the form of stock-based payments, such as grants of stock options and restricted stock units, whereby the employees and directors render service in exchange for shares or rights to shares. The maximum number of shares available for issuance under the currently effective plan is 9.1 million, subject to certain limitations. At December 31, 2012, 2.1 million shares were available for issuance. The Compensation Committee of ACI’s Board of Directors (the “Compensation Committee”) administers the Company’s stock incentive plans and has broad discretion to establish

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the terms of stock awards, including, without limitation, the power to set the term (up to 10 years), vesting schedule and exercise price of stock options.
For the years ended December 31, 2012, 2011 and 2010, total stock-based compensation expense was $18.3 million, $24.3 million and $14.3 million, respectively. As of December 31, 2012, there was approximately $30.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years.
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
The fair value of the performance-based stock option grants was approximately $5.2 million, with a weighted-average value of $4.55 per share. The annual amortization expense related to these options is approximately $1.3 million, to be recognized over four years.
Stock options
Stock options are valued at the date of award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. The outstanding time-vested stock options generally vest over four years and have 10-year contractual terms.
Summary information for all stock option activity under the Company’s plans is as follows:

	Years Ended December 31,
	2012		2011		2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(Amounts in thousands)		(Amounts in thousands)		(Amounts in thousands)
Outstanding at beginning of year	5,892	$20.55	4,850	$20.46	5,090	$20.40
Granted	1,817	16.95	1,761	19.12	664	15.70
Exercised	(367)	13.00	(523)	13.88	(265)	8.43
Forfeited or expired	(384)	21.83	(196)	23.33	(639)	20.32
Outstanding at end of year	6,958	$19.94	5,892	$20.55	4,850	$20.46
Options exercisable at end of year	3,268	$22.48	3,328	$22.34	3,286	$21.59
The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $2.5 million, $3.7 million and $2.5 million, respectively. The aggregate intrinsic value of options outstanding was $49.3 million, $5.5 million and $4.4 million at December 31, 2012, 2011 and 2010, respectively. The aggregate intrinsic value of options exercisable at December 31, 2012, 2011 and 2010 was $17.4 million, $4.1 million and $3.4 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on the applicable date. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of in-the-money options.
At December 31, 2012, the weighted-average remaining contractual life for stock options outstanding and stock options exercisable was 6.8 years and 4.3 years, respectively.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2012, 2011 and 2010, the amount of cash received by the Company from the exercise of stock options was $4.7 million, $7.3 million and $2.2 million, respectively.
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

	Years Ended December 31,
	2012	2011	2010
Weighted-average fair value per share of options granted during the year	$5.28	$5.57	$5.73
Weighted-average assumptions:
Expected stock price volatility	46.2%	51.6%	51.5%
Risk-free interest rate	0.6%	1.4%	1.5%
Expected option life (years)	4.8	6.2	4.6
Expected annual dividend yield	2.8%	2.2%	2.4%
The following table summarizes the Company’s unvested stock option activity for the year ended December 31, 2012:

	Shares	Weighted- Average Exercise Price (per Share)
	(Amounts in thousands)
Unvested at January 1, 2012	2,565	$18.23
Granted	1,817	16.95
Vested	(536)	17.66
Forfeited	(156)	18.07
Unvested at December 31, 2012	3,690	$17.69
Restricted stock units
For each of the three years ended December 31, 2012, 2011 and 2010, the Company granted restricted stock units in addition to stock options. The value of the restricted stock units at the date of grant is amortized through expense over the requisite service period using the straight-line method. The requisite service period for the restricted stock units that were granted is generally four years. The Company uses historical data to estimate employee forfeitures, which are compared to actual forfeitures on a quarterly basis and adjusted if necessary.
The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2012:

	Units	Weighted- Average Grant Date Fair Value (per Unit)
	(Amounts in thousands)
Unvested at January 1, 2012	1,678	$18.60
Granted	491	17.09
Vested	(647)	17.43
Forfeited	(76)	18.62
Unvested at December 31, 2012	1,446	$18.61

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On September 15, 2011, ACI’s Board of Directors approved the repurchase of up to $75 million of ACI’s common stock in a stock repurchase program. The program provides that the shares may be repurchased by the Company through September 30, 2014 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. The Company expects to fund repurchases using available cash and borrowings under its Credit Facility. The Company is not obligated to purchase any shares under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or terminated, at any time. During the year ended December 31, 2012, the Company repurchased 0.7 million shares under the stock repurchase program for $11.5 million at an average price of $16.87 per share, exclusive of commissions paid. During the year ended December 31, 2011, the Company repurchased 0.3 million shares under the stock repurchase program for $5.2 million at an average price of $16.23 per share, exclusive of commissions paid. During the year ended December 31, 2010, the Company did not repurchase any shares of common stock in open market transactions.
The Company additionally received treasury shares in satisfaction of employees’ income tax withholding liability with respect to the settlement of certain restricted stock units. As of December 31, 2012, the aggregate cost of treasury shares received for these tax withholding obligations totaled $9.8 million.
As of December 31, 2012, a total of 28.5 million treasury shares had been acquired at an aggregate cost of $501.8 million, an average of $17.63 per share.
Refer to “Note 16 - Pending Pinnacle Entertainment, Inc. merger” for further information on certain restrictions imposed by the merger agreement.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Goodwill and other intangible assets
The following tables summarize the activity relating to goodwill and other intangible assets:

	Weighted-Average Useful Lives	Original Gross Carrying Amount	Amortization/ Purchase Price Adjustments	Impairments	Net Carrying Amount at December 31, 2012
	(Amounts in thousands)
Goodwill:
Missouri properties acquisition	Indefinite	$86,435	$(16,671)	$—	$69,764
Other	Indefinite	5	—	—	5
Total Goodwill		86,440	(16,671)	—	69,769
Other Intangible Assets:
Ameristar East Chicago gaming license	Indefinite	231,400	—	(218,800)	12,600
Ameristar Lake Charles gaming license	Indefinite	29,800	—	—	29,800
Total Other Intangible Assets		261,200	—	(218,800)	42,400
Total Goodwill and Other Intangible Assets		$347,640	$(16,671)	$(218,800)	$112,169

	Weighted-Average Useful Lives	Original Gross Carrying Amount	Amortization/ Purchase Price Adjustments	Impairments	Net Carrying Amount at December 31, 2011
	(Amounts in thousands)
Goodwill:
Missouri properties acquisition	Indefinite	86,435	(15,467)	—	70,968
Other	Indefinite	5	—	—	5
Total Goodwill		86,440	(15,467)	—	70,973
Other Intangible Assets:
Ameristar East Chicago gaming license	Indefinite	231,400	—	(218,800)	12,600
Total Other Intangible Assets		231,400	—	(218,800)	12,600
Total Goodwill and Other Intangible Assets		$317,840	$(15,467)	$(218,800)	$83,573
At December 31, 2012, the Company had approximately $69.8 million in goodwill related to the acquisition of the Missouri properties in December 2000 and $42.4 million in other intangible assets resulting from the acquisition of Ameristar East Chicago in September 2007 and the acquisition of Ameristar Lake Charles in July 2012. The Company performs an annual assessment of the goodwill and other indefinite-lived intangible assets to determine if the carrying values exceed the fair values. Additionally, the guidance requires an immediate impairment assessment if a change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The goodwill related to the Company’s Missouri properties was assessed during the fourth quarter of 2012 using a qualitative analysis outlined in ASU No. 2011-08 to determine whether the existence of events or circumstances would lead to the conclusion that it is more likely than not that the fair values are less than the carrying amounts. Events and circumstances considered in this review included macroeconomic conditions, new competition, temporary road construction near the properties, financial performance of the reporting units and other financial and non-financial events. Based on these factors, the Company concluded the fair value of the Missouri properties was not more likely than not less than the carrying amounts. Accordingly, the Company was not required to perform the two-step goodwill impairment analysis.
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

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also performed an annual impairment review of Ameristar East Chicago’s indefinite-lived gaming license in the fourth quarters of both 2012 and 2011. These reviews did not result in any impairment charges related to the gaming license.
In addition to its annual fourth quarter review, the Company performed an impairment review of Ameristar East Chicago’s goodwill and intangible assets in the second quarter of 2010. The permanent closure of a highway bridge near the East Chicago property during the fourth quarter of 2009 significantly adversely impacted forecasted financial results for the property. Closure of the bridge has made access to the property inconvenient for many of Ameristar East Chicago’s guests and has significantly impacted the property’s business levels and operating results. This Ameristar East Chicago impairment assessment resulted in a total of $56.0 million of non-cash impairment charges, with $21.4 million relating to the goodwill and $34.6 million relating to the gaming license. The impairment charge completely eliminated the carrying value of the goodwill. The carrying value of the East Chicago gaming license was reduced to $12.6 million.
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
For the year ended December 31, 2012, goodwill relating to the Missouri properties acquisition decreased $1.2 million. Goodwill will continue to be reduced through 2016 by annual tax benefits of $1.2 million resulting from differences in the values assigned to certain purchased assets for financial reporting and tax purposes.
The Company utilized Level 3 inputs as described in “Note 8 - Fair value measurements” to determine fair value relating to goodwill and intangible assets.
Note 14 — Commitments and contingencies
Litigation. On December 24, 2012, December 28, 2012, January 10, 2013, January 15, 2013 and January 29, 2013, putative class action complaints captioned Joseph Grob v. Ameristar Casinos, Inc., et al., Case No. A-12-674101-B; Dennis Palkon v. Ameristar Casinos, Inc., et al., Case No. A-12-674288-B; West Palm Beach Firefighters’ Pension Fund v. Ameristar Casinos, Inc., et al., Case No. A-13-674760-C; Frank J. Serano v. Ameristar Casinos, Inc., et al., Case No. A-13-6750230-C; and Helene Hutt v. Ameristar Casinos, Inc., et al., Case No. A-13-675831-C, respectively, were filed in the District Court, Clark County, Nevada on behalf of an alleged class of ACI’s stockholders. The complaints name as defendants ACI, all members of ACI’s Board of Directors, Pinnacle, HoldCo and Merger Sub. Each of the complaints alleges that the members of ACI’s Board of Directors breached their fiduciary duties to ACI’s stockholders in connection with the Merger and that ACI, Pinnacle, HoldCo and Merger Sub aided and abetted the directors’ alleged breaches of fiduciary duties. Plaintiffs claim that the Merger is proposed at an unfair price and involves an inadequate and unfair sales process, self-dealing and unreasonable deal-protection devices. The complaints seek injunctive relief, including to enjoin or rescind the Merger, and an award of unspecified attorneys’ and other fees and costs, in addition to other relief. The five lawsuits have been consolidated in a single action in the District Court, Clark County, Nevada under the caption In re Ameristar Casinos, Inc. Shareholder Litigation, Case No. A-12-674101-B. On February 19, 2013, plaintiffs filed a consolidated amended complaint against all defendants. The amended complaint includes additional allegations that the preliminary proxy statement filed by the Company is false and misleading insofar as it omits and/or misrepresents certain material information. Defendants’ response to the consolidated amended complaint is due by April 5, 2013. The Company believes that the claims asserted in the action have no merit, and the Company and all of the members of the Board of Directors intend to defend vigorously against them.
From time to time, the Company is a party to other litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At December 31, 2012 and 2011, the estimated liabilities for unpaid and incurred but not reported claims totaled $8.6 million and $9.4 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Creative Casinos of Louisiana acquisition
On March 14, 2012, the Company entered into a definitive agreement to acquire all of the equity interests of Creative. Creative, which the Company has renamed Ameristar Casino Lake Charles, LLC, is the developer of a luxury casino resort in Lake Charles, Louisiana. This acquisition included the last remaining riverboat gaming license available in Louisiana under current law. Pursuant to the purchase agreement, the purchase price paid was $32.5 million, inclusive of $5.0 million deposited into an escrow account at closing to secure the seller’s indemnification obligations under the purchase agreement for a period of 18 months.
The acquisition closed on July 16, 2012 and construction commenced on July 20, 2012. The license conditions as revised by the LGCB require the Company to invest at least $500 million in the project. The cost of the project, inclusive of the purchase price, is expected to be between $560 million and $580 million, excluding capitalized interest and pre-opening expenses. The Company is required by the LGCB license conditions to maintain a $25.0 million deposit in a restricted bank account for the benefit of the LGCB, which will become unrestricted and available for the Company to use at its discretion upon the timely completion of the project within two years of construction commencement. The Company plans to fund the project through a combination of cash from operations and borrowings under the revolving loan facility described in “Note 6 — Long-term debt.” The Company expects to open the resort in the third quarter of 2014.
Following the Company’s acquisition of Creative, on July 18, 2012 the Company entered into a ground lease agreement with the Lake Charles Harbor & Terminal District (the “District”). Cash rent payments under the ground lease are $0.7 million per year until the opening of Ameristar Lake Charles. Upon opening, the annual cash base rent payments will increase to $1.3 million per year for each of the first five years. The base rent will then be subject to an annual increase, not to exceed 5%, based on changes in a regional consumer price index as defined in the ground lease agreement. In addition to the base rent, upon commencing gaming activity, the Company will pay monthly additional rent based on a percentage of the property’s net gaming proceeds as defined in the ground lease agreement. Annual rent expense reflected in the consolidated statements of income is $1.3 million, with the difference between cash rent payments and rent expense recorded as a deferred rent liability.
Pursuant to the ground lease agreement, the Company was required to deposit $5.0 million in a separate bank account to cover the monthly rent payments prior to the commencement of gaming activity. Any remaining balance in the ground lease rent deposit account at the time gaming activity commences will be considered unrestricted and available for the Company to use at its discretion. At December 31, 2012, the ground lease deposit bank account had a balance of $4.7 million, of which $0.7 million is expected to be utilized for monthly rent payments over the next 12 months. In the accompanying consolidated balance sheets, the current portion of the deposit account is included in restricted cash. The remaining long-term portion of the ground lease rent deposit, as well as the $25.0 million deposit required to be held until construction completion, are included in deposits and other assets in the accompanying consolidated balance sheets.
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
Note 16 — Pending Pinnacle Entertainment, Inc. merger
On December 20, 2012, the Company entered into an agreement and plan of merger with Pinnacle Entertainment, Inc. (“Pinnacle”) pursuant to which Pinnacle will acquire all of the outstanding common shares of the Company for $26.50 per share in cash. The merger is subject to customary closing conditions, required regulatory approvals and approval by the Company’s stockholders. The transaction is expected to close in the second or third quarter of 2013. In connection with the pending merger, the Company incurred expenses totaling approximately $6.7 million during the year ended December 31, 2012, which are reflected in selling, general and administrative expenses in the accompanying consolidated statements of income.
The Company and Pinnacle filed the required premerger notification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) on January 11, 2013. On February 11, 2013, the Company and Pinnacle received a request for additional information and documentary materials from the Federal Trade Commission (the “FTC”) under the notification requirements of the HSR Act, which has the effect of extending the waiting period imposed by the HSR Act until 30 days after each company has substantially complied with the request, unless that period is extended voluntarily by the companies or terminated sooner by the FTC. Pinnacle has filed applications for regulatory approvals as required under applicable gaming laws. On February 1, 2013, the Company filed a preliminary proxy statement with the Securities and Exchange Commission relating to a special meeting of the Company’s stockholders to consider and approve the merger agreement. No assurance can be given that the merger will be completed.

AMERISTAR CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The merger agreement with Pinnacle restricts, among other things, the amount of dividends the Company may pay, the amount of capital expenditures the Company may commit to and the amount of additional debt the Company may incur prior to the closing of the merger. The merger agreement also generally prohibits the Company from repurchasing additional shares of its stock without the consent of Pinnacle.
Note 17 — Selected quarterly financial results (unaudited)
The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2012 and 2011.

	For the Fiscal Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Total
	(Amounts in thousands, except per share data)
Net revenues (1)	$312,134	$296,254	$298,008	$288,827	$1,195,221
Income from operations	69,258	59,023	57,388	32,491	218,160
Income before income tax provision(1)	43,340	30,102	27,743	3,113	104,299
Net income (1)	41,366	17,622	16,131	1,215	76,335
Basic earnings per share(2)	$1.26	$0.53	$0.49	$0.04	$2.32
Diluted earnings per share(2)	$1.21	$0.51	$0.48	$0.04	$2.26

	For the Fiscal Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Total
	(Amounts in thousands, except per share data)
Net revenues	$308,743	$305,094	$304,507	$296,162	$1,214,506
Income from operations	62,613	59,371	61,137	44,128	227,249
Income (loss) before income tax provision (benefit)(1)	38,014	(53,238)	32,214	17,558	34,546
Net income (loss)(1)	21,846	(41,313)	18,884	7,379	6,794
Basic earnings (loss) per share(2)	$0.37	$(1.10)	$0.58	$0.23	$0.17
Diluted earnings (loss) per share(2)(3)	$0.37	$(1.10)	$0.56	$0.22	$0.17
_______________________________________

(1)	The sum of the amounts for the four quarters does not equal the total for the year due to rounding.

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