Form 10-Q
period 2013-03-31
AMERISTAR CASINOS INC
filed 2013-05-09
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2013, 33,047,916 shares of common stock of the registrant were outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q
INDEX

Page No(s).
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

A. Consolidated Balance Sheets at March 31, 2013 and December 31, 2012	3

B. Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012	4

C. Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012	5

D. Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012	6

E. Notes to Consolidated Financial Statements	7 — 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 — 24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 6. Exhibits	26

SIGNATURES	27

EX-4.1
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	March 31, 2013	December 31,
	(Unaudited)	2012
ASSETS
Current Assets:
Cash and cash equivalents	$124,774	$89,392
Restricted cash	6,581	6,581
Accounts receivable, net	5,439	4,821
Income tax refunds receivable	—	6,213
Inventories	5,738	5,894
Prepaid expenses and other current assets	14,715	12,927
Deferred income taxes	10,348	10,348
Total current assets	167,595	136,176
Property and Equipment, net:
Buildings and improvements	1,948,399	1,946,051
Furniture, fixtures and equipment	608,679	603,571
	2,557,078	2,549,622
Less: accumulated depreciation and amortization	(998,657)	(976,629)
	1,558,421	1,572,993
Land	91,715	91,715
Construction in progress	112,971	76,815
Total property and equipment, net	1,763,107	1,741,523
Goodwill	69,468	69,769
Other intangible assets	42,400	42,400
Deposits and other assets	83,019	84,406
TOTAL ASSETS	$2,125,589	$2,074,274
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$17,688	$23,349
Construction contracts payable	27,461	16,130
Income taxes payable	3,969	—
Accrued liabilities	137,211	117,073
Current maturities of long-term debt	41,463	37,047
Total current liabilities	227,792	193,599
Long-term debt, net of current maturities	1,873,684	1,880,932
Deferred income taxes	23,836	18,786
Other long-term liabilities	2,852	3,216
Commitments and contingencies (Note 11)
Stockholders’ Deficit:
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — none	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 61,509,006 and 61,366,859 shares; Outstanding — 33,039,079 and 32,897,642 shares	615	614
Additional paid-in capital	339,192	333,338
Treasury stock, at cost (28,469,927 and 28,469,217 shares)	(501,833)	(501,815)
Retained earnings	159,451	145,604
Total stockholders’ deficit	(2,575)	(22,259)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,125,589	$2,074,274
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Casino	$303,978	$319,707
Food and beverage	34,536	34,691
Rooms	18,774	19,273
Other	6,806	6,906
	364,094	380,577
Less: promotional allowances	(69,014)	(68,443)
Net revenues	295,080	312,134
Operating Expenses:
Casino	132,225	137,102
Food and beverage	13,702	14,131
Rooms	1,743	2,045
Other	2,246	2,351
Selling, general and administrative	61,953	61,048
Depreciation and amortization	25,147	26,521
Impairment of fixed assets	23	—
Net gain on disposition of assets	(9)	(322)
Total operating expenses	237,030	242,876
Income from operations	58,050	69,258
Other Income (Expense):
Interest income	3	20
Interest expense, net of capitalized interest	(28,634)	(26,885)
Other	—	947
Income Before Income Tax Provision	29,419	43,340
Income tax provision	11,441	1,974
Net Income	$17,978	$41,366
Earnings Per Share:
Basic	$0.55	$1.26
Diluted	$0.51	$1.21
Cash Dividends Declared Per Share	$0.125	$0.125
Weighted-Average Shares Outstanding:
Basic	32,970	32,858
Diluted	35,027	34,225
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$17,978	$41,366
Other comprehensive income	—	—
Total Comprehensive Income	$17,978	$41,366

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$17,978	$41,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,147	26,521
Amortization of debt issuance costs, discounts and premiums	1,333	1,349
Stock-based compensation expense	3,752	5,360
Impairment of fixed assets	23	—
Net gain on disposition of assets	(9)	(322)
Net change in deferred income taxes	4,987	1,157
Net change in deferred compensation liability	—	204
Changes in operating assets and liabilities:
Accounts receivable, net	(618)	116
Income tax refunds receivable	6,213	1,332
Inventories	156	304
Prepaid expenses	(1,788)	(3,968)
Accounts payable	(5,661)	(15,873)
Income taxes payable	3,969	—
Accrued liabilities	20,138	14,425
Net cash provided by operating activities	75,620	71,971
Cash Flows from Investing Activities:
Capital expenditures	(46,788)	(30,982)
Increase (decrease) in construction contracts payable	11,331	(2,148)
Proceeds from sale of assets	43	324
Decrease in restricted cash	164	—
Increase in deposits and other non-current assets	(117)	(414)
Net cash used in investing activities	(35,367)	(33,220)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	8,000	18,000
Principal payments of debt	(10,805)	(47,751)
Debt issuance and amendment costs	(20)	(4)
Cash dividends paid	(4,131)	(4,111)
Proceeds from stock option exercises	2,103	2,346
Purchases of treasury stock	(18)	(221)
Net cash used in financing activities	(4,871)	(31,741)
Net Increase in Cash and Cash Equivalents	35,382	7,010
Cash and Cash Equivalents — Beginning of Period	89,392	85,719
Cash and Cash Equivalents — End of Period	$124,774	$92,729
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$13,079	$10,801
Cash received for federal and state income taxes	$(3,689)	$(587)
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
On July 16, 2012, the Company completed the purchase of all of the equity interests of Creative Casinos of Louisiana, L.L.C. (now known as Ameristar Casino Lake Charles, LLC) (“Creative”), the license holder for a planned casino resort in Lake Charles, Louisiana. On July 20, 2012, the Company commenced construction of Ameristar Casino Resort Spa Lake Charles. The Company expects to complete construction of Ameristar Casino Resort Spa Lake Charles in the third quarter of 2014. This property will serve southwestern Louisiana and southeastern Texas, including the Houston metropolitan area.
On December 20, 2012, the Company entered into an agreement and plan of merger (as subsequently amended, the “Merger Agreement”) with Pinnacle Entertainment, Inc. (“Pinnacle”) pursuant to which Pinnacle will acquire all of the outstanding common shares of the Company for $26.50 per share in cash (the “Merger”). For further discussion, see “Note 13 - Pending Pinnacle Entertainment, Inc. merger.”
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
Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. There is no assurance, however, that actual results will conform to estimates. To provide an understanding of the methodology the Company applies, significant accounting policies and bases of presentation are discussed where appropriate in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. In addition, critical accounting policies and estimates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012.
The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
As required, the Company has evaluated certain events and transactions occurring after March 31, 2013 and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in its accompanying consolidated financial statements and notes thereto for the period ended March 31, 2013.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 — Accounting pronouncements
Recently adopted accounting pronouncements
ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, in February 2013. This topic adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires that an entity present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2012. The adoption of this Topic did not have a material impact on the Company’s consolidated financial statements.
Note 3 — Stockholders’ deficit
Changes in stockholders’ deficit for the three months ended March 31, 2013 were as follows:

(Amounts in Thousands)
Balance at December 31, 2012	$(22,259)
Net income	17,978
Dividends	(4,131)
Stock-based compensation	3,752
Proceeds from exercise of stock options	2,103
Purchases of treasury stock	(18)
Balance at March 31, 2013	$(2,575)
Note 4 — Earnings per share
The Company calculates earnings per share in accordance with Accounting Standards Codification (“ASC”) Topic 260. Basic earnings per share are computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the three months ended March 31, 2013 and 2012, all outstanding options with an exercise price lower than the average market price for the period have been included in the calculation of diluted earnings per share.
The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Three Months Ended
	March 31,
	2013	2012
	(Amounts in Thousands)
Weighted-average number of shares outstanding - basic earnings per share	32,970	32,858
Dilutive effect of stock options and restricted stock units	2,057	1,367
Weighted-average number of shares outstanding - diluted earnings per share	35,027	34,225
For the three months ended March 31, 2013 and 2012, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 1.1 million and 2.7 million, respectively.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 — Goodwill and other intangible assets
As required under ASC Topic 350, the Company performs an annual assessment of its goodwill and other intangible assets to determine if the carrying value exceeds the fair value. Additionally, the guidance requires an immediate impairment assessment if a change in circumstances can materially negatively affect the fair value of the intangible assets. For the three months ended March 31, 2013 and 2012, there were no impairment charges relating to goodwill and indefinite-lived intangible assets. The Company will perform its annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of 2013.
The Company utilizes Level 3 inputs as described in “Note 7 — Fair value measurements” to determine fair value relating to goodwill and intangible assets for the assessments described above.
Note 6 — Long-term debt
Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)
Senior credit facility, secured by first priority security interests in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:
Revolving loan facility, at variable interest; principal due April 14, 2016	$—	$—
Term loan A facility, at variable interest (2.7% at March 31, 2013 and 2.8% at December 31, 2012); principal due April 14, 2016 subject to certain amortization requirements	190,000	192,500
Term loan B facility, at variable interest (4.0% at March 31, 2013 and December 31, 2012); principal due April 14, 2018 subject to certain amortization requirements (net of $1,310 and $1,368 discount at March 31, 2013 and December 31, 2012, respectively)	684,690	684,937
Senior notes, unsecured, 7.5% fixed interest, payable semi-annually on April 15 and October 15, principal due April 15, 2021 (net of $357 and $442 net premium at March 31, 2013 and December 31, 2012, respectively)	1,040,357	1,040,442
Other	100	100
	1,915,147	1,917,979
Less: Current maturities	(41,463)	(37,047)
	$1,873,684	$1,880,932
On April 14, 2011, ACI obtained $2.2 billion of new debt financing (the “Debt Refinancing”), consisting of a $1.4 billion senior secured credit facility (the “Credit Facility”) and $800.0 million principal amount of unsecured 7.50% Senior Notes due 2021 (the “Original 2021 Notes”). The Credit Facility consists of (i) a $200 million A term loan that was fully borrowed at closing and matures in April 2016, (ii) a $700 million B term loan that was fully borrowed at closing and matures in April 2018 and (iii) a $500 million revolving loan facility that matures in April 2016. The Original 2021 Notes were sold at a price of 99.125% of the principal amount, and the $700.0 million B term loan was sold at a price of 99.75% of the principal amount. Upon the satisfaction of certain conditions, ACI has the option to increase the total amount available under the Credit Facility by up to the greater of an additional $200 million or an amount determined by reference to the Total Net Leverage Ratio (as defined in the Credit Facility agreement).
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
The Credit Facility agreement requires certain mandatory principal repayments prior to maturity for both term loans. The A term loan requires the following principal amortization: 3.75% in 2012; 12.5% in 2013; 18.75% in 2014; 50% in 2015; and the remaining 15% in 2016. The B term loan requires mandatory principal reductions of 1% per annum, with the remaining 93.25% due at maturity. The Credit Facility agreement also requires permanent principal repayments of the term loans equal to 25% of Excess Cash Flow (as defined in the Credit Facility agreement) if the Company’s Total Net Leverage Ratio is above 4.75:1 at year-end. Excess Cash Flow repayments are required to be made within 120 days after the last day of each fiscal year, are allocated between both term loans on a pro-rata basis and reduce on a dollar-for-dollar basis future scheduled mandatory principal repayments

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of the term loans. The Company’s Excess Cash Flow repayment for the year ended December 31, 2012 was $14.6 million and was paid in April 2013.
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
At March 31, 2013, the principal debt outstanding under the Credit Facility consisted of $190.0 million under the A term loan facility and $684.7 million (net of discount) under the B term loan facility. All mandatory principal repayments have been made through March 31, 2013. As of March 31, 2013, the amount of the revolving loan facility available for borrowing was $498.6 million, after giving effect to $1.4 million of outstanding letters of credit. In May 2013, the Company borrowed an additional $35.0 million under the revolving loan facility.
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
The terms of the 2021 Notes are governed by the Indenture. The 2021 Notes bear interest at a fixed rate of 7.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The initial interest payment on the Additional 2021 Notes was made on October 15, 2012. The 2021 Notes mature on April 15, 2021. The 2021 Notes and the guarantees of the 2021 Notes are senior unsecured obligations of ACI and the Guarantors, respectively, and rank, in right of payment, equally with or senior to all existing or future unsecured indebtedness of ACI and each Guarantor, respectively, but are effectively subordinated in right of payment to the Credit Facility indebtedness and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.
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
Debt covenants
The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and satisfy certain tests. As of March 31, 2013, the Company was required to maintain a Total Net Leverage Ratio, calculated as consolidated debt (net of certain cash and cash equivalents) divided by EBITDA, as defined in the Credit Facility agreement, of no more than 6.00:1, and a Senior Secured Net Leverage Ratio, calculated as senior secured debt (net of certain cash and cash equivalents) divided by EBITDA, of no more than 3.50:1. As of March 31, 2013 and December 31, 2012, the Company’s Total Net Leverage Ratio was 5.21:1 and 5.08:1, respectively. The Senior Secured Net Leverage Ratio as of March 31, 2013 and December 31, 2012 was 2.23:1 and 2.19:1, respectively. Under the Credit Facility agreement, as of March 31, 2013, the Company was required to maintain an Interest Expense Coverage Ratio, calculated as EBITDA divided by cash interest expense, of at least 2.00:1. As of March 31, 2013 and December 31, 2012, the Interest Expense Coverage Ratio was 3.30:1 and 3.52:1, respectively. On April 16, 2012, the Company entered into an amendment to the Credit Facility agreement to increase the maximum permitted Total Net Leverage Ratio for fiscal quarters ending in 2014 from 5.50:1 to 5.75:1 and for the fiscal quarters ending March 31, 2015 and June 30, 2015 from 5.25:1 to 5.50:1. The Company paid arrangement and consent fees totaling approximately $1.0 million in connection with the amendment, which were capitalized and will be amortized over the remaining terms of the Credit Facility as interest expense.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Indenture contains covenants that limit ACI’s and its Restricted Subsidiaries’ (as defined in the Indenture) ability to, among other things, (i) pay dividends or make distributions, repurchase equity securities, prepay subordinated debt or make certain investments, (ii) incur additional debt or issue certain disqualified stock or preferred stock, (iii) create liens on assets, (iv) merge or consolidate with another company or sell all or substantially all assets and (v) enter into transactions with affiliates. In addition, pursuant to the Indenture, if ACI experiences certain changes of control, each holder of the 2021 Notes can require ACI to repurchase all or a portion of such holder’s outstanding 2021 Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The repurchase obligation has been waived with respect to the Pinnacle Merger.
As of March 31, 2013 and December 31, 2012, the Company was in compliance with all applicable covenants under the Credit Facility agreement and the Indenture.
Refer to “Note 13 - Pending Pinnacle Entertainment, Inc. merger” for further information on certain restrictions imposed by the Merger Agreement.
Note 7 — Fair value measurements
As of March 31, 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
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
In April 2011, ACI’s Board of Directors terminated the deferred compensation plan, effective as of December 31, 2011. A partial distribution of plan assets was made to participants in May 2011 and a final distribution of all liabilities due to participants of $14.0 million was paid out to participants in May 2012. In connection with the termination of the deferred compensation plan, certain rabbi trust-owned life insurance policies were surrendered and their full surrender value of $16.2 million was reimbursed to the Company at that time. As a result of the termination of the deferred compensation plan, and final distribution of plan liabilities and reimbursement of plan assets occurring in 2012, the balances for both the plan assets and plan liabilities were zero at March 31, 2013 and December 31, 2012.
Fair value of long-term debt
The estimated fair value of the Company’s long-term debt at March 31, 2013 was approximately $2.020 billion, versus its book value of $1.915 billion. The estimated fair value of the Company’s long-term debt at December 31, 2012 was approximately $2.024 billion, versus its book value of $1.918 billion. The estimated fair value of the outstanding 2021 Notes and the term loan facility debt was based on Level 2 inputs using quoted market prices on or about March 31, 2013 and December 31, 2012.
Note 8 — Stock-based compensation
The Company accounts for its stock-based compensation in accordance with ASC Topic 718. Stock-based compensation expense totaled $3.8 million and $5.4 million for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, no associated future income tax benefit was recognized. As of March 31, 2013, there was approximately $26.4 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.
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

	Three Months Ended
	March 31,
	2013	2012
Weighted-average fair value per share of options granted during the period	$6.67	$6.36
Weighted-average assumptions:
Expected stock price volatility	34.2%	48.0%
Risk-free interest rate	0.8%	1.0%
Expected option life (years)	5.0	4.8
Expected annual dividend yield	1.9%	2.5%
Stock option activity during the three months ended March 31, 2013 was as follows:

	Options (In Thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2012	6,958	$19.94
Granted	12	26.26
Exercised	(133)	15.05
Forfeited or expired	(18)	17.65
Outstanding at March 31, 2013	6,819	$20.05	6.6	$47,195
Exercisable at March 31, 2013	3,137	$22.79	4.1	$15,729
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on March 31, 2013. The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $1.5 million and $1.1 million, respectively. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.
The following table summarizes the Company’s unvested stock option activity for the three months ended March 31, 2013:

	Shares	Weighted- Average Exercise Price (per Share)
	(Amounts in thousands)
Unvested at December 31, 2012	3,690	$17.69
Granted	12	26.26
Vested	(6)	17.95
Forfeited	(18)	17.65
Unvested at March 31, 2013	3,678	$17.72

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the Company’s unvested restricted stock unit activity for the three months ended March 31, 2013:

	Units	Weighted- Average Grant Date Fair Value (per Unit)
	(Amounts in thousands)
Unvested at December 31, 2012	1,446	$18.61
Granted	4	26.26
Vested	(7)	18.02
Forfeited	(9)	18.50
Unvested at March 31, 2013	1,434	$18.64
Note 9 — Stock repurchases
On September 15, 2011, ACI’s Board of Directors approved the repurchase of up to $75 million of ACI’s common stock in a stock repurchase program. The program provides that the shares may be repurchased by the Company through September 30, 2014 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. The Company expects to fund repurchases using available cash and borrowings under its Credit Facility. The Company is not obligated to purchase any shares under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or terminated, at any time. During the year ended December 31, 2012, the Company repurchased 0.7 million shares under the stock repurchase program for $11.5 million at an average price of $16.87 per share, exclusive of commissions paid. During the three months ended March 31, 2013 and 2012, the Company did not repurchase any shares of common stock in open market transactions.
The Company additionally received treasury shares in satisfaction of employees’ income tax withholding liability with respect to the settlement of certain restricted stock units.
As of March 31, 2013, a total of 28.5 million treasury shares had been acquired at an aggregate cost of $501.8 million, an average of $17.63 per share.
Refer to “Note 13 - Pending Pinnacle Entertainment, Inc. merger” for further information on certain restrictions imposed by the Merger Agreement.
Note 10 — Federal and state income taxes
At March 31, 2013 and December 31, 2012, unrecognized tax benefits totaled $3.9 million and $4.3 million, respectively. The total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.2 million at March 31, 2013 and $1.8 million at December 31, 2012. As of March 31, 2013, accrued interest and penalties totaled $1.0 million, of which $0.7 million would affect the effective tax rate if recognized.
The effective income tax rate was 38.9% for the three months ended March 31, 2013, compared to 4.6% for the same period in 2012. The effective income tax rate for the three months ended March 31, 2012 was impacted by a $15.7 million cumulative reduction in the income tax provision as a result of certain income tax elections made in the first quarter of 2012. Excluding the impact of these income tax elections, the effective tax rate for the three months ended March 31, 2012 would have been 43.5%.
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
Note 11 — Commitments and contingencies
Litigation. Reference is made to the stockholder litigation relating to the Merger reported in Item 3 of Part I of the Company’s Annual Report on Form 10-K for year ended December 31, 2012. On April 5, 2013, the Company and the other defendants answered plaintiffs’ consolidated amended complaint, denying all material allegations of the complaint. On April 8, 2013, plaintiffs filed a motion for preliminary injunction, seeking to enjoin the Company’s stockholder vote to approve the Merger Agreement until the Company discloses additional information allegedly material to the stockholder vote. Following a hearing on April 16, 2013, the court denied plaintiffs’ motion, and the Merger Agreement was approved by stockholders on April 25, 2013. The Company continues

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

to believe that the claims asserted in the action have no merit, and the Company and all of the members of the Board of Directors intend to vigorously defend against them.
From time to time, the Company is a party to other litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At March 31, 2013 and December 31, 2012, the estimated liabilities for unpaid and incurred but not reported claims totaled $8.7 million and $8.6 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.
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
The acquisition closed on July 16, 2012 and construction commenced on July 20, 2012. The license conditions as revised by the Louisiana Gaming Control Board (“LGCB”) require the Company to invest at least $500 million in the project. The cost of the project, inclusive of the purchase price, is expected to be between $560 million and $580 million, excluding capitalized interest and pre-opening expenses. The Company is required by the LGCB license conditions to maintain a $25.0 million deposit in a restricted bank account for the benefit of the LGCB, which will become unrestricted and available for the Company to use at its discretion upon the timely completion of the project within two years of construction commencement. The Company plans to fund the project through a combination of cash from operations and borrowings under the revolving loan facility described in “Note 6 — Long-term debt.” The Company expects to open the resort in the third quarter of 2014.
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
Pursuant to the ground lease agreement, the Company was required to deposit $5.0 million in a separate bank account to cover the monthly rent payments prior to the commencement of gaming activity. Any remaining balance in the ground lease rent deposit account at the time gaming activity commences will be considered unrestricted and available for the Company to use at its discretion. At March 31, 2013, the ground lease deposit bank account had a balance of $4.5 million, of which $0.7 million is expected to be utilized for monthly rent payments over the next 12 months. In the accompanying consolidated balance sheets, the current portion of the deposit account is included in restricted cash. The remaining long-term portion of the ground lease rent deposit, as well as the $25.0 million deposit required to be held until construction completion, are included in deposits and other assets in the accompanying consolidated balance sheets.
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

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 — Pending Pinnacle Entertainment, Inc. merger
On December 20, 2012, the Company entered into the Merger Agreement with Pinnacle pursuant to which Pinnacle will acquire all of the outstanding common shares of the Company for $26.50 per share in cash. The Merger is subject to customary closing conditions, required regulatory approvals and approval by the Company’s stockholders. The transaction is expected to close in the second or third quarter of 2013. In connection with the pending Merger, the Company incurred professional fees and other expenses totaling approximately $2.2 million during the three months ended March 31, 2013. The Merger-related costs are reflected in selling, general and administrative expenses in the accompanying consolidated statements of income.
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
On April 25, 2013, the Company’s stockholders approved the Merger Agreement by a vote of approximately 81.6% of the outstanding shares. Pinnacle has filed applications for regulatory approvals as required under applicable gaming laws. Completion of the Merger remains subject to customary closing conditions and required antitrust and gaming regulatory approvals. No assurance can be given that the Merger will be completed.
The Merger Agreement restricts, among other things, the amount of dividends the Company may pay, the amount of capital expenditures the Company may commit to and the amount of additional debt the Company may incur prior to the closing of the Merger. The Merger Agreement also generally prohibits the Company from repurchasing additional shares of its stock without the consent of Pinnacle.
On April 2, 2013, the Company completed the solicitation of consents from holders of the 2021 Notes for waivers of and amendments to certain provisions of the Indenture and entered into a supplemental indenture to the Indenture to effect these waivers and amendments. The Company made the consent solicitation at the request and expense of Pinnacle in connection with the pending Merger. The waivers and amendments do not affect the terms of the 2021 Notes prior to the completion of the Merger.

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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Pending Acquisition of Ameristar by Pinnacle Entertainment, Inc. On December 20, 2012, Ameristar entered into the Merger Agreement with Pinnacle, pursuant to which Pinnacle will acquire all of the outstanding common shares of Ameristar for $26.50 per share in cash. The Merger is subject to customary closing conditions and receipt of required gaming regulatory and antitrust approvals. On April 25, 2013, Ameristar’s stockholders approved the Merger Agreement by a vote of approximately 81.6% of the outstanding shares. The transaction is expected to close in the second or third quarter of 2013.

•
Effect of Economic Conditions on Operations. Over the last few years, the weak economic conditions have adversely impacted our business volumes and the amount our guests spend at our properties. We have implemented operating and marketing efficiencies and significantly reduced our cost structure in response to the weak economic conditions. These enhancements have improved our operating margins. During the first quarter of 2013, various economic conditions, including higher payroll tax withholding and the rise in fuel and utility costs, contributed to year-over-year declines in net revenues.

•
Ameristar Lake Charles. On March 14, 2012, we entered into a definitive agreement to acquire all of the equity interests of Creative. The acquisition closed on July 16, 2012 and construction commenced on July 20, 2012 and is progressing on schedule. Pursuant to the purchase agreement, we paid $32.5 million, inclusive of $5.0 million deposited into an escrow account at closing to secure the seller’s indemnification obligations under the purchase agreement for a period of 18 months. We are developing Ameristar Casino Resort Spa Lake Charles on a leased 243-acre site and the facility will include a casino, hotel, a variety of food and beverage outlets, an 18-hole golf course, a tennis club, a swimming pool, spa and other resort amenities. The Lake Charles property will draw primarily from the Houston metropolitan area as well as other southeastern Texas and southwestern Louisiana communities. The license conditions as revised by the LGCB require us to invest at least $500 million in the project. The cost of the project, inclusive of the purchase price, is expected to be between $560 million and $580 million, excluding capitalized interest and pre-opening expenses. We are required by the LGCB license conditions to maintain a $25.0 million deposit in a restricted bank account, which will be fully refunded upon the timely completion of the project within two years of construction commencement. We anticipate funding the project through a combination of cash from operations and borrowings under our revolving loan facility. We expect to open the resort in the third quarter of 2014.

•
Debt and Interest Expense. At March 31, 2013, total debt was $1.9 billion. Net principal payments totaled $2.8 million during the first quarter of 2013. As of March 31, 2013, the amount of the revolving loan facility available for borrowing was $498.6 million, after giving effect to $1.4 million of outstanding letters of credit.

For the first quarter of 2013, our consolidated net interest expense increased by $1.7 million compared to the prior-year first quarter. The increase in interest expense was primarily attributable to the $240.0 million debt offering completed in April 2012.

•
Ameristar Kansas City. On February 3, 2012, a casino operator opened a land-based casino and entertainment facility at the Kansas Speedway, approximately 24 miles from Ameristar Kansas City. The increased competition contributed to expected declines in our property’s net revenues and operating income of 7.9% and 15.4%, respectively, from the prior-year first quarter.

•
Ameristar St. Charles. In connection with a major renovation of the westbound span of the Blanchette Bridge, which carries Interstate 70 over the Missouri River near Ameristar St. Charles, this span was closed beginning in early November 2012 and is expected to reopen in late 2013. While construction is ongoing, the westbound span of the bridge is closed for up to one year and westbound traffic is being diverted to the eastbound span, reducing it from 10 lanes to six lanes. The project creates an inconvenience for guests of Ameristar St. Charles, which will continue until the bridge construction is completed. The bridge construction contributed to expected declines in our property’s net revenues and operating income of 3.7% and 15.6%, respectively, from the prior-year first quarter.

Results of Operations
The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES SUMMARY CONSOLIDATED FINANCIAL DATA (Dollars in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Consolidated Cash Flow Information:
Net cash provided by operating activities	$75,620	$71,971
Net cash used in investing activities	$(35,367)	$(33,220)
Net cash used in financing activities	$(4,871)	$(31,741)
Net Revenues:
Ameristar St. Charles	$65,690	$68,209
Ameristar Kansas City	51,918	56,349
Ameristar Council Bluffs	42,024	43,708
Ameristar Black Hawk	38,331	39,322
Ameristar Vicksburg	30,271	32,276
Ameristar East Chicago	53,861	57,519
Jackpot Properties	12,985	14,751
Consolidated net revenues	$295,080	$312,134
Operating Income (Loss):
Ameristar St. Charles	$16,093	$19,063
Ameristar Kansas City	15,155	17,920
Ameristar Council Bluffs	15,890	16,880
Ameristar Black Hawk	9,020	10,124
Ameristar Vicksburg	10,670	11,907
Ameristar East Chicago	7,865	8,488
Jackpot Properties	2,274	3,323
Corporate and other	(18,917)	(18,447)
Consolidated operating income	$58,050	$69,258
Operating Income Margins(1):
Ameristar St. Charles	24.5%	27.9%
Ameristar Kansas City	29.2%	31.8%
Ameristar Council Bluffs	37.8%	38.6%
Ameristar Black Hawk	23.5%	25.7%
Ameristar Vicksburg	35.2%	36.9%
Ameristar East Chicago	14.6%	14.8%
Jackpot Properties	17.5%	22.5%
Consolidated operating income margin	19.7%	22.2%
____________________________________

(1)	Operating income margin is operating income (loss) as a percentage of net revenues.

The following table presents detail of our net revenues:

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands, Unaudited)
Casino Revenues:
Slots	$268,330	$283,957
Table games	32,321	31,948
Other	3,327	3,802
Casino revenues	303,978	319,707
Non-Casino Revenues:
Food and beverage	34,536	34,691
Rooms	18,774	19,273
Other	6,806	6,906
Non-casino revenues	60,116	60,870
Less: Promotional Allowances	(69,014)	(68,443)
Total Net Revenues	$295,080	$312,134
Net Revenues
Consolidated net revenues for the quarter ended March 31, 2013 declined $17.1 million, or 5.5%, from the first quarter of 2012. First quarter 2013 net revenues decreased on a year-over-year basis at all seven of our gaming locations. The first quarter of 2012 benefited from unseasonably mild winter weather conditions and the extra day due to leap year, which contributed to the consolidated net revenue performance at these properties in 2012. In addition, we believe various economic conditions, including higher payroll tax withholding and the rise in fuel and utility costs, as well as the delayed processing of income tax refunds, contributed to the year-over-year net revenue decline. Also, first quarter 2013 net revenues were negatively affected by a full quarter of new competition in Kansas City and road construction near our St. Charles and Black Hawk properties.
During the three months ended March 31, 2013, consolidated promotional allowances increased $0.6 million, or 0.8%, from the corresponding 2012 period. Consolidated promotional allowances as a percentage of gross gaming revenues increased from 21.4% in the first quarter of 2012 to 22.7% in the first quarter of 2013.
Operating Income
In the first quarter of 2013, we generated operating income of $58.1 million, compared to $69.3 million in the same period in 2012. First quarter 2013 operating income declined on a year-over-year basis at all seven of our gaming locations. The consolidated operating income decline resulted from the factors that affected net revenues discussed above; however, we believe the application of our efficient operating model mitigated the impact of the declines in net revenues experienced in the first quarter of 2013.
For the three months ended March 31, 2013, corporate expense increased to $18.9 million from $18.4 million for the same period in 2012. Current year corporate operating expense was adversely affected by $2.2 million in expenses relating to the pending Merger, partially offset by a decrease of approximately $1.7 million in non-cash stock-based compensation expense from the prior-year first quarter amount.

Interest Expense
The following table summarizes information related to interest on our long-term debt:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in Thousands, Unaudited)
Interest cost	$29,667	$27,100
Less: Capitalized interest	(1,033)	(215)
Interest expense, net	$28,634	$26,885
Cash paid for interest, net of amounts capitalized	$13,079	$10,801
Weighted–average total debt outstanding	$1,919,701	$1,940,644
Weighted–average interest rate	6.2%	5.5%
For the quarter ended March 31, 2013, consolidated interest expense, net of amounts capitalized, increased $1.7 million, or 6.5%, from the 2012 first quarter. The increase is due primarily to the April 2012 issuance of $240.0 million principal amount of Additional 2021 Notes. In April 2013, we made a $39.0 million interest payment on the 2021 Notes.
Income Taxes
Our effective income tax rate was 38.9% for the quarter ended March 31, 2013, compared to 4.6% for the corresponding 2012 period. The effective income tax rate for the three months ended March 31, 2012 was impacted by a $15.7 million cumulative reduction in the income tax provision as a result of certain income tax elections made in the first quarter of 2012. Excluding the impact of these elections, our effective tax rate for the three months ended March 31, 2012 would have been 43.5%. For the remainder of 2013, without giving effect to the completion of the Merger, we expect our quarterly effective income tax rate to be in a range of 39% to 41%.
Net Income
For the three months ended March 31, 2013, we had consolidated net income of $18.0 million, compared to $41.4 million for the quarter ended March 31, 2012. The year-over-year decline in net income was mostly attributable to the decline in net revenues, the absence of the $15.7 million cumulative reduction in the income tax provision mentioned above that was incurred in the first quarter of 2012 and the $2.2 million Merger-related costs incurred in the current period. Diluted earnings per share for the three months ended March 31, 2013 was $0.51 compared to diluted earnings per share of $1.21 for the corresponding prior-year period.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(In Thousands, Unaudited)
Net cash provided by operating activities	$75,620	$71,971
Cash Flows from Investing Activities:
Capital expenditures	(46,788)	(30,982)
Increase (decrease) in construction contracts payable	11,331	(2,148)
Proceeds from sale of assets	43	324
Decrease in restricted cash	164	—
Increase in deposits and other non-current assets	(117)	(414)
Net cash used in investing activities	(35,367)	(33,220)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	8,000	18,000
Principal payments of debt	(10,805)	(47,751)
Debt issuance and amendment costs	(20)	(4)
Cash dividends paid	(4,131)	(4,111)
Proceeds from stock option exercises	2,103	2,346
Purchases of treasury stock	(18)	(221)
Net cash used in financing activities	(4,871)	(31,741)
Net Increase in Cash and Cash Equivalents	$35,382	$7,010
Our business is primarily conducted on a cash basis. Accordingly, operating cash flows follow trends in our operating income, excluding non-cash items. For the three months ended March 31, 2013, net cash provided by operating activities increased $3.6 million from 2012, mostly as a result of changes in our accounts payable and accrued liabilities account balances in 2013.
Capital expenditures in the first three months of 2013 primarily related to construction of Ameristar Lake Charles, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties. Capital expenditures in the first quarter of 2012 included slot machine purchases, the Springfield, Massachusetts land purchase, an Ameristar East Chicago hotel room renovation and various capital maintenance projects at all of our properties.
In March 2012, we entered into a definitive agreement to acquire all of the equity interests of Creative for $32.5 million. The construction of Ameristar Casino Resort Spa Lake Charles began on July 20, 2012. We are developing Ameristar Casino Resort Spa Lake Charles on a leased 243-acre site and the facility will include a casino with approximately 1,600 slot machines and 60 table games, a hotel with approximately 700 guest rooms (including 70 suites), a variety of food and beverage outlets, an 18-hole golf course, a tennis club, a swimming pool, spa and other resort amenities. There will also be approximately 3,000 parking spaces, of which 1,000 will be in a parking garage. The license conditions as revised by the LGCB require us to invest at least $500 million in the project. The cost of the project, inclusive of the purchase price, is expected to be between $560 million and $580 million, excluding capitalized interest and pre-opening expenses. The budget includes $20 million for the portion of certain public highway access improvements near the property that we have agreed to fund and that are expected to be completed at or around the time of the opening of Ameristar Lake Charles. Through March 31, 2013, capital expenditures related to the project totaled approximately $81.2 million (exclusive of the purchase price paid for the acquisition of the equity interests of Creative). We are required to maintain a $25.0 million deposit in a restricted bank account for the benefit of the LGCB, which will become unrestricted and available for use at our discretion upon the timely completion of the project within two years of construction commencement. We anticipate funding the project through a combination of cash from operations and borrowings under our revolving loan facility. The property is expected to open in the third quarter of 2014.
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
Pursuant to the ground lease agreement, we were required to deposit $5.0 million in a separate bank account to cover the monthly rent payments prior to the commencement of gaming activity. Any remaining balance in the ground lease rent deposit account at the time gaming activity commences will be considered unrestricted and available for use at our discretion. At March 31, 2013, the ground lease deposit bank account had a balance of $4.5 million, of which $0.7 million is expected to be utilized for monthly rent payments over the next 12 months.
In the first quarter of 2012, we spent $16.9 million (including fees and commissions) to purchase approximately 40 acres of land in Springfield, Massachusetts as the site for a possible future casino resort. On November 30, 2012, following lengthy consideration of the potential benefits, risks, costs and uncertainties of the project, we announced the termination of our efforts to pursue this casino license. In the fourth quarter of 2012, we recorded an impairment charge of $8.6 million as a result of an appraisal performed to assess the fair market value of the land.
During the quarter ended March 31, 2013, our Board of Directors declared a quarterly cash dividend of $0.125 per share, which was paid on March 15, 2013. On May 1, 2013, the Board of Directors declared a quarterly cash dividend of $0.125 per share, to be paid on June 14, 2013 to stockholders of record as of May 31, 2013. During the three-month period ended March 31, 2012, the Board of Directors declared a quarterly cash dividend of $0.125 per share, which was paid on March 15, 2012.
On September 15, 2011, the Board of Directors approved the repurchase of up to $75 million of our common stock through September 30, 2014. During the three months ended March 31, 2013 and 2012, we did not repurchase any shares of common stock in open market transactions. The Merger Agreement prohibits us from repurchasing additional shares under the stock repurchase program without the consent of Pinnacle.
On April 14, 2011, we obtained $2.2 billion of new debt financing (the “Debt Refinancing”), consisting of a $1.4 billion senior secured credit facility (the “Credit Facility”) and $800.0 million principal amount of unsecured 7.50% Senior Notes due 2021 (the “Original 2021 Notes”). The Credit Facility consists of (i) a $200 million A term loan that was fully borrowed at closing and matures in 2016, (ii) a $700 million B term loan that was fully borrowed at closing and matures in 2018 and (iii) a $500 million revolving loan facility that matures in 2016. Upon the satisfaction of certain conditions, we have the option to increase the total amount available under the Credit Facility by up to the greater of an additional $200 million or an amount determined by reference to our Total Net Leverage Ratio (as defined in the Credit Facility agreement).
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
The Credit Facility agreement requires certain mandatory principal repayments prior to maturity for both term loans. The A term loan requires the following principal amortization: 3.75% in 2012; 12.5% in 2013; 18.75% in 2014; 50% in 2015; and the remaining 15% in 2016. The B term loan requires mandatory principal reductions of 1% per annum, with the remaining 93.25% due at maturity. The Credit Facility agreement also requires permanent principal repayments of the term loans equal to 25% of Excess Cash Flow (as defined in the Credit Facility agreement) if our Total Net Leverage Ratio is above 4.75:1 at year-end. Excess Cash Flow repayments are required to be made within 120 days after the last day of each fiscal year, are allocated between both term loans on a pro-rata basis and reduce on a dollar-for-dollar basis future scheduled mandatory principal repayments of the term loans. Our Excess Cash Flow repayment for the year ended December 31, 2011 was $8.6 million. Our Excess Cash Flow repayment for the year ended December 31, 2012 was $14.6 million and was paid in April 2013.
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

The 2021 Notes bear interest at a fixed rate of 7.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. In April 2013, we made a $39.0 million interest payment on the 2021 Notes. The 2021 Notes mature on April 15, 2021.
On April 16, 2012, we amended the Credit Facility agreement. The amendment increased the permitted maximum Total Net Leverage Ratio (as defined in the Credit Facility agreement) for fiscal quarters ending in 2014 from 5.50:1.00 to 5.75:1.00, and for the fiscal quarters ending March 31, 2015 and June 30, 2015 from 5.25:1.00 to 5.50:1.00. We paid arrangement and consent fees totaling approximately $1.0 million in connection with the amendment, which were capitalized and will be amortized over the remaining terms of the Credit Facility as interest expense.
Net principal repayments totaled $2.8 million during the first quarter of 2013. All mandatory principal payments have been made through March 31, 2013. As of March 31, 2013, the amount of the revolving loan facility available for borrowing was $498.6 million, after giving effect to $1.4 million of outstanding letters of credit. In May 2013, we borrowed an additional $35.0 million under the revolving loan facility. The Merger Agreement limits the amount of additional debt we are permitted to incur prior to the closing of the Merger.
In addition to the availability under the Credit Facility, we had $124.8 million of cash and cash equivalents at March 31, 2013, approximately $75 million of which were required for daily operations.
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
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated useful lives assigned to our assets, asset impairment, health benefit reserves, workers’ compensation and general liability reserves, purchase price allocations made in connection with acquisitions, the determination of bad debt reserves and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. We cannot assure you that our actual results will conform to our estimates. For additional information on critical accounting policies and estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, and the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements
This Quarterly Report contains certain forward-looking statements, including the plans and objectives of management for our business, operations and financial performance and statements concerning the Merger. These forward-looking statements generally can be identified by the context of the statement or the use of forward-looking terminology, such as “believes,” “estimates,” “anticipates,” “intends,” “expects,” “plans,” “is confident that,” “will,” “would,” “could,” “should” or words of similar meaning, with reference to us or our management. Similarly, statements that describe our future operating performance, financial results, financial position, plans, objectives, strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable at the time they are made, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including but not limited to uncertainties concerning operating cash flow in future periods, our borrowing capacity under the Credit Facility or any replacement financing, our ability to undertake and complete capital expenditure projects in accordance with established budgets and schedules, changes in competitive conditions, regulatory restrictions, changes in regulation or legislation (including gaming tax and anti-smoking laws) that could affect us and risks related to the Merger, including that the Merger may not be completed as scheduled or at all. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement. In addition to the other risks and uncertainties mentioned in connection with certain forward-looking statements throughout this Quarterly Report, attention is directed to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Credit Facility. Outstanding amounts borrowed under our Credit Facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of March 31, 2013, we had $876.0 million outstanding under the Credit Facility, which represents approximately 46% of our total outstanding debt, bearing interest at variable rates indexed to one-month LIBOR, based on our election. At March 31, 2013, the average interest rate applicable to the Credit Facility debt outstanding was 3.7%. An increase of one percentage point in the interest rate applicable to the Credit Facility debt outstanding at March 31, 2013 would increase our annual interest cost and reduce our pre-tax income by $3.3 million (after giving effect to the LIBOR floor of 1.0% for the B term loan, which comprises 78% of the total Credit Facility balance at March 31, 2013). The remaining 54% of our debt outstanding as of March 31, 2013, consisting of the 2021 Notes, bears interest at fixed rates.
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
(b) Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first fiscal quarter of 2013.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
Reference is made to the stockholder litigation relating to the Merger reported in Item 3 of Part I of our Annual Report on Form 10-K for year ended December 31, 2012. On April 5, 2013, the Company and the other defendants answered plaintiffs’ consolidated amended complaint, denying all material allegations of the complaint. On April 8, 2013, plaintiffs filed a motion for preliminary injunction, seeking to enjoin the Company’s stockholder vote to approve the Merger Agreement until the Company discloses additional information allegedly material to the stockholder vote. Following a hearing on April 16, 2013, the court denied plaintiffs’ motion, and the Merger Agreement was approved by stockholders on April 25, 2013. We continue to believe that the claims asserted in the action have no merit, and the Company and all of the members of the Board of Directors intend to vigorously defend against them.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

4.1	Fourth Supplemental Indenture, dated as of April 2, 2013, by and among ACI, the guarantors party thereto and Wilmington Trust, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to ACI’s Current Report on Form 8-K filed on April 3, 2013.

10.1	Second Amendment to Agreement and Plan of Merger, dated as of March 14, 2013, by and among Pinnacle, PNK Holdings, Inc., PNK Development 32, Inc. and ACI	Incorporated by reference to Annex A to ACI’s definitive Proxy Statement for its Special Meeting of Stockholders, filed under cover of Schedule 14A on March 25, 2013.

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

101*
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2013 (unaudited) and December 31, 2012 (audited); (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012 (unaudited); (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited).
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

AMERISTAR CASINOS, INC. Registrant

Date:	May 9, 2013	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)