Form 10-Q
period 2013-06-30
AMERISTAR CASINOS INC
filed 2013-08-07
CIK 912145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2013, 33,102,407 shares of common stock of the registrant were outstanding.

AMERISTAR CASINOS, INC.
FORM 10-Q
INDEX

Page No(s).
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

A. Consolidated Balance Sheets at June 30, 2013 and December 31, 2012	3

B. Consolidated Statements of Income for the three and six months ended June 30, 2013 and June 30, 2012	4

C. Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012	5

D. Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012	6

E. Notes to Consolidated Financial Statements	7 — 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 — 24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 6. Exhibits	26

SIGNATURES	27

EX-31.1
EX-31.2
EX-32.1
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	June 30, 2013	December 31,
	(Unaudited)	2012
ASSETS
Current Assets:
Cash and cash equivalents	$91,560	$89,392
Restricted cash	6,581	6,581
Accounts receivable, net	5,179	4,821
Income tax refunds receivable	—	6,213
Inventories	5,848	5,894
Prepaid expenses and other current assets	16,485	12,927
Deferred income taxes	12,246	10,348
Total current assets	137,899	136,176
Property and Equipment, net:
Buildings and improvements	1,952,050	1,946,051
Furniture, fixtures and equipment	616,416	603,571
	2,568,466	2,549,622
Less: accumulated depreciation and amortization	(1,023,264)	(976,629)
	1,545,202	1,572,993
Land	91,715	91,715
Construction in progress	189,640	76,815
Total property and equipment, net	1,826,557	1,741,523
Goodwill	69,167	69,769
Other intangible assets	42,400	42,400
Deposits and other assets	81,397	84,406
TOTAL ASSETS	$2,157,420	$2,074,274
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$18,071	$23,349
Construction contracts payable	40,479	16,130
Income taxes payable	3,933	—
Accrued liabilities	119,966	117,073
Current maturities of long-term debt	32,505	37,047
Total current liabilities	214,954	193,599
Long-term debt, net of current maturities	1,883,660	1,880,932
Deferred income taxes	38,952	18,786
Other long-term liabilities	2,331	3,216
Commitments and contingencies (Note 11)
Stockholders’ Equity (Deficit):
Preferred stock, $.01 par value: Authorized — 30,000,000 shares; Issued — none	—	—
Common stock, $.01 par value: Authorized — 120,000,000 shares; Issued — 61,547,863 and 61,366,859 shares; Outstanding — 33,075,092 and 32,897,642 shares	615	614
Additional paid-in capital	343,522	333,338
Treasury stock, at cost (28,472,771 and 28,469,217 shares)	(501,908)	(501,815)
Retained earnings	175,294	145,604
Total stockholders’ equity (deficit)	17,523	(22,259)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,157,420	$2,074,274
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Casino	$297,723	$303,356	$601,701	$623,063
Food and beverage	31,865	33,250	66,400	67,940
Rooms	19,202	19,485	37,976	38,758
Other	7,178	7,060	13,985	13,967
	355,968	363,151	720,062	743,728
Less: promotional allowances	(64,680)	(66,897)	(133,695)	(135,341)
Net revenues	291,288	296,254	586,367	608,387
Operating Expenses:
Casino	127,306	132,254	259,532	269,356
Food and beverage	13,617	13,050	27,319	27,181
Rooms	1,952	1,853	3,695	3,898
Other	2,451	2,531	4,697	4,883
Selling, general and administrative	59,587	59,994	121,539	121,040
Depreciation and amortization	25,283	26,999	50,430	53,520
Impairment of fixed assets	—	—	23	—
Net (gain) loss on disposition of assets	(21)	550	(30)	228
Total operating expenses	230,175	237,231	467,205	480,106
Income from operations	61,113	59,023	119,162	128,281
Other Income (Expense):
Interest income	3	12	5	33
Interest expense, net of capitalized interest	(28,143)	(28,821)	(56,776)	(55,706)
Other	—	(112)	—	834
Income Before Income Tax Provision	32,973	30,102	62,391	73,442
Income tax provision	12,998	12,480	24,438	14,454
Net Income	$19,975	$17,622	$37,953	$58,988
Earnings Per Share:
Basic	$0.60	$0.53	$1.15	$1.79
Diluted	$0.57	$0.51	$1.08	$1.73
Cash Dividends Declared Per Share	$0.125	$0.125	$0.250	$0.250
Weighted-Average Shares Outstanding:
Basic	33,046	33,020	33,012	32,939
Diluted	35,125	34,255	35,004	34,138
The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$19,975	$17,622	$37,953	$58,988
Other comprehensive income	—	—	—	—
Total Comprehensive Income	$19,975	$17,622	$37,953	$58,988

The accompanying notes are an integral part of these consolidated financial statements.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$37,953	$58,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,430	53,520
Amortization of debt issuance costs, discounts and premiums	2,684	2,823
Stock-based compensation expense	7,531	9,010
Impairment of fixed assets	23	—
Net (gain) loss on disposition of assets	(30)	228
Net change in deferred income taxes	17,985	7,899
Net change in deferred compensation liability	—	2,493
Changes in operating assets and liabilities:
Accounts receivable, net	(358)	(26)
Income tax refunds receivable	6,213	(5,667)
Inventories	46	416
Prepaid expenses	(3,558)	(6,266)
Accounts payable	(5,278)	(15,900)
Income taxes payable	3,933	—
Accrued liabilities	2,893	8,299
Net cash provided by operating activities	120,467	115,817
Cash Flows from Investing Activities:
Capital expenditures	(135,521)	(51,375)
Increase (decrease) in construction contracts payable	24,349	(1,674)
Proceeds from sale of assets	64	401
Decrease in restricted cash	328	—
Increase in deposits and other non-current assets	(32)	(463)
Net cash used in investing activities	(110,812)	(53,111)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	43,000	290,200
Principal payments of debt	(44,765)	(292,947)
Debt issuance and amendment costs	(20)	(4,723)
Cash dividends paid	(8,263)	(8,241)
Proceeds from stock option exercises	2,654	3,605
Purchases of treasury stock	(93)	(792)
Net cash used in financing activities	(7,487)	(12,898)
Net Increase in Cash and Cash Equivalents	2,168	49,808
Cash and Cash Equivalents — Beginning of Period	89,392	85,719
Cash and Cash Equivalents — End of Period	$91,560	$135,527
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$59,442	$49,982
Cash (received) paid for federal and state income taxes	$(3,689)	$12,151
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
On December 20, 2012, the Company entered into an agreement and plan of merger (as subsequently amended, the “Merger Agreement”) with Pinnacle Entertainment, Inc. (“Pinnacle”) and certain of Pinnacle’s subsidiaries pursuant to which Pinnacle will acquire all of the outstanding common shares of the Company for $26.50 per share in cash (the “Merger”). For further discussion, see “Note 13 - Pending Pinnacle Entertainment, Inc. merger.”
On July 16, 2012, the Company completed the purchase of all of the equity interests of Creative Casinos of Louisiana, L.L.C. (now known as Ameristar Casino Lake Charles, LLC) (“Creative”), the license holder for a planned casino resort in Lake Charles, Louisiana. On July 20, 2012, the Company commenced construction of Ameristar Casino Resort Spa Lake Charles. As discussed in “Note 13 - Pending Pinnacle Entertainment, Inc. merger,” Pinnacle has reached an agreement with the staff of the Federal Trade Commission (the “FTC”) to permit the consummation of the Merger subject to, among other conditions, Pinnacle agreeing to sell the Company’s Lake Charles project, which sale is expected to be completed following the closing of the Merger. But for the Merger and the subsequent divestiture by Pinnacle of the Company’s Lake Charles project, the Company otherwise expected to complete construction of Ameristar Casino Resort Spa Lake Charles in the third quarter of 2014. This property will serve southwestern Louisiana and southeastern Texas, including the Houston metropolitan area.
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
As required, the Company has evaluated certain events and transactions occurring after June 30, 2013 and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in its accompanying consolidated financial statements and notes thereto for the period ended June 30, 2013.

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
Recently issued accounting pronouncements
ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
The FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, in July 2013. This topic provides guidance and standardization on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2013. The Company does not expect the adoption of this Topic to have a material impact on the Company’s consolidated financial statements.
Note 3 — Stockholders’ equity (deficit)
Changes in stockholders’ equity (deficit) for the six months ended June 30, 2013 were as follows:

(Amounts in Thousands)
Balance at December 31, 2012	$(22,259)
Net income	37,953
Dividends	(8,263)
Stock-based compensation	7,531
Proceeds from exercise of stock options	2,654
Purchases of treasury stock	(93)
Balance at June 30, 2013	$17,523
Note 4 — Earnings per share
The Company calculates earnings per share in accordance with Accounting Standards Codification (“ASC”) Topic 260. Basic earnings per share are computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as stock options and restricted stock units. For the three and six months ended June 30, 2013 and 2012, all outstanding options with an exercise price lower than the average market price for the period have been included in the calculation of diluted earnings per share.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted-average number of shares of common stock and common stock equivalents used in the computation of basic and diluted earnings per share consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Amounts in Thousands)
Weighted-average number of shares outstanding - basic earnings per share	33,046	33,020	33,012	32,939
Dilutive effect of stock options and restricted stock units	2,079	1,235	1,992	1,199
Weighted-average number of shares outstanding - diluted earnings per share	35,125	34,255	35,004	34,138
For the three months ended June 30, 2013 and 2012, the potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 1.1 million and 3.1 million, respectively. Anti-dilutive stock options for the six months ended June 30, 2013 and 2012 totaled 1.1 million and 2.7 million, respectively.
Note 5 — Goodwill and other intangible assets
As required under ASC Topic 350, the Company performs an annual assessment of its goodwill and other intangible assets to determine if the carrying value exceeds the fair value. Additionally, the guidance requires an immediate impairment assessment if a change in circumstances can materially negatively affect the fair value of the intangible assets. For the three and six months ended June 30, 2013 and 2012, there were no impairment charges relating to goodwill and indefinite-lived intangible assets. The Company will perform its annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of 2013.
The Company utilizes Level 3 inputs as described in “Note 7 — Fair value measurements” to determine fair value relating to goodwill and intangible assets for the assessments described above.
Note 6 — Long-term debt
Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)
Senior credit facility, secured by first priority security interests in substantially all real and personal property assets of ACI and its subsidiaries, consisting of the following:
Revolving loan facility, at variable interest (2.7% at June 30, 2013); principal due April 14, 2016	$20,000	$—
Term loan A facility, at variable interest (2.7% at June 30, 2013 and 2.8% at December 31, 2012); principal due April 14, 2016 subject to certain amortization requirements	182,500	192,500
Term loan B facility, at variable interest (4.0% at June 30, 2013 and December 31, 2012); principal due April 14, 2018 subject to certain amortization requirements (net of $1,251 and $1,368 discount at June 30, 2013 and December 31, 2012, respectively)	673,291	684,937
Senior notes, unsecured, 7.5% fixed interest, payable semi-annually on April 15 and October 15, principal due April 15, 2021 (net of $276 and $442 net premium at June 30, 2013 and December 31, 2012, respectively)	1,040,276	1,040,442
Other	98	100
	1,916,165	1,917,979
Less: Current maturities	(32,505)	(37,047)
	$1,883,660	$1,880,932
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

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
On April 26, 2012, ACI completed a private placement of $240.0 million principal amount of additional 7.50% Senior Notes due 2021 (the “Additional 2021 Notes” and, collectively with the Original 2021 Notes, the “2021 Notes”). The Additional 2021 Notes were issued under the same indenture dated as of April 14, 2011 pursuant to which ACI previously issued the Original 2021 Notes (the “Indenture”). The Additional 2021 Notes were sold at a price of 103% of the principal amount, resulting in a yield to maturity of 6.88%. ACI received net proceeds from the sale of the Additional 2021 Notes (after initial purchaser discounts and expenses and including the premium and accrued interest) of approximately $244.0 million. ACI used $236.0 million of the proceeds to repay all amounts outstanding under the revolving loan facility of the Credit Facility (which amounts may be reborrowed from time to time) and the remaining proceeds for general corporate purposes. In connection with issuing the Additional 2021 Notes, ACI paid one-time fees and expenses totaling approximately $4.0 million, most of which was capitalized and will be amortized over the term of the 2021 Notes as interest expense.
At June 30, 2013, the principal debt outstanding under the Credit Facility consisted of $20.0 million under the revolving loan facility, $182.5 million under the A term loan facility and $673.3 million (net of discount) under the B term loan facility. All mandatory principal repayments have been made through June 30, 2013. As of June 30, 2013, the amount of the revolving loan facility available for borrowing was $478.6 million, after giving effect to $1.4 million of outstanding letters of credit.
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

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Debt covenants
The agreement governing the Credit Facility requires the Company to comply with various affirmative and negative financial and other covenants, including restrictions on the incurrence of additional indebtedness, restrictions on dividend payments and other restrictions and requirements to maintain certain financial ratios and satisfy certain tests. As of June 30, 2013, the Company was required to maintain a Total Net Leverage Ratio, calculated as consolidated debt (net of certain cash and cash equivalents) divided by EBITDA, as defined in the Credit Facility agreement, of no more than 6.00:1, and a Senior Secured Net Leverage Ratio, calculated as senior secured debt (net of certain cash and cash equivalents) divided by EBITDA, of no more than 3.50:1. As of June 30, 2013 and December 31, 2012, the Company’s Total Net Leverage Ratio was 5.21:1 and 5.08:1, respectively. The Senior Secured Net Leverage Ratio as of June 30, 2013 and December 31, 2012 was 2.24:1 and 2.19:1, respectively. Under the Credit Facility agreement, as of June 30, 2013, the Company was required to maintain an Interest Expense Coverage Ratio, calculated as EBITDA divided by cash interest expense, of at least 2.00:1. As of June 30, 2013 and December 31, 2012, the Interest Expense Coverage Ratio was 3.07:1 and 3.52:1, respectively. On April 16, 2012, the Company entered into an amendment to the Credit Facility agreement to increase the maximum permitted Total Net Leverage Ratio for fiscal quarters ending in 2014 from 5.50:1 to 5.75:1 and for the fiscal quarters ending March 31, 2015 and June 30, 2015 from 5.25:1 to 5.50:1. The Company paid arrangement and consent fees totaling approximately $1.0 million in connection with the amendment, which were capitalized and will be amortized over the remaining terms of the Credit Facility as interest expense.
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
As of June 30, 2013 and December 31, 2012, the Company was in compliance with all applicable covenants under the Credit Facility agreement and the Indenture.
Refer to “Note 13 - Pending Pinnacle Entertainment, Inc. merger” for further information on certain restrictions imposed by the Merger Agreement.
Note 7 — Fair value measurements
As of June 30, 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
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
In April 2011, ACI’s Board of Directors terminated the Company’s deferred compensation plan, effective as of December 31, 2011. A partial distribution of plan assets was made to participants in May 2011 and a final distribution of all liabilities due to participants of $14.0 million was paid out to participants in May 2012. In connection with the termination of the deferred compensation plan, certain rabbi trust-owned life insurance policies were surrendered and their full surrender value of $16.2 million was reimbursed to the Company at that time. As a result of the termination of the deferred compensation plan, and final distribution of plan liabilities and reimbursement of plan assets occurring in 2012, the balances for both the plan assets and plan liabilities were zero at June 30, 2013 and December 31, 2012.
Fair value of long-term debt
The estimated fair value of the Company’s long-term debt at June 30, 2013 was approximately $1.960 billion, versus its book value of $1.916 billion. The estimated fair value of the Company’s long-term debt at December 31, 2012 was approximately $2.024 billion, versus its book value of $1.918 billion. The estimated fair value of the outstanding 2021 Notes and the term loan facility debt was based on Level 2 inputs using quoted market prices on or about June 30, 2013 and December 31, 2012.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 — Stock-based compensation
The Company accounts for its stock-based compensation in accordance with ASC Topic 718. Stock-based compensation expense totaled $3.8 million and $3.7 million for the three months ended June 30, 2013 and 2012, respectively. During the first six months of 2013 and 2012, stock-based compensation expense was $7.5 million and $9.0 million, respectively. During the six months ended June 30, 2013 and 2012, no associated future income tax benefit was recognized. As of June 30, 2013, there was approximately $22.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Company’s stock incentive plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.4 years.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted-average fair value per share of options granted during the period	$6.86	$5.70	$6.76	$5.85
Weighted-average assumptions:
Expected stock price volatility	33.8%	47.1%	34.0%	47.3%
Risk-free interest rate	1.4%	0.8%	1.1%	0.8%
Expected option life (years)	5.0	4.8	5.0	4.8
Expected annual dividend yield	1.9%	2.8%	1.9%	2.7%
Stock option activity during the six months ended June 30, 2013 was as follows:

	Options (In Thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2012	6,958	$19.94
Granted	23	26.30
Exercised	(164)	15.70
Forfeited or expired	(33)	20.69
Outstanding at June 30, 2013	6,784	$20.06	6.4	$47,356
Exercisable at June 30, 2013	3,107	$22.80	3.8	$15,717
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on June 30, 2013. The total intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $1.7 million and $1.9 million, respectively. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the Company’s unvested stock option activity for the six months ended June 30, 2013:

	Shares	Weighted- Average Exercise Price (per Share)
	(Amounts in thousands)
Unvested at December 31, 2012	3,690	$17.69
Granted	23	26.30
Vested	(12)	17.92
Forfeited	(33)	20.69
Unvested at June 30, 2013	3,668	$17.74
The following table summarizes the Company’s unvested restricted stock unit activity for the six months ended June 30, 2013:

	Units	Weighted- Average Grant Date Fair Value (per Unit)
	(Amounts in thousands)
Unvested at December 31, 2012	1,446	$18.61
Granted	7	26.29
Vested	(13)	17.93
Forfeited	(13)	18.77
Unvested at June 30, 2013	1,427	$18.65
Note 9 — Stock repurchases
On September 15, 2011, ACI’s Board of Directors approved the repurchase of up to $75 million of ACI’s common stock in a stock repurchase program. The program provides that the shares may be repurchased by the Company through September 30, 2014 in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. The Company expects to fund repurchases using available cash and borrowings under its Credit Facility. The Company is not obligated to purchase any shares under the stock repurchase program, and purchases may be discontinued, or the stock repurchase program may be modified or terminated, at any time. During the year ended December 31, 2012, the Company repurchased 0.7 million shares under the stock repurchase program for $11.5 million at an average price of $16.87 per share, exclusive of commissions paid. During the six months ended June 30, 2013 and 2012, the Company did not repurchase any shares of common stock in open market transactions.
The Company additionally received treasury shares in satisfaction of employees’ income tax withholding liability with respect to the settlement of certain restricted stock units.
As of June 30, 2013, a total of 28.5 million treasury shares had been acquired at an aggregate cost of $501.9 million, an average of $17.63 per share.
Refer to “Note 13 - Pending Pinnacle Entertainment, Inc. merger” for further information on certain restrictions imposed by the Merger Agreement.
Note 10 — Federal and state income taxes
At June 30, 2013 and December 31, 2012, unrecognized tax benefits totaled $3.4 million and $4.3 million, respectively. The total amount of unrecognized benefits that would affect the effective tax rate if recognized was $1.2 million at June 30, 2013 and $1.8 million at December 31, 2012. As of June 30, 2013, accrued interest and penalties totaled $1.0 million, of which $0.7 million would affect the effective tax rate if recognized.
The effective income tax rate was 39.4% for the three months ended June 30, 2013, compared to 41.5% for the same period in 2012. For the six months ended June 30, 2013 and 2012, the effective income tax rates were 39.2% and 19.7%, respectively. The effective income tax rate for the six months ended June 30, 2012 was impacted by a $15.7 million cumulative reduction in the income tax provision as a result of certain income tax elections made in the first quarter of 2012. Excluding the impact of these income tax elections, the effective tax rate for the six months ended June 30, 2012 would have been 41.1%.

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company files income tax returns in numerous jurisdictions. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year. The Company anticipates that the net amount of unrecognized tax benefits will decrease by $1.1 million within the next 12 months, none of which would affect the effective tax rate if recognized.
The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome and impact the provision for income taxes.
Note 11 — Commitments and contingencies
Litigation. Reference is made to the stockholder litigation relating to the Merger reported in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and in Item 1 of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. On July 3, 2013, the Company and the other defendants filed a motion for judgment on the pleadings. On August 5, 2013, the plaintiffs filed a stipulation to voluntarily dismiss the action without prejudice, with each party to pay its own attorneys’ fees.
On May 28, 2013, the FTC filed an administrative complaint against Pinnacle and the Company alleging that the Merger would reduce competition and lead to higher prices and lower quality for customers in the St. Louis, Missouri and Lake Charles, Louisiana areas in violation of various provisions of U.S. antitrust laws. Since that time, the parties have made significant progress toward resolving the matter without the need for administrative litigation. Consequently, on August 5, 2013, the Commission granted the FTC’s, Pinnacle’s and the Company’s unopposed joint motion to withdraw the administrative litigation.
From time to time, the Company is a party to other litigation, most of which arises in the ordinary course of business. The Company is not currently a party to any litigation that management believes would be likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.
Self-Insurance Reserves. The Company is self-insured for various levels of general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. At June 30, 2013 and December 31, 2012, the estimated liabilities for unpaid and incurred but not reported claims totaled $9.1 million and $8.6 million, respectively. The Company considers historical loss experience and certain unusual claims in estimating these liabilities. The Company believes the use of this method to account for these liabilities provides a consistent and effective way to measure these accruals, which are subject to a high degree of management judgment; however, changes in health care costs, accident or illness frequency and severity and other factors can materially affect the estimate for these liabilities.
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
The acquisition closed on July 16, 2012 and construction commenced on July 20, 2012. The license conditions as revised by the Louisiana Gaming Control Board (“LGCB”) require the Company to invest at least $500 million in the project. The cost of the project, inclusive of the purchase price, is expected to be between $570 million and $580 million, excluding capitalized interest and pre-opening expenses. The Company is required by the LGCB license conditions to maintain a $25.0 million deposit in a restricted bank account for the benefit of the LGCB, which will become unrestricted and available for the Company to use at its discretion upon the timely completion of the project within two years of construction commencement. The Company plans to fund the project through a combination of cash from operations and borrowings under the revolving loan facility described in “Note 6 — Long-term debt.”
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
Pursuant to the ground lease agreement, the Company was required to deposit $5.0 million in a separate bank account to cover the monthly rent payments prior to the commencement of gaming activity. Any remaining balance in the ground lease rent

AMERISTAR CASINOS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

deposit account at the time gaming activity commences will be considered unrestricted and available for the Company to use at its discretion. At June 30, 2013, the ground lease deposit bank account had a balance of $4.3 million, of which $0.7 million is expected to be utilized for monthly rent payments over the next 12 months. In the accompanying consolidated balance sheets, the current portion of the deposit account is included in restricted cash. The remaining long-term portion of the ground lease rent deposit, as well as the $25.0 million deposit required to be held until construction completion, are included in deposits and other assets in the accompanying consolidated balance sheets.
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
As discussed in “Note 13 - Pending Pinnacle Entertainment, Inc. merger,” Pinnacle has reached an agreement with the staff of the FTC to permit the consummation of the Merger subject to, among other conditions, Pinnacle agreeing to sell the Company’s Lake Charles project, which sale is expected to be completed following the closing of the Merger. But for the Merger and the subsequent divestiture by Pinnacle of the Company’s Lake Charles project, the Company otherwise expected to complete construction of Ameristar Casino Resort Spa Lake Charles in the third quarter of 2014.
Note 13 — Pending Pinnacle Entertainment, Inc. merger
On December 20, 2012, the Company entered into the Merger Agreement with Pinnacle and certain of Pinnacle’s subsidiaries pursuant to which Pinnacle will acquire all of the outstanding common shares of the Company for $26.50 per share in cash. The Merger is subject to customary closing conditions, required regulatory approvals and approval by the Company’s stockholders. The transaction is expected to close in August 2013. In connection with the pending Merger, the Company incurred professional fees and other expenses totaling approximately $3.4 million during the six months ended June 30, 2013. The Merger-related costs are reflected in selling, general and administrative expenses in the accompanying consolidated statements of income.
On May 28, 2013, the FTC filed an administrative complaint alleging that the Merger would reduce competition and lead to higher prices and lower quality for customers in the St. Louis, Missouri and Lake Charles, Louisiana areas in violation of U.S. antitrust laws. On June 17, 2013, Pinnacle publicly announced that it had reached an agreement in principle with the Bureau of Competition staff of the FTC that, subject to negotiation of a consent order, FTC approval and gaming regulatory approvals, would permit the consummation of the Merger. If the agreement is finalized and approved by the Commission, after the closing of the Merger, Pinnacle intends to complete the sale of the Company’s casino-hotel development project in Lake Charles, Louisiana, and Pinnacle’s Lumière Place Casino, HoteLumière and the Four Seasons Hotel in St. Louis, Missouri, subject to gaming regulatory approvals. Until the Merger is completed, for accounting purposes, the Company continues to record the Lake Charles casino-hotel development as an asset held for use.
On April 25, 2013, the Company’s stockholders approved the Merger Agreement by a vote of approximately 81.6% of the outstanding shares. All gaming regulatory approvals necessary prior to the consummation of the Merger have been received. Completion of the Merger remains subject to certain conditions, including approval of the consent order by the FTC. No assurance can be given that the Merger will be completed.
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
The following significant factors and trends should be considered in analyzing our operating performance:

•
Pending Acquisition of Ameristar by Pinnacle Entertainment, Inc. On December 20, 2012, Ameristar entered into the Merger Agreement pursuant to which Pinnacle will acquire all of the outstanding common shares of Ameristar for $26.50 per share in cash. On April 25, 2013, Ameristar’s stockholders approved the Merger Agreement by a vote of approximately 81.6% of the outstanding shares. All gaming regulatory approvals necessary prior to the consummation of the Merger have been received. Completion of the Merger remains subject to certain conditions, including approval of the consent order by the FTC. The transaction is expected to close in August 2013.

•
Effect of Economic Conditions on Operations. Over the last few years, weak economic conditions have adversely impacted our business volumes and the amount our guests spend at our properties. We have implemented operating and marketing efficiencies and significantly reduced our cost structure in response to the weak economic conditions. These enhancements have improved our operating margins. During the first half of 2013, we believe various economic factors, including higher payroll tax withholding and the rise in fuel and utility costs, contributed to year-over-year declines in net revenues.

•
Ameristar Lake Charles. On March 14, 2012, we entered into a definitive agreement to acquire all of the equity interests of Creative. The acquisition closed on July 16, 2012 and construction commenced on July 20, 2012. Pursuant to the purchase agreement, we paid $32.5 million, inclusive of $5.0 million deposited into an escrow account at closing to secure the seller’s indemnification obligations under the purchase agreement for a period of 18 months. We are developing Ameristar Casino Resort Spa Lake Charles on a leased 243-acre site and the facility will include a casino, hotel, a variety of food and beverage outlets, an 18-hole golf course, a tennis club, a swimming pool, spa and other resort amenities. The Lake Charles property will draw primarily from the Houston metropolitan area as well as other southeastern Texas and southwestern Louisiana communities. The license conditions as revised by the LGCB require us to invest at least $500 million in the project. The cost of the project, inclusive of the purchase price, is expected to be between $570 million and $580 million, excluding capitalized interest and pre-opening expenses. We are required by the LGCB license conditions to maintain a $25.0 million deposit in a restricted bank account, which will be fully refunded upon the timely completion of the project within two years of construction commencement. We anticipate funding the project through a combination of cash from operations and borrowings under our revolving loan facility. But for the acquisition of the Company by Pinnacle and the subsequent divestiture by Pinnacle of the Company’s Lake Charles project to satisfy conditions of the FTC, the Company otherwise expected to complete construction of Ameristar Casino Resort Spa Lake Charles in the third quarter of 2014.

•
Debt and Interest Expense. At June 30, 2013, total debt was $1.9 billion. Net principal repayments totaled $1.8 million during the first six months of 2013. As of June 30, 2013, the amount of our revolving loan facility available for borrowing was $478.6 million, after giving effect to $1.4 million of outstanding letters of credit.

For the first half of 2013, our consolidated net interest expense increased by $1.1 million compared to the prior-year period. The increase in interest expense was primarily attributable to the $240.0 million debt offering completed in April 2012.

•
Ameristar Kansas City. On February 3, 2012, a casino operator opened a land-based casino and entertainment facility at the Kansas Speedway, approximately 24 miles from Ameristar Kansas City. The increased competition continued to contribute to declines in our property’s net revenues and operating income of 5.8% and 9.5%, respectively, for the first half of 2013 compared to the prior-year period.

•
Ameristar St. Charles. In connection with a major renovation of the westbound span of the Blanchette Bridge, which carries Interstate 70 over the Missouri River near Ameristar St. Charles, this span was closed beginning in early November 2012 and is expected to reopen in late summer 2013, nearly three months ahead of the originally expected November 2013 completion date. While construction is ongoing, the westbound span of the bridge is closed and westbound traffic is being diverted to the eastbound span, reducing it from 10 lanes to six lanes. The project creates an inconvenience for guests of Ameristar St. Charles, which will continue until the bridge construction is completed. The bridge construction contributed to expected declines in our property’s net revenues and operating income of 2.1% and 4.8%, respectively, from the prior-year second quarter.

Results of Operations
The following table sets forth certain information concerning our consolidated cash flows and the results of operations of our operating properties:
AMERISTAR CASINOS, INC. AND SUBSIDIARIES SUMMARY CONSOLIDATED FINANCIAL DATA (Dollars in Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Consolidated Cash Flow Information:
Net cash provided by operating activities	$44,847	$43,846	$120,467	$115,817
Net cash used in investing activities	$(75,445)	$(19,891)	$(110,812)	$(53,111)
Net cash (used in) provided by financing activities	$(2,616)	$18,843	$(7,487)	$(12,898)
Net Revenues:
Ameristar St. Charles	$64,763	$66,135	$130,453	$134,344
Ameristar Kansas City	50,245	52,048	102,162	108,396
Ameristar Council Bluffs	41,463	41,132	83,487	84,839
Ameristar Black Hawk	40,483	39,839	78,814	79,161
Ameristar Vicksburg	28,973	30,545	59,244	62,822
Ameristar East Chicago	50,605	52,357	104,466	109,876
Jackpot Properties	14,756	14,198	27,741	28,949
Consolidated net revenues	$291,288	$296,254	$586,367	$608,387
Operating Income (Loss):
Ameristar St. Charles	$16,144	$16,953	$32,237	$36,016
Ameristar Kansas City	14,625	14,988	29,779	32,907
Ameristar Council Bluffs	15,888	14,749	31,778	31,629
Ameristar Black Hawk	10,871	10,435	19,891	20,560
Ameristar Vicksburg	10,086	10,300	20,756	22,208
Ameristar East Chicago	7,234	5,089	15,099	13,577
Jackpot Properties	3,415	2,700	5,689	6,023
Corporate and other	(17,150)	(16,191)	(36,067)	(34,639)
Consolidated operating income	$61,113	$59,023	$119,162	$128,281
Operating Income Margins(1):
Ameristar St. Charles	24.9%	25.6%	24.7%	26.8%
Ameristar Kansas City	29.1%	28.8%	29.1%	30.4%
Ameristar Council Bluffs	38.3%	35.9%	38.1%	37.3%
Ameristar Black Hawk	26.9%	26.2%	25.2%	26.0%
Ameristar Vicksburg	34.8%	33.7%	35.0%	35.4%
Ameristar East Chicago	14.3%	9.7%	14.5%	12.4%
Jackpot Properties	23.1%	19.0%	20.5%	20.8%
Consolidated operating income margin	21.0%	19.9%	20.3%	21.1%
____________________________________

(1)	Operating income margin is operating income (loss) as a percentage of net revenues.

The following table presents detail of our net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands, Unaudited)
Casino Revenues:
Slots	$263,814	$270,654	$532,144	$554,611
Table games	30,872	29,322	63,193	61,270
Other	3,037	3,380	6,364	7,182
Casino revenues	297,723	303,356	601,701	623,063
Non-Casino Revenues:
Food and beverage	31,865	33,250	66,400	67,940
Rooms	19,202	19,485	37,976	38,758
Other	7,178	7,060	13,985	13,967
Non-casino revenues	58,245	59,795	118,361	120,665
Less: Promotional Allowances	(64,680)	(66,897)	(133,695)	(135,341)
Total Net Revenues	$291,288	$296,254	$586,367	$608,387
Net Revenues
Consolidated net revenues for the quarter ended June 30, 2013 declined $5.0 million, or 1.7%, from the second quarter of 2012. Second quarter 2013 net revenues decreased on a year-over-year basis at four of our seven gaming locations. During the second quarter of 2013, net revenues declined from the corresponding 2012 period by 3.5% at Ameristar Kansas City and 3.3% at Ameristar East Chicago as they continue to be adversely affected by competitive challenges in their respective markets. Also, second quarter 2013 net revenues were negatively affected by maintenance on the I-70 bridge near our St. Charles property. However, in May 2013, the Missouri Department of Transportation announced the bridge rehabilitation project will be completed in late summer 2013, nearly three months ahead of the originally expected November 2013 completion date. In the second quarter of 2013, our Jackpot properties increased net revenues 3.9% year over year mostly as a result of the prior-year second quarter being adversely impacted by construction disruption relating to a hotel room renovation as well as road repaving on Highway 93 between Twin Falls and Jackpot.
During the three months ended June 30, 2013, consolidated promotional allowances decreased $2.2 million, or 3.3%, from the corresponding 2012 period. Consolidated promotional allowances as a percentage of gross gaming revenues decreased from 22.1% in the second quarter of 2012 to 21.7% in the second quarter of 2013.
For the six months ended June 30, 2013, consolidated net revenues declined $22.0 million, or 3.6%, from the corresponding 2012 period. During the first six months of 2013, net revenues decreased on a year-over-year basis at all seven of our gaming locations. The first half of 2012 benefited from unseasonably mild winter weather conditions and the extra day due to leap year, which contributed to the consolidated net revenue performance at our properties in 2012. In addition, we believe various economic factors, including higher payroll tax withholding and the rise in fuel and utility costs, contributed to the year-over-year net revenue decline.
During the six months ended June 30, 2013, consolidated promotional allowances decreased $1.6 million, or 1.2%, from the corresponding 2012 period.
Operating Income
In the second quarter of 2013, we generated operating income of $61.1 million, compared to $59.0 million in the same period in 2012. Second quarter 2013 operating income increased on a year-over-year basis at four of our seven gaming locations. During the second quarter of 2013, operating income improved 26.5% at our Jackpot properties due to the factors discussed above and 7.7% at Ameristar Council Bluffs due mostly to marketing efficiencies. Ameristar East Chicago increased operating income by $2.1 million (42.1%) over the prior-year second quarter. East Chicago benefited from the passage of a new law that makes favorable adjustments in the gaming tax structure for marketing-related expenses to allow existing casinos to improve their market competitiveness.
For the six months ended June 30, 2013, our operating income was $119.2 million, compared to $128.3 million for the corresponding 2012 period. The consolidated operating income decline on a year-over-year basis resulted from the factors that affected net revenues for the six months ended June 30, 2013 discussed above; however, we believe the application of our efficient operating model mitigated the impact of the declines in net revenues experienced in the first half of 2013.
For the six months ended June 30, 2013, corporate expense increased to $36.1 million from $34.6 million for the same period in 2012. Current year corporate operating expense was adversely affected by $3.4 million in expenses relating to the pending Merger, partially offset by a decrease of approximately $1.5 million in non-cash stock-based compensation expense from the corresponding prior-year six month period.
Interest Expense
The following table summarizes information related to interest on our long-term debt:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in Thousands, Unaudited)
Interest cost	$29,716	$29,078	$59,382	$56,178
Less: Capitalized interest	(1,573)	(257)	(2,606)	(472)
Interest expense, net	$28,143	$28,821	$56,776	$55,706
Cash paid for interest, net of amounts capitalized	$46,363	$39,181	$59,442	$49,982
Weighted–average total debt outstanding	$1,917,906	$1,922,244	$1,918,799	$1,931,444
Weighted–average interest rate	6.1%	5.8%	6.2%	5.7%
For the quarter ended June 30, 2013, consolidated interest expense, net of amounts capitalized, decreased $0.7 million, or 2.4%, from the 2012 second quarter. Year to date, consolidated interest expense, net of amounts capitalized, increased $1.1 million, or 1.9%, from the first six months of 2012. The increase is due primarily to the April 2012 issuance of $240.0 million principal amount of Additional 2021 Notes. In April 2013, we made a $39.0 million interest payment on the 2021 Notes.
Income Taxes
Our effective income tax rate was 39.4% for the quarter ended June 30, 2013, compared to 41.5% for the corresponding 2012 period. For the six months ended June 30, 2013 and 2012, the effective income tax rates were 39.2% and 19.7%, respectively. The effective income tax rate for the six months ended June 30, 2012 was impacted by a $15.7 million cumulative reduction in the income tax provision as a result of certain income tax elections made in the first quarter of 2012. Excluding the impact of these elections, our effective tax rate for the six months ended June 30, 2012 would have been 41.1%. For the remainder of 2013, without giving effect to the completion of the Merger, we expect our quarterly effective income tax rate to be in a range of 39% to 41%.
Net Income
For the three months ended June 30, 2013, we had consolidated net income of $20.0 million, compared to $17.6 million for the quarter ended June 30, 2012. For the six months ended June 30, 2013, we reported net income of $38.0 million, compared to $59.0 million for the six months ended June 30, 2012. The year-over-year decline in net income for the six-month period was mostly attributable to the decline in net revenues, the absence of the $15.7 million cumulative reduction in the income tax provision mentioned above that was recognized in the first quarter of 2012 and the $3.4 million Merger-related costs incurred in the current period. Diluted earnings per share for the three and six months ended June 30, 2013 were $0.57 and $1.08, respectively, compared to diluted earnings per share of $0.51 and $1.73 for the corresponding prior-year periods.

Liquidity and Capital Resources
Cash Flows — Summary
Our cash flows consisted of the following:

	Six Months Ended June 30,
	2013	2012
	(In Thousands, Unaudited)
Net cash provided by operating activities	$120,467	$115,817
Cash Flows from Investing Activities:
Capital expenditures	(135,521)	(51,375)
Increase (decrease) in construction contracts payable	24,349	(1,674)
Proceeds from sale of assets	64	401
Decrease in restricted cash	328	—
Increase in deposits and other non-current assets	(32)	(463)
Net cash used in investing activities	(110,812)	(53,111)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and other borrowings	43,000	290,200
Principal payments of debt	(44,765)	(292,947)
Debt issuance and amendment costs	(20)	(4,723)
Cash dividends paid	(8,263)	(8,241)
Proceeds from stock option exercises	2,654	3,605
Purchases of treasury stock	(93)	(792)
Net cash used in financing activities	(7,487)	(12,898)
Net Increase in Cash and Cash Equivalents	$2,168	$49,808
Our business is primarily conducted on a cash basis. Accordingly, operating cash flows follow trends in our operating income, excluding non-cash items. For the six months ended June 30, 2013, net cash provided by operating activities increased $4.7 million from 2012, mostly as a result of changes in our accounts payable and deferred tax account balances in 2013.
Capital expenditures in the first half of 2013 primarily related to construction of Ameristar Lake Charles, slot machine purchases and the acquisition of long-lived assets relating to various capital maintenance projects at all of our properties. Capital expenditures in the first half of 2012 included slot machine purchases, a Springfield, Massachusetts land purchase, an Ameristar East Chicago hotel room renovation and various capital maintenance projects at all of our properties.
In March 2012, we entered into a definitive agreement to acquire all of the equity interests of Creative for $32.5 million. The construction of Ameristar Casino Resort Spa Lake Charles began on July 20, 2012. We are developing Ameristar Casino Resort Spa Lake Charles on a leased 243-acre site and the facility will include a casino with approximately 1,600 slot machines and 60 table games, a hotel with approximately 700 guest rooms (including 70 suites), a variety of food and beverage outlets, an 18-hole golf course, a tennis club, a swimming pool, spa and other resort amenities. There will also be approximately 3,000 parking spaces, of which 1,000 will be in a parking garage. The license conditions as revised by the LGCB require us to invest at least $500 million in the project. The cost of the project, inclusive of the purchase price, is expected to be between $570 million and $580 million, excluding capitalized interest and pre-opening expenses. The budget includes $20 million for the portion of certain public highway access improvements near the property that we have agreed to fund and that are expected to be completed at or around the time of the opening of Ameristar Lake Charles. Through June 30, 2013, capital expenditures related to the project totaled approximately $150.8 million (exclusive of the purchase price paid for the acquisition of the equity interests of Creative). We are required to maintain a $25.0 million deposit in a restricted bank account for the benefit of the LGCB, which will become unrestricted and available for use at our discretion upon the timely completion of the project within two years of construction commencement. We anticipate funding the project through a combination of cash from operations and borrowings under our revolving loan facility. But for the acquisition of the Company by Pinnacle and the subsequent divestiture by Pinnacle of the Company’s Lake Charles project to satisfy conditions of the FTC, the Company otherwise expected to complete construction of Ameristar Casino Resort Spa Lake Charles in the third quarter of 2014. Until the Merger is completed, for accounting purposes, we continue to record the Lake Charles casino-hotel development as an asset held for use.

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
Pursuant to the ground lease agreement, we were required to deposit $5.0 million in a separate bank account to cover the monthly rent payments prior to the commencement of gaming activity. Any remaining balance in the ground lease rent deposit account at the time gaming activity commences will be considered unrestricted and available for use at our discretion. At June 30, 2013, the ground lease deposit bank account had a balance of $4.3 million, of which $0.7 million is expected to be utilized for monthly rent payments over the next 12 months.
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
During the first half of 2013, our Board of Directors declared two quarterly cash dividends of $0.125 per share, which were paid on March 15, 2013 and June 14, 2013. During the six-month period ended June 30, 2012, the Board of Directors declared two quarterly cash dividends of $0.125 per share, which were paid on March 15, 2012 and June 15, 2012.
On September 15, 2011, the Board of Directors approved the repurchase of up to $75 million of our common stock through September 30, 2014. During the six months ended June 30, 2013 and 2012, we did not repurchase any shares of common stock in open market transactions. The Merger Agreement prohibits us from repurchasing additional shares under the stock repurchase program without the consent of Pinnacle.
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
Net principal repayments totaled $1.8 million during the first half of 2013. All mandatory principal payments have been made through June 30, 2013. As of June 30, 2013, the amount of the revolving loan facility available for borrowing was $478.6 million, after giving effect to $1.4 million of outstanding letters of credit. The Merger Agreement limits the amount of additional debt we are permitted to incur prior to the closing of the Merger.
In addition to the availability under the Credit Facility, we had $91.6 million of cash and cash equivalents at June 30, 2013, approximately $75 million of which were required for daily operations.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Credit Facility. Outstanding amounts borrowed under our Credit Facility bear interest at a rate equal to LIBOR (in the case of Eurodollar loans) or the prime interest rate (in the case of base rate loans), plus an applicable margin, or “add-on.” As of June 30, 2013, we had $877.0 million outstanding under the Credit Facility, which represents approximately 46% of our total outstanding debt, bearing interest at variable rates indexed to one-month LIBOR, based on our election. At June 30, 2013, the average interest rate applicable to the Credit Facility debt outstanding was 3.7%. An increase of one percentage point in the interest rate applicable to the Credit Facility debt outstanding at June 30, 2013 would increase our annual interest cost and reduce our pre-tax income by $3.3 million (after giving effect to the LIBOR floor of 1.0% for the B term loan, which comprised 77% of the total Credit Facility balance at June 30, 2013). The remaining 54% of our debt outstanding as of June 30, 2013, consisting of the 2021 Notes, bears interest at fixed rates.
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
(b) Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second fiscal quarter of 2013.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
Reference is made to the stockholder litigation relating to the Merger reported in Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 and in Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. On July 3, 2013, the Company and the other defendants filed a motion for judgment on the pleadings. On August 5, 2013, the plaintiffs filed a stipulation to voluntarily dismiss the action without prejudice, with each party to pay its own attorneys’ fees.
On May 28, 2013, the FTC filed an administrative complaint against Pinnacle and the Company alleging that the Merger would reduce competition and lead to higher prices and lower quality for customers in the St. Louis, Missouri and Lake Charles, Louisiana areas in violation of various provisions of U.S. antitrust laws. Since that time, the parties have made significant progress toward resolving the matter without the need for administrative litigation. Consequently, on August 5, 2013, the Commission granted the FTC’s, Pinnacle’s and the Company’s unopposed joint motion to withdraw the administrative litigation.

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

101
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012 (audited); (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and June 30, 2012 (unaudited); (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012 (unaudited); (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited).
Furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISTAR CASINOS, INC. Registrant

Date:	August 7, 2013	By:	/s/ Thomas M. Steinbauer
Thomas M. Steinbauer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)